Form 10-Q
period 1996-03-30
ADEPT TECHNOLOGY INC
filed 1996-05-14
CIK 865415

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


            California                                 94-29000635
- - ---------------------------------------     ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


        150 Rose Orchard Way
        San Jose, California                             95134
- - ---------------------------------------     ------------------------------------
(Address of Principal executive offices)               (Zip Code)

                                 (408) 432-0888
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.


                           YES       X           NO
                                   -----               -----

The number of shares of the Registrant's common stock outstanding as of March 30, 1996 was 7,551,788.


================================================================================

                                              ADEPT TECHNOLOGY, INC.

                                                       INDEX




                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  March 30, 1996 and June 30, 1995............................................................    3


                Condensed Consolidated Statements of Income
                  Three months and nine months ended March 30, 1996 and April 1, 1995.........................    4


                Condensed Consolidated Statements of Cash Flows
                  Nine months ended March 30, 1996 and April 1, 1995..........................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    8



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   11

              Signatures......................................................................................   12

              Index to Exhibits...............................................................................   13



                             ADEPT TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      March 30,        June 30,
                                                        1996            1995(1)
                                                      -------         --------
                                                      (unaudited)      (audited)
ASSETS

Current assets:
  Cash and cash equivalents                           $ 9,875         $  5,912
  Short term investments                                3,900            2,900
  Accounts receivable, less allowance for
    doubtful accounts of
    $483 at March 30, 1996 and $482 at
    June 30, 1995                                      18,257           13,592
  Inventories                                          14,477            8,787
  Deferred tax assets and prepaid expenses              2,078            1,142
                                                      -------         --------
      Total current assets                             48,587           32,333

Property and equipment at cost:
  Computer equipment                                    3,017            2,849
  Office furniture and equipment                        1,552            1,438
  Machinery and equipment                              10,169            8,496
                                                      -------         --------
                                                       14,738           12,783
  Less accumulated depreciation and amortization       10,248            8,866
                                                      -------         --------
Net property and equipment                              4,490            3,917

Intangible assets related to acquisition of
    Silma Incorporated, net of
    accumulated amortization of $230 at
    March 30,1996                                       1,243            1,473
Other assets                                            1,057              648
                                                      -------         --------
      Total assets                                    $55,377          $38,371
                                                      =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                    $ 6,432         $  6,785
  Other accrued liabilities                             8,334            5,502
  Current portion of obligations under
     capital leases                                       140              289
                                                      -------         --------
      Total current liabilities                        14,906           12,576

Obligations under capital leases                           42              117
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    5,000 shares authorized, none issued and
      outstanding                                          -                -
  Convertible preferred stock, no par value:
    4,372 shares authorized at June 30, 1995;
      4,043 issued and outstanding at June 30,1995,
      none at March 30, 1996                              -             30,185
  Common stock, no par value:
    25,000 shares authorized; 7,552 and 2,120
      issued and outstanding at March 30,
      1996 and June 30, 1995, respectively             44,324            3,977
  Accumulated deficit                                  (3,880)          (8,337)
                                                      -------         --------
                                                       40,444           25,825
Less notes receivable from shareholders                    15              147
                                                      -------         --------
      Total shareholders' equity                       40,429           25,678
                                                      -------         --------
      Total liabilities and shareholders' equity      $55,377          $38,371
                                                      =======          =======

(1) Amounts derived from the Company's audited financial statements for the year ended June 30, 1995.

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)


                                      Three months ended     Nine months ended
                                    ---------------------- ---------------------
                                      March 30,   April 1,   March 30, April 1,
                                        1996       1995       1996      1995
                                      --------   --------    --------  --------

Net revenues                          $ 20,800   $ 15,016    $ 61,214  $ 42,345
Cost of revenues                        11,852      8,937      35,133    24,693
                                      --------   --------    --------  --------
Gross margin                             8,948      6,079      26,081    17,652
Operating expenses:
  Research, development and
    engineering                          2,112      1,587       6,131     4,794
  Selling, general and administrative    5,126      3,674      14,912    10,674
                                      --------   --------    --------  --------
Total operating expenses                 7,238      5,261      21,043    15,468
                                      --------   --------    --------  --------
Operating income                         1,710        818       5,038     2,184

Interest income, net                       210        130         344       284
                                      --------   --------    --------  --------

Income before provision for
  income taxes                           1,920        948       5,382     2,468

Provision for (benefit from)
  income taxes                             325       (138)        925      (360)
                                      --------   --------    --------  --------

Net income                            $  1,595   $  1,086    $  4,457  $  2,828
                                      ========   ========    ========  ========

Net income per share                  $    .19   $    .17    $    .59  $    .44
                                      ========   ========    ========  ========

Shares used in computing net
  income per share                       8,357      6,408       7,508     6,401
                                      ========   ========    ========  ========

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                       Nine months ended
                                                    -----------------------
                                                     March 30,    April 1,
                                                       1996        1995
                                                     --------    --------
Cash flows from operating activities:
  Net income                                         $  4,457    $  2,828
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                       1,737       1,118
    (Gain) Loss on disposal of property and equipment     (12)         74
    Changes in operating assets and liabilities:
      Accounts receivable                              (4,665)        (45)
      Inventories                                      (5,690)       (935)
      Deferred tax assets and prepaid expense            (936)     (1,072)
      Other assets                                       (441)          3
      Accounts payable                                   (353)      1,203
      Accrued liabilities                               2,832         610
                                                     --------    --------
    Total Adjustments                                  (7,528)        956
                                                     --------    --------
  Net cash provided by (used in) operating
     activities                                        (3,071)      3,784
                                                     --------    --------

Cash flows from investing activities:
  Purchase of property and equipment, net              (2,049)     (1,227)
  Proceeds from the sale of property and equipment         13        --
  Purchases of available for sale investments          (1,000)       --
                                                     --------    --------
  Net cash used in investing activities                (3,036)     (1,227)
                                                     --------    --------

Cash flows from financing activities:
  Principal payment for capital lease obligations        (224)       (138)
  Proceeds from issuance of common stock under
    initial public offering and employee stock
     incentive program, net of repurchases,
    cancellations and payments of notes receivable
    from shareholders                                  10,294          15
                                                     --------    --------
  Net cash provided by (used in) financing activities  10,070        (123)
                                                     --------    --------

Net increase in cash and cash equivalents               3,963       2,434
Cash and cash equivalents, beginning of period          5,912       6,677
                                                     --------    --------
Cash and cash equivalents, end of period             $  9,875    $  9,111
                                                     ========    ========
Cash paid during the period for:
  Interest                                           $     38    $     30
  Taxes                                              $    796    $    102

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


1.   General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the unaudited interim financial statements for the three months ended September 30, 1995 and the audited financial statements and notes thereto for the fiscal year ended June 30, 1995 included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on December 15, 1995 (Reg. No. 33-98816). Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending June 30, 1996 or for any other future period.


2.   Public Offerings

         On December 20, 1995 the Company closed an initial public offering of 1,250,000 shares of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B, C and D convertible preferred stock were converted into 4,067,422 shares of the Company's common stock.


3.   Financial Instruments

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS No. 115). FAS No. 115 requires the Company to determine the appropriate classification of its investments in debt and equity securities at the time of purchase and to reevaluate such classification as of each balance sheet date. The Company's short term investments consist of money market auction rate preferred stock with maturities of one year or less. They are classified as available for sale, and as such are carried at fair value. Fair value is based upon quoted market prices on the last day of the fiscal period. The cost of debt securities sold is based on the specific identification method. The Company had no investments in equity securities at June 30, 1995 and March 30, 1996. During fiscal year 1995 and the three months and nine months ended March 30, 1996, realized and unrealized gains and losses on available for sale investments were not material. Due to insignificant differences between the cost and fair value of the Company's investments, the adoption of FAS No. 115 had no material effect on the Company's investments at July 1, 1994. In accordance with FAS No. 115, prior period financial statements have not been restated.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


4.   Inventories

         Inventories are summarized as follows:

                                                   March 30,           June 30,
                                                     1996                1995
                                                   ---------          ---------
                  Raw materials                    $   8,761          $   4,877
                  Work-in-process                      3,734              2,473
                  Finished goods                       1,982              1,437
                                                   ---------          ---------

                                                   $  14,477          $   8,787
                                                   =========          =========


5.   Income taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the benefits of federal and state net operating loss and tax credit carryforwards and adjustments to the valuation allowance related to the realizability of the Company's deferred tax assets, offset by taxes on the Company's foreign operations.


6.   Net income per share

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the assumed initial public offering (IPO) price during the twelve-month period preceding the date of the initial filing of the registration statement have been included in the calculation of common equivalent shares, using the treasury stock method based on an assumed IPO price, as if they were outstanding for all periods presented prior to the IPO date.


7.   Contingencies

         The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. There is presently no litigation involving such claims, and the Company believes that the ultimate resolution, if any, of these matters will not have a material adverse effect on its financial position, results of operations or cash flows. There can be no assurance that these or other future communications will not result in protracted or costly litigation or can be settled on commercially reasonable terms. While it may be necessary or desirable in the future to obtain licenses relating to one or more of its products, or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms, or at all.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots and linear modules. In addition, the Company recently introduced a vision-based flexible part feeder. The Company's net revenues have increased over time as its robot product lines have grown, its advanced software and sensing technologies have enabled robots to perform a wider range of functions and the Company has expanded its channel of system integrators. In fiscal 1994 the Company began selling significant volumes of its software and controller products to OEMs. In addition, net revenues from international sales have increased as the Company has expanded its international sales and marketing operations.

The Company sells its products through system integrators, its direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to the Company's products, thereby enabling the Company to provide solutions to a diversified industry base, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. Net revenues have increased in each of the Company's last three fiscal years; however, there can be no assurance that the Company's net revenues will continue to grow or that the Company will be profitable in future periods. Accordingly, the Company's historical results of operations should not be relied upon as an indication of future performance.

In June 1995 the Company  purchased  the assets and assumed the  liabilities  of
SILMA  Incorporated   ("Silma"),   a  developer  of  simulation  software.   The
acquisition was accounted for under the purchase method of accounting.


Results of Operations

Three Month and Nine Month Periods  Ended March 30, 1996 and April 1, 1995

Net revenues. The Company's net revenues increased by 38.5% to $20.8 million for the three months ended March 30, 1996 from $15.0 million for the three months ended April 1, 1995. The Company's net revenues increased by 44.6% to $61.2 million for the nine months ended March 30, 1996 from $42.3 million for the nine months ended April 1, 1995. The growth in net revenues for both periods was primarily attributable to increased service and upgrade revenues, higher shipments of existing products and, to a lesser extent, increased net revenues from simulation software. International sales, including sales to Canada, were $8.9 million or approximately 42.9% of net revenues for the three months ended March 30, 1996 as compared with $5.9 million or 39.3% of net revenues for three months ended April 1, 1995. International sales, including sales to Canada, were $23.9 million or approximately 39.1% of net revenues for the nine months ended March 30, 1996 as compared with $16.6 million or 39.3% of net revenues for the nine months ended April 1, 1995. For the three months ended March 30, 1996, the Company began volume shipments of CE Certified SCARA robots and MV controllers to Europe. These products have been officially certified as fully complying with new rigorous safety standards that have recently taken effect throughout Europe.

Although net revenues increased in the three months ended March 30, 1996, the Company did experience moderation in its overall growth rate as compared to the Company's growth rate in prior quarters. See "Significant Fluctuations in Operating Results." In addition, although the Company's Silma division contributed to the Company's overall revenue growth in the three months ended March 30, 1996, some of the financial synergies the Company anticipated would arise from the acquisition of Silma are taking longer to realize than originally expected. As a result, the Company implemented a management reorganization of the Silma division during the third quarter of fiscal 1996 to better integrate the division's activities into the Company, and the Company has launched a new marketing program targeted at new customers.

Gross margin. Gross margin percentage was 43.0% for the three months ended March 30, 1996 and 40.5% for the three months ended April 1, 1995. Gross margin percentage was 42.6% for the nine months ended March 30, 1996 and 41.7% for the nine months ended April 1, 1995. The increase in gross margin was primarily attributable to an increased percentage of sales of higher margin option and upgrade hardware products as well as higher gross margins on simulation software products from the Company's Silma division of which there were none in fiscal 1995. Additionally, lower margin mechanism revenue declined quarter to quarter.

The Company expects that it will continue to experience quarterly fluctuations in gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses increased by 33.1% to $2.1 million for the three months ended March 30, 1996 from $1.6 million for the three months ended April 1, 1995. The Company's research, development and engineering expenses increased by 27.9% to $6.1 million for the nine months ended March 30, 1996 from $4.8 million for the nine months ended April 1, 1995. The increase in research, development and engineering expenses for both comparable periods is primarily attributable to the addition of the research and development expenses of the Company's Silma division. In addition, for the three and nine month periods of fiscal 1996, research, development and engineering expenses were partially offset by $260,000 and $559,000, respectively, of third party development funding. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1996, but there can be no assurance that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time. As a percentage of net revenues, research, development and engineering expenses decreased to 10.2% for the three months ended March 30, 1996 from 10.6% in the three months ended April 1, 1995. As a percentage of net revenues, research, development and engineering expenses decreased to 10.0% for the nine months ended March 30, 1996 from 11.3% for the nine months ended April 1, 1995. Research, development and engineering expenses as a percentage of net revenues declined because the increase in research, development and engineering expenses was more than offset by the increase in net revenues.

Selling, General and Administrative. Selling, general and administrative expenses increased 39.5% to $5.1 million or 24.6% of net revenues for the three months ended March 30, 1996, as compared with $3.7 million or 24.5% of net revenues for the three months ended April 1, 1995. Selling, general and administrative expenses increased 39.7% to $14.9 million or 24.4% of net revenues for the nine months ended March 30, 1996, as compared with $10.7 million or 25.2% of net revenues for the nine months ended April 1, 1995. This increased spending was primarily attributable to the addition of the Company's Silma division, and to a lesser extent, to increased headcount and sales commissions associated with the Company's higher revenue levels, additional administrative expenses associated with being a public company and a higher employee incentive bonus accrual. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate in future periods.

Interest Income (Expense), Net. Interest income, net for the three months ended March 30, 1996 was $210,000, compared to $130,000 for the three months ended April 1, 1995. Interest income, net for the nine months ended March 30, 1996 was $344,000, compared to $284,000 for the nine months ended April 1, 1995. The increase in each period was due to additional interest income earned by the investment of cash proceeds from the Company's initial public offering in December 1995.

Provision for (Benefit from) Income Taxes. The Company recorded a tax benefit of $360,000 for the nine month period ended April 1, 1995 due to the utilization of net operating loss carryforwards and a reduction in the valuation allowance for deferred tax assets. The Company's effective tax rate for the three month and nine month periods ended March 30, 1996 was 17%. The Company's tax rate differs from the statutory income tax rate primarily due to the utilization of tax credit carryforwards and to a reduction in the valuation allowance for deferred tax assets, partially offset by taxes on the Company's foreign operations.

Significant Fluctuations in Operating Results

The Company's operating results have historically been, and will continue to be, subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically and internationally or in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, failure to introduce new products on a timely basis, failure to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by distribution channel, changes in the spending patterns of the Company's customers, and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems sourced from third parties, and higher margin software products. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

The  Company  has   experienced  and  is  expected  to  continue  to  experience seasonality in product bookings. The Company has historically had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. In the past the Company has generally been able to maintain revenue levels during the September fiscal quarter by utilizing backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter were lower than anticipated and the Company's backlog at the end of the June fiscal quarter was insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected.

In addition, a significant percentage of the Company's product shipments occur in the last month of each fiscal quarter. Historically this has been due to a lack of component availability from sole or single source suppliers or, with respect to components with long procurement lead times, due to inaccurate forecasting of the level of demand for the Company's products or of the product mix for a particular fiscal quarter. The Company has therefore from time to time been required to utilize components and other materials for current shipments which were scheduled to be incorporated into products to be shipped in subsequent periods. If the Company were unable to obtain additional components or mechanical subsystems to meet increased demand for its products, or to meet demand for a product mix which differed from the forecasted product mix, or if for any reason the Company failed to ship sufficient product prior to the end of the fiscal quarter, the Company's business, financial condition and results of operations could be materially adversely affected.


Liquidity and Capital Resources

The Company completed its initial public offering of Common Stock in December 1995, raising approximately $10.1 million net of offering expenses. Prior to that, the Company financed its operations through private sales of equity securities, capital equipment leases, bank lines of credit and cash flow from operations.

The Company's operating activities used cash of $3.1 million and provided cash of $3.8 million for the nine months ended March 30, 1996 and April 1, 1995, respectively. The cash used in operations in the nine months ended March 30, 1996 primarily related to the increase in accounts receivable and inventory associated with higher net revenues and was partially offset by net income as adjusted by the effects of depreciation and amortization.

Net cash used in investing activities was $3.0 million for the nine months ended March 30, 1996, due to purchases of short term investments aggregating $1.0 million and purchases of property and equipment aggregating $2.0 million. The Company currently anticipates spending during fiscal 1996 approximately $1.3 million for test fixtures, tooling and other factory investments and approximately $1.2 million for laboratory and other equipment. In addition, the Company currently expects to acquire a new MIS system during the next three months with implementation anticipated over the next twelve months, and estimates that such system and its implementation will cost an aggregate of $2.0 to $2.5 million, with expenditures relating to such system currently expected to approximate $900,000 in the fourth quarter of fiscal 1996.

As of March 30, 1996 the Company had working capital of approximately $33.7 million, including $9.9 million in cash and cash equivalents and $3.9 million in short term investments. The Company believes that the existing cash and cash equivalent balances as well as short term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The  Exhibits  listed  on  the  accompanying   index   immediately
              following the signature page are filed as part of this report.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                 ADEPT TECHNOLOGY, INC.






Date: May 14, 1996     By:    /s/ Brian R. Carlisle
                          ------------------------------------------------------
                              Brian R. Carlisle
                              Chairman of the Board and Chief Executive Officer






Date: May 14, 1996     By:    /s/ Betsy A. Lange
                          ------------------------------------------------------
                              Betsy A. Lange
                              Vice President of Finance and Chief Financial
                              Officer


                                                  INDEX TO EXHIBITS



                                                                                                       SEQUENTIALLY
                                                                                                           NUMBERED
              EXHIBITS                                                                                         PAGE
- - -------------------------------------------------------------------------------------------------------------------
3.1 (1)       Restated Articles of Incorporation of Registrant.

3.2 (1)       Bylaws of the Registrant, as amended to date.

10.1 (1)      1983 Stock Incentive Program, and form of agreements thereto.

10.2 (1)      1993 Stock Option Plan, and form of agreement thereto.

10.3 (1)      1995 Employee Stock Purchase Plan, and form of agreement thereto.

10.4 (1)      1995 Director Stock Option Plan, and form of agreement thereto.

10.5 (1)      Form of Indemnification Agreement between the Registrant and its officers and directors.

10.6.1 (1)    Lease Agreement between Registrant and Technology Associates I dated July 18, 1986, as amended.

10.6.2 (1)    Office  Building  Lease  between  Registrant  and Puente Hills
              Business Center II dated May 20, 1993, as amended.

10.6.3 (1)    Standard Office Lease - Gross between SILMA  Incorporated  and
              South Bay/Copley Joint Venture dated November 11, 1992.

10.7 (1)      Loan Payoff Plan dated August 3, 1993 between the Registrant and Charles Duncheon.

11.1          Statement of Computation of Net Income Per Share .                                                 14

21.1 (1)      Subsidiaries of the Registrant.

27            Financial Data Schedule.                                                                           15



   (1)   Incorporated  by reference to the exhibits  filed with the  Company's  Registration  Statement on Form S-1
         (No. 33-98816), effective December 11, 1995.


                                       13