Form 10-Q/A
period 1996-03-30
ADEPT TECHNOLOGY INC
filed 1996-09-25
CIK 865415

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A




[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended March 30, 1996

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.

             (Exact name of Registrant as specified in its charter)


            California                                 94-29000635
- ---------------------------------------     ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                              150 Rose Orchard Way
                              San Jose, California
                    (Address of Principal executive offices)


                                      95134
                                   (Zip Code)

                                 (408) 432-0888
              (Registrant's telephone number, including area code)


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

PART II.    OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 11.1+  Statements regarding computation of net income per share

                 27     Financial Data Schedule

            (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 30, 1996.

- ----------------------

            + Previously filed.

                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         ADEPT TECHNOLOGY, INC.



Date: September 25, 1996                 By: /s/ BETSY A. LANGE
                                             -----------------------------------
                                             Betsy A. Lange
                                             Vice President of Finance and
                                              Chief Financial Officer
                                             (Principal Financial and Principal
                                              Accounting Officer and Duly
                                              Authorized Officer