Form 10-K
period 1996-06-30
ADEPT TECHNOLOGY INC
filed 1996-09-30
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996 or

|_| Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

Commission file number: 0-27122

                             ADEPT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

             California                                         94-29000635
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                         Identification Number)

150 Rose Orchard Way, San Jose, California                         95134
 (Address of principal executive office)                         (zip code)

       Registrant's telephone number, including area code: (408) 432-0888

           Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of each exchange
     Title of each class                                 on which registered
- --------------------------------                      -------------------------
             None                                               None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                      ---       ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1996 as reported on the Nasdaq National Market, was approximately $33,021,118. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of August 31, 1996, the registrant had outstanding 7,956,995 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held November 21, 1996. Portions of the registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I


                Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependance on the continued growth in the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new PC products under development, and generally in the migration of Silma from the UNIX platform to the PC platform or difficulties or delays in the development, production, testing and marketing of the Company's other new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure to comply with, government regulation; general economic and business conditions; the failure of any new products to be accepted in the marketplace; the inability of the Company to effectively integrate Silma's personnel into the Company; decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace; and other factors referenced in this Report.

         SILMA, SoftMachines and the Company's logo are registered trademarks of Adept Technology, Inc. Adept, AdeptModules, AdeptMotion, Adept MV-8, Adept MV-19, AdeptOne, AdeptThree, AdeptVision VME, Adept 1850, Adept 550, Adept Flexible Feeder, AIM, CimStation, MotionWare, PalletWare, AdeptRAPID, SoftAssembly, V+ and VisionWare are trademarks of Adept Technology, Inc. This Report also includes trademarks of companies other than Adept Technology, Inc.


ITEM 1.  BUSINESS

Introduction

         Adept Technology, Inc. ("Adept" or the "Company") designs, manufactures and markets intelligent automation software and hardware products for manufacturers in the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. The Company provides a broad, flexible line of software intensive, computer-driven, automation products for assembly, material handling and packaging applications. The Company's products include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots and linear modules. In addition, the Company recently introduced a vision-based flexible part feeder.

         Adept's Rapid Deployment Automation ("RDA") approach addresses many of the challenges facing manufacturers seeking to implement intelligent automation systems. The goal of RDA is to significantly reduce the total time required to conceptualize, justify, quote, sell and implement an intelligent automation system, and thereby eliminate significant barriers to the broad deployment of intelligent automation technology.

         The Company sells, markets and supports its products on a worldwide basis through more than 100 system integrators, its direct sales force and OEMs. The system integrators, OEMs or end users combine various components of Adept's standard product line with material handling devices, peripheral equipment, application software and tooling into flexible automation workcells or production lines.

Industry Background

         Industrial robots provided the foundation for the development of the intelligent automation industry. In the 1970s, robots with simple controllers that lacked sensing capabilities became widely used in the automotive industry for technologically simple, low precision applications such as spot welding. By the late 1970s, industrial robots with more advanced capabilities became commercially available. These new capabilities included computer-based motion controllers which enabled flexible, programmable motion, and machine vision systems which enabled computer analysis of camera images. With these technical advances, robots gained increasing acceptance, but their use remained limited because their rudimentary software and sensing capabilities were insufficient to support more demanding tasks such as those required on flexible assembly lines.

         During the early 1980s, technical advances enabled robots to perform a wide range of functions in new applications such as assembly, material handling and packaging. These advances included sophisticated sensing for robot guidance that allowed robots to locate, correctly orient and pick up parts, conveyor tracking that made it possible to handle parts from moving conveyors and direct-drive robots that were faster and more accurate than gear-driven robots. In addition, real-time multitasking software enabled the coordination of the many asynchronous tasks required in assembly, material handling and packaging. This greater functionality made robots viable in a broad range of production environments. The development of advanced software and sensory products, coupled with high level programming languages and computer-based controller architectures, contributed to the establishment of the intelligent automation industry.

         The ability of intelligent automation to address new applications such as assembly, material handling and packaging is reflected in the growth of the intelligent automation industry in the 1990s. According to the Robotic Industries Association, shipments by U.S. robot suppliers grew from $455 million in 1992 to $898 million in 1995. In addition, according to the Automated Imaging Association, shipments by North American machine vision suppliers grew from $638 million in 1992 to $1.1 billion in 1995.

Market Forces

         Market forces in certain manufacturing industries have contributed to the growth of the intelligent automation industry. These market forces include:

         World class product quality. Manufacturers competing in global markets must provide products that meet the highest quality standards of their customers. Manufacturers across a wide range of industries have found that replacing manual production lines with automated lines has resulted in a significant reduction in product defects and has enabled volume production of high quality, technologically advanced products.

         Time-to-volume production. Rapid achievement of full volume production is critical to increasing or simply retaining market share in most markets today. As a result, the financial return a manufacturer achieves on a new product depends in significant part on quickly achieving volume production.

         Miniaturization. Many products, such as camcorders, disk drives and portable audio products, have been steadily shrinking in size and are now at an advanced state of miniaturization. Manual labor is inherently inaccurate and generates particles that destroy miniature parts and circuits and, as a result, automation is often required to improve accuracy and maintain a clean environment. In addition, because the parts may exhibit high part-to-part variability, the assembly of these products can often only be successfully performed with the aid of real-time sensory feedback to accurately acquire, inspect and align parts.

         Declining automation costs, rising labor costs. The price performance ratio of automation products has improved over time, while labor costs have risen in most industrial regions of the world. According to the U.S. Bureau of Labor Statistics, total manufacturing compensation rates in the U.S., including wages, salaries and employer costs for employee benefits, have increased an average of 4% per annum from 1990 to 1994. Moreover, the appeal of offshore manufacturing is waning for some manufacturers who previously moved operations offshore but have more recently increased their domestic manufacturing operations.

Challenges Facing Manufacturers

         Despite the expanding use and application of intelligent automation in numerous industries, significant challenges nonetheless remain for manufacturers who seek to implement intelligent automation systems.

         Increasing need for flexibility. To achieve widespread deployment, intelligent automation must become as flexible as traditional manual production lines. Rapidly contracting product life cycles, shrinking batch sizes, increasing miniaturization, product line proliferation and the high cost of capital equipment are causing manufacturers to seek flexible manufacturing techniques. These techniques must allow manufacturers to quickly and cost-effectively change over production lines so that such production lines can be used for multiple products and over multiple product life cycles. In addition, these techniques must enable manufacturers to adapt to part and process variability.

         High risk custom engineering content. A significant amount of custom content is engineered into most automated manufacturing lines. Custom content is time consuming to develop and implement, and makes it difficult to predict system throughput, yield and cost. Manufacturing managers who are new to automation are reluctant to implement an automation line when these key performance factors are at risk, and often have automated their production lines only after competitors have established a new manufacturing standard and a proven approach. In addition, custom hardware and software increase the cost and difficulty associated with training personnel and supporting automated systems.

         Shortage of manufacturing engineers. The implementation of most automation lines requires both mechanical engineering and advanced computer programming skills. As a result, experience with software programming and workcell architecture has been critical to the design of systems that perform to expectations. However, there is a shortage of manufacturing engineers who have the combination of skills and experience needed to implement intelligent automation systems. Moreover, many manufacturers are decreasing their manufacturing engineering staff, thereby reducing the available pool of manufacturing engineers.

         Long sales and implementation cycle. It can be several years from the time a manufacturer first considers establishing an automated line to the time the automation system is installed and operating satisfactorily. The sales and implementation cycle includes conceptualizing, justifying, quoting, selling and implementing the automation line. This long sales and implementation cycle increases the perceived risk of automation and fails to address time-to-volume production requirements in industries with short product life cycles. In addition, the Company believes that because users typically purchase subsequent systems only after they are satisfied with their initial systems, the long sales and implementation cycle has limited the growth of the intelligent automation industry.

         All of the challenges set forth above contribute to higher risks and costs in implementing intelligent automation. Eliminating or significantly reducing these potential problems improves the economic and technological justifications for utilizing intelligent automation. The intelligent automation suppliers that are best able to meet these challenges will be better positioned to achieve significant competitive advantages.

The Adept Solution

         The Company's RDA approach addresses many of the challenges faced today by manufacturers seeking to implement intelligent automation systems. The goal of RDA is to significantly reduce the total time required to conceptualize, justify, quote, sell and implement an intelligent automation system, and thereby eliminate significant barriers to the broad deployment of intelligent automation technology. RDA is implemented through a line of hardware and software products, including machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, vision-based flexible part feeders, simulation software, and a family of mechanisms including robots and linear modules. The following diagram illustrates the Company's RDA approach:







           [Depiction of Adept's Rapid Development Automation Approach
           which includes the RDA System Design Layer, the RDA Process
              Knowledge Layer, the RDA Real-Time Control Layer and
                      the RDA Mechanical Component Layer.]

         The  Company   seeks  to  provide  the   following   key   benefits  to
manufacturers through RDA:

         Increased flexibility. Adept believes that software and sensory products are the key elements of flexible automation solutions. Through its software intensive, computer-driven approach to intelligent automation, the Company distinguishes itself from companies that attempt to address the challenges of automation solely with hardware solutions. Software and sensory products provide the flexibility to quickly reconfigure production lines for product change-overs and to respond to product or process variations. For example, the Company's machine vision products minimize the need for time consuming set ups and enable inspection of critical part dimensions. In addition, the Company's scalable controller hardware is highly configurable, includes local area networking capability and can control a simple, stand alone robot or be expanded to control multiple robots.

         Reduced custom engineering. Adept provides a broad range of modular components which are designed to significantly reduce the custom engineering required to implement intelligent automation. The Company's scalable controller is the foundation of this architecture, allowing these modular components to be quickly configured into complex systems and reconfigured as needs change. In addition, Adept has established relationships with automation vendors who offer components which complement the Company's RDA product line. Adept believes that the combination of its modular scalable product line and relationships with other automation vendors significantly reduces custom engineering and its associated support risks.

         Reduced dependence on manufacturing engineers. Adept believes that programming an automation workcell should not require extensive software programming expertise. The Company has developed smart application software products which utilize icon-based programming and are based on its Assembly and Information Management (AIM) software technology. In addition, the Company works closely with over 100 system integrators worldwide which provide end users with outside engineering resources to deliver application-specific solutions incorporating the Company's products.

         Shortened implementation cycle. The combination of flexibility, ease of implementation and modularity allows Adept products to be quickly integrated into standard workcells or production lines. Ease of integration is further enhanced by providing industry standard networking and communication interfaces. The Company's simulation software products further shorten the implementation cycle by reducing the time required to design and test automation concepts. Adept believes that its RDA approach combined with the expertise of system integrators and customer support and training can significantly reduce implementation time.

Strategy

         The Company's objective is to become the leading supplier worldwide of a broad line of intelligent automation products for assembly, material handling and packaging applications. The Company seeks to achieve this objective by implementing the following business strategy:

         Expand Rapid Deployment Automation. Adept's goal is to dramatically compress the sales and implementation cycle of intelligent automation systems through the expansion of its RDA approach. Adept is pursuing this goal through new developments in simulation software, AIM software technology and unique flexible feeding products. The Company believes that a shorter sales and implementation cycle will contribute to the demand for intelligent automation.

         Extend technology leadership. Adept's expertise in machine controllers for robots and other flexible automation equipment, machine vision systems and simulation software has enabled it to be a leading innovator in the development of intelligent automation products. Adept seeks to leverage its existing technology base to accelerate the development of new and enhanced products and to lower costs. The Company intends to continue to make significant investments in research and development in order to broaden its technology base.

         Continue to focus on higher growth application segments. Adept's strategy is to continue to target the higher growth segments of the intelligent automation market, such as assembly, material handling and packaging applications. These applications are used in a broad range of industries, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. Diversification across a broad range of industries maximizes opportunities for growth and reduces Adept's dependence on the capital spending cycles of any one industry.

         Maximize sales through complementary channels. Adept's strategy is to build end user demand for its products through its direct sales force while utilizing a network of experienced system integrators and OEMs to provide turnkey intelligent automation systems. The Company's direct sales force provides a strong ongoing presence at the end user level by providing product information, assistance in designing solutions to production issues and referrals to application-specific system integrators. Adept seeks to continually strengthen its important channel relationships by providing certain system integrators with qualified leads and by working with its system integrators to jointly build demand for the Company's products rather than competing with them in their systems business.

         Increase global market presence. A key element of Adept's strategy is to increase its presence in the global intelligent automation market by further expansion in markets which the Company believes represent substantial opportunities, including Europe, Japan and the Pacific Rim. The Company seeks to increase its market share in these areas by emphasizing its advanced software and sensing technology and broad, flexible product line. In addition, Adept intends to continue to make significant investments in marketing, sales and support in international markets.

         Leverage manufacturing strength. Adept seeks to focus its manufacturing resources on activities which enable the Company to differentiate its product line and add distinctive value. Adept's manufacturing activities include the assembly, test and configuration of its products. This strategy enables the Company to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

Technology

         The Company's technology integrates the following key elements of RDA: mechanical design, machine controller design, advanced servo systems, motion control software, machine vision software, real-time database management software and simulation software. The following table lists the Company's technology by RDA layer:







  [Chart Illustrating Adept's technology with respect to the four levels of its
                      Rapid Deployment Automation approach]

         Hardware

         Direct-drive robot technology. The Company was the first to develop and market a robot incorporating direct-drive motor technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and improving the robot's product life, reliability and accuracy.

         Controller technology. The Company has applied its expertise in high performance motion control to the design of an open architecture, VME bus-based scalable machine controller. The scalability of this architecture allows the same basic components to be combined into a number of controller configurations that cost-effectively address a range of requirements from low end systems which control a single robot to high end, complex systems which control multiple mechanisms and incorporate machine vision. In addition, all of the Company's controller products support the same graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

         The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market including: special ASICs for controlling direct-drive motors, reading encoders and controlling power up sequencing of complex high power systems; safety circuits that meet domestic and international specifications; technology to protect the controller from voltage spikes, electrical noise and power brownouts; and high wattage (6000 watt) switching power amplifiers.

         Software

         Servo software. The most basic level in Adept's software architecture is the servo software which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to provide closed-loop control for the Company's robots as well as other vendors' robots. The servo software layer includes algorithms for adaptive feedforward control, direct-drive motor control, force control and position control, and a number of safety and diagnostic features.

         Real-time programming language and operating system software. The next level in the software architecture is the V+ programming language and operating system layer. V+ allows software developers to create automation software systems and is the key enabling technology for the Company's intelligent automation approach. This automation programming environment provides a high level language coupled with a multitasking operating system and built in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

         V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner which compute the path of the robot's tool in real time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports RS232, RS422, Ethernet, TCP/IP, FTP and NFS. In addition, this software includes a multitasking, multiprocessor, time-sliced, deterministic, real-time operating system. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers.

         Machine vision. The real-time control layer of the software also includes machine vision software technology, which quickly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees, as compared with other solutions which simply locate translated images with very limited rotation. The ability to quickly recognize parts which have large variations in orientation is crucial for high speed part feeding where the part orientation is not known, such as in flexible part feeders. The Company's machine vision software can also measure part dimensions for inspection purposes. Vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be stationary, fixed in the workcell or attached to a robot.

         Data-driven module software. The next level in the Company's software hierarchy is the AIM layer. AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task level statements with a high performance real-time database, and a structure for representing process knowledge.

         The AIM task-level statements allow the developer to specify at a very high level what operations the workcell is to perform, such as "insert a component into a socket using vision to correct for part irregularities." This command is automatically coupled to data contained in the real-time database that specifies the physical aspects of the workcell, such as the location of a part. The information contained in the databases can be created or downloaded from a computer or simulation system at any time. Finally, the AIM system automatically invokes the routines that capture the process knowledge and dictate how the specified operation will be performed. In this way, an AIM workcell can be "programmed" by a person who understands as few as ten process actions rather than hundreds of programming instructions or thousands of lines of conventional code.

         The Company provides application-specific versions of AIM that have built in process knowledge to address general motion, vision and part palletizing applications. In addition, process knowledge can be added by end users and system integrators, many of whom have developed their own AIM application-specific packages.

         Simulation software. The highest level in the Company's software architecture is the simulation software layer, developed by Silma, a leader in the field of simulation software. Silma's core product, CimStation, allows machines to be modeled with 3D graphics, and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them (kinematic models) are generated automatically. CimStation also allows the dynamics of mechanisms to be modeled, which enables machine cycle times to be accurately predicted. Silma has also added application interfaces to this core technology for certain markets.

         New Technology

         Part Feeding Technology. Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. The Company has developed new part feeding technology which integrates vision, software and motion control technology with a simple mechanical device. The Company's new flexible feeder recirculates the parts and mechanically separates them, relying on vision to identify individual parts. This flexible feeder can be rapidly reconfigured through software to handle a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts.

Products

         The Company's core product families include robot mechanisms and other mechanical products, guidance and inspection vision products, vision-based flexible part feeders, machine controllers, machine control software and simulation software. The following diagram depicts the Company's products by RDA layer:






        [Depiction of Adept's products with respect to the four layers of its Rapid Deployment Automation approach.]

















         Robot Mechanisms and Other Mechanical Products

         The Company designs and manufactures three SCARA (Selective Compliance Assembly Robot Arm) style robot mechanisms called the AdeptOne, the AdeptThree and the recently announced AdeptThree-XL, which are all designed for assembly, material handling and packaging tasks. The links and joints of a SCARA robot are somewhat analogous to the shoulder, elbow and wrist of a human. This configuration is well-suited to a large number of assembly and material handling tasks. The AdeptOne is the faster model, while the AdeptThree and AdeptThree-XL offer a larger work envelope and handle a larger payload. The AdeptThree-XL provides improved performance specifications over the existing AdeptThree. The improved performance specifications address the needs in the packaging market as well as other markets. This product has been designed to deliver increased performance and ease-of-use, thereby furthering the Company's RDA strategy. All three robots utilize direct-drive motor technology. U.S. list prices start at $42,295 for the AdeptOne, $52,295 for the AdeptThree and $57,295 for the AdeptThree-XL, and increase depending on the configuration of the robot mechanism, controller and system software.

         The Company also sources and markets two robot mechanisms, which are built to the Company's specifications by Hirata Corporation ("Hirata"). The Adept 550 robot is a light-duty SCARA robot that can be table mounted and offers a small work envelope when space is at a premium. The Adept 550 robot has a U.S. list price of $29,745 for the robot, controller and system software. The Adept 1850 robot is a palletizing robot which is used to palletize completed product assemblies or packaged products at the end of an assembly line and allows customers to perform this task with a robot that uses the same control and software architecture as the upstream assembly line. U.S. list prices for this product start at $79,695 for the robot, controller and system software.

         The Company also offers a line of linear modules, called AdeptModules, which the Company purchases from NSK Ltd. ("NSK"). These single axis devices can be coupled together by the user to form a custom robot mechanism for applications requiring a robot with fewer than four axes. U.S. list prices for these modules start at $6,063.

         Guidance and Inspection Vision Products

         The Company offers a line of machine vision products, the AdeptVision VME line, which are used for robot guidance and inspection applications. For the guidance applications, AdeptVision VME is added into the controller by inserting a printed circuit board and enabling the vision system software. For inspection applications such as gauging and dimensioning, the AdeptVision VME product is sold as an integrated inspection vision system comprised of a controller with the vision board and software. U.S. list prices for the AdeptVision VME products start at $10,200 for inspection applications and $14,500 for guidance applications.

         Machine Controllers

         The Company's controller products are based on the VME bus architecture standard. A large array of controller configurations are possible depending on the features selected by the customer. The Company's controllers are configured on a five slot chassis, called the Adept MV-5, an eight slot chassis, called the Adept MV-8, a ten slot chassis, called the Adept MV-10, or a nineteen slot chassis, called the Adept MV-19. All controllers include a system processor board and a system input/output module. Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision, graphical user interface capability and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems. U.S. list prices for machine controllers start at $8,995.

         Machine Control Software

         Adept's V+ programming language and operating system software includes specific instructions for motion control, machine vision, force sensing, workcell control and general communications. These capabilities are integrated to perform real-time machine control. The basic V+ software is included in the price of the system. More advanced V+ features are available in a number of packages with U.S. list prices under $1,000.

         The Company's AIM software simplifies the integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application-specific process knowledge and then allowing users lacking advanced programming expertise to easily utilize this embedded knowledge to accomplish a specific task. Several application-specific versions of AIM are sold by the Company, including
MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, VisionWare, which simplifies the use of vision in both guidance and inspection applications, and PalletWare, which includes special knowledge of box palletizing strategies. The basic AIM package and the application-specific versions of AIM are packaged into several modules with U.S. list prices that each range from $1,000 to $1,500.

         Simulation Software

         Adept's simulation software products simulate the layout and throughput of workcells and other equipment and generate the programs to run the workcells. There are four simulation software products that have U.S. list prices that range from $8,000 to $60,000 and up. The CimStation Robotics product simulates robot workcells for the Company's robot products as well as a number of other robot vendors' products. This product is used to test layouts and cycle times and to generate robot application programs. The CimStation Inspection product simulates the operation of coordinate measurement machines and generates programs that would be tedious to program manually given the complex inspection tasks these machines perform. The SoftMachines product tests programs for machine tool operations. This is a productivity tool for machine tool users who would otherwise have to perform the time consuming task of testing programs on the machine tool itself. Finally, SoftAssembly is used to simulate and test product assembly and to develop assembly sequences and procedures.

         Vision-based Flexible Feeder

         The Company's Adept Flexible Feeder combines machine vision, software and a flexible feeding mechanism. The Adept Flexible Feeder is designed to handle a broad array of small parts and can be rapidly reconfigured to accommodate new products, thus preserving the flexibility of the workcell or production line. This product is currently in low-volume production, but additional design work must be performed in order to optimize cost and performance. There can be no assurance that the commercialization of this product will be successfully completed or that this product will achieve acceptance in the market.

Customers and Applications

         The Company sells its products to system integrators, end users and OEMs. End users of the Company's products include a broad range of manufacturing companies in the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. These companies use Adept's products to perform a wide variety of functions in assembly, material handling and packaging applications, including mechanical assembly, printed circuit board assembly, dispensing, palletizing and inspection. No customer accounted for more than 10% of the Company's net revenues in fiscal 1994, 1995 and 1996.

Sales, Distribution and Marketing

         Sales and Distribution

         The Company's products are marketed through system integrators, its direct sales force and OEMs.

         System Integrators. A substantial portion of the Company's shipments are through system integrators, and the Company views its relationships with these organizations as important to the Company's success. The Company has established relationships with over 100 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. These relationships are generally not regional and are mutually nonexclusive, although the Company continuously works to earn voluntary exclusive use of its products through product performance and support. The greater the investment in equipment and training and the higher the purchase volume, the greater the discount the system integrator receives. In certain international markets, the system integrators perform marketing and support functions directly.

         A substantial portion of the Company's sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and the Company has from time to time experienced difficulty in collecting payments from certain of these companies. To the extent the Company is unable to mitigate this risk of collections from system integrators, the Company's results of operations may be materially adversely affected. Furthermore, there can be no assurance that any of these system integrators will not discontinue their relationships with the Company or form additional competing arrangements with the Company's competitors. In the event a number of the Company's system integrators experience financial problems, terminate their relationships with the Company or substantially reduce the amount of the Company's products they sell, or in the event the Company fails to build an effective systems integrator channel in any new markets, the Company's business, financial condition and results of operations could be materially adversely affected.

         Direct Sales Force. The Company employs a direct sales force which calls on end users to communicate the capabilities of the Company's products and support services and obtain up-to-date information on market requirements. Adept's sales force possesses specific expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. This sales force works closely with system integrators and OEMs to integrate the Adept product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 1996, the Company's North American sales organization included 13 individuals. The Company has four sales and customer support offices in North America, located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; and Cincinnati, Ohio. As of June 30, 1996, the Company's international sales organization included nine persons covering Europe, two persons covering Japan and one person covering Singapore. The Company has six international sales and customer support offices located in Dortmund, Germany; Massy, France; Arezzo, Italy; Toyohashi, Japan; Kenilworth, the United Kingdom; and Singapore.

         Some of the Company's largest manufacturing end user customers have in-house engineering departments that are comparable to a captive system integrator. These engineering groups can establish a corporate integrator relationship with the Company that offers benefits similar to those provided to the Company's system integrators.

         OEMs. The Company's OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM's label to end users and other resellers.

         The sale of the Company's products generally involves the delays frequently associated with large capital expenditures. The Company's net revenues depend in significant part upon the decision of a prospective customer to upgrade or expand existing manufacturing facilities or to construct new manufacturing facilities, all of which typically involve a significant capital commitment. In the event one or more large orders fails to close as forecasted for a fiscal quarter, the Company's net revenues and operating results for such quarter could be materially adversely affected.

         International sales for the fiscal years ended 1994, 1995 and 1996 were $23.1 million, $24.0 million and $32.2 million, respectively. The Company currently expects that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

         Marketing

         Adept's marketing organization, which consisted of 43 persons as of June 30, 1996, supports the Company's various channels in a number of ways. Product management works with end users, system integrators, corporate integrators and the Company's sales engineers to continuously gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. A marketing programs group generates and qualifies new business through industrial trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts and advertising in industry periodicals. This marketing group is responsible for tracking customers and prospects through the Company's marketing database. The marketing group also publishes a document called the MVP catalog, which lists software and hardware components that have been certified by Adept to be compatible with the Company's product line. The Company also expends considerable effort on the development of thorough technical documentation and user manuals for the Adept product line, and views well-designed manuals as critical to simplifying the installation, programming, use and maintenance of the Company's products.

Backlog

         The Company's backlog at June 30, 1996 was approximately $13.0 million, as compared with approximately $17.0 million at June 30, 1995. The Company includes in its backlog customer orders for products for which it has accepted signed purchase orders with assigned delivery dates within nine months in the case of sales to end users and system integrators, and one year in the case of sales to OEMs. The Company's business is characterized by short term order and shipment schedules. Because orders constituting the Company's current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty, and because the Company utilizes its backlog to balance seasonal fluctuations in its bookings, the Company's backlog at any date may not be indicative of demand for the Company's products or actual net revenues for any period in the future.

Services and Support

         The Company's service and support organization, which consisted of 77 persons as of June 30, 1996, is designed to support the customer from the design of the automation line through ongoing support of the installed system. This organization included 33 application engineers/programmers as of June 30, 1996 based in a number of the Company's sales offices in the U.S., Europe and Asia. This team is experienced in applying the Company's product line to solve a wide array of application issues, and operates toll-free telephone support lines called "the Hotline" to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

         The Company also maintains a team of instructors, consisting of seven instructors as of June 30, 1996, which develops training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production.

         The Company's field service organization, which consisted of 33 persons as of June 30, 1996, is based in six service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy and Toyohashi, Japan. The field-based service engineers maintain and repair Adept products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades and preventative maintenance.

Research and Development

         The Company's research and development efforts are focused on the design of intelligent automation products which address the challenges of designing, implementing, installing, operating and modifying automated production lines. The Company intends to focus its research and development efforts on the development of an integrated product line which further implements the Company's RDA approach and which reduces cost, enhances performance and improves ease of use.

         The Company has devoted, and intends to devote in the future, a significant portion of its resources to research and development programs. As of June 30, 1996, the Company had 87 persons, including seven temporary or contract personnel, engaged in research, development and engineering. The Company's research, development and engineering expenses for fiscal 1994, 1995 and 1996 were approximately $7.1 million, $6.6 million and $8.1 million, respectively, and represented 14.0%, 11.2% and 9.9%, respectively, of net revenues.

          The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and enhancements that keep pace with technological developments and address the needs of its customers. The Company is currently developing a number of new products which further implement RDA's goal of providing easy to use intelligent automation systems to the end user. In connection with the Company's Silma business and in response to competitive pressures, the Company has accelerated development of new simulation programs and currently expects to introduce two new PC-based products. These new off-line simulation and programming software packages are being designed to operate under Windows NT, with the functionality of the Company's UNIX products. One of these products is a new simulation software package called "AdeptRAPID." AdeptRAPID is a robotic simulation product tailored specifically for Adept robots and Adept's AIM software, which is designed to quickly generate alternative conceptual layouts and cycle time estimates for implementing an intelligent automation system. It can also be used to load AIM databases automatically. The Company commenced shipments of AdeptRAPID to beta sites during fiscal year 1996. Additionally, CimStation Inspection, a product that allows customers to develop programs and simulate coordinate measuring machine inspection, will also be released under the new PC-based format. Other Adept products currently under development include AdeptWindows which will allow the Company's customers to do all development work, including vision applications, on the PC in the Windows 95 operating system. This open architecture product will allow customers to combine the features of the Company's AIM and V+ software products with other PC-based software products. In addition, the Company is introducing FlexFeedWare, an extension of Adept AIM MotionWare, which will enable customers faster and easier implementation of the Company's Flexible Feeder. The Company has also announced its intention to introduce MV Controller Integration Kits which will provide an integrated plug and play solution for connecting AdeptModules with the MV Controller. Production shipment of AdeptRAPID, CimStation Inspection, AdeptWindows and MV Controller Integration Kits are currently expected to commence in the second half of fiscal 1997. There can be no assurance that AdeptRAPID, CimStation Inspection, AdeptWindows, FlexFeedWare, MV Controller Integration Kits or any of the Company's other products under development will be developed in a timely manner or that such products will achieve acceptance in the market. If the Company is unable to successfully develop these or other new products that respond to customer requirements or technological changes, the Company's business, financial condition and results of operations would be materially adversely affected.

         The development and commercialization of new products involve many risks, including the identification of new product opportunities, the retention and hiring of appropriate research and development personnel, the definition of the product's technical specifications, the successful completion of the development process and the successful marketing of the product. The development of these products has required, and will require, the Company to expend significant financial and management resources.

         The markets in which the Company competes are characterized by rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and to introduce such products at competitive prices and on a timely and cost-effective basis. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or in enhancing its existing products on a timely basis or at all, or that such products will achieve market acceptance. The success of the Company in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes, and effective sales, marketing and customer service. In addition, because of the complexity of the Company's products, significant delays can occur between a product's initial introduction in the market and commencement of volume production. In addition, new or existing software products or enhancements may contain errors or performance problems when first introduced, when new versions or enhancements are released, or even after such products or enhancements have been used in the marketplace for a period of time. Despite testing by the Company, such defects may be discovered only after a product has been installed and used by customers. There can be no assurance that such errors or performance problems will not be discovered in future shipments of the Company's products, resulting in expensive and time consuming design modifications or large warranty charges, damaging customer relationships and resulting in loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing

         Adept seeks to focus its manufacturing resources on activities which enable the Company to differentiate its product line and add distinctive value. Adept's manufacturing activities include the assembly, test and configuration of its products. The Company believes that by performing these operations it can better ensure the quality and performance of its products. The Company outsources low unit volume, low value-added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. The Company also sources some robot mechanisms. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products which are tested again prior to shipment to the customer. This strategy enables the Company to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

         The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and test. In addition, because outstanding quality and reliability over the life of the Company's products are key to customer satisfaction and customers' repeat purchases of future automation products, the Company believes its quality assurance plans and organization are a key part of its business strategy. The Company's quality assurance organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing work force, and monitored to assure compliance. In addition, the Company's quality assurance organization works closely with vendors to develop instructions and to remedy quality problems if they arise.

         The Company obtains many key components and materials and some significant mechanical subsystems from sole or single source suppliers. The Company purchases components, materials and mechanical subsystems from sole or single source suppliers pursuant to purchase orders placed from time to time in the ordinary course of business and has no guaranteed supply arrangements with such suppliers. Certain of these components and mechanical subsystems have long procurement lead times. The Company's reliance on sole or single source suppliers involves several significant risks, including loss of control over the manufacturing process, the potential absence of adequate supplier capacity, potential inability to obtain an adequate supply of required components, materials or mechanical subsystems and reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials or mechanical subsystems. In the event that any significant sole or single source supplier were unable or unwilling to manufacture certain components, materials or mechanical subsystems in required volumes, the Company would be required to identify and qualify acceptable replacements. The process of qualifying suppliers could be lengthy, and there can be no assurance that any additional sources would be available to the Company on a timely basis or on acceptable terms. If supplies of such items were not available from sole or single source suppliers and a relationship with an alternative supplier could not be timely developed, shipments of the Company's products could be interrupted and reengineering of the affected product could be required. In particular, the Company buys some significant mechanical subsystems from certain sole source suppliers with lengthy procurement lead times, including robot mechanisms from Hirata and NSK, image processing circuit boards from Imaging Technology Incorporated and power transistors from International Rectifier Corporation. Although to date the Company has not experienced any difficulty in obtaining robot mechanisms or image processing circuit boards, from time to time the Company has not obtained sufficient amounts of power transistors on a timely basis, and has been required to use inventory scheduled for shipment in future quarters to meet product demand. There can be no assurance that the Company will not face shortages of one or more of these subsystems or components in the future. Any failure by the Company to obtain sufficient robot mechanisms or components on a timely basis could delay shipments of its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has experienced quality control problems with certain key components provided by sole source suppliers, and has had to design around the particular flawed item. The Company has also experienced delays in filling customer orders due to the failure of certain suppliers to meet the Company's volume and schedule requirements. Certain suppliers of the Company have also ceased manufacturing components which the Company requires for its products, and the Company has been required to purchase sufficient supplies for the estimated life of its product line. There can be no assurance that these problems will not occur in the future with the Company's suppliers. Disruption or termination of the Company's supply sources could require the Company to pay more for components, materials or mechanical subsystems, or to seek alternative sources of supply, and could delay the Company's product shipments and damage relationships with current and prospective customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company incorrectly forecasts product mix for a particular period and the Company is unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, the Company's business, financial condition and results of operations could be materially affected. Moreover, if demand for a product for which the Company has purchased a substantial amount of components fails to meet the Company's expectations, the Company would be required to write off the excess inventory, thereby materially adversely affecting the Company's results of operations. A prolonged inability to obtain adequate timely deliveries of key components would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's hardware products are required to receive European Community ("EC") electrical compliance and safety certification in certain European countries, including France, Germany, Italy and Switzerland. EC certification mandates a rigorous examination of the Company's products by certain European agencies for adherence to a number of stringent electrical and safety requirements, and products must be designed to meet these standards. These standards can change and are subject to varying interpretation. The Company has certified that its current VME controller products and the AdeptOne and AdeptThree robot products meet applicable EC Directives and Standards. The Flexible Feeder and the AdeptThree-XL have not yet been certified in Europe, and there can be no assurance that the Company will receive such certification. In the event any of the Company's robot products or any other major hardware products were refused EC certification, the Company's European sales and its business, financial condition and results of operations could be materially adversely affected.

         The Company is subject to a variety of environmental regulations relating to the use, storage, handling and disposal of certain hazardous substances used in the manufacturing and assembly of the Company's products. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all necessary environmental permits to conduct its business. Any failure by the Company to comply with present or future regulations could subject the Company to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure of the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition and results of operations.

Competition

         The market for intelligent automation products is highly competitive. The Company competes with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. Although to date the Company's competitors have not offered a broad range of intelligent automation products, it is possible that one or more of these competitors may in the future, through acquisitions or otherwise, offer a more comprehensive line of products which are competitive with a broader range of the Company's products or with the Company's entire product line. In addition, the Company may in the future face competition from new entrants in one or more of its markets. The principal competitive factors affecting the market for the Company's products are product functionality and reliability, customer service and price, and product features such as flexibility, programmability and ease of use. The Company believes that it competes favorably with respect to these factors. In addition, to date, the Company's competitors have been unable to successfully commercialize direct-drive technology, although there can be no assurance that one or more of them will not do so in the future.

         The Company's principal competitors in the U.S. robot market include a U.S. subsidiary of Japan-based Fanuc Ltd. ("Fanuc") and a U.S. subsidiary of Seiko Corporation ("Seiko"). In the European robot market, the Company principally competes with Robert Bosch GmbH, which to date has sold most of its products in Germany, and with Fanuc and Seiko. In the Japanese robot market, over a dozen robot companies compete with the Company, including Fanuc, Nippon Denso, Panasonic Company, Sankyo Company Limited, Seiko, Toshiba Corporation and Yamaha Corporation. Certain of these large manufacturing companies have greater flexibility in pricing than the Company, because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. There can be no assurance that any of the Company's competitors will not seek to expand its presence in other markets in which the Company competes. In addressing the Japanese market, the Company is at a competitive disadvantage as compared to Japanese suppliers, many of whom have long-standing collaborative relationships with Japanese manufacturers. Although the Company expects to continue to invest significant resources in the Japanese market in the future, there can be no assurance that the Company will be able to achieve significant sales growth in the Japanese intelligent automation market.

         The Company's principal competitors in the market for motion control systems include Allen-Bradley Co. ("Allen-Bradley"), a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, the Company faces motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, the Company's competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics Inc. In the machine vision market, the Company faces competition from Cognex Corporation, Robotic Vision Systems Inc. and Allen-Bradley.

         There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company or adapt more quickly than the Company to new or emerging technologies and changes in customer requirements. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, or that the Company will be able to compete successfully in the future. The Company expects that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter the Company's markets and current competitors expand their product fines. Increased competitive pressure could result in a loss of sales or market share, or cause the Company to lower prices for its products, any of which could materially adversely affect the Company's business, financial condition and results of operations.

Proprietary Technology and Intellectual Property

         The Company relies on a combination of patent, copyright and trade secret protection and nondisclosure agreements to protect its proprietary rights. In the U.S. the Company holds three hardware patents and two software patents. The Company also holds one hardware patent issued in France, Germany, Great Britain, Italy and Sweden, and relies on trade secrets principles to protect its proprietary technology in real-time multitasking software structure, continuous path motion control and assembly of robot mechanisms. There can be no assurance, however, that patent law, copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed.

         The process of seeking patent protection can be time consuming and expensive, and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company. The Company may be subject to or may initiate interference proceedings in the U.S. Patent and Trademark Office, which can demand significant financial and management resources. In addition, a substantial amount of the Company's sales are in international markets, and there can be no assurance that foreign intellectual property law will adequately protect the Company's intellectual property rights.

         The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, the Company evaluates their merits. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's products or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. Any such litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, one end user of the Company's products has notified the Company that it has received a claim of patent infringement from Jerome H. Lemelson, alleging that its use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. This end user of the Company's products is currently engaged in litigation with Mr. Lemelson involving certain of these patents, and the validity, enforceability and infringement of those patents have been placed in issue. The Company has not been named in this litigation, although certain products sold by the Company, as well as products of others, were identified in connection with this litigation as part of an allegedly infringing use. A magistrate report and recommendation concluded that Mr. Lemelson's claims in such litigation should not be enforced. Recently, the district court in such litigation adopted such report and recommendation. There can be no assurance, however, that Mr. Lemelson will not successfully appeal the district court ruling to a higher court, or that Mr. Lemelson will not be successful in other suits in other jurisdictions. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users, including the end user currently in litigation with Mr. Lemelson, have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company may incur significant costs if it is required to indemnify any purchasers or users of the Company's products for damages or expenses resulting from the litigation or if Mr. Lemelson elects to seek damages directly from the Company. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1994, 1995 or 1996, there can be no assurance that any such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Employees

         At June 30, 1996, the Company had 341 full-time employees, including 96 in operations, 134 in sales and marketing, 80 in engineering, and 31 in administration. In addition, at June 30, 1996 the Company utilized the services of 38 temporary or contract personnel, including 13 in operations, 12 in sales and marketing, seven in engineering and six in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

         The Company is highly dependent upon the continuing contributions of its key management, sales and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors of the Company, who has provided significant leadership to the Company since its inception, or Bruce Shimano, Vice President, Research and Development and a Director of the Company, who has guided the Company's research and development programs since its inception. In addition, the loss of the services of any of the Company's senior managerial, technical or sales personnel could materially adversely affect the Company's business, financial condition and results of operations. The Company's future success also heavily depends on its continuing ability to attract, retain and motivate highly qualified managerial, technical and sales personnel. Competition for qualified technical personnel in the intelligent automation industry is intense. The Company's inability to recruit and train adequate numbers of qualified personnel on a timely basis would adversely affect the Company's ability to design, manufacture, market and support its products. The Company does not have employment contracts with any of its executive officers and does not maintain key man life insurance on the lives of any of its key personnel.

         The Company has recently experienced a period of revenue growth and an expansion in the number of its employees, the scope of its operating and financial systems and the geographic area of its operations, due in part to its acquisition of SILMA Incorporated ("Silma") in June 1995. In January 1996 the Company implemented a management reorganization of the Silma group in order to better integrate the group's activities into the Company, and Adept continues to work on the integration of Silma into Adept. The Company's growth has resulted in new and increased responsibilities for management personnel and has placed additional demands upon the Company's management, operating and financial systems and resources. There can be no assurance that the Company's systems, procedures, controls and staffing will be successfully managed or will be adequate to successfully support the Company's operations.

ITEM 2.  PROPERTIES

         The Company's headquarters and principal research and development and manufacturing facilities are located in a 92,448 square foot leased building in San Jose, California. The lease expires in December 1997 and provides for annual lease payments of approximately $665,000. The Company leases an additional 10,000 square feet in an adjacent building in San Jose for its Silma division, which lease expires in April 1998. The Company has an option to renew the San Jose lease for up to an additional three years. The Company also leases a 3,596 square foot facility in City of Industry, California at which the Company's software development group is based. The City of Industry lease terminates in August 1997, and the Company has an option to renew for up to an additional four years. The Company also leases facilities for sales and customer training in Southbury, Connecticut; Southfield, Michigan; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy; Toyohashi, Japan; and Kenilworth, the United Kingdom. The Company anticipates seeking expanded facilities for its headquarters at the termination of its headquarters lease and expects that it may need additional facilities to accommodate its proposed expansion of operations. The Company currently expects that suitable additional or substitute facilities will be available as required on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:



      Name                 Age                     Position
      ----                 ---                     --------
Brian R. Carlisle........  45   Chairman of the Board of Directors and Chief
                                   Executive Officer
Charles S. Duncheon......  45   Senior Vice President, Marketing and Sales
                                   Telecommunications Industry & Americas
Richard J. Casler, Jr. ..  44   Vice President, Engineering
James E. Kuhl............  55   Vice President, Operations
Betsy A. Lange...........  36   Vice President, Finance and Chief
                                   Financial Officer
Bruce E. Shimano.........  47   Vice President, Research and Development,
                                   Secretary and Director

         Brian R. Carlisle has served as the Company's Chief Executive Officer and Chairman of the Board of Directors since he co-founded the Company in June 1983. From June 1980 to June 1983, he served as General Manager and from June 1977 to June 1980, he served as project manager of the West Coast Division of Unimation, Inc. ("Unimation"), where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received a B.S. and M.S. in mechanical engineering from Stanford University.

         Charles S. Duncheon has served as the Company's Senior Vice President of Marketing and Sales since September 1988. From May 1984 to May 1987, he served as General Sales Manager and from May 1987 to September 1988 as Vice President of North American Sales. Prior to that time, Mr. Duncheon served in various marketing positions with Fared Robot Systems, Inc., a robot company, and in various engineering and manufacturing positions at Monsanto Corporation, an international chemicals company. Mr. Duncheon received a B.S. in industrial engineering from Purdue University and an M.B.A. from Southern Illinois University.

         Richard J. Casler, Jr. has served as the Company's Vice President of Engineering since April 1993 and from October 1992 to March 1993 served as Director of Robot Interface Development. In October 1986, Mr. Casler co-founded Genesis Automation, Inc., a developer of robots and automation for the service industry, and served as its president until October 1992. From October 1981 to October 1986, Mr. Casler was manager of product development at Unimation and at Unimation's parent company, Westinghouse Electric Corporation. Mr. Casler received a B.S. and an M.S. in mechanical engineering from the Massachusetts Institute of Technology.

         James E. Kuhl has served as the Company's Vice President of Operations since November 1992. From July 1991 to June 1992, Mr. Kuhl was Director of Operations for PolyFlex Circuits, Inc., a manufacturer of flexible membrane printer circuits. From February 1991 to June 1991, he served as manager of mechanical engineering at Honeywell, Inc., an industrial automation company. Prior to that time, Mr. Kuhl held various manufacturing and marketing management positions in the microcomputer group of Motorola, Inc. Mr. Kuhl received a B.S. in electrical engineering from Pennsylvania State University and an M.B.A. from the University of Rochester.

         Betsy A. Lange has served as the Company's Vice President, Finance and Chief Financial Officer since July 1993. Ms. Lange joined the Company as an accounting manager in December 1987 and became its controller in May 1991. Prior to that time, Ms. Lange served in various accounting positions for five years at Avantek, Inc., a manufacturer of microwave components. Ms. Lange received a B.S. in business administration from California PolyTechnic State University (San Luis Obispo) and an M.B.A. from Santa Clara University.

         Bruce E. Shimano has served as the Company's Vice President, Research and Development, and as a director since he co-founded the Company in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received a B.S., an M.S. and a Ph.D. in mechanical engineering from Stanford University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The information required by this item is incorporated by reference from the section captioned "Market for Registrant's Common Stock and Related
Stockholder Matters" contained in the Company's 1996 Annual Report to Shareholders for the fiscal year ended June 30, 1996, portions of which are filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the section captioned "Selected Consolidated Financial Data" in the Company's Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference from the Company's Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held November 21, 1996, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Compliance" contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the section captioned "Executive Compensation and Other Matters" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the section captioned "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from
the  sections   captioned   "Compensation   Committee   Interlocks  and  Insider
Participation" and "Certain Transactions" contained in the Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                  The  following   financial   statements  are  incorporated  by
reference in Item 8 of this Report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets at June 30, 1995 and 1996 Consolidated Statements of Income for the years ended June 30,
                    1994, 1995 and 1996
                  Consolidated  Statements of Shareholders' Equity for the
                    years ended June 30, 1994, 1995 and 1996
                  Consolidated Statements of Cash Flows for the years ended
                    June 30, 1994, 1995 and 1996
                  Notes to Consolidated Financial Statements

         (a)(2)   Financial Statement Schedules

                  II  -  Valuation and Qualifying Accounts

                  Additional  schedules  are  not  required  under  the  related schedule instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits

                  3.1      Restated Articles of Incorporation of the Registrant.
                  3.2(1)   Bylaws of the Registrant, as amended to date.
                  10.1(1)  1983 Stock Incentive Program, and form of Agreement thereto.
                  10.2(1)  1993 Stock Option Plan, and form of agreement
                           thereto.
                  10.3(1)  1995 Employee Stock Purchase Plan, and form of
                           agreements thereto.
                  10.4(1)  1995 Director Stock Option Plan, and form of
                           agreement thereto.

                 10.5(1)   Form of Indemnification Agreement between the
                           Registrant and its officers and directors.
                 10.6.1(1) Lease Agreement between the Registrant and Technology
                           Associates I dated July 18, 1986, as amended.
                 10.6.2(1) Office Building Lease between Registrant and Puente
                           Hills Business Center II dated May 20, 1993, as
                           amended.
                 10.6.3(1) Standard Office Lease - Gross between SILMA
                           Incorporated and South Bay/Copley Joint Venture
                           dated November 11, 1992.
                 10.7(1)   Loan Payoff Plan dated August 3, 1993 between
                           Registrant and Charles Duncheon.
                 11.1      Statement regarding computation of per share
                           earnings.
                 13.1      Portions of Registrant's Annual Report to
                           Shareholders for the fiscal year ended
                           June 30, 1996.
                 22.1(1)   Subsidiaries of the Registrant.
                 23.1      Consent of Ernst & Young LLP.
                 24.1      Power of Attorney (See Page 26).
                 27.1      Financial Data Schedule.

- ------------------

(1)      Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S- 1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

         (c)      Exhibits.  See Item 14(a)(3) above.

         (d)      Financial Statement Schedules.  See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADEPT TECHNOLOGY, INC.


                                   By:    /s/ Brian R. Carlisle
                                          --------------------------------------
                                          Brian R. Carlisle
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

Date:  September 27, 1996

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian R. Carlisle and Betsy A. Lange and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                                      Title                                 Date
              ---------                                      -----                                 -----

/s/ Brian R. Carlisle                   Chairman of the Board of Directors and Chief        September 27, 1996
- -----------------------------------     Executive Officer (Principal Executive
(Brian R. Carlisle)                     Officer)

/s/ Betsy A. Lange                      Vice President, Finance and Chief Financial         September 27, 1996
- -----------------------------------     Officer (Principal Financial and Accounting
(Betsy A. Lange)                        Officer)

/s/ Bruce E. Shimano                    Vice President, Research and Development,           September 27, 1996
- -----------------------------------     Secretary and Director
(Bruce E. Shimano)





              Signature                                      Title                                 Date
              ---------                                      -----                                 -----

/s/ Cary R. Mock                         Director                                            September 27, 1996
- -----------------------------------
(Cary R. Mock)

/s/ John E. Pomeroy                      Director                                            September 27, 1996
- -----------------------------------
(John E. Pomeroy)

/s/ Wendell G. Van Auken                 Director                                            September 27, 1996
- -----------------------------------
(Wendell G. Van Auken)


                                                                     SCHEDULE II

                             ADEPT TECHNOLOGY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                       Balance      Additions
                                         at         Charged to                    Balance
                                      Beginning     Costs and                     at End
      Description                     of Period     Expenses     Deductions(1)   of Period
- ----------------------------------    ---------     ----------   -------------   ---------

Year ended June 30, 1994:
  Allowance for doubtful accounts       $ 303         $  88         $  151         $ 240

Year ended June 30, 1995:
  Allowance for doubtful accounts         240           305             63           482

Year ended June 30, 1996:
  Allowance for doubtful accounts         482           277            294           465


- ----------------
(1) Includes write offs net of recoveries.
