Form 10-K/A
period 1996-06-30
ADEPT TECHNOLOGY INC
filed 1996-10-18
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


150 Rose Orchard Way, San Jose, California                 95134
  (Address of principal executive office)                (zip code)

       Registrant's telephone number, including area code: (408) 432-0888

           Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of each exchange
        Title of each class                          on which registered
-----------------------------------          ----------------------------------
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

                              Yes    X         No
                                  -------        --------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. |X|

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on August 31, 1996 as reported on the Nasdaq National Market, was approximately $33,021,118. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

     (a)(3)   Exhibits

              3.1(2)     Restated Articles of Incorporation of the Registrant.
              3.2(1)     Bylaws of the Registrant, as amended to date.
              10.1(1)    1983 Stock  Incentive  Program,  and form of  Agreement
                         thereto.
              10.2(1)    1993 Stock Option Plan, and form of agreement thereto.
              10.3(1)    1995  Employee   Stock   Purchase  Plan,  and  form  of
                         agreements thereto.
              10.4(1)    1995 Director  Stock Option Plan, and form of agreement
                         thereto.
              10.5(1)    Form   of   Indemnification   Agreement   between   the
                         Registrant and its officers and directors.
              10.6.1(1)  Lease  Agreement  between the Registrant and Technology
                         Associates I dated July 18, 1986, as amended.
              10.6.2(1)  Office  Building  Lease between  Registrant  and Puente
                         Hills  Business  Center  II  dated  May  20,  1993,  as
                         amended.
              10.6.3(1)  Standard   Office   Lease   -   Gross   between   SILMA
                         Incorporated  and South  Bay/Copley Joint Venture dated
                         November 11, 1992.
              10.7(1)    Loan   Payoff  Plan  dated   August  3,  1993   between
                         Registrant and Charles Duncheon.
              11.1(2)    Statement regarding computation of per share earnings.
              13.1       Portions of Registrant's  Annual Report to Shareholders
                         for the fiscal year ended June 30, 1996.
              22.1(1)    Subsidiaries of the Registrant.
              23.1       Consent of Ernst & Young LLP.
              24.1(2)    Power of Attorney (See Page 26).
              27.1(2)    Financial Data Schedule.

------------------

(1)      Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S- 1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

(2) Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

                                        ADEPT TECHNOLOGY, INC.


                                        By:   /s/ Brian R. Carlisle
                                              ----------------------------------
                                              Brian R. Carlisle
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer

Date:  October 18, 1996

                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                Signature                                         Title                                Date
------------------------------------------- ------------------------------------------------  ----------------------

/s/ Brian R. Carlisle                       Chairman of the Board of Directors and Chief        October 18, 1996
------------------------------------------  Executive Officer (Principal Executive Officer)
(Brian R. Carlisle)

/s/ Betsy A. Lange                          Vice President, Finance and Chief Financial         October 18, 1996
------------------------------------------  Officer (Principal Financial and Accounting
(Betsy A. Lange)                            Officer)


Bruce E. Shimano*                           Vice President, Research and Development,           October 18, 1996
------------------------------------------  Secretary and Director
(Bruce E. Shimano)

Cary R. Mock*                               Director                                            October 18, 1996
------------------------------------------
(Cary R. Mock)

John E. Pomeroy*                            Director                                            October 18, 1996
------------------------------------------
(John E. Pomeroy)

Wendell G. Van Auken*                       Director                                            October 18, 1996
------------------------------------------
(Wendell G. Van Auken)



*By: /s/ Betsy A. Lange
------------------------------------------
(Attorney-In-Fact)
