Form 10-Q
period 1996-09-28
ADEPT TECHNOLOGY INC
filed 1996-11-12
CIK 865415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122

                             ADEPT TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)


                 California                              94-29000635
      -------------------------------       ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


            150 Rose Orchard Way
            San Jose, California                              95134
   ---------------------------------------          ----------------------------
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

The number of shares of the Registrant's common stock outstanding as of September 28, 1996 was 7,956,995.

--------------------------------------------------------------------------------

                             ADEPT TECHNOLOGY, INC.

                                      INDEX


                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  September 28, 1996 and June 30, 1996........................................................    3


                Condensed Consolidated Statements of Income
                  Three months ended September 28, 1996 and September 30, 1995................................    4


                Condensed Consolidated Statements of Cash Flows
                  Three months ended September 28, 1996 and September 30, 1995................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    8



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   11

              Signatures......................................................................................   12

              Index to Exhibits...............................................................................   13

                             ADEPT TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      September 28,    June 30,
                                                         1996          1996 (1)
                                                      -------------   ---------
                                                      (unaudited)     (audited)
ASSETS

Current assets:
  Cash and cash equivalents                          $   8,178        $   8,075
  Short term investments                                 3,900            2,900
  Accounts receivable, less allowance for
    doubtful accounts of $481 at September
    28, 1996 and $465 at June 30, 1996                  18,903           20,495
  Inventories                                           15,003           14,808
  Deferred tax assets and prepaid expenses               3,190            2,255
                                                    ----------       ----------
      Total current assets                              49,174           48,533

Property and equipment at cost:
  Computer equipment                                     4,081            3,312
  Office furniture and equipment                         1,808            1,767
  Machinery and equipment                               11,491           11,450
                                                    ----------       ----------
                                                        17,380           16,529
  Less accumulated depreciation and amortization        11,342           10,798
                                                    ----------       ----------
Net property and equipment                               6,038            5,731
Intangible assets related to acquisition of
    Silma Incorporated, net of accumulated
    amortization of $383 and $306 at September
    28, 1996 and June 30, 1996, respectively             1,034            1,167
Other assets                                               962              921
                                                    ----------       ----------
      Total assets                                   $  57,208        $  56,352
                                                    ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                   $   6,575        $   6,894
  Other accrued liabilities                              7,287            6,521
  Current portion of obligations under
    capital leases                                          65               88
                                                    ----------       ----------
      Total current liabilities                         13,927           13,503

Obligations under capital leases                            14               26
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value:
    5,000 shares authorized, none issued
      and outstanding                                       -               -
  Common stock, no par value:
    25,000 shares authorized; 7,957 and
      7,869 issued and outstanding
      at September 28, 1996 and
      June 30, 1996, respectively                       45,581           45,383
  Accumulated deficit                                   (2,314)          (2,560)
                                                    ----------       ----------
      Total shareholders' equity                        43,267           42,823
                                                    ----------       ----------
      Total liabilities and shareholders' equity     $  57,208        $  56,352
                                                    ==========       ==========

(1) Amounts derived from the Company's audited financial statements for the year ended June 30, 1996.

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)


                                                      Three months ended
                                                 -------------------------------
                                                 September 28,     September 30,
                                                     1996               1995
                                                 -------------     -------------
Net revenues                                       $  18,437         $  19,671
Cost of revenues                                      11,059            11,358
                                                 -------------     -------------
Gross margin                                           7,378             8,313
Operating expenses:
  Research, development and engineering                1,976             1,946
  Selling, general and administrative                  5,152             4,801
                                                 -------------     -------------
Total operating expenses                               7,128             6,747
                                                 -------------     -------------

Operating income                                         250             1,566

Interest income, net                                     134               101
                                                 -------------     -------------

Income before provision for income taxes                 384             1,667

Provision for income taxes                               138               288
                                                 -------------     -------------

Net income                                         $     246         $   1,379
                                                 =============     =============

Net income per share                               $     .03         $     .20
                                                 =============     =============

Shares used in computing net income per share          8,370             6,925
                                                 =============     =============

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (IN THOUSANDS)


                                                       Three months ended
                                                   -----------------------------
                                                   September 28,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Operating activities
  Net income                                         $       246     $    1,379
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                            654            539
    (Gain) Loss on disposal of property
       and equipment                                           -             (6)
    Tax benefit from stock plans                              73              -
    Changes in operating assets and liabilities:
      Accounts receivable                                  1,592         (3,975)
      Inventories                                           (300)        (2,639)
      Deferred tax assets and prepaid expenses              (935)          (531)
      Other assets                                           (52)          (144)
      Accounts payable                                      (319)         1,940
      Accrued liabilities                                    817          1,053
                                                   -------------   -------------
    Total adjustments                                      1,530         (3,763)
                                                   -------------   -------------
  Net cash provided by (used in)
    operating activities                                   1,776         (2,384)
                                                   -------------   -------------
Investing activities
  Purchase of property and equipment, net                   (763)          (295)
  Proceeds from the sale of property
    and equipment                                              -             18
  Purchases of available for sale investments             (2,000)          (900)
  Sales of available for sale investments                  1,000          2,800
                                                   -------------   -------------
  Net cash provided by (used in)
    investing activities                                  (1,763)         1,623
                                                   -------------   -------------
Financing activities
  Principal payment for capital lease obligations            (35)           (74)
  Proceeds from common stock issued under
    employee stock incentive program, and
    tax benefit of disqualifying dispositions,
    cancellations, and payments of notes
    receivable from shareholders                             125             65
                                                   -------------   -------------
  Net cash provided by (used in)
    financing activities                                      90             (9)
                                                   -------------   -------------
Increase (decrease) in cash and cash equivalents             103           (770)
Cash and cash equivalents, beginning of period             8,075          5,912
                                                   -------------   -------------
Cash and cash equivalents, end of period               $   8,178     $    5,142
                                                   =============   =============
Supplemental disclosure of noncash activities:
  Inventory capitalized into property, equipment
    and related tax                                    $     110     $      141
Cash paid during the period for:
  Interest                                             $       3     $        9
  Taxes                                                $      67     $      111

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


1.   General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1996 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 30, 1996. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the full fiscal year ending June 30, 1997 or for any other future period.


2.   Public Offerings

         On December 20, 1995 the Company closed an initial public offering of 1,250,000 shares of its common stock. At that time, all issued and outstanding shares of the Company's Series A, B, C and D convertible preferred stock were converted into 4,067,422 shares of the Company's common stock.


3.   Financial Instruments

         The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company's short-term investments consist of U.S. government agency securities and money market auction rate preferred stock with maturities of one year or less. They are classified as available for sale, and as such are carried at fair value. Fair value is based upon quoted market prices on the last day of the fiscal period. The cost of debt securities sold is based on the specific identification method. The Company had no investments in equity securities at September 28, 1996 and June 30, 1996. During fiscal year 1996 and the three months ended September 28, 1996, realized and unrealized gains and losses on available for sale investments were not material.


4.   Inventories

         Inventories are summarized as follows:

                                              September 28,          June 30,
                                                  1996                 1996
                                              -------------         ---------
                  Raw materials                 $   9,125           $   9,488
                  Work-in-process                   3,755               3,069
                  Finished goods                    2,123               2,251
                                                ---------           ---------

                                                $  15,003           $  14,808
                                                =========           =========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


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


6.   Net income per share

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the initial public offering have been included in the calculation through September 30, 1995 as if they were outstanding for all periods presented regardless of whether they are dilutive (using the treasury stock method at an assumed public offering price).


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


8.   Reclassification

         Certain amounts presented in the financial statements for fiscal 1996 have been reclassified to conform to the presentation for fiscal 1997.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



Special Note Regarding Forward-Looking Statements

Certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependence on the continued growth of the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new PC products under development, and generally in the migration of Silma from the UNIX platform to the PC platform or difficulties or delays in the development, production, testing and marketing of the Company's other new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure or inability to comply with, government regulations; general economic and business conditions; the failure of any new products to be accepted in the marketplace; decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace, and the other factors referenced in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


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

Results of Operations

Three Month Periods Ended September 28, 1996 and September 30, 1995

Net revenues. The Company's net revenues decreased by 6.3% to $18.4 million for the three months ended September 28, 1996 from $19.7 million for the three months ended September 30, 1995. The reduction in net revenues was primarily attributable to decreased product sales, particularly sales of motion controllers, in the Company's international markets, partially offset by an increase in robot sales. International sales, including sales to Canada, were $6.1 million or approximately 33.2% of net revenues for the three months ended September 28, 1996 as compared with $7.6 million or 38.7% of net revenues for three months ended September 30, 1995.

As the Company has previously indicated, the Company's industry has experienced a slowdown in spending throughout international markets and with OEM customers and, as a result, orders have been delayed. See "Significant Fluctuations in Operating Results."

Gross margin. Gross margin percentage was 40.0% for the three months ended September 28, 1996 and 42.3% for the three months ended September 30, 1995. The decrease in gross margin was primarily attributable to the lower sales of higher margin motion controller products and simulation software products from the Company's Silma business. In addition, sales of lower margin mechanical subsystems sourced from third parties increased quarter to quarter.

The Company expects that it will continue to experience quarterly fluctuations in gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses remained flat at $2.0 million for the three months ended September 28, 1996 and September 30, 1995. Research, development and engineering expenses for the three months ended September 28, 1996 was partially offset by $227,000 of third party development funding as compared with only $118,000 of third party development funding for the three months ended September 30, 1995. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1997. There can be no assurance that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time. As a percentage of net revenues, research, development and engineering expenses increased to 10.7% for the three months ended September 28, 1996 from 9.9% in the three months ended September 30, 1995. Research, development and engineering expenses as a percentage of net revenues increased because of the decline in net revenues in the three months ended September 28, 1996.

Selling, General and Administrative. Selling, general and administrative expenses increased 7.3% to $5.2 million or 27.9% of net revenues for the three months ended September 28, 1996, as compared with $4.8 million or 24.4% of net revenues for the three months ended September 30, 1995. This increased spending was primarily attributable to increased headcount, investments in new product launches and additional administrative expenses associated with being a public company. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate in future periods.

Interest Income (Expense), Net. Interest income, net for the three months ended September 28, 1996 was $134,000, compared to $101,000 for the three months ended September 30, 1995. The increase was due to additional interest income earned by the investment of cash proceeds from the sale of common stock in the Company's initial public offering in December 1995, partially offset by lower investment yields in the three months ended September 28, 1996.

Provision for (Benefit from) Income Taxes. The Company's effective tax rate for the three months ended September 28, 1996 was 36%, as compared with 17.3% for the three months ended September 30, 1995. The Company's tax rate differs from the statutory income tax rate primarily due to the utilization of tax credit carryforwards and to a reduction in the valuation allowance for deferred tax assets, partially offset by taxes on the Company's foreign operations.

Significant Fluctuations in Operating Results

The Company's operating results have historically been, and will continue to be, subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically and internationally or in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, failure to introduce new products on a timely basis, failure to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by distribution channel, changes in the spending patterns of the Company's customers, and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems sourced from third parties, and higher margin software products. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. In addition, while in some years revenue from international sales has helped buffer the Company against slowdowns in U.S. capital spending, in other years the higher costs associated with international sales, combined with downturns in international markets, have adversely affected the Company's results of operations. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

The Company has experienced and is expected to continue to experience seasonality in product bookings. In the past the Company has had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. Historically, the Company has generally been able to maintain revenue levels during the September fiscal quarter by utilizing backlog from the June fiscal quarter, however, this was not the case for the September quarter of fiscal 1997.

In the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in decreased net revenues for the September quarter of fiscal 1997 as described above under "Results of Operations." The Company currently believes that a number of factors will have an impact on revenues and earnings for fiscal 1997. These factors include the overall moderation in the growth rate of the intelligent automation industry, the slowdown in sales to European and other international markets, and the increased investments in product development and marketing programs. The Company currently expects that production shipments of certain new products under development, including AdeptRAPID and CimStation Inspection on the PC, an AdeptWindows PC interface for MV Controllers and the integrated MV Controller with linear modules, will commence in the latter half of fiscal 1997. However, there can be no assurance that these products will be timely developed or that they will achieve acceptance in the marketplace. Moreover, because product bookings were lower in the September quarter of fiscal 1997, the Company's backlog is also down and inventories have increased. In the event product bookings and net revenues for the December quarter of fiscal 1997 are insufficient to compensate for the lower product bookings in the September fiscal quarter, the Company's results of operations for the December quarter of fiscal 1997 and future fiscal quarters could be materially adversely affected.

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


Liquidity and Capital Resources

The Company completed its initial public offering of common stock in December 1995, raising approximately $10.0 million net of offering expenses. Prior to December 1995, the Company financed its operations through private sales of equity securities, cash flow from operations, capital equipment leases, and bank lines of credit. As of September 28, 1996, the Company had working capital of approximately $35.2 million, including $8.2 million in cash and cash equivalents and $3.9 million in short term investments.

The Company's operating activities provided cash of $1.8 million and used cash of $2.2 million for the three months ended September 28, 1996 and September 30, 1995, respectively. The cash provided by operating activities in the three months ended September 28, 1996 primarily related to the decrease in accounts receivable arising from increased collection of prior quarter accounts receivable.

Net cash used by investing activities was $1.8 million for the three months ended September 28, 1996, due to net purchases of short-term investments of $1.0 million and purchases of property and equipment aggregating $763,000. The Company currently anticipates capital expenditures of approximately $4.4 million during fiscal 1997, including approximately $1.5 million for test fixtures, tooling and other factory investments, approximately $1.3 million for MIS equipment and approximately $1.6 million for laboratory and other equipment.

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

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 28, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  ADEPT TECHNOLOGY, INC.






Date: November 11, 1996        By:      /s/ Brian R. Carlisle
                                           ----------------------------------
                                           Brian R. Carlisle
                                           Chairman of the Board and
                                              Chief Executive Officer






Date: November 11, 1996        By:      /s/ Betsy A. Lange
                                           ----------------------------------
                                           Betsy A. Lange
                                           Vice President of Finance
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                  SEQUENTIALLY
                                                                      NUMBERED
          EXHIBITS                                                        PAGE
------------------------------------------------------------------------------



11.1      Statement of Computation of Net Income Per Share.                14


27.1      Financial Data Schedule.                                         15