Form 10-Q
period 1996-12-28
ADEPT TECHNOLOGY INC
filed 1997-02-10
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 28, 1996

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


          For the transition period from _____________ to _____________


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 California                             94-29000635
                 ----------                             -----------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


            150 Rose Orchard Way
            San Jose, California                          95134
            --------------------                          -----
  (Address of Principal executive offices)              (Zip Code)

                                 (408) 432-0888
                                 --------------
              (Registrant's telephone number, including area code)


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

The number of shares of the Registrant's common stock outstanding as of December 28, 1996 was 8,080,123.

                                                       ADEPT TECHNOLOGY, INC.

                                                                INDEX



                                                                                                               Page
                                                                                                               -----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  December 28, 1996 and June 30, 1996.........................................................    3


                Condensed Consolidated Statements of Income
                  Three months and six months ended December 28, 1996 and December 30, 1995...................    4


                Condensed Consolidated Statements of Cash Flows
                  Six months ended December 28, 1996 and December 30, 1995....................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    8



PART II - OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders.............................................   11

    Item 6.   Exhibits and Reports on Form 8-K................................................................   12

              Signatures......................................................................................   13

              Index to Exhibits...............................................................................   14

                                                                 2

                                                      ADEPT TECHNOLOGY , INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                       December 28,         June 30,
                                                                                                           1996             1996 (1)
                                                                                                       -------------    ------------
                                                                                                        (unaudited)        (audited)
ASSETS

Current assets:
     Cash and cash equivalents
                                                                                                         $ 5,598            $ 8,075
     Short term investments                                                                                8,771              2,900
     Accounts receivable, less allowance for doubtful accounts of
        $476 at December 28, 1996 and $465 at June 30, 1996                                               17,168             20,495
     Inventories                                                                                          13,816             14,808
     Deferred tax assets and prepaid expenses                                                              2,697              2,255
                                                                                                         -------            -------
           Total current assets                                                                           48,050             48,533

Property and equipment at cost:
     Computer equipment                                                                                    5,365              3,312
     Office furniture and equipment                                                                        2,202              1,767
     Machinery and equipment                                                                              10,392             11,450
                                                                                                         -------            -------
                                                                                                          17,959             16,529
     Less accumulated depreciation and amortization                                                       11,899             10,798
                                                                                                         -------            -------
Net property and equipment                                                                                 6,060              5,731
Intangible assets related to acquisition of Silma Incorporated, net of
        accumulated amortization of $460 and $306 at December 28, 1996                                       957              1,167
        and June 30, 1996, respectively
Other assets                                                                                                 950                921
                                                                                                         -------            -------
           Total assets
                                                                                                         $56,017            $56,352
                                                                                                         =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                                                    $ 5,341            $ 6,894
     Other accrued liabilities                                                                             6,421              6,521
     Current portion of obligations under capital leases                                                      54                 88
                                                                                                         -------            -------
           Total current liabilities                                                                      11,816             13,503

Obligations under capital leases                                                                               6                 26
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value:
        5,000 shares authorized, none issued and outstanding                                                   -                  -
     Common stock, no par value:
        25,000 shares authorized; 8,080 and 7,869 issued and outstanding
           at December 28, 1996 and June 30, 1996, respectively                                           46,235             45,383
     Accumulated deficit                                                                                  (2,040)            (2,560)
                                                                                                         -------            -------
           Total shareholders' equity                                                                     44,195             42,823
                                                                                                         -------            -------
           Total liabilities and shareholders' equity
                                                                                                         $56,017            $56,352
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

                               SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                       ADEPT TECHNOLOGY, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (unaudited)
                                               (In thousands, except per share data)

                                                                            Three months ended               Six months ended
                                                                         ---------------------------      --------------------------
                                                                        December 28,     December 30,    December 28,   December 30,
                                                                            1996            1995             1996           1995
                                                                         -----------     -----------      -----------    -----------
Net revenues                                                             $ 18,887         $ 20,743         $ 37,324         $ 40,414
Cost of revenues                                                           11,239           11,923           22,298           23,281
                                                                           ------           ------           ------           ------
Gross margin                                                                7,648            8,820           15,026           17,133
Operating expenses:
     Research, development and engineering                                  2,054            2,073            4,030            4,019
     Selling, general and administrative                                    5,328            4,985           10,480            9,786
                                                                           ------           ------           ------           ------
Total operating expenses                                                    7,382            7,058           14,510           13,805
                                                                           ------           ------           ------           ------

Operating income                                                              266            1,762              516            3,328

Interest income, net                                                          163               33              297              134
                                                                           ------           ------           ------           ------

Income before provision for income taxes                                      429            1,795              813            3,462

Provision for income taxes                                                    155              312              293              600
                                                                           ------           ------           ------           ------
Net income                                                               $    274         $  1,483        $     520         $  2,862
                                                                           ======           ======           ======           ======
Net income per share
                                                                         $    .03         $    .20         $    .06         $    .40
                                                                           ======           ======           ======           ======

Shares used in computing net income per share                               8,393            7,268            8,382            7,084
                                                                           ======           ======           ======           ======

                               SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                                       ADEPT TECHNOLOGY, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                                                                           Six months ended
                                                                                                   ---------------------------------
                                                                                                    December 28,       December 30,
                                                                                                       1996                1995
                                                                                                   -------------      --------------
Operating activities
     Net income                                                                                        $    520            $  2,862
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                                                     1,327               1,111
        (Gain) Loss on disposal of property and equipment                                                    34                 (17)
        Tax benefit from stock plans                                                                         73                   -
        Changes in operating assets and liabilities:
            Accounts receivable                                                                           3,327              (4,245)
            Inventories                                                                                     645              (4,048)
            Deferred tax assets and prepaid expenses                                                       (442)             (1,437)
            Other assets                                                                                    (51)               (290)
            Accounts payable                                                                             (1,553)              1,341
            Other accrued liabilities                                                                       (66)              2,554
                                                                                                       --------            --------
        Total Adjustments                                                                                 3,294              (5,031)
                                                                                                       --------            --------
     Net cash provided by (used in) operating activities                                                  3,814              (2,169)
                                                                                                       --------            --------
Investing activities
     Purchase of property and equipment, net                                                             (1,145)               (973)
     Proceeds from the sale of property and equipment                                                         -                  31
     Purchases of available for sale investments                                                        (11,771)             (8,700)
     Sales of available for sale investments                                                              5,900               7,000
                                                                                                       --------            --------
     Net cash used in investing activities                                                               (7,016)             (2,642)
                                                                                                       --------            --------

Financing activities
     Principal payment for capital lease obligations                                                        (54)               (128)
     Proceeds from common stock issued under initial public
        offering, employee stock incentive program, employee
        stock purchase plan, and tax benefit of disqualifying
        dispositions, net of repurchases, cancellations, and
        payments of notes receivable from shareholders                                                      779              10,199
                                                                                                       --------            --------
     Net cash provided by financing activities                                                              725              10,071
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                         (2,477)              5,260
Cash and cash equivalents, beginning of period                                                            8,075               5,912
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $  5,598            $ 11,172
                                                                                                       ========            ========
Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax                                    $    369            $    346
Cash paid during the period for:
     Interest                                                                                          $      9            $     57
     Taxes                                                                                             $    230            $    763

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


3.   Financial Instruments

         The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company's short term investments consist of U.S. government agency securities and money market auction rate preferred stock with maturities of one year or less. They are classified as available for sale, and as such are carried at fair value. Fair value is based upon quoted market prices on the last day of the fiscal period. The cost of debt securities sold is based on the specific identification method. The Company had no investments in equity securities at December 28, 1996 and June 30, 1996. During fiscal year 1996 and the six months ended December 28, 1996, realized and unrealized gains and losses on available for sale investments were not material.


4.   Inventories

         Inventories are summarized as follows:

                                December 28,         June 30,
                                   1996                1996
                                 -------              -------

        Raw materials            $ 8,431             $ 9,488
        Work-in-process            3,233               3,069
        Finished goods             2,152               2,251
                                 -------             -------

                                 $13,816             $14,808
                                 =======             =======

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Special Note Regarding Forward-Looking Statements

Certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependence on the continued growth of the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure or inability to comply with, government regulations; general economic and business conditions; the failure of any new products to be accepted in the marketplace; decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace, and the other factors referenced in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules and vision-based flexible part feeders.

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


Results of Operations

Three Month and Six Month Periods Ended December 28, 1996 and December 30, 1995

Net revenues. The Company's net revenues decreased by 8.9% to $18.9 million for the three months ended December 28, 1996 from $20.7 million for the three months ended December 30, 1995. The Company's net revenues decreased by 7.6% to $37.3 million for the six months ended December 28, 1996 from $40.4 million for the six months ended December 30, 1995. The reduction in net revenues for the three and six month periods was primarily attributable to decreased product sales, particularly sales of motion controllers, in the Company's international markets and to a lesser extent to decreased service and upgrade revenues, partially offset by an increase in robot sales. International sales, including sales to Canada, were $6.7 million or approximately 35.6% of net revenues for the three months ended December 28, 1996 as compared with $7.5 million or 36.0% of net revenues for the three months ended December 30, 1995. International sales, including sales to Canada, were $12.8 million or approximately 34.4% of net revenues for the six months ended December 28, 1996 as compared with $15.0 million or 37.2% of net revenues for the six months ended December 30, 1995.

Gross margin. Gross margin percentage was 40.5% for the three months ended December 28, 1996 and 42.5% for the three months ended December 30, 1995. The decrease in gross margin was primarily attributable to the lower sales of higher margin motion controller products. In addition, sales of lower margin mechanical subsystems sourced from third parties increased quarter to quarter. These gross margin reductions were partially offset by increased sales of higher margin simulation software products from the Company's Silma business. Gross margin percentage was 40.3% for the six months ended December 28, 1996 and 42.4% for the six months ended December 30, 1995. The same conditions described above for the three month period ended December 28, 1996 contributed to the gross margin reduction for the six month period ended December 28, 1996.

The Company expects that it will continue to experience quarterly fluctuations in gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses remained flat at $2.0 million for the three months ended December 28, 1996 and December 30, 1995. The Company's research, development and engineering expenses remained flat at $4.0 million for the six months ended December 28, 1996 and December 30, 1995. Research, development and engineering expenses for the three months ended December 28, 1996 were partially offset by $285,000 of third party development funding as compared with $181,000 of third party development funding for the three months ended December 30, 1995. Research, development and engineering expenses for the six months ended December 28, 1996 were partially offset by $512,000 of third party development funding as compared with $299,000 of third party development funding for the six months ended
December 30, 1995. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1997; however, there can be no assurance that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time. As a percentage of net revenues, research, development and engineering expenses increased to 10.9% for the three months ended December 28, 1996 from 10.0% for the three months ended December 30, 1995. As a percentage of net revenues, research, development and engineering expenses increased to 10.8% for the six months ended December 28, 1996 from 9.9% for the six months ended December 30, 1995. Research, development and engineering expenses as a percentage of net revenues increased because of the decline in net revenues for each of the three and six month periods ended December 28, 1996.

Selling, General and Administrative. Selling, general and administrative expenses increased 6.9% to $5.3 million or 28.2% of net revenues for the three months ended December 28, 1996, as compared with $5.0 million or 24.0% of net revenues for the three months ended December 30, 1995. Selling, general and administrative expenses increased 7.1% to $10.5 million or 28.1% of net revenues for the six months ended December 28, 1996, as compared with $9.8 million or 24.2% of net revenues for the six months ended December 30, 1995. This increased spending for the three and six month periods was primarily attributable to increased headcount, employee merit compensation adjustments, additional administrative expenses associated with being a public company, and to a lesser extent, investments in new product launches. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate in future periods.

Interest Income, Net. Interest income, net for the three months ended December 28, 1996 was $163,000, compared to $33,000 for the three months ended December 30, 1995. Interest income, net for the six months ended December 28, 1996 was $297,000, compared to $134,000 for the six months ended December 30, 1995. The increase was due to additional interest income earned by the investment of cash proceeds from the sale of common stock in the Company's initial public offering in December 1995, partially offset by lower investment yields in the three and six month periods ended December 28, 1996.

Provision for (Benefit from) Income Taxes. The Company's effective tax rate for the three and six month periods ended December 28, 1996 was 36%, as compared with 17% for the comparable periods of 1995. The Company's tax rate for fiscal year 1997 differs from the combined federal and state statutory income tax rate primarily due to the benefit of federal and state tax credits. The Company's 17% tax rate for fiscal year 1996 differs from the statutory income tax rate primarily due to the utilization of tax credit carryforwards and to a reduction in the valuation allowance for deferred tax assets.


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

The Company has experienced and is expected to continue to experience seasonality in product bookings. In the past the Company has had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. Historically, the Company has generally been able to maintain revenue levels during the September fiscal quarter by utilizing backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter are lower than anticipated and the Company's backlog at the end of the June fiscal quarter is insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected. In fact, in the June quarter of fiscal 1996, sales were lower than anticipated due to competitive pressures and organizational issues with respect to the Company's Silma group. In addition, in the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in decreased net revenues for the September quarter of fiscal 1997.

In the December quarter of fiscal 1997, European sales increased from the September quarter of fiscal 1997, as several large orders delayed by European customers were filled. In addition, bookings and product backlog increased in the December quarter of fiscal 1997 over the September quarter of fiscal 1997. However, the Company currently believes that a number of factors will have an impact on revenues and earnings for fiscal 1997. These factors include the overall moderation in the growth rate of the intelligent automation industry, the slowdown in sales to some international markets, and the increased investments in product development and marketing programs.

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


Liquidity and Capital Resources

The Company completed its initial public offering of common stock in December 1995, raising approximately $10.0 million net of offering expenses. Prior to December 1995, the Company financed its operations through private sales of equity securities, cash flow from operations, capital equipment leases, and bank lines of credit. As of December 28, 1996, the Company had working capital of approximately $36.2 million, including $5.6 million in cash and cash equivalents and $8.8 million in short term investments.

The Company's operating activities provided cash of $3.8 million and used cash of $2.2 million for the six months ended December 28, 1996 and December 30, 1995, respectively. The cash provided by operating activities in the six months ended December 28, 1996 was primarily related to the decrease in accounts receivable arising from increased collections.

Net cash used by investing activities was $7.0 million for the six months ended December 28, 1996, due to net purchases of short term investments of $5.9 million and purchases of property and equipment aggregating $1.1 million. The Company currently anticipates capital expenditures of approximately $3.5 million during fiscal 1997, including approximately $1.0 million for test fixtures, tooling and other factory investments, approximately $1.3 million for MIS equipment and approximately $1.2 million for laboratory and other equipment.

The Company believes that the existing cash and cash equivalent balances as well as short term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 1996, the Company held an Annual Meeting of Shareholders for which it solicited votes by Proxy. The following is a brief description of the matters voted upon at the meeting and a statement of the number of votes cast for and against and the number of abstentions. There were no broker non-votes to any matter.

a) The Company's shareholders elected the following nominees as Directors, to hold office until the next Annual Meeting and until their successors are elected and qualified:

                                                                 VOTES
            NOMINEE                         VOTES               WITHHELD
           ---------                       -------             ----------
        Brian R. Carlisle               5,591,977                12,610
        Bruce E. Shimano                5,592,237                12,350
        Cary R. Mock                    5,594,682                 9,905
        John E. Pomeroy                 5,594,727                 9,860

b) The Company's shareholders ratified the appointment of Ernst & Young LLP as the independent certified public accountants for the Company for the fiscal year ended June 30, 1997.

                                        Votes For:                5,577,325
                                        Votes Against                 6,632
                                        Votes Abstaining:            20,630
                                        Broker Non-Votes:                 0


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 28, 1996.

                                   SIGNATURES
                                  ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     ADEPT TECHNOLOGY, INC.






Date: February 11, 1997    By: /s/ Brian R. Carlisle
                               -------------------------------------------------
                               Brian R. Carlisle
                               Chairman of the Board and Chief Executive Officer






Date: February 11, 1997     By: /s/ Betsy A. Lange
                               -------------------------------------------------
                               Betsy A. Lange
                               Vice President of Finance and
                               Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
              EXHIBITS                                                      PAGE
--------------------------------------------------------------------------------


  11.1     Statement of Computation of Net Income Per Share .                 15


  27.1     Financial Data Schedule.                                           16