Form 10-Q
period 1997-03-29
ADEPT TECHNOLOGY INC
filed 1997-05-12
CIK 865415

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 29, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)


              California                             94-29000635
----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


            150 Rose Orchard Way
            San Jose, California                        95134
----------------------------------------   ------------------------------------
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

The number of shares of the Registrant's common stock outstanding as of March 29, 1997 was 8,100,012.

--------------------------------------------------------------------------------

                             ADEPT TECHNOLOGY, INC.

                                      INDEX




                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  March 29, 1997 and June 30, 1996........................    3


                Condensed Consolidated Statements of Income
                  Three months and nine months ended
                  March 29, 1997 and March 30, 1996.......................    4


                Condensed Consolidated Statements of Cash Flows
                  Nine months ended March 29, 1997 and March 30, 1996.....    5


                Notes to Condensed Consolidated Financial Statements......    6



    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    8



PART II - OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K.............................  11

              Signatures...................................................  12

              Index to Exhibits............................................  13


                             ADEPT TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                         March 29,     June 30,
                                                                           1997          1996     (1)
                                                                        ------------  ------------
                                                                        (unaudited)    (audited)
ASSETS
Current assets:
    Cash and cash equivalents ..........................................   $ 10,403    $  8,075
    Short term investments .............................................      4,780       2,900
    Accounts receivable, less allowance for doubtful accounts of
        $463 at March 29, 1997 and $465 at June 30, 1996 ...............     18,783      20,495
    Inventories ........................................................     14,032      14,808
    Deferred tax assets and prepaid expenses ...........................      2,690       2,255
                                                                           --------    --------
           Total current assets ........................................     50,688      48,533

Property and equipment at cost:
    Computer equipment .................................................      5,595       3,312
    Office furniture and equipment .....................................      2,186       1,767
    Machinery and equipment ............................................     10,705      11,450
                                                                           --------    --------
                                                                             18,486      16,529
    Less accumulated depreciation and amortization .....................     12,495      10,798
                                                                           --------    --------
Net property and equipment .............................................      5,991       5,731

Long term investments ..................................................      1,000           -

Intangible assets related to acquisition of Silma Incorporated, net of accumulated amortization of $536 and $306 at March 29, 1997
        and June 30, 1996, respectively ................................        881       1,167
Other assets ...........................................................        797         921
                                                                           --------    --------
           Total assets ................................................   $ 59,357    $ 56,352
                                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable ...................................................   $  5,830    $  6,894
    Other accrued liabilities ..........................................      8,409       6,521
    Current portion of obligations under capital leases ................         43          88
                                                                           --------    --------
           Total current liabilities ...................................     14,282      13,503
Obligations under capital leases .......................................          1          26
Commitments and contingencies
Shareholders' equity:
    Preferred stock, no par value:
        5,000 shares authorized, none issued and outstanding ...........          -           -
    Common stock, no par value:
        25,000 shares authorized; 8,100 and 7,869 issued and outstanding
           at March 29, 1997 and June 30, 1996, respectively ...........     46,269      45,383
    Accumulated deficit ................................................     (1,195)     (2,560)
                                                                           --------    --------
           Total shareholders' equity ..................................     45,074      42,823
                                                                           --------    --------
           Total liabilities and shareholders' equity ..................   $ 59,357    $ 56,352
                                                                           ========    ========

(1) Amounts derived from the Company's audited financial statements for the year ended June 30, 1996.

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                     (In thousands, except per share data)

                                                        Three Months Ended               Nine Months Ended
                                                        ------------------               -----------------
                                                      March 29,      March 30,       March 29,      March 30,
                                                        1997            1996           1997           1996
                                                     -----------     -----------    -----------    -----------
Net revenues                                          $21,104         $20,800         $58,428         $61,214
Cost of revenues                                       12,299          11,852          34,597          35,133
                                                      -------         -------         -------         -------
Gross margin                                            8,805           8,948          23,831          26,081
Operating expenses:
     Research, development and engineering              2,305           2,112           6,335           6,131
     Selling, general and administrative                5,474           5,126          15,954          14,912
                                                      -------         -------         -------         -------
Total operating expenses                                7,779           7,238          22,289          21,043
                                                      -------         -------         -------         -------

Operating income                                        1,026           1,710           1,542           5,038

Interest income, net                                      181             210             478             344
                                                      -------         -------         -------         -------

Income before provision for income taxes                1,207           1,920           2,020           5,382

Provision for income taxes                                362             325             655             925
                                                      -------         -------         -------         -------

Net income                                            $   845         $ 1,595         $ 1,365         $ 4,457
                                                      =======         =======         =======         =======

Net income per share                                  $   .10         $   .19         $   .16         $   .59
                                                      =======         =======         =======         =======


Shares used in computing net income per share           8,464           8,357           8,409           7,508
                                                      =======         =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                         Nine months ended
                                                                  ------------------------------
                                                                   March 29,        March 30,
                                                                      1997            1996
                                                                  -------------   --------------
Operating activities
     Net income                                                       $  1,365    $  4,457
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depreciation and amortization                                    2,168       1,737
        (Gain) Loss on disposal of property and equipment                   (1)        (12)
        Tax benefit from stock plans                                        73           -
        Changes in operating assets and liabilities:
            Accounts receivable                                          1,712      (4,665)
            Inventories                                                    309      (6,263)
            Deferred tax assets and prepaid expenses                      (435)       (936)
            Other assets                                                   (47)       (441)
            Accounts payable                                            (1,064)       (353)
            Accrued liabilities                                          1,914       2,802
                                                                      --------    --------
        Total Adjustments                                                4,629      (8,131)
                                                                      --------    --------
     Net cash provided by (used in) operating activities                 5,994      (3,674)
                                                                      --------    --------

Investing activities
     Purchase of property and equipment, net                            (1,615)     (1,446)
     Proceeds from the sale of property and equipment                       86          13
     Purchases of long term investments                                 (1,000)          -
     Purchases of available for sale investments                       (14,757)    (12,500)
     Sales of available for sale investments                            12,877      11,500
                                                                      --------    --------
     Net cash used in investing activities                              (4,409)     (2,433)
                                                                      --------    --------

Financing activities
     Principal payment for capital lease obligations                       (70)       (224)
     Proceeds from common stock issued under initial public
        offering, employee stock incentive program, employee
        stock purchase plan, net of repurchases, cancellations,
        and payments of notes receivable from shareholders                 813      10,294
                                                                      --------    --------
     Net cash provided by financing activities                             743      10,070
                                                                      --------    --------

Increase in cash and cash equivalents                                    2,328       3,963
Cash and cash equivalents, beginning of period                           8,075       5,912
                                                                      --------    --------
Cash and cash equivalents, end of period                              $ 10,403    $  9,875
                                                                      ========    ========

Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax   $    497    $    603
Cash paid during the period for:
     Interest                                                         $     11    $     38
     Taxes                                                            $    470    $    796

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


2.   Financial Instruments

         The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company's short term investments consist of commercial paper and tax exempt municipal bonds with initial maturities in excess of 90 days and money market auction rate preferred stock and auction rate notes with maturities of one year or less. They are classified as available for sale, and as such are carried at fair value. Fair value is based upon quoted market prices on the last day of the fiscal period. The Company's long term investments consist of U.S. government agency securities with initial maturities in excess of one year. The cost of debt securities sold is based on the specific identification method. The Company had no investments in equity securities at March 29, 1997 and June 30, 1996. During fiscal year 1996 and the nine months ended March 29, 1997, realized and unrealized gains and losses on available for sale investments were not material.


3.   Inventories

         Inventories are summarized as follows:

                                                  March 29,         June 30,
                                                    1997              1996
                                                    ----              ----

                  Raw materials                   $   8,164        $   9,488
                  Work-in-process                     3,934            3,069
                  Finished goods                      1,934            2,251
                                                  ---------        ---------
                                                  $  14,032        $  14,808
                                                  =========        =========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


4.   Income taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.


5.   Net income per share

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the assumed public offering price during the twelve-month period prior to the initial public offering have been included in the calculation through September 30, 1995 as if they were outstanding for all periods.


6.   Contingencies

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


7.    Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in a change in primary earnings per share for the three months ended March 29, 1997. It is, however, expected to result in an increase of $.02 per share for the three months ended March 30, 1996 and an increase for the nine months ended March 29, 1997 and March 30, 1996 of $.01 and $.07 per share, respectively. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.


8.   Reclassification

         Certain amounts presented in the financial statements for fiscal 1996 have been reclassified to conform to the presentation for fiscal 1997.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

Certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependence on the continued growth of the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure or inability to comply with, government regulations; general economic and business conditions; the failure of any new products to be accepted in the marketplace; any decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace, and the other factors referenced in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


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


Results of Operations

Three Month and Nine Month Periods Ended March 29, 1997 and March 30, 1996

Net revenues. The Company's net revenues increased by 1.5% to $21.1 million for the three months ended March 29, 1997 from $20.8 million for the three months ended March 30, 1996. The Company's net revenues decreased by 4.6% to $58.4 million for the nine months ended March 29, 1997 from $61.2 million for the nine months ended March 30, 1996. The increase in net revenues for the three month period ended March 29, 1997 as compared to the three month period ended March 30, 1996 was primarily attributable to increased domestic product sales, particularly robot sales, and to a lesser extent, to increased software revenue, partially offset by a decrease in motion controller sales and service and upgrade revenues. The reduction in net revenues for the nine month period ended March 29, 1997 as compared to the nine month period ended March 30, 1996 was primarily attributable to decreased product sales, particularly sales of motion controllers in the Company's international and OEM markets, and to a lesser extent, to decreased service and upgrade revenues, partially offset by an increase in robot sales. International sales, including sales to Canada, were $6.5 million or approximately 30.9% of net revenues for the three months ended March 29, 1997 as compared with $8.9 million or approximately 42.9% of net revenues for the three months ended March 30, 1996. International sales, including sales to Canada, were $20.4 million or approximately 34.9% of net revenues for the nine months ended March 29, 1997 as compared with $24.0 million or approximately 39.2% of net revenues for the nine months ended March 30, 1996.

Gross margin. Gross margin percentage was 41.7% for the three months ended March 29, 1997 and 43.0% for the three months ended March 30, 1996. The decrease in gross margin was primarily attributable to a higher percentage of lower margin mechanism system product sales and to the lower sales of higher margin motion controller products. In addition, sales of lower margin mechanical subsystems sourced from third parties increased quarter to quarter. These gross margin reductions were partially offset by increased sales of higher margin simulation software products from the Company's Silma business and increased gross margins on service and upgrade revenues. Gross margin percentage was 40.8% for the nine months ended March 29, 1997 and 42.6% for the nine months ended March 30, 1996. The decrease in gross margin over the comparable nine month periods was primarily attributable to a higher percentage of lower margin mechanism system product sales and to the lower sales of higher margin motion controller products. In addition, sales of lower margin mechanical subsystems sourced from third parties increased over the comparable nine month periods. These gross margin reductions were partially offset by increased gross margins on service and upgrade revenues.

The Company expects that it will continue to experience quarterly fluctuations in gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses increased by 9.1% to $2.3 million for the three months ended March 29, 1997 from $2.1 million for the three months ended March 30, 1996. The Company's research, development and engineering expenses increased by 3.3% to $6.3 million for the nine months ended March 29, 1997 from $6.1 million for the nine months ended March 30, 1996. Research, development and engineering expenses for the three months ended March 29, 1997 were partially offset by $199,000 of third party development funding, as compared with $260,000 of third party development funding for the three months ended March 30, 1996. Research, development and engineering expenses for the nine months ended March 29, 1997 were partially offset by $711,000 of third party development funding, as compared with $559,000 of third party development funding for the nine months ended March 30, 1996. The Company expects that it will continue to receive some third party development funding from the federal and California state governments during the remainder of fiscal 1997 and throughout fiscal year 1998; however, there can be no assurance that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time. As a percentage of net revenues, research, development and engineering expenses increased to 10.9% for the three months ended March 29, 1997 from 10.2% for the three months ended March 30, 1996. As a percentage of net revenues, research, development and engineering expenses increased to 10.8% for the nine months ended March 29, 1997 from 10.0% for the nine months ended March 30, 1996. For the three month period ended March 29, 1997, research, development and engineering expenses as a percentage of net revenues increased as compared with the three month period ended March 30, 1996, primarily because of increases in project material spending and to a lesser extent, to the decline in third party development funding and increases in compensation related expenses, including consulting expenses. For the nine month period ended March 29, 1997, research, development and engineering expenses as a percentage of net revenues increased as compared with the nine month period ended March 30, 1996, primarily because of the decline in net revenues and to a lesser extent, because of increases in compensation related expenses, including consulting expenses as well as project material spending, partially offset by higher third party development funding.

Selling, General and Administrative. Selling, general and administrative expenses increased 6.7% to $5.5 million or 25.9% of net revenues for the three months ended March 29, 1997, as compared with $5.1 million or 24.6% of net revenues for the three months ended March 30, 1996. Selling, general and administrative expenses increased 7.0% to $16.0 million or 27.3% of net revenues for the nine months ended March 29, 1997, as compared with $14.9 million or 24.4% of net revenues for the nine months ended March 30, 1996. This increased spending for the three and nine month periods was primarily attributable to investments in new product launches and promotions, higher depreciation expenses, increased headcount and related expenses, and to a lesser extent, to employee merit compensation adjustments and additional administrative expenses associated with being a public company. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate in future periods.

Interest Income, Net. Interest income, net for the three months ended March 29, 1997 was $181,000, as compared with $210,000 for the three months ended March 30, 1996. Interest income, net for the nine months ended March 29, 1997 was $478,000, as compared with $344,000 for the nine months ended March 30, 1996. The increase for the nine month period was due to additional interest income earned by the investment of cash proceeds from the sale of common stock in the Company's initial public offering in December 1995, partially offset by lower investment yields

Provision for Income Taxes. The Company's effective tax rate for the three and nine month periods ended March 29, 1997 was 30% and 32% respectively, as compared with 17% for the comparable periods ended March 30, 1996. The Company's tax rate for fiscal year 1997 differs from the combined federal and state statutory income tax rate primarily due to the benefit of federal and state tax credits. The Company's 17% tax rate for fiscal year 1996 differs from the combined federal and state statutory income tax rate primarily due to the utilization of tax credit carryforwards and to a reduction in the valuation allowance for deferred tax assets.


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

The Company has experienced and is expected to continue to experience seasonality in product bookings. The Company has typically had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. The Company has generally been able to maintain revenue levels during the September fiscal quarter by utilizing backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter are lower than anticipated and the Company's backlog at the end of the June fiscal quarter is insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected. In fact, in the June quarter of fiscal 1996, sales were lower than anticipated due to competitive pressures and organizational issues with respect to the Company's Silma business. In addition, in the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in decreased net revenues for the September quarter of fiscal 1997.

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


Liquidity and Capital Resources

The Company completed its initial public offering of common stock in December 1995, raising approximately $10.0 million net of offering expenses. Prior to December 1995, the Company financed its operations through private sales of equity securities, cash flow from operations, capital equipment leases, and bank lines of credit. As of March 29, 1997, the Company had working capital of approximately $36.4 million, including $10.4 million in cash and cash equivalents and $4.8 million in short term investments. The Company also had long term investments in U.S. government agencies of $1.0 million.

The Company's operating activities provided cash of $6.0 million and used cash of $3.7 million for the nine months ended March 29, 1997 and March 30, 1996, respectively. The cash provided by operating activities in the nine months ended March 29, 1997 was primarily attributable to net income from operations, as adjusted  by the  effects  of  depreciation  and  amortization,  and to a lesser
extent,  to  the  decrease  in  accounts   receivable   arising  from  increased
collections.

Net cash used in investing activities was $4.4 million for the nine months ended March 29, 1997, due to net purchases of investments of $2.9 million, purchases of property and equipment aggregating $1.6 million. The Company currently anticipates capital expenditures of approximately $2.5 million during fiscal 1997, including approximately $700,000 for test fixtures, tooling and other factory investments, approximately $500,000 for MIS equipment and approximately $1.3 million for laboratory and other equipment.

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

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       ADEPT TECHNOLOGY, INC.






Date:    May 12, 1997                  By:      /s/ Brian R. Carlisle
                                                ------------------------------
                                                Brian R. Carlisle
                                                Chairman of the Board and
                                                Chief Executive Officer






Date:    May 12, 1997                  By:      /s/ Betsy A. Lange
                                                ------------------------------
                                                Betsy A. Lange
                                                Vice President of Finance and
                                                Chief Financial Officer

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