Form 10-K
period 1997-06-30
ADEPT TECHNOLOGY INC
filed 1997-09-26
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
         _______________.

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

________________________________________     ___________________________________
          Title of each class                     Name of each exchange
                                                   on which registered

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 5, 1997 as reported on the Nasdaq National Market, was approximately $88,500,720. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 5, 1997, registrant had outstanding 8,271,955 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1997. Portions of the Registrant's Annual Report to
Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I


                Special Note Regarding Forward-Looking Statements

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependence on the continued growth of the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure or inability to comply with, government regulations; general economic and business conditions; the failure of any new products to be accepted in the marketplace; decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace, and the other factors discussed in or incorporated by reference in this Report. The following discussion of the Company's business should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled "Significant Fluctuations in Operating Results," which information is incorporated by reference herein.

         SILMA, SoftMachines and the Company's logo are registered trademarks of Adept Technology, Inc. Adept, AdeptModules, AdeptMotion, Adept MV-5, Adept MV-8, Adept MV-19, AdeptOne, AdeptThree, AdeptThree-XL, AdeptVision VME, Adept 1850, Adept 550, Adept Flexible Feeder, Adept FlexFeedware, AIM, CimStation, MotionWare, PalletWare, AdeptRAPID, SoftAssembly, V+ and VisionWare are trademarks of Adept Technology, Inc. This Report also includes trademarks of companies other than Adept Technology, Inc.

ITEM 1.  BUSINESS

Introduction

         Adept Technology, Inc. ("Adept" or the "Company") designs, manufactures and markets intelligent automation software and hardware products for manufacturers in the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. The Company provides a broad, flexible line of software intensive, computer-driven, automation products for assembly, material handling and packaging applications. The Company's products include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, a vision-based flexible part feeder and linear modules.

         Adept's Rapid Deployment Automation ("RDA") approach addresses many of the challenges facing manufacturers seeking to implement intelligent automation systems. The goal of RDA is to significantly reduce the total time required to conceptualize, justify, quote, sell, implement, and change over an intelligent automation system, and thereby eliminate significant barriers to the broad deployment of intelligent automation technology.

         The Company sells, markets and supports its products on a worldwide basis through more than 200 system integrators, its direct sales force and original equipment manufacturers ("OEMs"). The system integrators, OEMs or end users combine various components of Adept's standard product line with material handling devices, peripheral equipment, application software and tooling into flexible automation workcells or production lines.

Industry Background

         Industrial robots provided the foundation for the development of the intelligent automation industry. In the 1970s, robots with simple controllers that lacked sensing capabilities became widely used in the automotive industry for technologically simple, low precision applications such as spot welding. By the late 1970s, industrial robots with more advanced capabilities became commercially available. These new capabilities included computer-based motion controllers which enabled flexible, programmable motion, and machine vision systems which enabled computer analysis of camera images. With these technical advances, robots gained increased acceptance, but their use remained limited because their rudimentary software and sensing capabilities were insufficient to support more demanding tasks such as those required on flexible assembly lines.

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

Robotic Industries Association, shipments by U.S. robot suppliers grew from $455 million in 1992 to $934 million in 1996. In addition, according to the Automated Imaging Association, shipments by North American machine vision suppliers grew from $638 million in 1992 to $1.3 billion in 1996.

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

         Miniaturization. Many products, such as camcorders, disk drives and portable audio products, have been steadily shrinking in size and are now at an advanced state of miniaturization. Human eyes and hands are inherently inaccurate and can generate particles that destroy certain miniature parts and circuits and, as a result, automation is often required to improve accuracy and maintain a clean environment. In addition, because certain parts exhibit high part-to-part variability, the assembly of these products can often only be successfully performed with the aid of real-time sensory feedback to accurately acquire, inspect and align parts.

         Declining automation costs, rising labor costs. The price performance ratio of automation products has improved over time, while labor costs have risen in most industrial regions of the world. According to the U.S. Bureau of Labor Statistics, total manufacturing compensation rates in the U.S., including wages, salaries and employer costs for employee benefits, have increased an average of 3% per annum from 1990 to 1996. Moreover, the appeal of offshore manufacturing is waning for some manufacturers who previously moved operations offshore but have more recently increased their domestic manufacturing operations.

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

         High risk custom engineering content. A significant amount of custom content is engineered into most automated manufacturing lines. Custom content is time consuming to develop and implement, and makes it difficult to predict system throughput, yield and cost. Manufacturing managers who are new to automation are reluctant to implement an automation line when these key performance factors are at risk, and often have automated their production lines only after competitors have established a new manufacturing standard and a proven approach. In addition, custom hardware and software increase the cost and difficulty associated with training personnel and supporting automated systems and also make product changeover another engineering task.

         Shortage of manufacturing engineers. The implementation of most automation lines requires both mechanical engineering and advanced computer programming skills. As a result, experience with software programming and workcell architecture has been critical to the design of systems that perform to expectations. However, there is a shortage of manufacturing engineers who have the combination of skills and experience needed to implement intelligent automation systems. Moreover, many manufacturers are decreasing their manufacturing engineering staff, thereby reducing the available pool of experienced manufacturing engineers.

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

The Adept Solution

         The Company's RDA approach addresses many of the challenges faced today by manufacturers seeking to implement intelligent automation systems. The goal of RDA is to significantly reduce the total time required to conceptualize, justify, quote, sell and implement an intelligent automation system, and thereby eliminate significant barriers to the broad deployment of intelligent automation technology. RDA is implemented through a line of hardware and software products, including machine controllers for robot mechanisms and other flexible automation
equipment,   machine  vision  systems,   vision-based   flexible  part
feeders, simulation software, and a family of mechanisms including robots and linear modules. The following diagram illustrates the Company's RDA approach:






                               [GRAPHIC OMITTED]






[Depiction of Adept's Rapid Deployment Automation Approach which includes the RDA System Design Layer, the RDA Process Knowledge Layer, the RDA Real-Time Control Layer and the RDA Mechanical Component Layer.]






         The  Company   seeks  to  provide  the   following   key   benefits  to
manufacturers through its RDA approach:

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

         Reduced dependence on manufacturing engineers. Adept believes that programming an automation workcell should not require extensive software programming expertise. The Company has developed smart application software products which utilize icon-based programming and are based on its Assembly and Information Management ("AIM") software technology. In addition, the Company works closely with over 200 system integrators worldwide which provide end users with outside engineering resources to deliver application specific solutions incorporating the Company's products.

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

Strategy

         The Company's objective is to become the leading supplier worldwide of a broad line of intelligent automation products for assembly, material handling and packaging applications. The Company's strategy to achieve this objective includes the following elements:

         Expand Rapid Deployment Automation. Adept's goal is to compress the sales and implementation cycle of intelligent automation systems through the expansion of its RDA approach. Adept is pursuing this goal through new developments including simulation software, AIM software technology, robot mechanisms and unique flexible feeding products. The Company believes that a shorter sales and implementation cycle will contribute to increased demand for intelligent automation as the Company's products enable manufacturers to meet time-to-volume requirements using the Company's RDA products.

         Extend technology leadership. Adept's expertise in machine controllers for robots and other flexible automation equipment, machine vision systems and simulation software has enabled it to be a leading innovator in the development of intelligent automation products. Adept seeks to leverage its existing technology base to accelerate the development of new and enhanced products and to lower costs. The Company intends to continue to make significant investments in research and development in order to broaden its technology.

         Continue to focus on higher growth application segments. Adept's strategy is to continue to target the higher growth segments of the intelligent automation market, such as assembly, material handling and packaging applications. These applications are used in a broad range of industries, including electronics, telecommunications, appliances, pharmaceuticals, food processing and automotive components. Diversification across a broad range of industries should maximize the Company's opportunities for growth and should reduce Adept's dependence on the capital spending cycles of any one industry.

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



                               [GRAPHIC OMITTED]




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

         Controller technology. The Company has applied its expertise in high performance motion control to the design of an open architecture, VME bus-based scalable machine controller. The scalability of this architecture allows the same basic components to be combined into a number of controller configurations that cost-effectively address a range of requirements from low end systems which control a single robot to high end, complex systems which control multiple mechanisms and incorporate machine vision. In addition, all of the Company's controller products support the same Windows NT-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

         The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market, including: special ASICs for controlling direct-drive motors, reading encoders and controlling power up sequencing of complex high power systems; safety circuits that meet domestic and international specifications; technology to protect the controller from voltage spikes, electrical noise and power brownouts; and high wattage (6000 watt) switching power amplifiers.

         Software

         Servo software. The most basic level in Adept's software architecture is the servo software which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to provide closed-loop control for the Company's robots as well as other vendors' robots. The servo software layer includes algorithms for adaptive feed-forward control, direct-drive motor control, force control and position control, and a number of safety and diagnostic features.

         Real-time programming language and operating system software. The next level in the software architecture is the V+ programming language and operating system layer. V+ allows software developers to create automation software systems and is the key enabling technology for the Company's intelligent automation approach. This automation programming environment provides a high level language coupled with a multitasking operating system and built in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adoptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

         V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner which compute the path of the robot's tool in real time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports RS232, RS422, Ethernet, TCP/IP, FTP and NFS. In addition, this software includes a multitasking, multiprocessor, time-sliced, deterministic, real-time operating system. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. The development environment for V+ is Windows NT-based and allows the customer to utilize industry standard PCs.

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

         Data driven module software. The next level in the Company's software hierarchy is the AIM layer. AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task level statements with a high performance real-time database, and a structure for representing process knowledge.

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

         The Company provides application-specific versions of AIM that have built in process knowledge to address general motion, vision and part palletizing applications. In addition, process knowledge can be added by end users and system integrators, many of whom have developed their own AIM application-specific packages. AIM is available in the Windows NT environment.

         Simulation software. The highest level in the Company's software architecture is the simulation software layer, developed by the Company's Silma division, a leader in the field of simulation software. Silma's core product, CimStation, allows machines to be modeled with 3D graphics, and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them (kinematic models) are generated automatically. CimStation also allows the dynamics of mechanisms to be modeled, which enables machine cycle times to be accurately predicted. Recently Silma has added additional CAD interfaces to this core technology for certain markets. CimStation is available on several UNIX workstation platforms as well as Windows NT on the PC.

         New Technology

         During fiscal year 1997 the Company introduced certain products, including AdeptWindows which will allow the Company's customers to do all development work, including vision applications, on the PC in the Windows 95 and NT operating systems. This open architecture product allows customers to combine the features of the Company's AIM and V+ software products with other PC-based software products. Shipments of AdeptWindows commenced in Q4 of fiscal 1997. In addition, the Company has introduced FlexFeedWare, an extension of Adept AIM MotionWare, which enables customers faster and easier implementation of the Company's Flexible Feeder. The Company has also introduced MV Controller Integration Kits which provide an integrated plug and play solution for connecting AdeptModules with the MV Controller. Shipments of MV Controller Integration Kits began in the second half of fiscal 1997.

Products

         The Company's core product families include robot mechanisms and other mechanical products, guidance and inspection vision products, vision based flexible part feeders, machine controllers, machine control software and simulation software. The following diagram depicts the Company's products by RDA layer:



                               [GRAPHIC OMITTED]



[Depiction of Adept's products with respect to the four layers of its Rapid Deployment Automation approach.]

         Robot Mechanisms and Other Mechanical Products

         The Company designs and manufactures two SCARA (Selective Compliance Assembly Robot Arm) style robot mechanisms called the AdeptOne and the recently introduced AdeptThree-XL, which are both designed for assembly, material handling and packaging tasks. The links and joints of a SCARA robot are somewhat analogous to the shoulder, elbow and wrist of a human. This configuration is well suited to a large number of assembly and material handling tasks. The AdeptOne is the faster model, while the Adept Three-XL offers a larger work envelope and handles a larger payload. The AdeptThree-XL provides improved performance specifications over its predecessor, the AdeptThree. The improved performance specifications address the needs in the packaging market as well as other markets. This product has been designed to deliver increased performance and ease-of-use, thereby furthering the Company's RDA strategy. Each of these robots utilize direct-drive motor technology.

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

         Machine Controllers

         The Company's controller products are based on the VME bus architecture standard. A large array of controller configurations are possible depending on the features selected by the customer. The Company's controllers are configured on a five slot chassis, called the Adept MV-5, or a ten slot chassis, called the Adept MV-10 All controllers include a system processor board and a system input/output module. Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision, graphical user interface capability and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems.

         Machine Control Software

         Adept's V+ programming language and operating system software includes specific instructions for motion control, machine vision, force sensing, workcell control and general communications. These capabilities are integrated to perform real-time machine control. The basic V+ software is included in the price of the system.

         The Company's AIM software simplifies the integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users lacking advanced programming expertise to use this embedded knowledge to accomplish a specific task. Several application specific versions of AIM are sold by the Company, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, VisionWare, which simplifies the use of vision in both guidance and inspection applications, and PalletWare, which includes special knowledge of box palletizing strategies.

         Simulation Software

         Adept's simulation software products simulate the layout and throughput of workcells and other equipment and generate the programs to run the workcells. The CimStation Robotics product simulates robot workcells for the Company's robot products as well as a number of other robot vendors' products. This product is used to test layouts and cycle times and to generate robot application programs. The CimStation Inspection product simulates the operation of coordinate measurement machines and generates programs that would be tedious to program manually given the complex inspection tasks these machines perform. The SoftMachines product tests programs for machine tool operations. This is a productivity tool for machine tool users who would otherwise have to perform the time consuming task of testing programs on the machine tool itself. A new product called SoftAssembly is used to simulate and test product assembly and to develop assembly sequences and procedures. Finally, AdeptRAPID is a robotic simulation product tailored specifically for Adept robots, standard industry peripherals, and Adept's AIM software, that is designed to quickly generate alternative conceptual layouts and cycle time estimates for implementing an intelligent automation system. It can also be used to create AIM databases automatically. Both CimStation Inspection and AdeptRAPID have been expanded to operate under Windows NT with the functionality of the Company's UNIX products. The Company anticipates the new PC based products will generate new opportunities within manufacturing organizations that are more accustomed to working in a PC versus UNIX environment. The Company commenced UNIX-based shipments of AdeptRAPID to beta sites during fiscal year 1996 and shipped production units throughout fiscal year 1997. Shipments of PC-based AdeptRAPID and CimStation Inspection products commenced in the second half of fiscal 1997.

         Vision-Based Flexible Feeder

         Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. The Company has developed a new flexible feeder, the Adept Flexible Feeder, which can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the workcell or production line. The Adept Flexible Feeder integrates machine vision, software, and motion control technology with a simple mechanical device. The Adept Flexible Feeder recirculates the parts and separates them, relying on vision to identify individual parts. This product is currently in low-volume production, and additional design work must be performed in order to optimize end user cost and performance. There can be no assurance that the development of this product will be completed in a timely manner or that this product will achieve widespread market acceptance.

Customers and Applications

         The Company sells its products to system integrators, end users and OEMs. End users of the Company's products include a broad range of manufacturing companies in the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. These companies use Adept's products to perform a wide variety of functions in assembly, material handling and packaging applications, including mechanical assembly, printed circuit board assembly, dispensing, palletizing and inspection. No customer accounted for more than 10% of the Company's net revenues in fiscal 1997, 1996 or 1995.

Sales, Distribution and Marketing

         Sales and Distribution

         The Company markets its products through system integrators, its direct sales force and OEMs.

         System Integrators. A substantial portion of the Company's shipments is through system integrators, and the Company views its relationships with these organizations as important to the Company's success. The Company has established relationships with over 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. These relationships are generally not regional and are mutually nonexclusive, although the Company continuously works to earn voluntary exclusive use of its products through product performance and support. The greater the investment in equipment and training and the higher the purchase volume, the greater the discount the system integrator receives. In certain international markets, the system integrators perform marketing and support functions directly.

         A substantial portion of the Company's sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and the Company has on occasion experienced difficulty in collecting payments from certain of these companies. As a result, the Company performs ongoing credit evaluations of its customers and does not require collateral. However, the Company may require customers to make payments in advance of shipment or to provide a letter of credit. The Company provides reserves for potential credit losses, and such losses have been within the Company's expectations. To the extent the Company is unable to mitigate this risk of collections from system integrators, the Company's results of operations may be materially adversely affected. Furthermore, there can be no assurance that any of these system integrators will not discontinue their relationships with the Company or enter into competing arrangements with the Company's competitors. In the event a number of the Company's system integrators experience financial problems, terminate their relationships with the Company or substantially reduce the amount of the Company's products they sell, or in the event the Company fails to build an effective systems integrator channel in any new markets, the Company's business, financial condition and results of operations could be materially adversely affected.

         Direct Sales Force. The Company employs a direct sales force which calls on end users to communicate the capabilities of the Company's products and support services and obtain up-to-date information on market requirements. Adept's sales force possesses specific expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. This sales force works closely with system integrators and OEMs to integrate the Adept product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 1997, the Company's North American sales organization included 15 individuals. The Company has four sales and customer support offices in North America, located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; and Cincinnati, Ohio. As of June 30, 1997, the Company's international sales organization included eleven persons covering Europe, Japan, Singapore, and South Korea. The Company has seven international sales and customer support offices located in Dortmund, Germany; Massy, France; Arezzo, Italy; Toyohashi, Japan; Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

         Some of the Company's larger manufacturing end user customers have in-house engineering departments that are comparable to a captive system integrator. These captive engineering groups can establish a corporate integrator relationship with the Company that offers benefits similar to those provided to the Company's system integrators.

         OEMs. The Company's OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM's label to other resellers and end users.

         The sale of the Company's products generally involves the delays frequently associated with large capital expenditures. The Company's net revenues depend in significant part upon the decision of a prospective customer to upgrade or expand existing manufacturing facilities or to construct new manufacturing facilities, all of which typically involve a significant capital commitment. In the event one or more large orders fails to close as forecasted for a quarter, the Company's net revenues and operating results for such quarter could be materially adversely affected.

         International sales for the fiscal years ended June 30, 1997, 1996 and 1995 were $29.6 million, $32.2 million and $24.0 million, respectively, representing 35.8%, 39.4%, and 40.6% of net revenues for the respective periods. The Company anticipates that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences.

         Marketing

         Adept's marketing organization, which consisted of 46 persons as of June 30, 1997, supports the Company's various channels in a number of ways. Product management works with end users, system integrators, corporate integrators, and the Company's sales engineers to continuously gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. A marketing programs group generates and qualifies new business through industrial trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts and advertising in industry periodicals. This marketing group is responsible for tracking customers and prospects through the Company's marketing database. The marketing group also publishes a document called the MVP catalog, which lists software and hardware components that have been certified by Adept to be compatible with the Company's product line. The Company also expends considerable effort on the development of thorough technical documentation and user manuals for the Adept product line, and views well-designed manuals as critical to simplifying the installation, programming, use and maintenance of the Company's products.

Backlog

         The Company's product backlog at June 30, 1997 was approximately $20.5 million, as compared with approximately $13.0 million at June 30, 1996. The Company includes in its backlog customer orders for products for which it has accepted signed purchase orders with assigned delivery dates within nine months in the case of sales to end users and system integrators, and one year in the case of sales to OEMs. The Company's business is characterized by short term order and shipment schedules. Because orders constituting the Company's current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty, and because the Company utilizes its backlog to balance seasonal fluctuations in its bookings, and the sales cycle has continued to shorten, the Company's backlog at any date may not be indicative of demand for the Company's products or actual net revenues for any period in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into this Annual Report on Form 10-K, including the section titled "Significant Fluctuations in Quarterly Operating Results."

Services and Support

         The Company's service and support organization, which consisted of 73 persons as of June 30, 1997, is designed to support the customer from the design of the automation line through ongoing support of the installed system. This organization included 32 application engineers/programmers as of June 30, 1997 based in a number of the Company's sales offices in the U.S., Europe and Asia. This team is experienced in applying the Company's product line to solve a wide array of application issues, and operates toll-free telephone support lines called "the Hotline" to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

         The Company also maintains a team of instructors, consisting of seven instructors as of June 30, 1997, which develops training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production.

         The Company's field service organization, which consisted of 41 persons as of June 30, 1997, is based in six service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy, Toyohashi, Japan; Seoul, South Korea and Singapore. The field-based service engineers maintain and repair Adept products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades, and preventative maintenance.

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

         The Company has devoted, and intends to devote in the future, a significant portion of its resources to research and development programs. As of June 30, 1997, the Company had 78 persons, including four temporary or contract personnel, engaged in research, development, and engineering. The Company's research, development and engineering expenses for fiscal 1997, 1996 and 1995 were approximately $9.0 million, $8.1 million and $6.6 million, respectively, and represented 10.9%, 9.9% and 11.2%, respectively, of net revenues.

         The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and enhancements that keep pace with technological developments and address the needs of its customers. The Company is currently developing a number of new products intended to further implement RDA's goal of providing easy to use intelligent automation systems to the end user.

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

         The markets in which the Company competes are characterized by rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to develop new and enhanced products and to introduce such products at competitive prices and on a timely and cost effective basis. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or in enhancing its existing products on a timely basis or at all, or that such products will achieve market acceptance. The success of the Company in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes, and effective sales, marketing and customer service. In addition, because of the complexity of the Company's products, significant delays can occur between a product's initial introduction in the market and commencement of volume production. In addition, new or existing software products or enhancements may contain errors or performance problems when first introduced, when new versions or enhancements are released, or even after such products or enhancements have been used in the marketplace for a period of time. Despite testing by the Company, such defects may be discovered only after a product has been installed and used by customers. There can be no assurance that such errors or performance problems will not be discovered in future shipments of the Company's products, resulting in expensive and time consuming design modifications or large warranty charges, damaging customer relationships and resulting in loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Manufacturing

         Adept seeks to focus its manufacturing resources on activities which enable the Company to differentiate its product line and add distinctive value. Adept's manufacturing activities include the assembly, test, and configuration of its products. The Company believes that by performing these operations it can better ensure the quality and performance of its products. The Company outsources low unit volume, low value-added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. The Company also sources some robot mechanisms. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products which are tested again prior to shipment to the customer. This strategy enables the Company to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

         The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and test. In addition, because outstanding quality and reliability over the life of the Company's products are key to customer satisfaction and customers' repeat purchases of automation products, the Company believes its quality assurance plans and organization are a key part of its business strategy. The Company's quality assurance organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing work force, and monitored to assure compliance. In addition, the Company's quality assurance organization works closely with vendors to develop instructions and to remedy quality problems if they arise.

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

         The Company could experience quality control problems with certain key components provided by sole source suppliers, and may have to design around the particular flawed item. The Company may also experience delays in filling customer orders due to the failure of certain suppliers to meet the Company's volume and schedule requirements. Certain suppliers of the Company may also cease manufacturing components which the Company requires for its products, and the Company may be required to purchase sufficient supplies for the estimated life of its product line. There can be no assurance that these or additional problems will not occur in the future with the Company's suppliers. Disruption or termination of the Company's supply sources could require the Company to pay more for components, materials or mechanical subsystems, or to seek alternative sources of supply, and could delay the Company's product shipments and damage relationships with current and prospective customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company incorrectly forecasts product mix for a particular period and the Company is unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, if demand for a product for which the Company has purchased a substantial amount of components fails to meet the Company's expectations, the Company would be required to write off the excess inventory, thereby materially adversely affecting the Company's results of operations. A prolonged inability to obtain adequate timely deliveries of key components would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's hardware products are required to comply with European Union ("EU") electrical and safety Directives and Standards in certain European countries, including France, Germany, Italy and Switzerland. EU certification mandates a rigorous examination of the Company's products by certain European agencies for adherence to a number of stringent electrical and safety requirements, and products must be designed to meet these standards. These standards can change and are subject to varying interpretation. The Company has certified that its current VME controller products and the Adept-550,
AdeptOne-MV and AdeptThree-MV and AdeptThree-XL robot products meet applicable EU Directives and Standards. The Flexible Feeder has not yet been certified in Europe, and there can be no assurance that the Company will receive such certification. In the event any of the Company's robot products or any other major hardware products were refused EU certification, the Company's European sales and its business, financial condition and results of operations could be materially adversely affected.

         The Company is subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of the Company's products. The Company believes that it is currently in compliance with all material environmental regulations in connection with its manufacturing operations, and that it has obtained all necessary environmental permits to conduct its business. Any failure by the Company to comply with present or future regulations could subject the Company to the imposition of substantial fines, suspension of production, alteration of manufacturing processes or cessation of operations, any of which could have a material adverse effect on the Company's business, financial condition, and results of operations. Compliance with such regulations could require the Company to acquire expensive remediation equipment or to incur substantial expenses. Any failure of the Company to control the use, disposal, removal, or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, financial condition, and results of operations.

Competition

         The market for intelligent automation products is highly competitive. The Company competes with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. Although to date the Company's competitors have not offered a broad range of intelligent automation products, it is possible that one or more of these competitors may in the future, through acquisitions or otherwise, offer a more comprehensive line of products which are competitive with a broader range of the Company's products or with the Company's entire product line. In addition, the Company may in the future face competition from new entrants in one or more of its markets. The principal competitive factors affecting the market for the Company's products are product functionality and reliability, customer service, price, and product features such as flexibility, programmability and ease of use. The Company believes that it competes favorably with respect to these factors. In addition, to date the Company's competitors have been unable to successfully commercialize direct drive technology, although there can be no assurance that one or more of them will not do so in the future.

         The Company's principal competitors in the U.S. robot market include U.S. subsidiaries of Japan-based Fanuc Ltd. ("Fanuc"), Seiko Instruments ("Seiko"), Yamaha Corporation ("Yamaha"), Sony Corporation ("Sony"), Sankyo Company Limited ("Sankyo"), and other Japanese robot companies. In the European robot market, the Company principally competes with Robert Bosch GmbH, which to date has sold most of its products in Germany, and with Fanuc, Seiko, Yamaha, Sony, Sankyo, and other Japanese companies. In the Japanese robot market, over a dozen robot companies compete with the Company, including Fanuc, Nippon Denso, Panasonic Company, Sankyo, Seiko, Sony, Toshiba Corporation and Yamaha. Certain of these large manufacturing companies have greater flexibility in pricing than the Company, because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. There can be no assurance that any of the Company's competitors will not seek to expand its presence in other markets in which the Company competes. In addressing the Japanese market, the Company is at a competitive disadvantage as compared to Japanese suppliers, many of who have long-standing collaborative relationships with Japanese manufacturers. Although the Company expects to continue to invest significant resources in the Japanese market in the future, there can be no assurance that the Company will be able to achieve significant sales growth in the Japanese intelligent automation market.

         The Company's principal competitors in the market for motion control systems include Allen-Bradley Co. ("Allen-Bradley"), a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, the Company faces motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, the Company's competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics Inc. In the machine vision market, the Company faces competition from Cognex Corporation, Robotic Vision Systems Inc., and Allen-Bradley.

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

Proprietary Technology and Intellectual Property

         The Company relies on a combination of patent, copyright and trade secret protection, and nondisclosure agreements to protect its proprietary rights. In the U.S. the Company holds four hardware patents and two software patents. The Company also holds one hardware patent issued in France, Germany, Great Britain, Italy and Sweden, and relies on trade secrets principles to protect its proprietary technology in real-time multi-tasking software structure, continuous path motion control and assembly of robot mechanisms. There can be no assurance, however, that patent law, copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed.

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

         The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, the Company evaluates their merits. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's products or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. Any such litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition, and results of operations. In particular, one end user of the Company's products has notified the Company that it has received a claim of patent infringement from Jerome H. Lemelson, alleging that its use of the Company's machine vision products infringe certain patents issued to Mr. Lemelson. This end user of the Company's products is currently engaged in litigation with Mr. Lemelson involving certain of these patents, and the validity, enforceability and infringement of those patents have been placed in issue. The Company has not been named in this litigation, although certain products sold by the Company, as well as products of others, were identified in connection with this litigation as part of an allegedly infringing use. Although a recent magistrate report and recommendation concluded that Mr. Lemelson's claims in such litigation should not be enforced because of laches, the federal district court more recently determined that laches is not available as a defense. The district court has also certified the decision for interlocutory appeal and stayed the litigation pending the outcome of the appeal process. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users, including the end user currently in litigation with Mr. Lemelson, have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from these matters. The Company may incur significant costs if it is required to indemnify any purchasers or users of the Company's products for damages or expenses resulting from the litigation or if Mr. Lemelson elects to seek damages directly from the Company. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1997, 1996 or 1995, there can be no assurance that any such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Employees

         At June 30, 1997, the Company had 354 full-time employees, including 100 in operations, 150 in sales and marketing, 74 in engineering, and 30 in administration. In addition, at June 30, 1997, the Company utilized the services of 30 temporary or contract personnel, including 14 in operations, 10 in sales and marketing, four in engineering and two in administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

         The Company is highly dependent upon the continuing contributions of its key management, sales, and product development personnel. In particular, the Company would be materially adversely affected if it were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors of the Company, who has provided significant leadership to the Company since its inception, or Bruce Shimano, Vice President, Research and Development and a Director of the Company, who has guided the Company's research and development programs since its inception. In addition, the loss of the services of any of the Company's senior managerial, technical or sales personnel could materially adversely affect the Company's business, financial condition, and results of operations. The Company's future success also heavily depends on its continuing ability, to attract, retain, and motivate highly qualified managerial, technical and sales personnel. Competition for qualified technical personnel in the intelligent automation industry is intense. The Company's inability to recruit and train adequate numbers of qualified personnel on a timely basis would adversely affect the Company's ability to design, manufacture, market and support its products. The Company does not have employment contracts with any of its executive officers and does not maintain key man life insurance on the lives of any of its key personnel.

ITEM 2.  PROPERTIES

         The Company's headquarters and principal research and development and manufacturing facilities are located in a 92,448 square foot leased building in San Jose, California. The lease expires in December 2000 and provides for annual lease payments of approximately $665,000 in calendar year 1997 and $1,110,000 in calendar year 1998. The Company leases an additional 10,000 square feet in an adjacent building in San Jose for its Silma division, which lease expires in April 1998. The Company also leases a 3,596 square foot facility in City of Industry, California at which the Company's software development group is based. The City of Industry lease is in the process of being renewed for an additional four year term and is subject to final negotiations and agreement. The Company also leases facilities for sales and customer training in Southbury, Connecticut; Southfield, Michigan; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy; Toyohashi, Japan; Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore. The Company anticipates seeking expanded facilities for its headquarters at the termination of its headquarters lease and expects that it may need additional facilities to accommodate its proposed expansion of operations. The Company believes that suitable additional or substitute facilities will be available as required in the future on commercially reasonable terms.

ITEM 3.           LEGAL PROCEEDINGS

         From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of the Company's business. Management has reviewed pending legal matters and, except to the extent set forth below, believes that the resolution of such matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.

         One end user of the Company's products has notified the Company that it has received a claim of patent infringement from Jerome H. Lemelson, alleging that its use of the Company's machine vision products infringe certain patents issued to Mr. Lemelson. This end user of the Company's products is currently engaged in litigation with Mr. Lemelson involving certain of these patents, and the validity, enforceability and infringement of those patents have been placed in issue. The Company has not been named in this litigation, although certain products sold by the Company, as well as products of others, were identified in connection with this litigation as part of an allegedly infringing use. Although a recent magistrate report and recommendation concluded that Mr. Lemelson's claims in such litigation should not be enforced because of laches, the federal district court more recently determined that laches is not available as a defense. The district court has also certified the decision for interlocutory appeal and stayed the litigation pending the outcome of the appeal process. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents.
Certain end users, including the end user currently in litigation with Mr. Lemelson, have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from these matters. The Company may incur significant costs if it is required to indemnify any purchasers or users of the Company's products for damages or expenses resulting from the litigation or if Mr. Lemelson elects to seek damages directly from the Company. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1997, 1996 or 1995, there can be no assurance that any such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

                  Name                          Age                                  Position
Brian R. Carlisle....................           46         Chairman of the Board of Directors and Chief
                                                           Executive Officer
Charles S. Duncheon..................           46         Senior Vice President, Marketing and Sales
Bruce E. Shimano.....................           48         Vice President, Research and Development, Secretary
                                                             and Director
Richard J. Casler, Jr................           45         Vice President, Engineering
James E. Kuhl........................           56         Vice President, Operations
Betsy A. Lange.......................           37         Vice President, Finance and Chief Financial Officer


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

         Charles S. Duncheon has served as the Company's Senior Vice President of Marketing and Sales since September 1988. From May 1984 to May 1987, he served as General Sales Manager and from May 1987 to September 1988 as Vice President of North American Sales. Prior to that time, Mr. Duncheon served in various marketing positions with Fared Robot Systems, Inc., a robot company, and in various engineering and manufacturing positions at Monsanto Corporation, an international chemicals company. Mr. Duncheon received a B.S. in industrial engineering from Purdue University and a M.B.A. from Southern Illinois University.

         Bruce E. Shimano has served as the Company's Vice President, Research and Development, and as a director since he co-founded the Company in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received a B.S., a M.S. and a Ph.D. in mechanical engineering from Stanford University.

         Richard J. Casler, Jr. has served as the Company's Vice President of Engineering since April 1993 and from October 1992 to March 1993 served as Director of Robot Interface Development. In October 1986, Mr. Casler co-founded Genesis Automation, Inc., a developer of robots and automation for the service industry, and served as its president until October 1992. From October 1981 to October 1986, Mr. Casler was manager of product development at Unimation and at Unimation's parent company, Westinghouse Electric Corporation. Mr. Casler received a B.S. and a M.S. in mechanical engineering from the Massachusetts Institute of Technology.

         James E. Kuhl has served as the Company's Vice President of Operations since November 1992. In September 1997, Mr. Kuhl announced his intention to resign as the Company's Vice President of Operations as soon as the Company employs a successor. The Company has initiated a search for a new Vice President of Operations and believes a successor will be identified and hired in late 1997 or early 1998. From July 1991 to June 1992, Mr. Kuhl was Director of Operations for PolyFlex Circuits, Inc., a manufacturer of flexible membrane printer circuits. From February 1991 to June 1991, he served as manager of mechanical engineering at Honeywell, Inc., an industrial automation company. Prior to that time, Mr. Kuhl held various manufacturing and marketing management positions in the microcomputer group of Motorola, Inc. Mr. Kuhl received a B.S. in electrical engineering from Pennsylvania State University and a M.B.A. from the University of Rochester.

         Betsy A. Lange has served as the Company's Vice President, Finance and Chief Financial Officer since July 1993. Ms. Lange joined the Company as an accounting manager in December 1987 and became its controller in May 1991. Prior to that time, Ms. Lange served in various accounting positions for five years at Avantek, Inc., a manufacturer of microwave components. Ms. Lange received a B.S. in business administration from California PolyTechnic State University (San Luis Obispo) and a M.B.A. from Santa Clara University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the section captioned "Market and Stock Price Data" contained in the Company's
1997 Annual Report to Shareholders for the fiscal year ended June 30, 1997, portions of which are filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated by reference to page 16 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated by reference to page 19 of the Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated by reference to page 25 of the Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held November 7, 1997, to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                  The  following   financial   statements  are  incorporated  by
                  reference in Item 8 of this Report:

                  Independent Auditors' Report
                  Consolidated Balance Sheets at June 30, 1997 and 1996 Consolidated Statements of Income for the years ended June 30, 1997, 1996 and 1995
                  Consolidated Statements of Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements

         (a)(2)   Financial Statement Schedules

                  II    -  Valuation and Qualifying Accounts

                  Additional  schedules  are  not  required  under  the  related schedule instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits

                  3.1(1)       Restated   Articles  of   Incorporation   of  the
                               Registrant.
                  3.2(1)       Bylaws of the Registrant, as amended to date.
                  10.1(1)      1983  Stock  Incentive   Program,   and  form  of
                               Agreement thereto.
                  10.2         1993 Stock Plan as  amended,  and form of
                               agreement thereto.
                  10.3         1995 Employee Stock Purchase Plan as amended, and
                               form of agreements thereto.
                  10.4         1995 Director Option Plan as amended,  and
                               form of agreement thereto.
                  10.5(1)      Form of  Indemnification  Agreement  between  the
                               Registrant and its officers and directors.
                  10.6.1(1)    Lease   Agreement   between  the  Registrant  and
                               Technology  Associates I dated July 18, 1986,  as
                               amended.
                  10.6.2(1)    Office  Building  Lease  between  Registrant  and
                               Puente  Hills  Business  Center  II dated May 20,
                               1993, as amended.
                  10.6.3(1)    Standard  Office  Lease  -  Gross  between  SILMA
                               Incorporated  and South  Bay/Copley Joint Venture
                               dated November 11, 1992.
                  10.6.4       Fifth  Amendment to Lease between  Registrant and
                               Metropolitan  Life Insurance  Company dated as of
                               December 5, 1996.
                  10.7(1)      Loan  Payoff  Plan dated  August 3, 1993  between
                               Registrant and Charles Duncheon.
                  11.1         Statement  regarding  computation  of  per  share
                               earnings.
                  13.1         Portions  of   Registrant's   Annual   Report  to
                               Shareholders  for the fiscal  year ended June 30,
                               1997.
                  22.1(1)      Subsidiaries of the Registrant.
                  23.1         Consent of Ernst & Young LLP.
                  24.1         Power of Attorney (See Page 28).
                  27.1         Financial Data Schedule.

------------------

1        Incorporated   by  reference  to  exhibits   filed  with   Registrant's
         Registration Statement on Form S- 1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

         (c)      Exhibits. See Item 14(a)(3) above.

         (d)      Financial Statement Schedules.  See Item 14(a)(2) above.

         SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADEPT TECHNOLOGY, INC.


                             By:    /s/ Brian R. Carlisle
                                    --------------------------------------------
                                    Brian R. Carlisle
                                    Chairman of the Board of Directors and Chief
                                    Executive Officer


Date:  September 26, 1997

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


                Signature                                         Title                              Date
/s/ Brian R. Carlisle                       Chairman of the Board of Directors and Chief       September 26, 1997
---------------------------------------     Executive Officer (Principal Executive Officer)
(Brian R. Carlisle)



/s/ Besty A. Lange                          Vice President, Finance and Chief Financial        September 26, 1997
---------------------------------------     Officer (Principal Financial and Accounting
(Betsy A. Lange)                            Officer)



/s/ Bruce E. Shimano                        Vice President, Research and Development,          September 26, 1997
---------------------------------------     Secretary and Director
(Bruce E. Shimano)



/s/ Michael P. Kelly                        Director                                           September 26, 1997
---------------------------------------
(Michael P. Kelly)



/s/ Cary R. Mock                            Director                                           September 26, 1997
---------------------------------------
(Cary R. Mock)



/s/ John E. Pomeroy                         Director                                           September 26, 1997
---------------------------------------
(John E. Pomeroy)