Form 10-Q
period 1997-09-27
ADEPT TECHNOLOGY INC
filed 1997-11-12
CIK 865415

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 27, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


            California                                  94-2900635
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


       150 Rose Orchard Way
       San Jose, California                              95134
---------------------------------           ------------------------------------
(Address of Principal executive offices)             (Zip Code)

                                 (408) 432-0888
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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


The number of shares of the Registrant's common stock outstanding as of September 27, 1997 was 8,280,785.



--------------------------------------------------------------------------------




                                              ADEPT TECHNOLOGY, INC.

                                                      INDEX




                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  September 27, 1997 and June 30, 1997........................................................    3


                Condensed Consolidated Statements of Income
                  Three months ended September 27, 1997 and September 28, 1996................................    4


                Condensed Consolidated Statements of Cash Flows
                  Three months ended September 27, 1997 and September 28, 1996................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9



PART II - OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders ............................................   15


    Item 6.   Exhibits and Reports on Form 8-K................................................................   15

              Signatures......................................................................................   16

              Index to Exhibits...............................................................................   17

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                  September 27,            June 30,
                                                                                      1997                   1997      (1)
                                                                                 ---------------         --------------
                                                                                  (unaudited)              (audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $       17,238         $       11,101
   Short term investments                                                                 4,912                  7,366
   Accounts receivable, less allowance for doubtful accounts of
      $465 at September 27, 1997 and $449 at June 30, 1997                               20,738                 17,250
   Inventories                                                                           12,725                 13,096
   Deferred tax assets and prepaid expenses                                               2,588                  2,517
                                                                                 ---------------         --------------
         Total current assets                                                            58,201                 51,330

Property and equipment at cost                                                           19,001                 18,412
   Less accumulated depreciation and amortization                                        13,735                 13,184
                                                                                 ---------------         --------------
      Net property and equipment                                                          5,266                  5,228

Long term investments                                                                         -                  1,000

Intangible assets related to acquisition of SILMA Incorporated, net of
      accumulated amortization of $712 and $642 at  September 27, 1997                      621                    774
      and June 30, 1997, respectively
Other assets                                                                                732                  1,161
                                                                                 ---------------         --------------
         Total assets                                                            $       64,820         $       59,493
                                                                                 ===============         ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $        6,557          $       3,927
   Other accrued liabilities                                                              9,573                  8,445
   Current portion of obligations under capital leases                                       15                     27
                                                                                 ---------------         --------------
         Total current liabilities                                                       16,145                 12,399

Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding                                    -                      -
   Common stock, no par value:
      25,000 shares authorized; 8,281 and 8,240 issued and outstanding
         at September 27, 1997 and June 30, 1997, respectively                           47,095                 46,897
   Retained earnings                                                                      1,580                    197
                                                                                 ---------------         --------------
         Total shareholders' equity                                                      48,675                 47,094
                                                                                 ---------------         --------------
         Total liabilities and shareholders' equity                               $      64,820          $      59,493
                                                                                 ===============         ==============


(1)     Amount derived from the Company's audited financial statements for the year ended June 30, 1997

                         See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                      (in thousands, except per share data)


                                                                                  Three months ended
                                                                         --------------------------------------
                                                                         September 27,           September 28,
                                                                              1997                   1996
                                                                         ---------------         --------------

Net revenues                                                             $       25,982          $      18,437
Cost of revenues                                                                 14,971                 11,059
                                                                         ---------------         --------------
Gross margin                                                                     11,011                  7,378

Operating expenses:
      Research, development and engineering                                       2,382                  1,976
      Selling, general and administrative                                         6,579                  5,152
                                                                         ---------------         --------------
Total operating expenses                                                          8,961                  7,128
                                                                         ---------------         --------------

Operating income                                                                  2,050                    250
Interest income, net                                                                256                    134
                                                                         ---------------         --------------
Income before provision for income taxes                                          2,306                    384

Provision for income taxes                                                          923                    138
                                                                         ---------------         --------------

                                                                         $        1,383         $          246
                                                                         ===============         ==============

Net income per share                                                     $          .16         $          .03
                                                                         ===============         ==============

Shares used in computing net income per share                                     8,829                  8,370
                                                                         ===============         ==============

     See accompanying notes to condensed consolidated financial statements.


                            ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                  (unaudited)
                                 (in thousands)


                                                                                         Three months ended
                                                                                -------------------------------------
                                                                                September 27,          September 28,
                                                                                    1997                   1996
                                                                                --------------         --------------
Operating activities
   Net income                                                                   $       1,383          $         246
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                                       719                    654
      (Gain)/ loss on disposal of property and equipment                                   95                      -
      Tax benefit from stock plans                                                         53                     73
      Changes in operating assets and liabilities:
         Accounts receivable                                                           (3,488)                 1,592
         Inventories                                                                      307                   (300)
         Deferred tax assets and prepaid expenses                                         (71)                  (935)
         Other assets                                                                     429                    (52)
         Accounts payable                                                               2,630                   (319)
         Accrued liabilities                                                            1,208                    817
                                                                                --------------         --------------
      Total adjustments                                                                 1,882                  1,530
                                                                                --------------         --------------
   Net cash provided by operating activities                                            3,265                  1,776
                                                                                --------------         --------------

Investing activities
   Purchase of property and equipment, net                                               (730)                  (763)
   Proceeds from sale of property and equipment                                            15                      -
   Proceeds from sale of long term available for sale investments                       1,000                      -
   Purchases of short term available for sale                                          (4,012)                (2,000)
   Proceeds from sale of short term available forsale investments                       6,466                  1,000
                                                                                --------------         --------------
   Net cash provided by (used in) investing activities                                  2,739                 (1,763)
                                                                                --------------         --------------

Financing activities
   Principal payment for capital lease obligations                                        (12)                   (35)
   Proceeds from employee stock incentive program                                         145                    125
                                                                                --------------         --------------
   Net cash provided by financing activities                                              133                     90
                                                                                --------------         --------------

Increase in cash and cash equivalents                                                   6,137                    103
Cash and cash equivalents, beginning of period                                         11,101                  8,075
                                                                                --------------         --------------
Cash and cash equivalents, end of period                                        $      17,238          $       8,178
                                                                                ==============         ==============


Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax             $          68          $         110

Cash paid during the period for:
     Interest                                                                   $           5          $           3

     Taxes                                                                      $         616          $          67

                         See accompanying notes to condensed consolidated financial statements.

                                       5

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


1.   General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1997 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 26, 1997. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 1998 or for any other future period.


2.   Financial Instruments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and twelve months, money market auction rate preferred stock and auction rate notes with maturities of twelve months or less. Long-term investments consist of U.S. government agency securities with maturities exceeding twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

         At September 27 and June 30, 1997, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1997 and the three months ended September 27, 1997, realized and unrealized gains and losses on available for sale investments were not material.


3.   Inventories

         Inventories are summarized as follows:
                                                 September 27,        June 30,
                                                     1997               1997
                                                     ----               ----

                  Raw materials                    $   6,233         $   6,323
                  Work-in-process                      3,760             3,509
                  Finished goods                       2,732             3,264
                                                   ---------         ---------

                                                   $  12,725         $  13,096
                                                   =========         =========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


4.   Property and Equipment

         Cost of property and equipment is summarized as follows:

                                                    September 27,     June 30,
                                                        1997            1997
                                                      ---------      ---------
                  Machinery and equipment             $  11,137      $  11,008
                  Computer equipment                      5,688          5,211
                  Office furniture and equipment          2,176          2,193
                                                      ---------      ---------
                                                      $  19,001      $  18,412
                                                      =========      =========


5.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

6.   Net Income per Share

         Net income per share is computed using the weighted average number of shares of common stock and dilutive common equivalent shares from stock options (using the treasury stock method). (See also Note 7)


7.   Accounting Pronouncement

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirement for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 in primary earnings per share for the three months ended September 27, 1997, and no change in net income per share for the three months ended September 28, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


8.   Stock Compensation

         The Company expects to incur a charge of approximately $800,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This one-time, non-cash charge will represent the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares to the ESPP on October 31, 1997.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                 (in thousands)


9.   Contingencies

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


10.  Reclassification

         Certain amounts presented in the financial statements for fiscal 1997 have been reclassified to conform to the presentation for fiscal 1998.

                             ADEPT TECHNOLOGY, INC.



ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS



Special Note Regarding Forward-Looking Statements

Certain statements in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: the potential fluctuations in the Company's quarterly and annual results of operations; the cyclicality of capital spending of the Company's customers; the Company's dependence on the continued growth of the intelligent automation market; the risks associated with sole or single sources of supply and lengthy procurement lead times; the Company's highly competitive industry; rapid technological change within the Company's industry; the lengthy sales cycles for the Company's products; the risks associated with reliance on system integrators; the risks associated with international sales and purchases; the risks associated with potential acquisitions and the need to manage growth; the risks associated with new product development and the need to manage product transitions, including any difficulties or delays in the development, production, testing and marketing of the Company's new products under development; the Company's dependence on retention and attraction of key employees; the risks associated with product defects; the Company's dependence on third-party relationships; the uncertainty of patent and proprietary technology protection and third party intellectual property claims; changes in, or failure or inability to comply with, government regulations; general economic and business conditions; the failure of any new products to be accepted in the marketplace; decreased investment in robotics generally, and in the Company's intelligent automation products particularly, as a result of general or specific economic conditions or conditions affecting any of the Company's primary markets; decreased acceptance of the Company's current products in the marketplace; and the other factors referenced in this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, in particular the section titled "Significant Fluctuations in Operating Results".



OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules and vision-based flexible part feeders. In addition, the Company recently introduced a new line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines, developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions, and the Company has expanded its channel of system integrators. The Company has also expanded its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues, and international sales comprise a significant portion of the Company's revenues.

                             ADEPT TECHNOLOGY, INC.


The Company sells its products through system integrators, its direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to the Company's products, thereby enabling the Company to provide solutions to a diversified industry base, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. Net revenues have increased in each of the Company's last three fiscal years; however, there can be no assurance that the Company's net revenues will continue to grow or that the Company will be profitable in future periods. Accordingly, the Company's historical results of operations should not be relied upon as an indication of future performance.



Results of Operations

Three Month Periods Ended September 27, 1997 and September 28, 1996

Net revenues. The Company's net revenues increased by 40.9% to $26.0 million for the three months ended September 27, 1997 from $18.4 million for the three months ended September 28, 1996. The growth in net revenues was primarily due to increased product sales, including robot and motion controller sales, particularly in the European markets, and to a lesser extent, to increased service and upgrade revenues, including revenues from the Company's recently formed Rapid Deployment Automation (RDA) Services group which provides engineering contract services. In the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in lower than expected net revenue for the three months ended September 28, 1996. In the event product bookings and net revenues for any quarter are insufficient to compensate for the lower product bookings in a prior quarter, the Company's result of operations for that quarter and future quarters could be materially adversely affected.

International sales, including sales to Canada, were $10.2 million or approximately 39.3% of net revenues for the three months ended September 27, 1997 as compared with $6.6 million or 35.7% of net revenues for three months ended September 28, 1996.


Gross margin. Gross margin percentage was 42.4% for the three months ended September 27, 1997 and 40.0% for the three months ended September 28, 1996. The increase in gross margin was primarily attributable to the higher service and upgrade revenues and higher sales of robot products, and to a lesser extent, to the higher motion controller sales. The Company expects that it will continue to experience quarterly fluctuations in gross margin percentage due to changes in its sales and product mix.


Research, Development and Engineering. Research, development and engineering expenses increased by 20.6% to $2.4 million for the three months ended September 27, 1997 from $2.0 million for the three months ended September 28, 1996. The increase was primarily due to increases in information system related expenses and project material spending, and a lower level of third party development funding. Research, development and engineering expenses for the three months ended September 27, 1997 were partially offset by $165,000 of third party development funding as compared with $227,000 of third party development funding for the three months ended September 28, 1996. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1998. There can be no assurance that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time.

                             ADEPT TECHNOLOGY, INC.

As a percentage of net revenues, research, development and engineering expenses decreased to 9.2% for the three months ended September 27, 1997 from 10.7% in the three months ended September 28, 1996. Research, development and engineering expenses as a percentage of net revenues decreased due to the relative growth in the level of net revenues in the three months ended September 27, 1997 as compared to the same period in the prior year.


Selling, General and Administrative. Selling, general and administrative expenses increased 27.7% to $6.6 million or 25.3% of net revenues for the three months ended September 27, 1997, as compared with $5.2 million or 27.9% of net revenues for the three months ended September 28, 1996. This increased level of spending was primarily attributable to increased headcount and compensation related expenses, including an employee incentive bonus plan accrual, and to a lesser extent, to higher travel expenses and bad debt provisions for doubtful accounts receivable. The decline in selling, general and administrative expenses as a percentage of total revenue in the three months ended September 27, 1997 as compared to the same period in the prior year was due to the growth in total revenues that outpaced growth in the in selling, general and administrative expenses. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate.


Interest Income, Net. Interest income, net for the three months ended September 27, 1997 was $256,000, compared to $134,000 for the three months ended September 28, 1996. The increase was due to higher levels of invested funds.


Provision for Income Taxes. The Company's effective tax rate for the three months ended September 27, 1997 was 40%, as compared with 36% for the three months ended September 28, 1996. The Company's tax rate differs from the statutory income tax rate primarily due to the benefit of federal and state tax credits.


Derivative Financial Instruments. The Company makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Current exchange rate fluctuations are not expected to result in material unfavorable foreign exchange transactions included in cost of revenues.

                             ADEPT TECHNOLOGY, INC.


Significant Fluctuations in Operating Results

The Company's operating results have historically been, and will continue to be, subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically and internationally or in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, failure to introduce new products on a timely basis, failure to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by distribution channel, changes in the spending patterns of the Company's customers, and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems sourced from third parties, and higher margin software products. The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a period, due for example to delays in product development or delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular period are below expected levels, the Company's business, financial condition and results of operations for such period could be materially adversely affected. In addition, while in some years revenue from international sales has helped buffer the Company against slowdowns in U.S. capital spending, in other years the higher costs associated with international sales, combined with downturns in international markets, have adversely affected the Company's results of operations. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

The Company has experienced and is expected to continue to experience seasonality in product bookings. The Company has typically had higher bookings for its products during the June quarter of each year and lower bookings during the September quarter of each year, due primarily to the slowdown in sales to European markets. The Company has generally been able to maintain revenue levels during the September quarter by utilizing backlog from the June quarter. In the event bookings for the Company's products in the June quarter are lower than anticipated and the Company's backlog at the end of the June quarter is insufficient to compensate for lower bookings in the September quarter, the Company's results of operations for the September quarter and future quarters could be materially adversely affected. In fact, in the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in decreased net revenues for the September quarter of fiscal 1997. In contrast however, entering into fiscal 1998, the Company's backlog was up significantly from where it began the prior year. In the event product bookings and net revenues for any quarter are insufficient to compensate for the lower product bookings in a prior quarter, the Company's results of operations for that quarter and future quarters could be materially adversely affected.

                             ADEPT TECHNOLOGY, INC.

In addition, a significant percentage of the Company's product shipments occur in the last month of each quarter. Historically this has been due to a lack of component availability from sole or single source suppliers or, with respect to components with long procurement lead times, due to inaccurate forecasting of the level of demand for the Company's products or of the product mix for a particular quarter. The Company has therefore from time to time been required to utilize components and other materials for current shipments which were scheduled to be incorporated into products to be shipped in subsequent periods. If the Company were unable to obtain additional components or mechanical subsystems to meet increased demand for its products, or to meet demand for a product mix which differed from the forecasted product mix, or if for any reason the Company failed to ship sufficient product prior to the end of the quarter, the Company's business, financial condition and results of operations could be materially adversely affected.


Liquidity and Capital Resources

As of September 27, 1997, the Company had working capital of approximately $42.1 million, including $17.2 million in cash and cash equivalents and $4.9 million in short term investments.

The Company's cash requirements during the three months ended September 27, 1997 were met primarily through cash provided by operations and investing activities and to a lesser extent, to financing activities. Cash, cash equivalents and investments increased $2.7 million from June 30, 1997 primarily as a result of $3.3 million of cash generated from operating activities, offset by $700,000 of capital expenditures.

Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, and increased accounts payable and accrued liabilities, offset by higher accounts receivable arising from increased revenue. Financing activities consisted mainly of proceeds from employee stock incentive plans.

The Company currently anticipates capital expenditures of approximately $3.8 million during fiscal 1998, including approximately $1.1 million for test fixtures, tooling and other factory investments, approximately $1.0 million for MIS equipment and approximately $1.7 million for laboratory and other equipment.

The Company believes that the existing cash and cash equivalent balances as well as short term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirement for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $0.01 in primary earnings per share for the three months ended September 27, 1997, and no change in net income per share for the three months ended September 28, 1996. The impact of SFAS 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                             ADEPT TECHNOLOGY, INC.


Stock Compensation

The Company expects to incur a charge of approximately $800,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force No. 97-12, "Accounting for Increased Share Authorizations in an IRS
Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This one-time, non-cash charge will represent the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares to the ESPP on October 31, 1997.

                             ADEPT TECHNOLOGY, INC.



PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders on October 31, 1997, the shareholders approved the following actions:

         a) Election of five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified

              Brian R. Carlisle:         For:  6,642,190         Against:    Nil        Abstain:  383,924
              Bruce E. Shimano:          For:  6,642,190         Against:    Nil        Abstain:  383,924
              Michael P. Kelly:          For:  6,641,540         Against:    Nil        Abstain:  384,574
              Cary R. Mock:              For:  6,642,190         Against:    Nil        Abstain:  383,924
              John E. Pomeroy:           For:  6,642,190         Against:    Nil        Abstain:  383,924

         b) Amendment of 1995 Employee Stock Purchase Plan to increase the number of shares available for issuance thereunder by 500,000 shares.

                For:  5,150,735        Against:  312,077         Abstain: 27,819

         c) Amendment of 1993 Stock Plan to (i) approve the amendment of the 1993 Stock Plan to increase the number of shares reserved for issuance thereunder by 1,000,000 shares and (ii) to approve the material terms of the Stock Plan, including but not limited to, limitations on the number of options that may be granted to participants in any fiscal year.

                 For:  2,821,213        Against:  1,225,814      Abstain: 58,507

         d)   Ratification   of  the   appointment  of  Ernst  &  Young  LLP  as
              independent auditors for the Company for the fiscal year ending June 30, 1998.

                 For:  7,002,184       Against:   16,536         Abstain:  7,394



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)   The  Exhibits  listed  on  the  accompanying   index   immediately
              following the signature page are filed as part of this report.

         b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 27, 1997.

                             ADEPT TECHNOLOGY, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    ADEPT TECHNOLOGY, INC.






Date:    November 12, 1997          By:      /s/ Brian R. Carlisle
                                             ---------------------
                                             Brian R. Carlisle
                                             Chairman of the Board and Chief
                                             Executive Officer






Date:    November 12, 1997          By:      /s/ Betsy A. Lange
                                             ------------------
                                             Betsy A. Lange
                                             Vice President of Finance and Chief
                                             Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
              EXHIBITS                                                      PAGE
--------------------------------------------------------------------------------



11.1          Statement of Computation of Net Income Per Share.               18

27.1          Financial Data Schedule.                                        19