Form 10-Q
period 1997-12-27
ADEPT TECHNOLOGY INC
filed 1998-02-10
CIK 865415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 27, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                          Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


                 California                              94-2900635
  ---------------------------------------   ------------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


            150 Rose Orchard Way
            San Jose, California                            95134
  ---------------------------------------   ------------------------------------
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

The number of shares of the Registrant's common stock outstanding as of December 27, 1997 was 8,445,340.


--------------------------------------------------------------------------------


                             ADEPT TECHNOLOGY, INC.

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  December 27, 1997 and June 30, 1997.........................................................    3

                Condensed Consolidated Statements of Income
                  Three and six month periods ended December 27, 1997 and December 28, 1996...................    4

                Condensed Consolidated Statements of Cash Flows
                  Three and six month periods ended December 27, 1997 and December 28, 1996...................    5

                Notes to Condensed Consolidated Financial Statements..........................................    6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   14

              Signatures......................................................................................   15

              Index to Exhibits...............................................................................   16

                             ADEPT TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        December 27,   June 30,
                                                                           1997          1997  (1)
                                                                          -------      -------
                                                                        (unaudited)
ASSETS

Current assets:
        Cash and cash equivalents                                         $18,124      $11,101
        Short term investments                                              4,449        7,366
        Accounts receivable, less allowance for doubtful accounts of
                $499 at December 27, 1997 and $449 at June 30, 1997        20,235       17,250
        Inventories                                                        14,419       13,096
        Deferred tax assets and prepaid expenses                            3,326        2,517
                                                                          -------      -------

                        Total current assets                               60,553       51,330

Property and equipment at cost                                             20,418       18,412
        Less accumulated depreciation and amortization                     14,408       13,184
                                                                          -------      -------
                Net property and equipment                                  6,010        5,228

Long term investments                                                        --          1,000

Intangible assets related to acquisition of SILMA Incorporated, net of
                accumulated amortization of $781 at December 27, 1997         552          774
                and $642 at June 30, 1997
Other assets                                                                  789        1,161
                                                                          -------      -------
                        Total assets                                      $67,904      $59,493
                                                                          =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
        Accounts payable                                                  $ 7,974      $ 3,927
        Other accrued liabilities                                           8,617        8,445
        Current portion of obligations under capital leases                     6           27
                                                                          -------      -------
                        Total current liabilities                          16,597       12,399

Commitments and contingencies
Shareholders' equity:
        Preferred stock, no par value:
                5,000   shares  authorized,  none issued and outstanding      --           --

        Common stock, no par value:
                25,000  shares authorized; 8,445 issued and outstanding
                        at December 27, 1997 and 8,240 at June 30, 1997    48,570       46,897

        Retained earnings                                                   2,737          197
                                                                          -------      -------
                        Total shareholders' equity                         51,307       47,094
                                                                          -------      -------
                        Total liabilities and shareholders' equity        $67,904      $59,493
                                                                          =======      =======

(1) Amount derived from the Company's audited financial statements for the year ended June 30, 1997

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                           Three months ended           Six months ended
                                                      --------------------------   --------------------------
                                                      December 27,   December 28,  December 27,  December 28,
                                                         1997           1996           1997           1996
                                                        -------        -------        -------        -------

Net revenues                                            $26,464        $18,887        $52,446        $37,324
Cost of revenues                                         14,945         11,239         29,916         22,298
                                                        -------        -------        -------        -------
Gross margin                                             11,519          7,648         22,530         15,026
Operating expenses:
        Research, development and engineering             2,647          2,054          5,029          4,030
        Selling, general and administrative               6,499          5,328         13,078         10,480
        Nonrecurring compensation charge                    675            --             675            --
                                                        -------        -------        -------        -------
Total operating expenses                                  9,821          7,382         18,782         14,510
                                                        -------        -------        -------        -------

Operating income                                          1,698            266          3,748            516

Interest income, net                                        230            163            486            297
                                                        -------        -------        -------        -------

Income before provision for income taxes                  1,928            429          4,234            813

Provision for income taxes                                  771            155          1,694            293
                                                        -------        -------        -------        -------

Net income                                              $ 1,157        $   274        $ 2,540        $   520
                                                        =======        =======        =======        =======


Net income per share                                    $   .14        $   .03        $   .31        $   .07
                                                        =======        =======        =======        =======

Net income per share - assuming dilution                $   .13        $   .03        $   .29        $   .06
                                                        =======        =======        =======        =======


Shares used in computing basic net income per share       8,375          8,039          8,320          7,984
                                                        =======        =======        =======        =======

Shares used in computing diluted net income per share     8,961          8,393          8,895          8,382
                                                        =======        =======        =======        =======

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)
                                                                             Six months ended
                                                                         -------------------------
                                                                         December 27, December 28,
                                                                            1997          1996
                                                                          --------      --------
Operating activities
        Net income                                                        $  2,540      $    520
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                Depreciation and amortization                                1,471         1,327
                Loss on disposal of property and equipment                      96            34
                Tax benefit from stock plans                                    53            73
                Nonrecurring compensation charge                               675
                Changes in operating assets and liabilities:
                        Accounts receivable                                 (2,985)        3,327
                        Inventories                                         (1,622)          645
                        Deferred tax assets and prepaid expenses              (809)         (442)
                        Other assets                                           372           (51)
                        Accounts payable                                     4,047        (1,553)
                        Other accrued liabilities                              231           (66)
                                                                          --------      --------
                Total adjustments                                            1,529         3,294
                                                                          --------      --------
        Net cash provided by operating activities                            4,069         3,814
                                                                          --------      --------

Investing activities
        Purchase of property and equipment, net                             (1,931)       (1,145)
        Proceeds from sale of property and equipment                            44
        Proceeds from sale of long term available for sale investments       1,000
        Purchases of short term available for sale investments              (7,012)      (11,771)
        Proceeds from sale of short term available for sale investments      9,929         5,900
                                                                          --------      --------
        Net cash provided by (used in) investing activities                  2,030        (7,016)
                                                                          --------      --------

Financing activities
        Principal payment for capital lease obligations                        (21)          (54)
        Proceeds from employee stock incentive program
                and employee stock purchase plan                               945           779
                                                                          --------      --------
        Net cash provided by financing activities                              924           725
                                                                          --------      --------

Increase (decrease) in cash and cash equivalents                             7,023        (2,477)

Cash and cash equivalents, beginning of period                              11,101         8,075
                                                                          --------      --------
Cash and cash equivalents, end of period                                  $ 18,124      $  5,598
                                                                          ========      ========


Supplemental disclosure of noncash activities:
        Inventory capitalized into property, equipment and related tax    $    324      $    369

Cash paid during the period for:
        Interest                                                          $      9      $      9
        Taxes                                                             $  3,022      $    230


     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



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


2.   Financial Instruments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and twelve months, market auction rate preferred stock and auction rate notes with maturities of twelve months or less. Long-term investments consist of U.S. government agency securities with maturities exceeding twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

         At December 27 and June 30, 1997, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1997 and the six months ended December 27, 1997, realized and unrealized gains and losses on available for sale investments were not material.


3.   Inventories

         Inventories are summarized as follows:

                                            December 27,         June 30,
                                               1997                1997
                                             ---------          ---------

                  Raw materials              $   7,563          $   6,323
                  Work-in-process                4,215              3,509
                  Finished goods                 2,641              3,264
                                             ---------          ---------

                                             $  14,419          $  13,096
                                             =========          =========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



4.   Property and Equipment

         Cost of property and equipment is summarized as follows:

                                                   December 27,     June 30,
                                                      1997           1997
                                                    ---------     ---------

                  Machinery and equipment           $  11,672     $  11,008
                  Computer equipment                    6,467         5,211
                  Office furniture and equipment        2,279         2,193
                                                    ---------     ---------
                                                    $  20,418     $  18,412
                                                    =========     =========

5.   Stock Compensation

         The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's annual meeting of shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997.


6.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

7.   Net Income per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously recorded fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirement.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)


         The  following  table sets forth the  computation  of basic and diluted earnings per share:
                                                     Three months ended        Six months ended
                                                  ------------------------- -------------------------

                                                  December 27, December 28, December 27, December 28,
                                                     1997         1996         1997        1996
                                                    ------       ------       ------       ------

Numerator:
      Net income                                    $1,157       $  274       $2,540       $  520
                                                    ------       ------       ------       ------

      For basic and diluted earnings per share
         -income available to common stockholders   $1,157       $  274       $2,540       $  520
                                                    ======        ======       ======       ======



Denominator:
      For basic earnings per share
         - weighted average shares                   8,375        8,039        8,320        7,984

      Effect of dilutive securities
         - employee stock options                      586          354          575          398
                                                    ------       ------       ------       ------
      For diluted earnings per share
         - adjusted weighted average shares and
          assumed conversion                         8,961        8,393        8,895        8,382
                                                    ======       ======       ======       ======

8.   Contingencies

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


9.   Reclassification

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



OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines, developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions, and the Company has expanded its channel of system integrators. The Company has also expanded its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues, and international sales comprise a significant portion of the Company's revenues.

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



Results of Operations

Three Month and Six Month Periods Ended December 27, 1997 and December 28, 1996

Net revenues. The Company's net revenues increased by 40.1% to $26.5 million for the three months ended December 27, 1997 from $18.9 million for the three months ended December 28, 1996. The Company's net revenues increased by 40.5% to $52.5 million for the six months ended December 27, 1997 from $37.3 million for the six months ended December 28, 1996. The growth in net revenues for the three and six months ended December 27, 1997 was primarily due to increased product sales, including robot and motion controller sales, and to a lesser extent, to increased service and upgrade revenues, including revenues from the Company's recently formed Rapid Deployment Automation (RDA) Services group which provides engineering contract services.

International sales, including sales to Canada, were $10.1 million or approximately 38.3% of net revenues for the three months ended December 27, 1997 as compared with $7.5 million or 39.7% of net revenues for three months ended December 28, 1996. International sales, including sales to Canada, were $20.4 million or approximately 38.9% of net revenues for the six months ended December 27, 1997 as compared with $14.1 million or 37.7% of net revenues for six months ended December 28, 1996.

Gross margin. Gross margin percentage was 43.5% for the three months ended December 27, 1997 compared to 40.5% for the three months ended December 28, 1996. Gross margin percentage was 43.0% for the six months ended December 27, 1997 compared to 40.3% for the three months ended December 28, 1996. The increase in gross margin for the three and six months ended December 27,1997 was attributable primarily to increased sales of higher margin products, including mechanism systems, motion controllers, and to a lesser extent, to increased service and upgrade revenues, including the Company's new RDA engineering contract services. In addition, the Company experienced a decrease in sales to the computer disk-drive industry, which are generally at lower margins. The Company anticipates that sales to the disk-drive industry may continue to be weak in the near term. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix.


Research, Development and Engineering. Research, development and engineering expenses increased by 28.9% to $2.6 million for the three months ended December 27, 1997 from $2.1 million for the three months ended December 28, 1996. Research, development and engineering expenses increased by 24.8% to $5.0 million for the six months ended December 27, 1997 from $4.0 million for the six months ended December 28, 1996. The increase in both the three and six month periods was primarily due to increases in compensation related expenses, information system related expenses and a lower level of third party development funding, and to a lesser extent, to increases in project material spending. Research, development and engineering expenses for the three months ended December 27, 1997 were partially offset by $161,000 of third party development funding as compared with $285,000 of third party development funding for the three months ended December 28, 1996. Research, development and engineering expenses for the six months ended December 27, 1997 were partially offset by

                             ADEPT TECHNOLOGY, INC.

$325,000 of third party development funding as compared with $512,000 of third party development funding for the six months ended December 28, 1996. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1998. There can be no assurance, however, that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time.

As a percentage of net revenues, research, development and engineering expenses decreased to 10.0% for the three months ended December 27, 1997 from 10.9% for the three months ended December 28, 1996. As a percentage of net revenues, research, development and engineering expenses decreased to 9.6% for the six months ended December 27, 1997 from 10.8% for the six months ended December 28, 1996. Research, development and engineering expenses as a percentage of net revenues decreased due to the relative growth in the level of net revenues in the three and six months ended December 27, 1997 as compared to the same periods in the prior year.


Selling, General and Administrative. Selling, general and administrative expenses increased 22.0% to $6.5 million or 24.6% of net revenues for the three months ended December 27, 1997, as compared with $5.3 million or 28.2% of net revenues for the three months ended December 28, 1996. Selling, general and administrative expenses increased 24.8% to $13.1 million or 24.9% of net revenues for the six months ended December 27, 1997, as compared with $10.5 million or 28.1% of net revenues for the six months ended December 28, 1996. The increased level of spending for both the three and six months ended December 27, 1997 was primarily attributable to increased headcount and compensation related expenses, including an employee incentive bonus plan accrual, and to a lesser extent, to higher travel expenses and bad debt provisions for doubtful accounts receivable. The decline in selling, general and administrative expenses as a percentage of total revenue in the three and six month periods ended December 27, 1997 as compared to the same periods in the prior year was due to the growth in total revenues. The Company expects that selling, general and administrative expenses will continue to increase in absolute dollars in future periods, although as a percentage of net revenues, selling, general and administrative expenses may fluctuate.


Compensation charge. The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997.


Interest Income, Net. Interest income, net for the three months ended December 27, 1997 was $230,000, compared to $163,000 for the three months ended December 28, 1996. Interest income, net for the six months ended December 27, 1997 was $486,000, compared to $297,000 for the six months ended December 28, 1996. The increase in net interest income was due to increased cash levels generated primarily from operating activities.


Provision for Income Taxes. The Company's effective tax rate for the three and six month periods ended December 27, 1997 was 40%, as compared with 36% for the three and six month periods ended December 28, 1996. The Company's tax rate differs from the statutory income tax rate primarily due to the benefit of federal and state tax credits.

                             ADEPT TECHNOLOGY, INC.


Derivative Financial Instruments. The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. The Company generally does not hedge its exposure to foreign currency exchange risk on local operational expenses and revenues. Although the Company believes that unhedged risk associated with foreign currency fluctuations for those transactions have not been material to date, there can be no assurance that such risk will not become material in the future or that the Company will not incur foreign exchange transaction losses which will have an adverse effect on the Company's results of operations. The Company makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Current exchange rate fluctuations are not expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, the Company manages the currency risk associated with the yen-denominated purchases using forward rate currency contracts.



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

                             ADEPT TECHNOLOGY, INC.

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


Liquidity and Capital Resources

As of December 27, 1997, the Company had working capital of approximately $44.0 million, including $18.1 million in cash and cash equivalents and $4.4 million in short term investments.

The Company's cash requirements during the six months ended December 27, 1997 were met primarily through cash provided by operations and investing activities, and to a lesser extent, to financing activities. Cash, cash equivalents and investments increased $3.1 million from June 30, 1997, primarily as a result of $4.1 million of cash generated from operating activities, $924,000 from financing activities, offset by $1.9 million of capital expenditures.

Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, the nonrecurring compensation charge, increased accounts payable, offset by higher accounts receivable arising from increased revenue, and higher inventory levels. Financing activities consisted mainly of proceeds from employee stock incentive purchase plans.

The Company currently anticipates capital expenditures of approximately $3.8 million during fiscal 1998, including approximately $1.1 million for test fixtures, tooling and other factory investments, approximately $1.0 million for MIS equipment and approximately $1.7 million for laboratory and other equipment. Included in the MIS expenditures are costs associated with an enterprise resource planning software system which is intended in part to address issues concerning Year 2000 compliance with the Company's internal MIS systems. This system, if successfully implemented, is expected to make the Company compliant in regards to Year 2000 for its internal MIS systems.

The Company believes that the existing cash and cash equivalent balances as well as short term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


New Accounting Pronouncement

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously recorded fully diluted earnings per share. All earnings per share amounts for all periods have been restated to conform to the Statement 128 requirement.

                             ADEPT TECHNOLOGY, INC.

PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)   The  Exhibits  listed  on  the  accompanying   index   immediately
              following the signature page are filed as part of this report.

         b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 27, 1997.

                             ADEPT TECHNOLOGY, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                     ADEPT TECHNOLOGY, INC.






Date:    February 10, 1998       By:  /s/ Brian R. Carlisle
                                      ---------------------
                                      Brian R. Carlisle
                                      Chairman of the Board and Chief
                                      Executive Officer






Date:    February 10, 1998       By:  /s/ Betsy A. Lange
                                      ------------------
                                      Betsy A. Lange
                                      Vice President of Finance and Chief
                                      Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
              EXHIBITS                                                      PAGE
--------------------------------------------------------------------------------

27.1          Financial Data Schedule.                                        17