Form 10-Q
period 1998-03-28
ADEPT TECHNOLOGY INC
filed 1998-05-12
CIK 865415

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


             California                                94-2900635
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)


      150 Rose Orchard Way
      San Jose, California                               95134
----------------------------------------    ------------------------------------
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

The number of shares of the Registrant's common stock outstanding as of March 28, 1998 was 8,624,683.


--------------------------------------------------------------------------------

                                               ADEPT TECHNOLOGY, INC.

                                                        INDEX



                                                                                                                 Page
                                                                                                                 ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                    March 28, 1998 and June 30, 1997..........................................................    3

                Condensed Consolidated Statements of Income
                    Three and nine month periods ended March 28, 1998 and March 29, 1997......................    4

                Condensed Consolidated Statements of Cash Flows
                    Nine month periods ended March 28, 1998 and March 29, 1997................................    5

                Notes to Condensed Consolidated Financial Statements..........................................    6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   15

              Signatures......................................................................................   16

              Index to Exhibits...............................................................................   17


                                                       ADEPT TECHNOLOGY, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                        March 28,           June 30,
                                                                                                          1998              1997 (1)
                                                                                                         -------            -------
                                                                                                        (unaudited)
ASSETS


Current assets:
    Cash and cash equivalents                                                                             $11,212            $11,101
    Short term investments                                                                                 10,391              7,366
    Accounts receivable, less allowance for doubtful accounts of
        $504 at March 28, 1998 and $449 at June 30, 1997                                                   20,280             17,250
    Inventories                                                                                            16,432             13,096
    Deferred tax assets and prepaid expenses                                                                3,561              2,517
                                                                                                          -------            -------
           Total current assets                                                                            61,876             51,330

Property and equipment at cost                                                                             21,300             18,412
    Less accumulated depreciation and amortization                                                         15,189             13,184
                                                                                                          -------            -------
        Net property and equipment                                                                          6,111              5,228

Long term investments                                                                                        --                1,000

Intangible assets related to acquisition of SILMA Incorporated, net of accumulated amortization of $850 at March 28, 1998
        and $642 at June 30, 1997                                                                             482                774
Other assets                                                                                                  798              1,161
                                                                                                          -------            -------
           Total assets                                                                                   $69,267            $59,493
                                                                                                          =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY


 Current liabilities:
    Short term borrowings                                                                                 $   345            $  --
    Accounts payable                                                                                        5,669              3,927
    Other accrued liabilities                                                                              10,751              8,445
    Current portion of obligations under capital leases                                                         6                 27
                                                                                                          -------            -------
           Total current liabilities                                                                       16,771             12,399

Commitments and contingencies
Shareholders' equity:
    Preferred stock, no par value:
        5,000 shares authorized, none issued and outstanding                                                 --                 --
    Common stock, no par value:
        25,000 shares authorized; 8,625 issued and outstanding
           at March 28, 1998 and 8,240 at June 30, 1997                                                    49,040             46,897
    Retained earnings                                                                                       3,456                197
                                                                                                          -------            -------
           Total shareholders' equity                                                                      52,496             47,094
                                                                                                          -------            -------
           Total liabilities and shareholders' equity                                                     $69,267            $59,493
                                                                                                          =======            =======

(1)  Amount derived from the Company's audited financial statements for the year ended June 30, 1997

                               See accompanying notes to condensed consolidated financial statements

                                                       ADEPT TECHNOLOGY, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                                                  Three months ended            Nine months ended
                                                                                ----------------------        ----------------------
                                                                                March 28,     March 29,      March 28,     March 29,
                                                                                 1998           1997           1998           1997
                                                                                -------        -------        -------        -------
Net revenues                                                                    $23,669        $21,104        $76,115        $58,428
Cost of revenues                                                                 13,445         12,299         43,361         34,597
                                                                                -------        -------        -------        -------
Gross margin                                                                     10,224          8,805         32,754         23,831
Operating expenses:
     Research, development and engineering                                        2,647          2,305          7,676          6,335
     Selling, general and administrative                                          6,284          5,474         19,362         15,954
     Nonrecurring compensation charge                                              --             --              675           --
                                                                                -------        -------        -------        -------
Total operating expenses                                                          8,931          7,779         27,713         22,289
                                                                                -------        -------        -------        -------

Operating income                                                                  1,293          1,026          5,041          1,542

Interest income, net                                                                259            181            745            478
                                                                                -------        -------        -------        -------

Income before provision for income taxes                                          1,552          1,207          5,786          2,020

Provision for income taxes                                                          621            362          2,315            655
                                                                                -------        -------        -------        -------

Net income                                                                      $   931        $   845        $ 3,471        $ 1,365
                                                                                =======        =======        =======        =======


Net income per share                                                            $   .11        $   .10        $   .41        $   .17
                                                                                =======        =======        =======        =======

Net income per share - assuming dilution                                        $   .10        $   .10        $   .39        $   .16
                                                                                =======        =======        =======        =======


Shares used in computing basic net income per share                               8,499          8,091          8,380          8,019
                                                                                =======        =======        =======        =======

Shares used in computing diluted net income per share                             8,949          8,464          8,913          8,409
                                                                                =======        =======        =======        =======

                               See accompanying notes to condensed consolidated financial statements

                                                       ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                             (unaudited)

                                                                                                           Nine months ended
                                                                                                       ----------------------------
                                                                                                       March 28,           March 29,
                                                                                                         1998                1997
                                                                                                       --------            --------
Operating activities
     Net income                                                                                        $  3,471            $  1,365
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                                     2,237               2,168
        Gain on disposal of property and equipment                                                          (58)                 (1)
        Tax benefit from stock plans                                                                         53                  73
        Nonrecurring compensation charge                                                                    675                --
        Changes in operating assets and liabilities:
            Accounts receivable                                                                          (2,918)              1,712
            Inventories                                                                                  (3,455)                309
            Deferred tax assets and prepaid expenses                                                     (1,044)               (435)
            Other assets                                                                                    363                 (47)
            Accounts payable                                                                              1,730              (1,064)
            Other accrued liabilities                                                                     1,988               1,914
                                                                                                       --------            --------
        Total adjustments                                                                                  (429)              4,629
                                                                                                       --------            --------
     Net cash provided by operating activities                                                            3,042               5,994
                                                                                                       --------            --------

Investing activities
     Purchase of property and equipment, net                                                             (2,400)             (1,615)
     Proceeds from sale of property and equipment                                                           227                  86
     Purchases of long term available for sale investments                                                 --                (1,000)
     Proceeds from sale of long term available for sale investments                                       1,000                --
     Purchases of short term available for sale investments                                             (15,903)            (14,757)
     Proceeds from sale of short term available for sale investments                                     12,878              12,877
                                                                                                       --------            --------
     Net cash used in investing activities                                                               (4,198)             (4,409)
                                                                                                       --------            --------

Financing activities
     Principal payment for capital lease obligations                                                        (34)                (70)
     Proceeds from employee stock incentive program
        and employee stock purchase plan                                                                  1,301                 813
                                                                                                       --------            --------
     Net cash provided by financing activities                                                            1,267                 743
                                                                                                       --------            --------

Increase in cash and cash equivalents                                                                       111               2,328

Cash and cash equivalents, beginning of period                                                           11,101               8,075
                                                                                                       --------            --------
Cash and cash equivalents, end of period                                                               $ 11,212            $ 10,403
                                                                                                       ========            ========


Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax                                    $    594            $    497
     Addition to capital lease obligation                                                              $     13            $   --
Cash paid during the period for:
     Interest                                                                                          $     14            $     11
     Taxes                                                                                             $  3,629            $    470

                               See accompanying notes to condensed consolidated financial statements

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

         At March 28, 1998 and June 30, 1997, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1997 and the nine months ended March 28, 1998, realized and unrealized gains and losses on available for sale investments were not material.


3.   Inventories

         Inventories are summarized as follows:

                                             March 28,    June 30,
                                               1998         1997
                                             -------      -------
               Raw materials                 $ 7,808      $ 6,323
               Work-in-process                 5,659        3,509
               Finished goods                  2,965        3,264
                                             -------      -------

                                             $16,432      $13,096
                                             =======      =======

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



4.   Property and Equipment

         Cost of property and equipment is summarized as follows:

                                                March 28, June 30,
                                                  1998     1997
                                                -------   -------
               Machinery and equipment          $11,995   $11,008
               Computer equipment                 6,723     5,211
               Office furniture and equipment     2,582     2,193
                                                -------   -------
                                                $21,300   $18,412
                                                =======   =======


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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



         The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three months ended      Nine months ended
                                                                           ------------------      ------------------
                                                                          March 28,   March 29,   March 28,  March 29,
                                                                            1998        1997        1998        1997
                                                                           ------      ------      ------      ------
               Numerator:
                     Net income                                            $  931      $  845      $3,471      $1,365
                                                                           ------      ------      ------      ------

                     For basic and diluted earnings per share
                       - income available to common
                             stockholders                                  $  931      $  845      $3,471      $1,365
                                                                           ======      ======      ======      ======

               Denominator:
                     For basic earnings per share
                       - weighted average shares                            8,499       8,091       8,380       8,019

                     Effect of dilutive securities
                       - employee stock options                               450         373         533         390
                                                                           ------      ------      ------      ------
                     For diluted earnings per share
                       - adjusted weighted average shares
                             and assumed conversion                         8,949       8,464       8,913       8,409
                                                                           ======      ======      ======      ======


8.   Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company for the year ended June 30, 1999.

         In addition, during June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement replaces Statement No. 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended June 30, 1999.

         Adoption of these pronouncements is not expected to have a material impact on the Company's financial statements.


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


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. The Company has expanded its channel of system integrators and its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues, and international sales comprise a significant portion of the Company's revenues.

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


Results of Operations

Three Month and Nine Month Periods Ended March 28, 1998 and March 29, 1997

Net revenues. The Company's net revenues increased by 12.2% to $23.7 million for the three months ended March 28, 1998 from $21.1 million for the three months ended March 29, 1997. The Company's net revenues increased by 30.3% to $76.1 million for the nine months ended March 28, 1998 from $58.4 million for the nine months ended March 29, 1997. The growth in net revenues for the three and nine months ended March 28, 1998 was primarily due to increased product sales, including robot and motion controller sales, and increased service and upgrade revenues, including revenues from the Company's Rapid Deployment Automation
(RDA) Services group which provides engineering contract services. Revenue growth slowed substantially in the three months ended March 31,1998 relative to the prior six month period, however, primarily as a result of lower sales to the computer disk-drive and telecommunications industries. The Company does not believe that a revival in these key hardware markets will occur before the end of calendar year 1998, if at all.

International sales, including sales to Canada, were $9.0 million or approximately 38.1% of net revenues for the three months ended March 28, 1998 as compared with $6.7 million or 31.5% of net revenues for the three months ended March 29, 1997. International sales, including sales to Canada, were $29.4 million or approximately 38.6% of net revenues for the nine months ended March 28, 1998 as compared with $20.7 million or 35.5% of net revenues for the nine months ended March 29, 1997. While the Company's direct sales into the Asian-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region has affected certain domestic customers who have seen their Asian-Pacific revenues decline. This was a leading cause in the Company's declining revenue growth for the period ending March 31, 1998 relative to the prior six month period.

Gross margin. Gross margin percentage was 43.2% for the three months ended March 28, 1998 compared to 41.7% for the three months ended March 29, 1997. Gross margin percentage was 43.0% for the nine months ended March 28, 1998 compared to 40.8% for the nine months ended March 29, 1997. The increase in gross margin for the three and nine months ended March 28, 1998 was attributable primarily to increased sales of higher margin products, including mechanism systems, motion controllers, and to a lesser extent, to increased service and upgrade revenues, including the Company's new RDA engineering contract services. In addition, the Company experienced a decrease in sales to the computer disk-drive industry, which are generally at lower margins. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix.

                             ADEPT TECHNOLOGY, INC.

Research, Development and Engineering. Research, development and engineering expenses increased by 14.8% to $2.6 million for the three months ended March 28, 1998 from $2.3 million for the three months ended March 29, 1997. Research, development and engineering expenses increased by 21.2% to $7.7 million for the nine months ended March 28, 1998 from $6.3 million for the nine months ended March 29, 1997. The increase in both the three and nine month periods was primarily due to increases in compensation related expenses, and to a lesser extent, to increases in information system related expenses and a lower level of third party development funding. Research, development and engineering expenses for the three months ended March 28, 1998 were partially offset by $130,000 of third party development funding as compared with $199,000 of third party development funding for the three months ended March 29, 1997. Research, development and engineering expenses for the nine months ended March 28, 1998 were partially offset by $455,000 of third party development funding as compared with $711,000 of third party development funding for the nine months ended March 29, 1997. The Company expects that it will continue to receive third party development funding from the federal and California state governments during fiscal 1998. There can be no assurance, however, that any funds budgeted by either government for the Company's development projects will not be curtailed or eliminated at any time.

As a percentage of net revenues, research, development and engineering expenses increased to 11.2% for the three months ended March 28, 1998 from 10.9% for the three months ended March 29, 1997. As a percentage of net revenues, research, development and engineering expenses decreased to 10.1% for the nine months ended March 28, 1998 from 10.8% for the nine months ended March 29, 1997. Research, development and engineering expenses as a percentage of net revenues fluctuated due to the relative growth in the level of net revenues in the three and nine months ended March 28, 1998 as compared to the same periods in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses increased 14.8% to $6.3 million or 26.5% of net revenues for the three months ended March 28, 1998, as compared with $5.5 million or 25.9% of net revenues for the three months ended March 29, 1997. Selling, general and administrative expenses increased 21.4% to $19.4 million or 25.4% of net revenues for the nine months ended March 28, 1998, as compared with $16.0 million or 27.3% of net revenues for the nine months ended March 29, 1997. The increased level of spending for both the three and nine months ended March 28, 1998 was primarily attributable to increased headcount and compensation related expenses, and to a lesser extent, higher travel expenses and information system related expenses. Selling, general and administrative expenses as a percentage of net revenues fluctuated due to the relative growth in the level of net revenues in the three and nine month periods ended March 28, 1998 as compared to the same periods in the prior year. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

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

Interest Income, Net. Interest income, net for the three months ended March 28, 1998 was $259,000, compared to $181,000 for the three months ended March 29, 1997. Interest income, net for the nine months ended March 28, 1998 was $745,000, compared to $478,000 for the nine months ended March 29, 1997. The increase in net interest income was due to increased cash levels generated primarily from operating activities as well as higher investment yields.

                             ADEPT TECHNOLOGY, INC.

Provision for Income Taxes. The Company's effective tax rate for the three and nine month periods ended March 28, 1998 was 40%, as compared with 30% and 32% for the three and nine month periods ended March 29, 1997, respectively. The Company's tax rate differs from the statutory income tax rate primarily due to the benefit of federal and state tax credits.

Derivative Financial Instruments. The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. The Company generally does not hedge its exposure to foreign currency exchange risk on local operational expenses and revenues. Although the Company believes that unhedged risk associated with foreign currency fluctuations for those transactions have not been material to date, there can be no assurance that such risk will not become material in the future or that the Company will not incur foreign exchange transaction losses which will have an adverse effect on the Company's results of operations. The Company makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Based on the amount of such purchases, current exchange rate fluctuations would not typically be expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, the Company manages the currency risk associated with the yen-denominated purchases using forward rate currency contracts.


Significant Fluctuations in Operating Results

The Company's operating results have historically been, and will continue to be, subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically and internationally or in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, failure to introduce new products on a timely basis, failure to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by distribution channel, changes in the spending patterns of the Company's customers, and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems sourced from third parties, and higher margin software products. For example, the Company's results of operations during the quarter ended March 28, 1998 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly by computer disk-drive and telecommunication manufacturers. Sales to the electronics industry constitute a significant portion of the Company's business, and continuing weakness in the computer disk-drive and telecommunication markets could have an adverse effect on results of operations in future periods. The Company does not believe that a revival in these key hardware markets will occur before the end of calendar year 1998, if at all.

The Company's operating results will also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a period, due for example to delays in product development or delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period.
Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular period are below expected levels, the Company's business, financial condition and results of operations for such period could be materially adversely

                             ADEPT TECHNOLOGY, INC.

affected. In addition, while in some years revenue from international sales has helped buffer the Company against slowdowns in U.S. capital spending, in other years the higher costs associated with international sales, combined with downturns in international markets, have adversely affected the Company's results of operations. In particular, continuing instability in the Asian-Pacific economies could also have an adverse effect on the results of the Company's operations as a result of reduction in sales by the Company's domestic customers in the Asian-Pacific markets. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

The Company has experienced and is expected to continue to experience seasonality in product bookings. The Company has typically had higher bookings for its products during the June quarter of each year and lower bookings during the September quarter of each year, due primarily to the summer slowdown in sales to European markets. The Company has generally been able to maintain revenue levels during the September quarter by utilizing backlog from the June quarter. In the event bookings for the Company's products in the June quarter are lower than anticipated and the Company's backlog at the end of the June quarter is insufficient to compensate for lower bookings in the September quarter, the Company's results of operations for the September quarter and future quarters could be materially adversely affected. In fact, in the September quarter of fiscal 1997, sales to European and other international markets decreased substantially, as several large orders were delayed by customers. The decrease in product bookings resulted in decreased net revenues for the September quarter of fiscal 1997.

In the event product bookings and net revenues for any quarter are insufficient to compensate for the lower product bookings in a prior quarter, the Company's results of operations for that quarter and future quarters could be materially adversely affected. In fact, during fiscal 1998, the Company has been impacted by a slowdown in the disk drive and telecommunications markets.

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


Year 2000 Impact on Information Technology Budgets

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

The Company has recently commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. In addition, the Company is considering converting certain of its software and systems to commercial products that are known to be Year 2000 compliant, in particular by implementing an enterprise resource planning system from a third-party vendor. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of

                             ADEPT TECHNOLOGY, INC.

consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems which are deemed critical to the Company's business are scheduled to be Year 2000 compliant by the end of calendar year 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

The Company in its ordinary course of business tests and evaluates its own software products. The Company believes that its software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of the Company's software products with respect to four digit date dependent data or the ability of such products to correctly create, store, process and output information related to such date data. To the extent the Company's software products are not fully Year 2000 compliant, there can be no assurance that the Company's software products contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. To the extent that the Company's products are sold through system integrators or other third parties, there can be no assurances that users of the Company's products will not experience Year 2000 problems as a result of the integration of the Company's software with noncompliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, the Company has warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of the Company's licensees experience Year 2000 problems, such licensees could assert claims for damages against the Company.

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software or systems used in its internal operations. The Company has incurred costs and expects to incur approximately $2.5 million in connection with its implementation of a new enterprise resource planning software system, which is Year 2000 compliant. There can be no assurances that company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.


Liquidity and Capital Resources

As of March 28, 1998, the Company had working capital of approximately $45.1 million, including $11.2 million in cash and cash equivalents and $10.4 million in short-term investments.

The Company's cash requirements during the nine months ended March 28, 1998 were met primarily through cash provided by operations and investing activities, and to a lesser extent, to financing activities. Cash, cash equivalents and investments increased $2.1 million from June 30, 1997, primarily as a result of $3.0 million of cash generated from operating activities, $1.3 million from financing activities, offset by $2.4 million of capital expenditures.

Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, the nonrecurring compensation charge, increased accounts payable and accrued liabilities, offset by higher accounts receivable arising from increased revenue, and higher inventory levels. Financing activities consisted mainly of proceeds from employee stock incentive purchase plans.

                             ADEPT TECHNOLOGY, INC.

The Company currently anticipates capital expenditures of approximately $3.8 million during fiscal 1998, including approximately $1.2 million for test fixtures, tooling and other factory investments, approximately $1.1 million for MIS equipment and approximately $1.5 million for laboratory and other equipment. Included in the MIS expenditures are costs associated with an enterprise resource planning software system which is intended in part to address issues concerning Year 2000 compliance with the Company's internal MIS systems. This system, if successfully implemented, is expected to make the Company compliant in regards to Year 2000 for its internal MIS systems.

The Company believes that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.


PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPRTS ON FORM 8-K

         a)   The  Exhibits  listed  on  the  accompanying   index   immediately
              following the signature page are filed as part of this report.

         b) Reports on Form 8-K. On February 20, 1998, the Company filed a Current Report on Form 8-K as required by Item 9 of such form. The Form 8-K related to the issuance of shares of the Company's Common Stock in reliance on the exemption from registration set forth in Regulation S of the Securities Act of 1933, as amended. The Company issued such shares in connection with its acquisition of RoboElektronik GmbH, a limited liability company organized under the laws of Germany.

                             ADEPT TECHNOLOGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ADEPT TECHNOLOGY, INC.




Date:    May 12, 1998                       By:  /s/ Brian R. Carlisle
                                                 -------------------------------
                                                 Brian R. Carlisle
                                                 Chairman of the Board and Chief
                                                 Executive Officer






Date:    May 12, 1998                       By:  /s/ Betsy A. Lange
                                                 -------------------------------
                                                 Betsy A. Lange
                                                 Vice President of Finance and
                                                 Chief Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
                                                                       NUMBERED
         EXHIBITS                                                          PAGE
--------------------------------------------------------------------------------

21.1     Subsidiaries                                                        18

27.1     Financial Data Schedule.                                            19