Form 10-K405
period 1998-06-30
ADEPT TECHNOLOGY INC
filed 1998-09-28
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     _______________.

     Commission file number:  0-27122


                             ADEPT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          California                                         94-2900635
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)

150 Rose Orchard Way, San Jose, California                     95134
  (Address of principal executive office)                    (zip code)

       Registrant's telephone number, including area code: (408) 432-0888


           Securities registered pursuant to Section 12(g) of the Act:

                                                        Name of each exchange
   Title of each class                                  on which registered
-------------------------                             -------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 21, 1998 as reported on the Nasdaq National Market, was approximately $30,932,770. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 21, 1998, registrant had outstanding 8,533,824 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant has incorporated by reference into Part III of this Form 10-K portions of its Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998. Portions of the Registrant's Annual Report to
Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts II and IV of this Form 10-K.

                                     PART I

                Special Note Regarding Forward-Looking Statements


         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion of the Company's business should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, including the section entitled "Factors Affecting Future Operating Results," which information is incorporated by reference herein.

         SILMA, SoftMachines and Adept Technology's logo are registered trademarks of Adept Technology, Inc. Adept, AdeptModules, AdeptMotion, Adept MV-5, Adept MV-10, AdeptWindows Controller, AdeptWindows PC, AdeptOne, AdeptOne-XL, AdeptThree, AdeptThree-XL, AdeptVision VXL, Adept 1850, Adept Cobra 600, Adept Cobra 800, Adept FlexFeeder 250, Adept FlexFeedware, AIM, CimStation, CimStation Inspection, CimStation Robotics, MotionWare, PalletWare, AdeptRAPID, SoftAssembly, V+ and VisionWare are trademarks of Adept Technology, Inc. This Report also includes trademarks of companies other than Adept Technology, Inc.


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

         Adept's Rapid Deployment Automation ("RDA") approach addresses many of the challenges facing manufacturers seeking to implement intelligent automation systems. The goal of RDA is to reduce the total time required to conceptualize, justify, quote, sell, implement and change over an intelligent automation system, and thereby eliminate significant barriers to the broad deployment of intelligent automation technology.

         The Company sells, markets and supports its products on a worldwide basis through more than 300 system integrators, its direct sales force and original equipment manufacturers ("OEMs"). The system integrators, OEMs or end users combine various components of Adept's standard product line with material handling devices, peripheral equipment, application software and tooling into flexible automation workcells or production lines.

         The Company was incorporated in California in 1983. Unless the context otherwise requires, references in this report to "Adept" or the "Company" refer to Adept Technology, Inc., a California corporation, and its subsidiaries. The Company's principal executive offices are located at 150 Rose Orchard Way, San Jose, California 95134, and its telephone number at that address is (408) 432-0888.

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

         During the early 1980s, technical advances enabled robots to perform a wide range of functions in new applications such as assembly, material handling and packaging. These advances included sophisticated sensing for robot guidance that allowed robots to locate, correctly orient and pick up parts, conveyor tracking that made it possible to handle parts from moving conveyors and direct-drive robots that were faster and more accurate than gear-driven robots. In addition, real-time multitasking software enabled the coordination of the many asynchronous tasks required in assembly, material handling and packaging. This greater functionality made robots viable in a broad range of production environments. The development of advanced software and sensory products, coupled with the availability of high-level programming languages and computer-based controller architectures, contributed to the establishment of the intelligent automation industry.

         The ability of intelligent automation to address new applications such as assembly, material handling and packaging is reflected in the growth of the intelligent automation industry in the 1990s. According to the Robotic Industries Association, shipments by U.S. robot suppliers grew from $455 million in 1992 to $1.1 billion in 1997. In addition, according to the Automated Imaging Association, shipments by North American machine vision suppliers grew from $638 million in 1992 to $1.5 billion in 1997.

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

         Rising labor costs. The Company believes the price performance ratio of automation products has improved over time, while labor costs have risen in most industrial regions of the world. According to the U.S. Bureau of Labor Statistics, total manufacturing compensation rates in the U.S., including wages, salaries and employer costs for employee benefits, have increased an average of approximately 3% per annum from 1990 to 1997. Moreover, the appeal of offshore manufacturing is waning for some manufacturers who previously moved operations offshore but have more recently increased their domestic manufacturing operations.

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

         High risk custom engineering content. A significant amount of custom content is engineered into most automated manufacturing lines. Custom content is time consuming to develop and implement and makes it difficult for the manufacturer to predict system throughput, yield and cost. Manufacturing managers who are new to automation are reluctant to implement an automation line when these key performance factors are at risk and often have automated their production lines only after competitors have established a new manufacturing standard and a proven approach. In addition, custom hardware and software increase the cost and difficulty associated with training personnel and supporting automated systems and require manufacturing engineers to implement product changeovers.

         Shortage of manufacturing engineers. The implementation of most automation lines requires both mechanical engineering and advanced computer programming skills. As a result, experience with software programming and workcell architecture has been critical to the design of systems that perform to expectations. However, within manufacturers' internal personnel and in the job market in general, there is a shortage of manufacturing engineers who have the combination of skills and experience needed to implement intelligent automation systems. Due to costs and competition, many manufacturers are decreasing their manufacturing engineering staff, thereby reducing the available pool of experienced manufacturing engineers available to support manufacturing line staff and discouraging others from entering the field due to lack of demand.

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

         Each of the above challenges contributes to higher risks and costs in implementing intelligent automation. Eliminating or significantly reducing these potential problems improves the economic and technological justifications for utilizing intelligent automation. The intelligent automation suppliers that are best able to meet these challenges will be better positioned to achieve significant competitive advantages.

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

         The  Company   seeks  to  provide  the   following   key   benefits  to
manufacturers through its RDA approach:

         Increased flexibility. Adept believes that software and sensory products are the key elements of flexible automation solutions. Through its software intensive, computer-driven approach to intelligent automation, the Company distinguishes itself from companies that attempt to address the challenges of automation solely with hardware solutions. Software and sensory products provide the flexibility to quickly reconfigure production lines for product changeovers and to respond to product or process variations. For example, the Company's machine vision products minimize the need for time consuming set ups and enable inspection of critical part dimensions. In addition, the Company's scalable controller hardware is highly configurable, includes local area networking capability and can control a simple, stand alone robot or be expanded to control multiple robots.

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

         Reduced dependence on manufacturing engineers. Adept believes that programming an automation workcell should not require extensive software programming expertise. The Company has developed smart application software products which utilize icon-based programming and are based on its Assembly and Information Management ("AIM") software technology. In addition, the Company works closely with over 300 system integrators worldwide which provide end users with outside engineering resources to deliver application specific solutions incorporating the Company's products.

         Shortened implementation cycle. The combination of flexibility, ease of implementation and modularity allows Adept products to be quickly integrated into standard workcells or production lines. Ease of integration is further enhanced by providing industry standard networking and communication interfaces. The Company's simulation software products further shorten the implementation cycle by reducing the time required to design and test automation concepts. In fiscal 1998, the Company introduced new software interfaces for use with SDRC's and Unigraphics Solution's products. The Company believes these new products, among others, will further enhance application of these technological advantages to a broader group of customers including automotive and automotive parts manufacturers. Adept believes that its RDA approach combined with the expertise of system integrators and customer support and training can significantly reduce implementation time.

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

         Continue to focus on higher growth application segments. Adept's strategy is to continue to target the higher growth segments of the intelligent automation market, such as assembly, material handling and packaging applications. These applications are used in a broad range of industries, including electronics, telecommunications, appliances, pharmaceuticals, food processing and automotive components. The Company believes that diversification across a broad range of industries should maximize the Company's opportunities for growth and should reduce Adept's dependence on the capital spending cycles of any one industry.

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

         Increase global market presence. A key element of Adept's strategy is to increase its presence in the global intelligent automation market by further expansion in markets which the Company believes represent substantial current or future opportunities, including Europe, Japan and the Asian-Pacific region. The Company seeks to increase its market share in these areas by emphasizing its advanced software and sensing technology and broad, flexible product line. In addition, Adept intends to continue to make significant investments in marketing, sales and support in international markets. As an example, the Company has established a joint venture arrangement in Japan to provide sales and customer support in that market while reducing its direct costs as a result of closing its branch operation in Japan. Additionally, in February 1998, the Company acquired RoboElektronik GmbH, a robotics consulting company based in Munich, Germany.

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

Technology

         The Company's technology integrates the following key elements of RDA: mechanical design, machine controller design, advanced servo systems, motion control software, machine vision software, real-time database management software and simulation software. The following table lists the Company's technology by RDA layer:


           [Chart illustrating Adept's technology with respect to the four levels of RDA approach]


         Hardware

         Direct-drive robot technology. The Company was the first to develop and market a robot incorporating direct-drive motor technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and improving the robot's product life, reliability and accuracy.

         Controller technology. The Company has applied its expertise in high performance motion control to the design of an open architecture, VME bus-based scalable machine controller. The scalability of this architecture allows the same basic components to be combined into a number of controller configurations that cost-effectively address a range of requirements from low end systems which control a single robot to high end, complex systems which control multiple mechanisms and incorporate machine vision. Additionally, the Company has enhanced its controller technology with the introduction of its new AdeptWindows Controller. This next-generation controller offers seamless plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using
Windows 95 and NT operating systems. This open architecture product allows customers to combine the features of the Company's AIM and V+ software products with other personal computer-based software products. Finally, all of the Company's controller products support the same Windows NT-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

         The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market, including: special ASICs for controlling direct-drive motors, reading encoders and controlling power up sequencing of complex high power systems; safety circuits that meet domestic and international specifications; technology to protect the controller from voltage spikes, electrical noise and power brownouts; high wattage (6000 watt) switching power amplifiers; and networking circuitry for LAN and field buses.

         Software

         Servo software. The most basic level in Adept's software architecture is the servo software which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to provide closed-loop control for the Company's robots as well as other vendors' robots. The servo software layer includes algorithms for adaptive feed-forward control, direct-drive motor control, force control, position control and a number of safety and diagnostic features.

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

         V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner which compute the path of the robot's tool in real time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports the RS232, RS422, Ethernet, TCP/IP, FTP, NFS and DeviceNet communication protocols. In addition, this software includes a multitasking, multiprocessor, time-sliced, deterministic, real-time operating system. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. The development environment for V+ is Windows NT-based and allows the customer to utilize industry standard personal computers.

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

         Data driven module software. The next level in the Company's software hierarchy is the AIM layer. AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task level statements with a high performance real-time database and a structure for representing process knowledge.

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

         The Company provides application-specific versions of AIM that have built in process knowledge to address general motion, vision, part palletizing and flexible part feeding applications. In addition, process knowledge can be added by end users and system integrators, many of whom have developed their own AIM application-specific packages. AIM is available in the Windows NT environment.

         Simulation software. The highest level in the Company's software architecture is the simulation software layer, developed by the Company's SILMA division, a leader in the field of simulation software. SILMA's core product, CimStation, allows machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them (kinematic models) are generated automatically. CimStation also allows the dynamics of mechanisms to be modeled, which enables machine cycle times to be accurately predicted. Recently SILMA has added additional CAD interfaces to this core technology for certain markets. The Company believes it now has a leadership position with the following CAD interfaces: CADDS, CATIA, I-DEAS, Pro/ENGINEER, Unigraphics, ACIS, IGES and VDA/FS. Additionally, CimStation is available on several UNIX workstation platforms as well as the Windows NT operating system.

         New Technology

         During fiscal 1998, the Company introduced certain products, including the direct drive AdeptOne-XL robot that is 25% faster than its predecessor.
Shipments of the AdeptOne-XL began in the second quarter of fiscal 1998. Similarly, the Company commenced shipments of Adept Cobra 600 and Adept Cobra 800 table-top robots which are faster than and offer extended reaches from those of their predecessors in the second and fourth quarters of fiscal 1998, respectively.

Products

         The Company's core product families include robot mechanisms and other mechanical products, guidance and inspection vision products, vision based flexible part feeders, machine controllers, machine control software and simulation software. The following diagram depicts the Company's products by RDA layer:


               [Depiction of Adept's products with respect to the
                       four layers of its RDA approach.]


         Robot Mechanisms and Other Mechanical Products

         The Company designs and manufactures two SCARA (Selective Compliance Assembly Robot Arm) style robot mechanisms called the AdeptOne-XL and the AdeptThree-XL, both of which are designed for assembly, material handling and packaging tasks. The links and joints of a SCARA robot are somewhat analogous to the shoulder, elbow and wrist of a human. This configuration is well suited to a large number of assembly and material handling tasks. The AdeptOne-XL is the faster model, while the Adept Three-XL offers a larger work envelope and handles a larger payload. The AdeptOne-XL and AdeptThree-XL provide improved performance specifications over their respective predecessors, the AdeptOne and AdeptThree. The improved performance specifications address the needs, such as ease of use, in the assembly and packaging markets as well as other markets. These products have been designed to deliver increased performance and ease-of-use, thereby furthering the Company's RDA strategy. Each of these robots utilize direct-drive motor technology.

         The Company also sources and markets two families of robot mechanisms, which are built to the Company's specifications by Hirata Corporation ("Hirata"). The Adept Cobra 600 and Adept Cobra 800 robots are light-duty SCARA robots that can be table mounted and offer a small work envelope when space is at a premium. The second family of sourced robot mechanisms includes the Adept 1850 robot which is a palletizing robot and it is used to palletize completed product assemblies or packaged products at the end of an assembly line and allows customers to perform this task with a robot that uses the same control and software architecture as the upstream assembly line.

         The Company also offers a line of linear modules, called AdeptModules, which the Company purchases from NSK Ltd. ("NSK"). These single axis devices can be coupled together by the user to form a custom robot mechanism for applications requiring a robot with fewer than four axes. In addition, the Company offers these linear modules in combination with its own Z-Theta module to provide customers with a line of configurable Cartesian robots.

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

         Machine Controllers

         The Company's controller products are based on the VME bus architecture standard. A large array of controller configurations are possible depending on the features selected by the customer. The Company's controllers are configured on a five slot chassis called the Adept MV-5, or a ten slot chassis called the Adept MV-10. All controllers include a system processor and a system input/output module(s). Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision, graphical user interface capability and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems.

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

         Simulation Software

         Adept's simulation software products simulate the layout and throughput of workcells and other equipment and generate the programs to run the workcells. The CimStation Robotics product simulates robot workcells for the Company's robot products as well as a number of other robot vendors' products. This product is used to test layouts and cycle times and to generate robot application programs. The CimStation Inspection product simulates the operation of Coordinate Measurement Machines "CMM" and generates programs that would be tedious to program manually given the complex inspection tasks CMMs perform. In August 1998, this product was chosen by a major automotive company as its standard CMM simulation solution. The SoftMachines product tests programs for machine tool operations. This is a productivity tool for machine tool users who would otherwise have to perform the time consuming task of testing programs on the machine tool itself. Additionally, a product called SoftAssembly is used to simulate and test product assembly and to develop assembly sequences and procedures. Finally, AdeptRAPID is a robotic simulation product tailored specifically for Adept robots, standard industry peripherals and Adept's AIM software, that is designed to quickly generate alternative conceptual layouts and cycle time estimates for implementing an intelligent automation system. It can also be used to create AIM databases automatically. All simulation software products have been expanded to operate on the Windows NT operating system with the functionality of the Company's UNIX products. The Company anticipates the new personal computer based products will generate new opportunities within manufacturing organizations that are more accustomed to working on a personal computer versus in a UNIX environment.

         Vision-Based Flexible Feeder

         Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. The Company has developed a new flexible feeder, the Adept FlexFeeder 250 that can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the workcell or production line. The Adept FlexFeeder 250 integrates machine vision, software and motion control technology with a simple mechanical device. The Adept FlexFeeder 250 recirculates the parts and separates them, relying on vision to identify individual parts.

Customers and Applications

         The Company sells its products to system integrators, end users and OEMs. End users of the Company's products include a broad range of manufacturing companies in the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. These companies use Adept's products to perform a wide variety of functions in assembly, material handling and packaging applications, including mechanical assembly, printed circuit board assembly, dispensing, palletizing and inspection. No customer accounted for more than 10% of the Company's net revenues in fiscal 1998, 1997 or 1996.

Sales, Distribution and Marketing

         Sales and Distribution

         The Company markets its products through system integrators, its direct sales force and OEMs.

         System Integrators. A substantial portion of the Company's shipments is through system integrators, and the Company views its relationships with these organizations as important to the Company's success. The Company has established relationships with over 300 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. These relationships are generally not regional and are mutually nonexclusive, although the Company continuously works to earn voluntary exclusive use of its products through product performance and support. The greater the investment in equipment and training and the higher the purchase volume, the greater the discount the system integrator receives. In certain international markets, the system integrators perform marketing and support functions directly.

         A substantial portion of the Company's sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and the Company has from time to time experienced difficulty in collecting payments from certain of these companies. As a result, the Company performs ongoing credit evaluations of its customers but does not require collateral. In lieu of collateral, the Company may require customers to make payments in advance of shipment or to provide a letter of credit. The Company provides reserves for potential credit losses, and to date such losses have been within the Company's expectations. To the extent the Company is unable to mitigate this risk of collections from system integrators, the Company's results of operations may be materially adversely affected. Furthermore, the Company's relationships with its system integrators are generally not exclusive, and some of these system integrators may expend a significant amount of effort or give higher priority to selling products of the Company's competitors. There can be no assurance that any of these system integrators will continue their relationships with the Company or form additional competing arrangements with the Company's competitors. The Company believes that its ability to sell products to system integrators will continue to be important to the Company's success. Although to date none of the Company's system integrators has accounted for a material percentage of the Company's net revenues, the loss of, or a significant reduction in revenues from, system integrators to which the Company sells a significant amount of its product could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as the Company enters new geographic and applications markets, it must locate system integrators to assist the Company in building sales in those markets. There can be no assurance that the Company will be successful in obtaining effective new system integrators or in maintaining sales relationships with them. In the event a number of the Company's system integrators experience financial problems, terminate their relationships with the Company or substantially reduce the amount of the Company's products they sell, or in the event the Company fails to build an effective systems integrator channel in any new markets, the Company's business, financial condition and results of operations could be materially adversely affected.

         Direct Sales Force. The Company employs a direct sales force which calls on end users to communicate the capabilities of the Company's products and support services and obtain up-to-date information on market requirements. Adept's sales force possesses specific expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. This sales force works closely with system integrators and OEMs to integrate the Adept product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 1998, the Company's North American sales organization included 15 individuals. The Company has four sales and customer support offices in North America, located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; and Cincinnati, Ohio. As of June 30, 1998, the

Company's international sales organization included 13 persons covering Europe, Japan, Singapore, and South Korea. The Company has seven international sales and customer support offices located in Dortmund and Munich, Germany; Massy, France; Arezzo, Italy; Kobe, Japan (through its joint venture); Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

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

         International sales for the fiscal years ended June 30, 1998, 1997 and 1996 were $39.8 million, $29.6 million and $32.2 million, respectively, representing 40.5%, 35.8%, and 39.4% of net revenues for the respective periods. The Company anticipates that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products. Foreign exchange fluctuations may render the Company's products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In addition, because substantially all of the Company's foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to system integrators who incorporate the Company's products into systems sold and installed to end-user customers. The Company also makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the ratio of yen-denominated purchases to yen-denominated sales, the Company may engage in additional hedging transactions in the future. However, notwithstanding these precautions, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's business, financial condition and results of operations.

         Marketing

         Adept's marketing organization, which consisted of 44 persons as of June 30, 1998, supports the Company's various channels in a number of ways. Product management works with end users, system integrators, corporate integrators and the Company's sales engineers to continuously gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. A marketing programs group generates and qualifies new business through industrial trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts and advertising in industry periodicals. This marketing group is responsible for tracking customers and prospects through the Company's marketing database. The marketing group also publishes a document called the MVP catalog, which lists software and hardware components that have been certified by Adept to be compatible with the Company's product line. The Company also expends considerable effort on the development of thorough technical documentation and user manuals for the Adept product line, and the Company views well-designed manuals as critical to simplifying the installation, programming, use and maintenance of the Company's products.

Backlog

         The Company's product backlog at June 30, 1998 was approximately $17.6 million, as compared with approximately $20.5 million at June 30, 1997. The Company includes in its backlog customer orders for products for which it has accepted signed purchase orders with assigned delivery dates within nine months in the case of sales to end users and system integrators, and one year in the case of sales to OEMs. The Company's business is characterized by short term order and shipment schedules. Because orders constituting the Company's current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty, and because the Company utilizes its backlog to balance seasonal fluctuations in its bookings, and the sales cycle has continued to shorten, the Company's backlog at any date may not be indicative of demand for the Company's products or actual net revenues for any period in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is incorporated by reference into this Annual Report on Form 10-K, including the section titled "Factors Affecting Future Operating Results."

         The Company has experienced and is expected to continue to experience seasonality in product bookings. The Company has historically had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. In the past, the Company has generally been able to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter were lower than anticipated and the Company's backlog at the end of the June fiscal quarter was insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected. For example, in the quarter ended September 30, 1996, sales to European and other international markets decreased substantially due to the delay of several large orders by the customers placing such orders. As a result of the decrease in product bookings, net revenues fell in the quarter ended September 30, 1996. In addition, during fiscal 1998 as a whole, the Company's revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. The Company also believes that backlog is not a useful measure of anticipated activity or future revenues, because the orders constituting the Company's backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer.

         In addition, a significant percentage of the Company's product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to an inability of the Company to forecast the level of demand for the Company's products or of the product mix for a particular fiscal quarter. To address this problem the Company periodically stocks inventory levels of completed robots, machine controllers and certain strategic components. If shipments of the Company's products fail to meet forecasted levels, the increased inventory levels could have a material adverse effect on the Company's business, financial condition and results of operations.

Services and Support

         The Company's service and support organization, which consisted of 95 persons as of June 30, 1998, is designed to support the customer from the design of the automation line through ongoing support of the installed system. This organization included 48 RDA and application engineers/programmers as of June 30, 1998 based in a number of the Company's sales offices in the U.S., Europe and Asia. This team is experienced in applying the Company's product line to solve a wide array of application issues and operates toll-free telephone support lines called "the Hotline" to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

         In February 1998, the Company acquired all of the outstanding capital stock of RoboElektronik GmbH ("RoboElektronik"), a German company that provides engineering consulting services to European manufacturers. As a result of the acquisition, the Company issued 24,562 shares of its Common Stock to the shareholders of RoboElektronik and RoboElektronik became a wholly owned subsidiary of the Company. On June 26, 1998, RoboElektronik was renamed Adept Technology GmbH. The Company anticipates that RoboElektronik will continue to provide consulting services to the Company's customers.

         The Company also maintains a team of instructors, consisting of eight instructors as of June 30, 1998, who develop training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production.

         The Company's field service organization, which consisted of 47 persons as of June 30, 1998, is based in six service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy, Kobe, Japan (through its joint venture); Seoul, South Korea and Singapore. The field-based service engineers maintain and repair Adept products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades, and preventative maintenance.

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

         The Company has devoted, and intends to devote in the future, a significant portion of its resources to research and development programs. As of June 30, 1998, the Company had 79 persons, including four temporary or contract personnel, engaged in research, development and engineering. The Company's research, development and engineering expenses for fiscal 1998, 1997 and 1996 were approximately $10.7 million, $9.0 million and $8.1 million, respectively, and represented 10.9%, 10.9% and 9.9%, respectively, of net revenues.

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

         The development and commercialization of new products involve many risks, including the identification of new product opportunities, the retention and hiring of appropriate research and development personnel, the definition of the product's technical specifications, the successful completion of the development process and the successful completion of the development process. Other risks would include the successful marketing of the product, the risk of having customers embrace new technological advances, additional customer service costs associated with supporting new product introductions, and additional customer service costs required for field upgrades. For example, the Company is currently in the process of releasing its new AdeptWindows Controller ("AWC"). This product includes significant new networking, communications, and control technology. Due to these technological advances, the AWC substantially changes how customers interface this product to their work cells and factory control systems. There can be no assurance that the development of these products will be completed in a timely manner or that such products will achieve acceptance in the market. The development of these products has required, and will require, the Company to expend significant financial and management resources. If the Company is unable to continue to successfully develop these or other new products that respond to customer requirements or technological changes, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         The Company's manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and test. In addition, because outstanding quality and reliability over the life of the Company's products are key to customer satisfaction and customers' repeat purchases of automation products, the Company believes its quality assurance plans and organization are a key part of its business strategy. The Company's quality assurance organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing work force and monitored to assure compliance. In addition, the Company's quality assurance organization works closely with vendors to develop instructions and to remedy quality problems if they arise.

         The Company obtains many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom the Company has no guaranteed supply arrangements. In addition, certain of the sole or single sourced components and mechanical subsystems incorporated into the Company's products have long procurement lead times. The Company's reliance on sole or single source suppliers involves several significant risks, including loss of control over the manufacturing process, the potential absence of adequate supplier capacity, potential inability to obtain an adequate supply of required components, materials or mechanical subsystems and reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems. In the event that any significant sole or single source supplier were unable or unwilling to manufacture certain components, materials or mechanical subsystems in required volumes, the Company would be required to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and there can be no assurance that any additional sources would be available to the Company on a timely basis or on acceptable terms. If supplies of such items were not available from the Company's existing suppliers and a relationship with an alternative vendor could not be timely developed, shipments of the Company's products could be interrupted and reengineering of such products could be required.

         The Company has experienced quality control or specification problems with certain key components provided by sole source suppliers, and has had to design around the particular flawed item. The Company has also experienced delays in filling customer orders due to the failure of certain suppliers to meet the Company's volume and schedule requirements. Certain suppliers of the Company have also ceased manufacturing components which the Company requires for its products, and the Company has been required to purchase sufficient supplies for the estimated life of its product line. There can be no assurance that these problems will not occur in the future with the Company's suppliers. Disruption or termination of the Company's supply sources could require the Company to seek alternative sources of supply, and could delay the Company's product shipments and damage relationships with current and prospective customers, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company incorrectly forecasts product mix for a particular period and the Company is unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, the Company's business, financial condition and results of operations could be materially adversely affected. Moreover, if demand for a product for which the Company has purchased a substantial amount of components fails to meet the Company's expectations, the Company would be required to write off the excess inventory, thereby materially adversely affecting the Company's results of operations. A prolonged inability to obtain adequate timely deliveries of key components would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's hardware products are required to comply with European Union ("EU") Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives (laws) in certain European countries, including United Kingdom, France, Germany and Italy. The EU mandates that the Company's products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines (the "Standards") in support of these directives. These Standards can change and are subject to varying interpretation. New Standards impacting machinery design go into effect each year. To date, the Company has retained TUV Rheinland to help certify that its VME controller-based products, including robots, meet applicable EU Directives and Standards. Although the Company's existing products meet the requirements of the applicable Directives, there can be no assurance that future products can be designed, within market window constraints, to meet the future requirements. In the event any of the Company's robot products or any other major hardware products do not meet the requirements of the directives, the Company would be unable to legally sell these products in Europe. The Company's financial condition and results of operations could be materially adversely affected.

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

         Many of the Company's competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with the Company's products for sales to other customers. Certain of these large manufacturing companies have greater flexibility in pricing than the Company, because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. There can be no assurance that any of the Company's competitors will not seek to expand its presence in other markets in which the Company competes. Moreover, the recent devaluation of the Japanese yen in relation to the United States dollar may have the effect of making the Company's dollar-denominated products relatively more expensive than robot components priced in yen or another Asian currency that has been subject to devaluation.

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

         The Company's principal competitors in the market for motion control systems include Allen-Bradley Co. ("Allen-Bradley"), a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, the Company faces motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, the Company's competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics Inc., a subsidiary of Dassault Systemes. In the machine vision market, the Company faces competition from Cognex Corporation, Robotic Vision Systems Inc., and Allen-Bradley.

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

Proprietary Technology and Intellectual Property

         The Company relies on a combination of patent, copyright and trade secret protection, and nondisclosure agreements to protect its proprietary rights. In the U.S. the Company holds six hardware patents and two software patents. The Company also holds one hardware patent issued in France, Germany, Great Britain, Italy and Sweden, and relies on trade secrets principles to protect its proprietary technology in real-time multi-tasking software structure, continuous path motion control and assembly of robot mechanisms. There can be no assurance, however, that patent law, copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed.

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

         The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, the Company evaluates their merits. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's products or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. Any such litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition, and results of operations. In particular, some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that its use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1998, 1997 and 1996, there can be no assurance that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Employees

         At June 30, 1998, the Company had 393 full-time employees, including 117 in operations, 171 in sales and marketing, 76 in engineering and 29 in administration. In addition, at June 30, 1998, the Company utilized the services of 22 temporary or contract personnel, including eight in operations, seven in sales and marketing, three in engineering and four in administration. The
Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relationships with its employees are good.

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


ITEM 2.  PROPERTIES

         The Company's headquarters and principal research and development and manufacturing facilities are located in a 92,448 square foot leased building in San Jose, California. The lease expires in December 2003 and provides for annual lease payments of approximately $1,110,000 in calendar year 1998 and $1,165,000 in calendar year 1999. The Company leases an additional 10,000 square feet in an adjacent building in San Jose for its SILMA division, which lease expires in September 1998. A new lease in the same building has been entered into by the Company for 30,804 square feet commencing in October 1998. The lease expires in December 2003 and provides for annual lease payments of approximately $153,000 in calendar year 1998 and $610,000 in calendar year 1999. The Company has entered into an agreement to sublease to a third party 20,387 square feet of the above lease commencing in October 1998 for one year with a six month option. The sublease provides for receipts of approximately $104,000 in calendar year 1998 and $312,000 in calendar year 1999, excluding the option. The Company also leases a 4,844 square foot facility in City of Industry, California at which the Company's software development group is based. The lease expires in September 2001. The Company also leases a facility in Livermore, California consisting of 25,724 square feet that will house certain of its research and development activities commencing in October 1998. This lease expires in August of 2003 and provides for annual lease payments of approximately $36,000 in calendar year 1998 and $145,000 in calendar year 1999.The Company also leases facilities for sales and customer training in Southbury, Connecticut; Southfield, Michigan; Cincinnati, Ohio; Massy, France; Dortmund and Munich, Germany; Arezzo, Italy; Kobe, Japan (through its joint venture); Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

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

         Some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that its use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1998, 1997 and 1996, there can be no assurance that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

       Name                    Age                Position
       ----                    ---                --------
Brian R. Carlisle.............  47   Chairman of the Board of Directors and
                                        Chief Executive Officer

Bruce E. Shimano..............  49   Vice President, Research and Development,
                                        Secretary and Director

Marcy R. Alstott..............  41   Vice President, Operations

Richard J. Casler, Jr.........  46   Vice President, Engineering

Charles S. Duncheon...........  47   Senior Vice President, Marketing and Sales

Betsy A. Lange................  38   Vice President, Finance and Chief Financial
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

         Bruce E. Shimano has served as the Company's Vice President, Research and Development and a director since he co-founded the Company in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received a B.S., a M.S. and a Ph.D. in mechanical engineering from Stanford University.

         Marcy R. Alstott joined Adept Technology in March of 1998 as Vice President of Operations. From August 1995 to March 1998, Ms. Alstott served as Program Director responsible for switching product development at 3Com Corporation, a networking company. Ms. Alstott served as the Director of Manufacturing Engineering responsible for technical operations at Chipcom Corporation, a networking company, from May 1994 to August 1995. Prior to that time, from May 1979 to May 1994, Ms. Alstott served in various capacities at Hewlett Packard Company, the most recent of which was Materials Manager. Ms. Alstott has a B.S. in mechanical engineering from Purdue University, a M.S. in mechanical engineering from Stanford University and a M.B.A. from the University of Santa Clara.

         Richard J. Casler, Jr. has served as the Company's Vice President of Engineering since April 1993 and from October 1992 to March 1993 served as its Director of Robot Interface Development. In October 1986, Mr. Casler co-founded Genesis Automation, Inc., a developer of robots and automation for the service industry, and served as its president until October 1992. From October 1981 to October 1986, Mr. Casler was manager of product development at Unimation and at Unimation's parent company, Westinghouse Electric Corporation. Mr. Casler received a B.S. and a M.S. in mechanical engineering from the Massachusetts Institute of Technology.

         Charles S. Duncheon has served as the Company's Senior Vice President of Marketing and Sales since September 1988. From May 1984 to May 1987, he served as the Company's General Sales Manager and from May 1987 to September 1988 as Vice President of North American Sales. Prior to that time, Mr. Duncheon served in various marketing positions with Fared Robot Systems, Inc., a robot company, and in various engineering and manufacturing positions at Monsanto Corporation, an international chemicals company. Mr. Duncheon received a B.S. in industrial engineering from Purdue University and a M.B.A. from Southern Illinois University.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated by reference from the section captioned "Market and Stock Price Data" contained in the Company's
1998 Annual Report to Shareholders for the fiscal year ended June 30, 1998, portions of which are filed as Exhibit 13.1 hereto (the "Annual Report to Shareholders").


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference to page 11 of the Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference to page 14 of the Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is incorporated by reference to page 26 of the Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors" contained in the Company's Proxy Statement related to the Annual Meeting of Shareholders to be held November 5, 1998 to be filed by the Company with the Securities and Exchange Commission within 120 days of the end of the Company's fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements

                  The  following   financial   statements  are  incorporated  by
                  reference in Item 8 of this Report:

                  Ernst & Young, LLP, Independent Auditors' Report
                  Consolidated Balance Sheets at June 30, 1998 and 1997 Consolidated Statements of Income for the years ended June 30,
                     1998, 1997 and 1996
                  Consolidated  Statements of Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996
                  Consolidated Statements of Cash Flows for the years ended June
                     30, 1998, 1997 and 1996
                  Notes to Consolidated Financial Statements

         (a)(2)   Financial Statement Schedules
                  II    -  Valuation and Qualifying Accounts

                  Additional  schedules  are  not  required  under  the  related schedule instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits


                  3.1(1)     Restated   Articles   of   Incorporation   of   the
                             Registrant.
                  3.2(1)     Bylaws of the Registrant, as amended to date.
                  10.1(1)    1983 Stock Incentive Program, and form of Agreement
                             thereto.
                  10.2(2)    1993 Stock Plan as amended,  and form of  agreement
                             thereto.
                  10.3(2)    1995 Employee Stock  Purchase Plan as amended,  and
                             form of agreements thereto.
                  10.4(2)    1995 Director  Option Plan as amended,  and form of
                             agreement thereto.
                  10.5(1)    Form  of  Indemnification   Agreement  between  the
                             Registrant and its officers and directors.
                  10.6.1(1)  Lease   Agreement   between  the   Registrant   and
                             Technology  Associates  I dated July 18,  1986,  as
                             amended.
                  10.6.2(1)  Office Building Lease between Registrant and Puente
                             Hills  Business  Center II dated May 20,  1993,  as
                             amended.
                  10.6.3(1)  Standard   Office  Lease  -  Gross   between  SILMA
                             Incorporated  and South  Bay/Copley  Joint  Venture
                             dated November 11, 1992.
                  10.6.4(2)  Fifth  Amendment to Lease  between  Registrant  and
                             Metropolitan  Life  Insurance  Company  dated as of
                             December 5, 1996.
                  10.7(1)    Loan  Payoff  Plan  dated  August 3,  1993  between
                             Registrant and Charles Duncheon.
                  10.8       Offer  Letter  between  the  Registrant  and  Marcy
                             Alstott dated February 19, 1998, as amended.
                  10.8.1     Promissory   Note  between   Registrant  and  Marcy
                             Alstott dated April 27, 1998.
                  10.9       Lease  Agreement dated as of April 30, 1998 between
                             the   Registrant   and  the  Joseph  and  Eda  Pell
                             Revocable Trust dated August 18, 1989.
                  10.10      Lease  Agreement  dated  June 1, 1998  between  the
                             Registrant and Technology Centre Associates LLC for
                             the  premises  located at 180 Rose Orchard Way, San
                             Jose, California.
                  10.10.1    First  Amendment to Lease  Agreement  dated June 1,
                             1998 between the Registrant  and Technology  Centre
                             Associates LLC dated July 31, 1998.
                  10.10.2    Sublease  between the  Registrant  and Ascent Logic
                             Corporation dated as of July 31, 1998.
                  13.1       Portions   of   Registrant's   Annual   Report   to
                             Shareholders  for the  fiscal  year  ended June 30,
                             1998.
                  21.1       Subsidiaries of the Registrant.
                  23.1       Consent of Ernst & Young LLP.
                  24.1       Power of Attorney (See Page 30).
                  27.1       Financial Data Schedule.
-----------------

1 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

2 Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as filed with the Commission on September 26, 1997.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedules. See Item 14(a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ADEPT TECHNOLOGY, INC.


                                                  By: /s/ Brian R. Carlisle
                                                      --------------------------
                                                      Brian R. Carlisle
                                                      Chairman of the Board of
                                                      Directors and Chief
                                                      Executive Officer

Date:  September 28, 1998


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

---------------------------------------     -----------------------------------------------    ------------------
           Signature                                         Title                                  Date
           ---------                                         -----                                  ----
/s/ Brian R. Carlisle                       Chairman of the Board of Directors and Chief       September 28, 1998
---------------------------------------     Executive Officer (Principal Executive Officer)
(Brian R. Carlisle)


/s/ Betsy  A. Lange                         Vice President, Finance and Chief Financial        September 28, 1998
---------------------------------------     Officer (Principal Financial and Accounting
(Betsy A. Lange)                            Officer)




---------------------------------------     -----------------------------------------------    ------------------
           Signature                                         Title                                  Date
           ---------                                         -----                                  ----

/s/ Bruce E. Shimano                        Vice President, Research and Development,          September 28, 1998
---------------------------------------     Secretary and Director
(Bruce E. Shimano)


/s/ Ronald E. F. Codd                       Director                                           September 28, 1998
---------------------------------------
(Ronald E. F. Codd)


/s/ Michael P. Kelly                        Director                                           September 28, 1998
---------------------------------------
(Michael P. Kelly)


/s/ Cary R. Mock                            Director                                           September 28, 1998
---------------------------------------
(Cary R. Mock)


/s/ John E. Pomeroy                         Director                                           September 28, 1998
---------------------------------------
(John E. Pomeroy)

                                                                                                                         SCHEDULE II


                                                       ADEPT TECHNOLOGY, INC.
                                                 VALUATION AND QUALIFYING ACCOUNTS
                                                           (in thousands)

                                                                       Balance          Additions
                                                                         at             Charged to                          Balance
                                                                      Beginning         Costs and                           at End
        Description                                                   of Period         Expenses        Deductions (1)     of Period
        -----------                                                   ---------         --------        --------------     ---------
Year ended June 30, 1996:
          Allowance for doubtful accounts                                $482              $277              $294              $465

Year ended June 30, 1997:
          Allowance for doubtful accounts                                 465               129               145               449

Year ended June 30, 1998:
          Allowance for doubtful accounts                                 449               346               343               452


-----------------
(1) Includes write offs net of recoveries.

   Exhibits


                  3.1(1)     Restated   Articles   of   Incorporation   of   the
                             Registrant.
                  3.2(1)     Bylaws of the Registrant, as amended to date.
                  10.1(1)    1983 Stock Incentive Program, and form of Agreement
                             thereto.
                  10.2(2)    1993 Stock Plan as amended,  and form of  agreement
                             thereto.
                  10.3(2)    1995 Employee Stock  Purchase Plan as amended,  and
                             form of agreements thereto.
                  10.4(2)    1995 Director  Option Plan as amended,  and form of
                             agreement thereto.
                  10.5(1)    Form  of  Indemnification   Agreement  between  the
                             Registrant and its officers and directors.
                  10.6.1(1)  Lease   Agreement   between  the   Registrant   and
                             Technology  Associates  I dated July 18,  1986,  as
                             amended.
                  10.6.2(1)  Office Building Lease between Registrant and Puente
                             Hills  Business  Center II dated May 20,  1993,  as
                             amended.
                  10.6.3(1)  Standard   Office  Lease  -  Gross   between  SILMA
                             Incorporated  and South  Bay/Copley  Joint  Venture
                             dated November 11, 1992.
                  10.6.4(2)  Fifth  Amendment to Lease  between  Registrant  and
                             Metropolitan  Life  Insurance  Company  dated as of
                             December 5, 1996.
                  10.7(1)    Loan  Payoff  Plan  dated  August 3,  1993  between
                             Registrant and Charles Duncheon.
                  10.8       Offer  Letter  between  the  Registrant  and  Marcy
                             Alstott dated February 19, 1998, as amended.
                  10.8.1     Promissory   Note  between   Registrant  and  Marcy
                             Alstott dated April 27, 1998.
                  10.9       Lease  Agreement dated as of April 30, 1998 between
                             the   Registrant   and  the  Joseph  and  Eda  Pell
                             Revocable Trust dated August 18, 1989.
                  10.10      Lease  Agreement  dated  June 1, 1998  between  the
                             Registrant and Technology Centre Associates LLC for
                             the  premises  located at 180 Rose Orchard Way, San
                             Jose, California.
                  10.10.1    First  Amendment to Lease  Agreement  dated June 1,
                             1998 between the Registrant  and Technology  Centre
                             Associates LLC dated July 31, 1998.
                  10.10.2    Sublease  between the  Registrant  and Ascent Logic
                             Corporation dated as of July 31, 1998.
                  13.1       Portions   of   Registrant's   Annual   Report   to
                             Shareholders  for the  fiscal  year  ended June 30,
                             1998.
                  21.1       Subsidiaries of the Registrant.
                  23.1       Consent of Ernst & Young LLP.
                  24.1       Power of Attorney (See Page 30).
                  27.1       Financial Data Schedule.
-----------------

1 Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

2 Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as filed with the Commission on September 26, 1997.

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

     (c) Exhibits. See Item 14(a)(3) above.

     (d) Financial Statement Schedules. See Item 14(a)(2) above.