Form 10-Q
period 1998-09-26
ADEPT TECHNOLOGY INC
filed 1998-11-10
CIK 865415

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


               California                               94-2900635
----------------------------------------  --------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)


          150 Rose Orchard Way
          San Jose, California                              95134
----------------------------------------  --------------------------------------
(Address of Principal executive offices)                  Zip Code)

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

The number of shares of the Registrant's common stock outstanding as of September 26, 1998 was 8,533,824.


--------------------------------------------------------------------------------


                                               ADEPT TECHNOLOGY, INC.

                                                        INDEX



                                                                                                               Page
                                                                                                               ----
                                                                                                                    >
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  September 26, 1998 and June 30, 1998........................................................    3


                Condensed Consolidated Statements of Income
                  Three months ended September 26, 1998 and September 27, 1997................................    4


                Condensed Consolidated Statements of Cash Flows
                  Three months ended September 26, 1998 and September 27, 1997................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9



PART II - OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders ............................................   19


    Item 6.   Exhibits and Reports on Form 8-K................................................................   19

              Signatures......................................................................................   20

              Index to Exhibits...............................................................................   21


                                          ADEPT TECHNOLOGY, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                              (in thousands)
                                                                          September 26,       June 30,
                                                                             1998               1998 (1)
                                                                       -------------        -------------
                                                                         (unaudited)           (audited)
ASSETS

Current assets:
     Cash and cash equivalents                                         $      8,529         $      9,603
     Short-term investments                                                  12,186               11,300
     Accounts receivable, less allowance for doubtful accounts of
        $549 at September 26, 1998 and $452 at June 30, 1998                 19,293               19,904
     Inventories                                                             14,487               15,190
     Deferred tax assets and prepaid expenses                                 4,712                4,766
                                                                       -------------        -------------
           Total current assets                                              59,207               60,763

Property and equipment at cost                                               22,656               22,138
Less accumulated depreciation and amortization                               16,495               16,285
                                                                       -------------        -------------
Net property and equipment                                                    6,161                5,853


Other assets                                                                  1,577                1,342
                                                                       -------------        -------------
           Total assets                                                $     66,945         $     67,958
                                                                       =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                  $      5,917         $      5,226
     Other accrued liabilities                                                9,471               10,063
                                                                       -------------        -------------

           Total current liabilities                                         15,388               15,289

Commitments and contingencies Shareholders' equity:
     Preferred stock, no par value:
        5,000 shares authorized, none issued and outstanding                      -                    -
     Common stock, no par value:
        25,000 shares authorized; 8,534 and 8,723 issued and
           outstanding at September 26, 1998 and June 30, 1998,
           respectively                                                      48,864               50,225
     Retained earnings                                                        2,693                2,444
                                                                       -------------        -------------
           Total shareholders' equity                                        51,557               52,669
                                                                       -------------        -------------

           Total liabilities and shareholders' equity                  $     66,945         $     67,958
                                                                       =============        =============

(1)     Amount derived from the Company's audited financial statements for the year ended June 30, 1998


                  See accompanying notes to condensed consolidated financial statements.

                                          ADEPT TECHNOLOGY, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                (unaudited)
                                   (in thousands, except per share data)
                                                                              Three months ended
                                                                      ------------------------------------
                                                                      September 26,          September 27,
                                                                           1998                  1997
                                                                      --------------        --------------
Net revenues                                                          $      20,197         $      25,982
Cost of revenues                                                             11,296                14,971
                                                                      --------------        --------------
Gross margin                                                                  8,901                11,011
Operating expenses:
      Research, development and engineering                                   2,471                 2,382
      Selling, general and administrative                                     5,659                 6,579
                                                                      --------------        --------------
Total operating expenses                                                      8,130                 8,961
                                                                      --------------        --------------

Operating income                                                                771                 2,050

Interest income, net                                                            215                   256
                                                                      --------------        --------------

Income before provision for income taxes                                        986                 2,306

Provision for income taxes                                                      394                   923
                                                                      --------------        --------------

Net income                                                            $         592         $       1,383
                                                                      ==============        ==============

Basic net income per share                                            $         .07         $         .17
                                                                      ==============        ==============

Diluted net income per share                                          $         .07         $         .16
                                                                      ==============        ==============

Shares used in computing basic net income per share                           8,655                 8,265
                                                                      ==============        ==============

Shares used in computing diluted net income per share                         8,706                 8,829
                                                                      ==============        ==============

     See accompanying notes to condensed consolidated financial statements.

                                       4

                                        ADEPT TECHNOLOGY, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                                              (unaudited)
                                            (in thousands)

                                                                            Three months ended
                                                                      -------------------------------
                                                                      September 26,     September 27,
                                                                          1998              1997
                                                                      -------------     -------------
Operating activities
     Net income                                                       $        592      $      1,383
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                         743               719
         (Gain)/ loss on disposal of property and equipment                     (2)               95
         Tax benefit from stock plans                                            -                53
         Changes in operating assets and liabilities:
             Accounts receivable                                               611            (3,488)
             Inventories                                                       540               307
             Deferred tax assets and prepaid expenses                           54               (71)
             Other assets                                                     (235)              429
             Accounts payable                                                  691             2,630
             Accrued liabilities                                              (605)            1,196
                                                                      -------------     -------------
         Total adjustments                                                   1,797             1,870
                                                                      -------------     -------------
     Net cash provided by operating activities                               2,389             3,253
                                                                      -------------     -------------

Investing activities
     Purchase of property and equipment, net                                  (882)             (730)
     Proceeds from sale of property and equipment                                9                15
     Sales of long-term available for sale investments                           -             1,000
     Purchases of short-term available for sale investments                 (5,686)           (4,012)
     Sales of short-term available for sale investments                      4,800             6,466
                                                                      -------------     -------------
     Net cash provided by (used in) investing activities                    (1,759)            2,739
                                                                      -------------     -------------

Financing activities
     Proceeds from employee stock incentive program                            205               145
     Repurchase of common stock                                             (1,909)                -
                                                                      -------------     -------------
     Net cash provided by (used in) financing activities                    (1,704)              145
                                                                      -------------     -------------

Increase (decrease) in cash and cash equivalents                            (1,074)            6,137
Cash and cash equivalents, beginning of period                               9,603            11,101
                                                                      -------------     -------------
Cash and cash equivalents, end of period                              $      8,529      $     17,238
                                                                      =============     =============


Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax   $        176      $         68
Cash paid during the period for:
     Interest                                                         $          1      $          5
     Taxes                                                            $        215      $        616

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



1.   General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 1998. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 1999 or for any other future period.

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


         At  September  26,  1998  and  June  30,  1998,  all of  the  Company's
         investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1998 and the three months ended September 26, 1998, realized and unrealized gains and losses on available for sale investments were not material.

3.   Inventories

         Inventories are summarized as follows:
                                                     September 26,     June 30,
                                                         1998            1998
                                                      ---------        ---------

                  Raw materials                       $   7,252        $   7,407
                  Work-in-process                         4,050            4,916
                  Finished goods                          3,185            2,867
                                                      ---------        ---------

                                                      $  14,487        $  15,190
                                                      =========        =========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)



4.   Property and Equipment

         Cost of property and equipment is summarized as follows:

                                                   September 26,       June 30,
                                                       1998              1998
                                                     ---------        ---------

                  Machinery and equipment            $  12,861        $  12,395
                  Computer equipment                     7,037            7,040
                  Office furniture and equipment         2,758            2,703
                                                     ---------        ---------
                                                     $  22,656        $  22,138
                                                     =========        =========

5.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

6.   Repurchase of Shares

         In August 1998, the Board of Directors (Board) authorized the Company to repurchase up to 450,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. During the first quarter of fiscal 1999 the Company repurchased 277,500 shares at an average per share price of $6.88. The Company may, from time to time, continue to repurchase additional shares, subject to the 450,000 aggregate share limitation.

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

                             ADEPT TECHNOLOGY, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

         The  following  table sets forth the  computation  of basic and diluted earnings per share:
                                                                                   Three months ended
                                                                       ------------------------------------------
                                                                       September 26,                September 27,
                                                                           1998                         1997
                                                                         ---------                   ---------
          Numerator:
                Net income                                               $     592                   $   1,383
                                                                         ---------                   ---------

                For basic and diluted earnings per share
                  - income available to common
                        stockholders                                     $     592                   $   1,383
                                                                         =========                   =========

          Denominator:
                For basic earnings per share
                  - weighted average shares                                  8,655                       8,265

                Effect of dilutive securities
                  - employee stock options                                      51                         564
                                                                         ---------                   ---------

                For diluted earnings per share
                  - adjusted weighted average shares
                        and assumed conversion                               8,706                       8,829
                                                                         =========                   =========


8.   Impact of Recently Issued Accounting Standards

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130), "Reporting Comprehensive Income". This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of prior periods for comparison purposes is required. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity if material, to be included in other comprehensive income. The Company adopted FAS 130 in the quarter ended September 26, 1998 and comprehensive income is materially the same as net income in the accompanying condensed consolidated statements of income.

         In addition, during June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131), "Disclosures About Segments of an Enterprise and Related Information". This statement replaces Statement No. 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and will be adopted by the Company for the year ended June 30, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

9.   Reclassification

         Certain amounts presented in the financial statements for fiscal 1997 have been reclassified to conform to the presentation for fiscal 1998.

                             ADEPT TECHNOLOGY, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors Affecting Future Operating Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998, in particular the section titled "Factors Affecting Future Operating Results".


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. The Company has also expanded its channel of system integrators and its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues, and international sales comprise a significant portion of the Company's revenues.

The Company sells its products through system integrators, its direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to the Company's products, thereby enabling the Company to provide solutions to a diversified industry base, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. Net revenues have increased in each of the Company's last four fiscal years; however, the rates of increase have varied substantially from year to year, and there can be no assurance that the Company's net revenues will continue to grow or that the Company will be profitable in future periods. Additionally, the Company's net revenues have declined in each of the last three fiscal quarters. Accordingly, the Company's historical results of operations should not be relied upon as an indication of future performance.


Results of Operations

Three Month Periods Ended September 26, 1998 and September 27, 1997

Net revenues. The Company's net revenues decreased by 22.3% to $20.2 million for the three months ended September 26, 1998 from $26.0 million for the three months ended September 27, 1997. The decrease in net revenues for the three months ended September 26, 1998 was primarily due to decreased product sales, including robot and motion controller sales, and decreased service and upgrade revenues. The decrease in revenue was partially offset by an increase in software revenue. The revenue decline was seen throughout the markets and industries the Company serves. The Company can not estimate when or if a revival in its key hardware markets will occur.

                             ADEPT TECHNOLOGY, INC.


International sales, including sales to Canada, were $9.6 million or approximately 47.5% of net revenues for the three months ended September 26, 1998 as compared with $10.3 million or 39.5% of net revenues for the three months ended September 27, 1997. While the Company's direct sales into the Asian-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region has affected certain domestic customers who have seen their Asian-Pacific revenues decline. This was a leading cause in the Company's declining revenue growth for the period ending September 26, 1998 relative to the three month period of the prior fiscal year. Because international revenues constitute a significant portion of the Company's net revenues, adverse economic conditions or instability in foreign markets where the Company operates directly can be expected to have an adverse effect on the Company's revenues and results of operations. In addition, and as noted above, fluctuations in economic conditions internationally can also affect the Company's revenues and operating results indirectly to the extent significant customers of the Company (or industry segments on which the Company is significantly dependent) are affected by such international fluctuations.

Gross margin. Gross margin percentage was 44.1% for the three months ended September 26, 1998 compared to 42.4% for the three months ended September 27, 1997. The increase in gross margin percentage for the three months ended September 26, 1998 was attributable primarily to increased sales of higher margin software products, and to a lesser extent, to lower cost of sales on product revenue. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses increased by 3.7% to $2.5 million or 12.2% of net revenues for the three months ended September 26, 1998 from $2.4 million or 9.2% of net revenues for the three months ended September 27, 1997. The increase in the three month period was primarily due to increases in facilities expenses and depreciation on capital equipment. Research, development and engineering expenses for the three months ended September 26, 1998 were partially offset by $143,000 of third party development funding as compared with $165,000 of third party development funding for the three months ended September 27, 1997. The Company expects that it will continue to receive third party development funding from the government as well as other third parties during fiscal 1999. There can be no assurance, however, that any funds budgeted by the government or other third parties for the Company's development projects will not be curtailed or eliminated at any time. Research, development and engineering expenses as a percentage of net revenues fluctuated due to the relative decline in the level of net revenues in the three months ended September 26, 1998 as compared to the same period in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses decreased 14.0% to $5.7 million or 28.0% of net revenues for the three months ended September 26, 1998, as compared with $6.6 million or 25.3% of net revenues for the three months ended September 27, 1997. The decreased level of spending for the three months ended September 26, 1998 was primarily attributable to lower headcount and compensation related expenses including commissions, and to a lesser extent, foreign currency gains on balance sheet remeasurement and the closure of the Company's Japan office. Selling, general and administrative expenses as a percentage of net revenues fluctuated due to the relative decline in the level of net revenues in the three months ended September 26, 1998 as compared to the same period in the prior year. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

Interest Income, Net. Interest income, net for the three months ended September 26, 1998 was $215,000, compared to $256,000 for the three months ended September 27, 1997. The decrease in net interest income was due to a higher concentration of tax advantaged investments yielding lower gross interest income in the first quarter of fiscal 1999.

Provision for Income Taxes. The Company's effective tax rate for the three month periods ended September 26, 1998 and September 27, 1997 was 40%.

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

Liquidity and Capital Resources

As of September 26, 1998, the Company had working capital of approximately $43.8 million, including $8.5 million in cash and cash equivalents and $12.2 million in short-term investments.

The Company's cash requirements during the three months ended September 26, 1998 were met primarily through cash provided by operations. Cash, cash equivalents and investments decreased $188,000 from June 30, 1998, primarily as a result of $1.7 million of cash used in financing activities including $1.9 million of cash used to repurchase common stock, and to a lesser extent, to $882,000 of capital expenditures, offset by $2.4 million of cash generated from operating activities. Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, and decreased accounts receivable and inventory.

The Company currently anticipates capital expenditures of approximately $3.5 million during fiscal 1999, including approximately $800,000 for test fixtures, tooling and other factory investments, approximately $600,000 for MIS equipment and approximately $2.1 million for laboratory and other equipment. Included in the MIS expenditures are costs associated with an enterprise resource planning software system which is intended in part to address issues concerning Year 2000 compliance with the Company's internal MIS systems. This system, if successfully implemented, is expected to make the Company compliant in regards to Year 2000.

The Company believes that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

FACTORS AFFECTING FUTURE OPERATING RESULTS

FLUCTUATING OPERATING RESULTS

The Company's operating results have been historically and will continue to be subject to significant quarterly and annual fluctuations due to a number of factors, including fluctuations in capital spending domestically and internationally or in one or more industries to which the Company sells its products, new product introductions by the Company or its competitors, changes in product mix and pricing by the Company, its suppliers or its competitors, availability of components and raw materials, failure to manufacture a sufficient volume of products in a timely and cost-effective manner, failure to anticipate changing customer product requirements, lack of market acceptance or shifts in the demand for the Company's products, changes in the mix of sales by distribution channel, changes in the spending patterns of the Company's customers and extraordinary events such as litigation or acquisitions. The Company's gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors and higher margin software products.

                             ADEPT TECHNOLOGY, INC.


The Company's operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, the Company's operations during the third and fourth quarters of fiscal 1998 and the first quarter of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. In connection with that downturn, the Company was forced to affect a restructuring program in the fourth quarter of fiscal 1998. The Company can not estimate when or if a revival in these key hardware markets will occur. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period.
Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. In addition, in the event that in some future fiscal quarter the Company's net revenues or operating results were below the expectations of public market analysts and investors, the price of the Company's common stock could be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

SEASONALITY IN ORDERS

The  Company  has   experienced  and  is  expected  to  continue  to  experience seasonality in product bookings. The Company has historically had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. In the past, the Company has generally been able to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter were lower than anticipated and the Company's backlog at the end of the June fiscal quarter was insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected. For example, as a result of reduced product bookings in the quarters ending June 30, 1998 and September 26, 1998, net revenues fell in the quarter ended September 26, 1998. In addition, during fiscal 1998 as a whole, the Company's revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. The Company also believes that backlog is not a useful measure of anticipated activity or future revenues, because the orders constituting the Company's backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer.

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

CYCLICALITY OF CAPITAL SPENDING

Intelligent automation systems utilizing the Company's products can range in price from $75,000 to several million dollars. Accordingly, the Company's success is directly dependent upon the capital expenditure budgets of its customers. The Company's future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of the Company's international customers are not in the Asian-Pacific region, the Company believes that continuing instability in the Asian-Pacific economies could also have a material adverse effect on the results of the Company's operations as a result of a reduction in sales by the Company's customers to those

                             ADEPT TECHNOLOGY, INC.


markets. Domestic or international recessions or a downturn in one or more of the Company's major markets, such as the electronics, telecommunications, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, material adverse impact on the Company's business, financial condition and results of operations.

SOLE OR SINGLE SOURCES OF SUPPLY AND LENGTHY PROCUREMENT LEAD TIMES

The Company obtains many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom the Company has no guaranteed supply arrangements. In addition, certain of the sole or single sourced components and mechanical subsystems incorporated into the Company's products have long procurement lead times. The Company's reliance on sole or single source suppliers involves several significant risks, including loss of control over the manufacturing process, the potential absence of adequate supplier capacity, potential inability to obtain an adequate supply of required components, materials or mechanical subsystems and reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems. In the event that any significant sole or single source supplier was unable or unwilling to manufacture certain components, materials or mechanical subsystems in required volumes, the Company would be required to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and there can be no assurance that any additional sources would be available to the Company on a timely basis or on acceptable terms. If supplies of such items were not available from the Company's existing suppliers and a relationship with an alternative vendor could not be timely developed, shipments of the Company's products could be interrupted and reengineering of such products could be required.

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

COMPETITION

The market for intelligent automation products is highly competitive. The Company competes with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Some of the Company's competitors have substantially greater financial, technical, marketing and other resources than the Company. Although to date the Company's competitors have not offered a broad range of intelligent automation products, it is possible that one or more of these competitors may in the future, through acquisitions or otherwise, offer a more comprehensive line of products which are competitive with the Company's. In addition, the Company may in the future face competition from new entrants in one or more of its markets.

Many of the Company's competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with the Company's products for sales to other customers. Certain of these large manufacturing companies have greater flexibility in pricing than the

                             ADEPT TECHNOLOGY, INC.


Company, because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. There can be no assurance that any of the Company's competitors will not seek to expand its presence in other markets in which the Company competes.

The Company's principal competitors in the market for motion control systems include Allen-Bradley Co. ("Allen-Bradley"), a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, the Company faces motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, the Company's competitors include Tecnomatix Technologies, Inc., an Israeli company which sells mostly to major automotive manufacturers and Deneb Robotics Inc., a subsidiary of Dassault Systemes. In the machine vision market, the Company faces competition from Cognex Corporation, Robotic Vision Systems, Inc. and Allen-Bradley.

There can be no assurance that current or potential competitors of the Company will not develop products comparable or superior in terms of price and performance features to those developed by the Company or adapt more quickly than the Company to new or emerging technologies and changes in customer requirements. In addition, no assurance can be given that the Company will not be required to make substantial additional investments in connection with its research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, or that the Company will be able to compete successfully in the future. Increased competitive pressure could result in a loss of sales or market share or cause the Company to lower prices for its products, any of which could materially adversely affect the Company's business, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND NEW PRODUCT DEVELOPMENT

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. The Company's ability to remain competitive and its future success will depend in significant part upon the technological quality of its products and processes relative to those of its competitors and its ability both to continue to develop new and enhanced products and to introduce such products at competitive prices and on a timely and cost-effective basis. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or in enhancing its existing products on a timely basis or at all, or that such new or enhanced products will achieve market acceptance. The failure to successfully select, develop and manufacture new products, or to timely enhance its existing technologies and meet customers' technical specifications for any new products or enhancements, or to successfully market new products, could materially adversely affect the Company's business, financial condition and results of operations. New technology or product introductions by the Company's competitors could also cause a decline in sales or loss of market acceptance for the Company's existing products or force the Company to significantly reduce the prices of its existing products. The failure of the Company to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenues from existing products or to manage product and related inventory transitions successfully could have a material adverse effect on the Company's business, financial condition and results of operations. The success of the Company in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of the Company's products, significant delays may occur between a product's initial introduction and commencement of the Company's volume production. The Company has from time to time experienced delays in the introduction of, and certain technical and manufacturing difficulties with, certain of its products and the Company may experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements.

The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and enhancements that keep pace with technological developments and address the needs of its customers. The development and commercialization of new products involve many risks, including the identification of new product opportunities, the retention and hiring of

                             ADEPT TECHNOLOGY, INC.


appropriate research and development personnel, the definition of the product's technical specifications and the successful completion of the development process. Other risks would include the successful marketing of the product, the risk of having customers embrace new technological advances, additional customer service costs associated with supporting new product introductions and additional customer service costs required for field upgrades. For example, the Company is currently in the process of releasing its new AdeptWindows Controller "AWC." This product includes significant new networking, communications, and control technology. Due to these technological advances, the AWC substantially changes how customers interface this product to their work cells and factory control systems. There can be no assurance that the development of these products will be completed in a timely manner or that such products will achieve acceptance in the market. The development of these products has required, and will require, the Company to expend significant financial and management resources. If the Company is unable to successfully develop these or other new products that respond to customer requirements or technological changes, the Company's business, financial condition and results of operations would be materially adversely affected.

SOFTWARE DEFECTS

New or existing software products or enhancements may contain errors or performance problems when first introduced, when new versions or enhancements are released or even after such products or enhancements have been used in the marketplace for a period of time. Despite testing by the Company, such defects may be discovered only after a product has been installed and used by customers. There can be no assurance that such errors or performance problems will not be discovered in future shipments of the Company's products. Such errors could result in expensive and time consuming design modifications or large warranty charges, damage customer relationships and result in loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON SYSTEM INTEGRATORS

A substantial portion of the Company's sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and the Company has from time to time experienced difficulty in collecting payments from certain of these companies. To the extent the Company is unable to mitigate this risk of collections from system integrators, the Company's results of operations may be materially adversely affected. Furthermore, the Company's relationships with its system integrators are generally not exclusive, and some of these system integrators may expend a significant amount of effort or give higher priority to selling products of the Company's competitors. There can be no assurance that any of these system integrators will not discontinue its relationship with the Company or form additional competing arrangements with the Company's competitors. The Company believes that its ability to sell products to system integrators will continue to be important to the Company's success. Although to date none of the Company's system integrators has accounted for a material percentage of the Company's net revenues, the loss of, or a significant reduction in revenues from, system integrators to which the Company sells a significant amount of its product could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as the Company enters new geographic and applications markets, it must locate system integrators to assist the Company in building sales in those markets. There can be no assurance that the Company will be successful in obtaining effective new system integrators or in maintaining sales relationships with them. In the event a number of the Company's system integrators experience financial problems, terminate their relationships with the Company or substantially reduce the amount of the Company's products they sell, or in the event the Company fails to build an effective systems integrator channel in any new markets, the Company's business, financial condition and results of operations could be materially adversely affected.

INTERNATIONAL SALES AND PURCHASES

Net revenues from international sales, including sales to Canada, have accounted for a significant portion of the Company's net revenues. In the first quarter of fiscal year 1999 and in each of the fiscal years 1998, 1997 and

                             ADEPT TECHNOLOGY, INC.


1996 net revenues from international sales accounted for approximately 47.5%, 40.5%, 35.8% and 39.4%, respectively, of the Company's net revenues. The Company anticipates that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. In addition, the Company currently purchases certain components and mechanical subsystems from foreign suppliers. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products. Foreign exchange fluctuations may render the Company's products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In addition, because substantially all of the Company's foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to system integrators who incorporate the Company's products into systems sold and installed to end-user customers. The Company also makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the amount of yen-denominated purchases, the Company may engage in hedging transactions in the future. However, notwithstanding these precautions, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's business, financial condition and results of operations.

COMPLIANCE WITH INTERNATIONAL STANDARDS

The Company's hardware products are required to comply with European Union ("EU") Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives (laws) in certain European countries, including United Kingdom, France, Germany and Italy. The EU mandates that the Company's products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines (Standards) in support of these directives. These Standards can change and are subject to varying interpretation. New Standards impacting machinery design go into effect each year. To date, the Company has retained TUV Rheinland to help certify that its VME controller-based products, including robots, meet applicable EU Directives and Standards. Although the Company's existing products meet the requirements of the applicable Directives, there can be no assurance that future products can be designed, within market window constraints, to meet the future requirements. In the event any of the Company's robot products or any other major hardware products do not meet the requirements of the directives, the Company would be unable to legally sell these products in Europe. The Company's financial condition and results of operations could be materially adversely affected.

                             ADEPT TECHNOLOGY, INC.


YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

In fiscal 1998, the Company commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. The Company has contacted its critical suppliers and major customers to determine whether the products obtained by the Company from such vendors or sold by the customer to third parties are Year 2000 compliant. The Company's suppliers and customers are under no contractual obligation to provide such information to the Company. In addition, the Company is presently implementing a Year 2000 compliant enterprise resource planning system from a third-party vendor and is also considering converting certain of its other software and systems to commercial products that are known to be Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems, which are deemed critical to the Company's business, are scheduled to be Year 2000 compliant by the end of calendar year 1998. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

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

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software of systems used in its internal operations. The Company has incurred costs of approximately $2.6 million and expects to incur in total, approximately $2.8 million in connection with its implementation of a new enterprise resource planning software system, which is Year 2000 compliant. Additionally, the Company has currently not developed a contingency plan related to Year 2000. There can be no assurances that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

                             ADEPT TECHNOLOGY, INC.


INTRODUCTION OF SINGLE EUROPEAN CURRENCY

The Company is in the process of addressing the issues raised by the introduction of the Single European Currency (the "Euro") as of January 1, 1999 and transition to full adoption as of January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 1999, provided the Company's new enterprise resource planning system is implemented as expected, and does not expect the costs of system modifications to be material. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY

The Company relies on a combination of patent, copyright and trade secret protection and nondisclosure agreements to protect its proprietary rights. There can be no assurance, however, that patent and copyright law and trade secret protection will be adequate to deter misappropriation of its technology, that any patents issued to the Company will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to the Company, or that the claims under any patent application will be allowed. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents issued to the Company. The Company may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will issue from currently pending or future applications or that the Company's existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to the Company. In addition, a substantial amount of the Company's sales are in international markets and there can be no assurance that foreign intellectual property laws will adequately protect the Company's intellectual property rights.

The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, the Company evaluates their merits. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's products or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. Any such litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that its use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1999, 1998, 1997 and 1996, there can be no assurance that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

                             ADEPT TECHNOLOGY, INC.


PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Shareholders on November 5, 1998, the shareholders approved the following actions:

a) Election of six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

        Brian R. Carlisle:      For:    7,907,571      Withheld:    78,274
        Bruce E. Shimano:       For:    7,911,349      Withheld:    74,496
        Michael P. Kelly:       For:    7,908,264      Withheld:    77,581
        Ronald E.F. Codd        For:    7,903,214      Withheld:    82,631
        Cary R. Mock:           For:    7,907,883      Withheld:    77,962
        John E. Pomeroy:        For:    7,906,638      Withheld:    79,207

b) Approval of (i) adoption of the 1998 Employee Stock Purchase Plan, (ii) reservation of 600,000 shares of Common Stock for issuance thereunder and
     (iii) an annual increase in the number of shares of Common Stock reserved for issuance thereunder, beginning on July 1, 1999, in an amount equal to the lesser of (x) 300,000 shares, (y) 3.0% of Common Stock outstanding as of the last day of the prior fiscal year or (z) such amount as may be determined by the Board of Directors.

        For:  3,987,581         Against:  615,551      Abstain:     35,115


c) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 1999.

        For:  7,943,927         Against:   18,113      Abstain:     23,803


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        a)    The  Exhibits  listed  on  the  accompanying   index   immediately
              following the signature page are filed as part of this report.

        b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended September 26, 1998.

                             ADEPT TECHNOLOGY, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ADEPT TECHNOLOGY, INC.





Date:    November 10, 1998                           By:  /s/ Brian R. Carlisle
                                                          ---------------------------------------------------------
                                                          Brian R. Carlisle
                                                          Chairman of the Board and Chief Executive Officer






Date:    November 10, 1998                           By:  /s/ Betsy A. Lange
                                                          ---------------------------------------------------------
                                                          Betsy A. Lange
                                                          Vice President of Finance and Chief Financial Officer



                             ADEPT TECHNOLOGY, INC.


                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
        EXHIBITS                                                            PAGE
--------------------------------------------------------------------------------


27.1    Financial Data Schedule.                                              22