Form 10-Q
period 1998-12-26
ADEPT TECHNOLOGY INC
filed 1999-02-09
CIK 865415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          California                                      94-2900635
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


       150 Rose Orchard Way
        San Jose, California                                 95134
----------------------------------------                   ----------
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

                               YES _X_       NO ___


The number of shares of the Registrant's common stock outstanding as of December 26, 1998 was 8,507,022.


--------------------------------------------------------------------------------

                             ADEPT TECHNOLOGY, INC.

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1. Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets
                December 26, 1998 and June 30, 1998..........................  3

              Condensed Consolidated Statements of Income
                Three and six month periods ended December 26, 1998 and
                December 27, 1997............................................  4

              Condensed Consolidated Statements of Cash Flows
                Three and six month periods ended December 26, 1998 and
                December 27, 1997...........................................   5

              Notes to Condensed Consolidated Financial Statements..........   6


    Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   9



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K..............................  20

              Signatures....................................................  20

              Index to Exhibits.............................................  21

                                                       ADEPT TECHNOLOGY, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                         December 26,       June 30,
                                                                                                            1998             1998(1)
                                                                                                           -------           -------
                                                                                                         (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                                             $ 8,941           $ 9,603
     Short-term investments                                                                                 11,921            11,300
     Accounts receivable, less allowance for doubtful accounts of
         $654 at December 26, 1998 and $452 at June 30, 1998                                                17,828            19,904
     Inventories                                                                                            12,665            15,190
     Deferred tax assets and prepaid expenses                                                                4,617             4,766
                                                                                                           -------           -------
            Total current assets                                                                            55,972            60,763

Property and equipment at cost                                                                              23,134            22,138
Less accumulated depreciation and amortization                                                              17,247            16,285
                                                                                                           -------           -------
Net property and equipment                                                                                   5,887             5,853

Other assets                                                                                                 1,786             1,342
                                                                                                           -------           -------
            Total assets                                                                                   $63,645           $67,958
                                                                                                           =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                                                      $ 3,884           $ 5,226
     Other accrued liabilities                                                                               8,198            10,063
                                                                                                           -------           -------

            Total current liabilities                                                                       12,082            15,289

Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value:
         5,000 shares authorized, none issued and outstanding                                                 --                --
     Common stock, no par value:
         25,000 shares authorized; 8,507 and 8,723 issued and outstanding
            at December 26, 1998 and June 30, 1998, respectively                                            48,577            50,225
     Retained earnings                                                                                       2,986             2,444
                                                                                                           -------           -------
            Total shareholders' equity                                                                      51,563            52,669
                                                                                                           -------           -------
            Total liabilities and shareholders' equity                                                     $63,645           $67,958
                                                                                                           =======           =======

(1) Amounts derived from the Company's audited financial statements for the year ended June 30, 1998.

     See accompanying notes to condensed consolidated financial statements.


                                                       ADEPT TECHNOLOGY, INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (in thousands, except per share data)
                                                            (unaudited)

                                                                               Three months ended             Six months ended
                                                                             ----------------------        ----------------------
                                                                          December 26,   December 27,   December 26,   December 27,
                                                                              1998           1997           1998           1997
                                                                             -------        -------        -------        -------
Net revenues                                                                 $19,398        $26,464        $39,595        $52,446
Cost of revenues                                                              10,469         14,945         21,765         29,916
                                                                             -------        -------        -------        -------
Gross margin                                                                   8,929         11,519         17,830         22,530
Operating expenses:
     Research, development and engineering                                     2,691          2,647          5,162          5,029
     Selling, general and administrative                                       5,454          6,499         11,113         13,078
     Nonrecurring compensation charge                                                           675                           675
                                                                             -------        -------        -------        -------
Total operating expenses                                                       8,145          9,821         16,275         18,782
                                                                             -------        -------        -------        -------

Operating income                                                                 784          1,698          1,555          3,748

Interest income, net                                                             233            230            448            486
                                                                             -------        -------        -------        -------

Income before provision for income taxes                                       1,017          1,928          2,003          4,234

Provision for income taxes                                                       407            771            801          1,694
                                                                             -------        -------        -------        -------

Net income                                                                   $   610        $ 1,157        $ 1,202        $ 2,540
                                                                             =======        =======        =======        =======

Net income per share                                                         $   .07        $   .14        $   .14        $   .31
                                                                             =======        =======        =======        =======

Net income per share - assuming dilution                                     $   .07        $   .13        $   .14        $   .29
                                                                             =======        =======        =======        =======

Shares used in computing basic net income per share                            8,559          8,375          8,607          8,320
                                                                             =======        =======        =======        =======

Shares used in computing diluted net income per share                          8,633          8,961          8,669          8,895
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

                                                       ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                            (unaudited)

                                                                                                             Six months ended
                                                                                                       ----------------------------
                                                                                                     December 26,       December 27,
                                                                                                         1998                1997
                                                                                                       --------            --------
Operating activities
     Net income                                                                                        $  1,202            $  2,540
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                                    1,560               1,471
         (Gain) loss on disposal of property and equipment                                                   (6)                 96
         Tax benefit from stock plans                                                                                            53
         Nonrecurring compensation charge                                                                                       675
         Changes in operating assets and liabilities:
             Accounts receivable                                                                          2,076              (2,985)
             Inventories                                                                                  2,253              (1,622)
             Deferred tax assets and prepaid expenses                                                       149                (809)
             Other assets                                                                                  (473)                372
             Accounts payable                                                                            (1,342)              4,047
             Other accrued liabilities                                                                   (1,888)                210
                                                                                                       --------            --------
         Total adjustments                                                                                2,329               1,508
                                                                                                       --------            --------
     Net cash provided by operating activities                                                            3,531               4,048
                                                                                                       --------            --------

Investing activities
     Purchase of property and equipment, net                                                             (1,274)             (1,931)
     Proceeds from sale of property and equipment                                                            10                  44
     Proceeds from sale of long-term available for sale investments                                                           1,000
     Purchases of short-term available for sale investments                                             (12,006)             (7,012)
     Proceeds from sale of short-term available for sale investments                                     11,385               9,929
                                                                                                       --------            --------
     Net cash provided by (used in) investing activities                                                 (1,885)              2,030
                                                                                                       --------            --------

Financing activities
     Proceeds from employee stock incentive program
         and employee stock purchase plan                                                                   886                 945
     Repurchase of common stock                                                                          (3,194)
                                                                                                       --------            --------
     Net cash provided by (used in) financing activities                                                 (2,308)                945
                                                                                                       --------            --------

Increase (decrease) in cash and cash equivalents                                                           (662)              7,023

Cash and cash equivalents, beginning of period                                                            9,603              11,101
Cash and cash equivalents, end of period                                                               $  8,941            $ 18,124
                                                                                                       ========            ========

Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax                                    $    295            $    324
Cash paid during the period for:
     Interest                                                                                          $      2            $      9
     Taxes                                                                                             $    794            $  3,022

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

     At December 26, 1998 and June 30, 1998, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1998 and the six months ended December 26, 1998, realized and unrealized gains and losses on available for sale investments were not material.

3.   Inventories

                                                    December 26,        June 30,
                                                       1998                1998
                                                     -------             -------
Raw materials                                        $ 5,809             $ 7,407
Work-in-process                                        2,834               4,916
Finished goods                                         4,022               2,867
                                                     -------             -------

                                                     $12,665             $15,190
                                                     =======             =======

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

4.   Property and Equipment

     Cost of property and equipment is summarized as follows:

                                                        December 26,    June 30,
                                                           1998           1998
                                                         -------         -------
Machinery and equipment                                  $13,093         $12,395
Computer equipment                                         7,221           7,040
Office furniture and equipment                             2,820           2,703
                                                         -------         -------
                                                         $23,134         $22,138
                                                         =======         =======

5.   Stock Compensation

The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's annual meeting of shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997. In November 1998, the Company's shareholders approved the adoption of the 1998 Employee Stock Purchase Plan, which replaced the 1995 ESPP. An aggregate of 600,000 shares were initially reserved under the 1998 ESPP. The 1998 ESPP includes a provision that automatically increases the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

6.   Income Taxes

     The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

7.   Repurchase of Shares

     In August 1998, the Board of Directors (Board) authorized the Company to repurchase up to 450,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. As of December 26, 1998, the Company had repurchased 450,000 shares at an average per share price of $7.10.

8.   Net Income per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three months ended                Six months ended
                                                                     -----------------------------     -----------------------------
                                                                     December 26,     December 27,     December 26,     December 27,
                                                                         1998             1997             1998             1997
                                                                        ------           ------           ------           ------
Numerator:
      Net income for basic and diluted
        earnings per share                                              $  610           $1,157           $1,202           $2,540
                                                                        ======           ======           ======           ======


Denominator:
      For basic earnings per share
         - weighted average shares                                       8,559            8,375            8,607            8,320

      Effect of dilutive securities
         - employee stock options                                           74              586               62              575
                                                                        ------           ------           ------           ------

      For diluted earnings per share
        - adjusted weighted average
          shares and assumed conversion                                  8,633            8,961            8,669            8,895
                                                                        ======           ======           ======           ======


9.   Impact of Recently Issued Accounting Standards

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

10.  Reclassification

     Certain amounts presented in the financial statements for fiscal 1998 have been reclassified to conform to the presentation for fiscal 1999.

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


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling and packaging applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. The Company has also expanded its channel of system integrators and its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues in recent periods, and international sales comprise a significant portion of the Company's revenues.

The Company sells its products through system integrators, its direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to the Company's products, thereby enabling the Company to provide solutions to a diversified industry base, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. The Company's net revenues have declined in each of the last four fiscal quarters. Accordingly, the Company's historical results of operations should not be relied upon as an indication of future performance.


Results of Operations

Three Month and Six Month Periods Ended December 26, 1998 and December 27, 1997

Net revenues. The Company's net revenues decreased by 26.7% to $19.4 million for the three months ended December 26, 1998 from $26.5 million for the three months ended December 27, 1997. The Company's net revenues decreased by 24.5% to $39.6 million for the six months ended December 26, 1998 from $52.5 million for the six months ended December 27, 1997. The decrease in net revenues for the three and six months ended December 26, 1998 was primarily due to decreased product sales, including robot and motion controller sales, and decreased service and upgrade revenues. The decrease in revenue was partially offset by an increase in software revenue. The revenue decline was seen throughout the markets and industries the Company serves. The Company cannot estimate when or if a revival in its key hardware markets will occur.

International sales, including sales to Canada, were $9.5 million or approximately 48.7% of net revenues for the three months ended December 26, 1998 as compared with $10.1 million or 38.3% of net revenues for three months ended December 27, 1997. International sales, including sales to Canada, were $19.0 million or approximately

                             ADEPT TECHNOLOGY, INC.


48.1% of net revenues for the six months ended December 26, 1998 as compared with $20.4 million or 38.9% of net revenues for six months ended December 27, 1997. International sales as a percentage of total net revenues have increased due to the greater relative decline in the Company's domestic sales in the three and six months ended December 28, 1998 as compared to the same periods in the prior year.

Gross margin. Gross margin percentage was 46.0% for the three months ended December 26, 1998 compared to 43.5% for the three months ended December 27, 1997. Gross margin percentage was 45.0% for the six months ended December 28, 1998 compared to 43.0% for the three months ended December 27, 1997. The increase in gross margin for the three and six months ended December 26, 1998 was primarily due to increased sales of higher margin software products combined with reduced sales of lower margin hardware products. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses increased by 1.7% to $2.7 million or 13.9% of net revenues for the three months ended December 26, 1998 from $2.6 million or 10.0% of net revenues for the three months ended December 27, 1997. Research, development and engineering expenses increased by 2.6% to $5.2 million or 13.0% of net revenues for the six months ended December 26, 1998 from $5.0 million or 9.6% of net revenues for the six months ended December 27, 1997. The increase in both the three and six month periods was primarily due to increases in facilities expenses and depreciation on capital equipment, partially offset by lower project material spending. Research, development and engineering expenses for the three months ended December 26, 1998 were partially offset by $127,000 of third party development funding as compared with $161,000 of third party development funding for the three months ended December 27, 1997. Research, development and engineering expenses for the six months ended December 26, 1998 were partially offset by $270,000 of third party development funding as compared with $325,000 of third party development funding for the six months ended
December 27, 1997. The Company expects that it will continue to receive third party development funding from the government as well as other third parties during fiscal 1999. There can be no assurance, however, that any funds budgeted by the government or other third parties for the Company's development projects will not be curtailed or eliminated at any time. Research, development and engineering expenses as a percentage of net revenues fluctuated due to the relative decline in the level of net revenues in the three and six months ended December 26, 1998 as compared to the same periods in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses decreased 16.1% to $5.5 million or 28.1% of net revenues for the three months ended December 26, 1998, as compared with $6.5 million or 24.6% of net revenues for the three months ended December 27, 1997. Selling, general and administrative expenses decreased 15.0% to $11.1 million or 28.1% of net revenues for the six months ended December 26, 1998, as compared with $13.1 million or 24.9% of net revenues for the six months ended December 27, 1997. The decreased level of spending for both the three and six months ended December 26, 1998 was primarily attributable to lower headcount and compensation related expenses, including commissions, and to a lesser extent, to foreign currency gains on balance sheet remeasurement and the closure of the Company's Japan office. In response to weakening markets for its hardware products, the Company implemented a restructuring program in the fourth quarter of fiscal 1998 that included, among other things, a headcount reduction. The increase in selling, general and administrative expenses as a percentage of total revenue in the three and six month periods ended December 26, 1998 as compared to the same periods in the prior year was due to the relative decline in the level of net revenues. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

Compensation charge. The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not

                             ADEPT TECHNOLOGY, INC.


authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997. In November 1998, the Company's shareholders approved the adoption of the 1998 Employee Stock Purchase Plan, which replaced the 1995 ESPP. An aggregate of 600,000 shares were initially reserved under the 1998 ESPP. The 1998 ESPP includes a provision that automatically increases the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

Interest Income, Net. Interest income, net for the three months ended December 26, 1998 was $233,000 compared to $230,000 for the three months ended December 27, 1997. Interest income, net for the six months ended December 26, 1998 was $448,000 compared to $486,000 for the six months ended December 27, 1997.
Interest income, net declined for the six months ended December 26, 1998 as compared to the same period in the prior year primarily as a result of a higher concentration of tax advantaged investments yielding lower gross interest income.

Provision for Income Taxes. The Company's effective tax rate for the three and six month periods ended December 26, 1998 and December 27, 1997 was 40%.

Derivative Financial Instruments. The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominantly paid in their respective local currency. The Company generally does not hedge its exposure to foreign currency exchange risk on local operational expenses and revenues. Although the Company believes that unhedged risk associated with foreign currency fluctuations for those transactions has not been material to date, there can be no assurance that such risk will not become material in the future or that the Company will not incur foreign exchange transaction losses which will have an adverse effect on the Company's results of operations. The Company makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Based on the amount of such purchases, current exchange rate fluctuations would not typically be expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, the Company manages the currency risk associated with the yen-denominated purchases using forward rate currency contracts.

Liquidity and Capital Resources

As of December 26, 1998, the Company had working capital of approximately $43.9 million, including $8.9 million in cash and cash equivalents and $11.9 million in short-term investments.

The Company's cash requirements during the six months ended December 26, 1998 were met primarily through cash provided by operations. Cash, cash equivalents and short-term investments decreased $41,000 from June 30, 1998, primarily as a result of $2.3 million of cash used in financing activities including $3.2 million of cash used to repurchase common stock, partially offset by proceeds from employee stock incentive purchase plans; and to a lesser extent, to $1.3 million of capital expenditures; offset by $3.5 million of cash generated from operating activities. Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, and decreased inventory and accounts receivable.

The Company currently anticipates capital expenditures of approximately $3.1 million during fiscal 1999, including approximately $700,000 for test fixtures, tooling and other factory investments, approximately $400,000 for MIS equipment and approximately $2.0 million for laboratory and other equipment. Included in the MIS expenditures are costs associated with an enterprise resource planning software system which is intended in part to address issues concerning Year 2000 compliance with the Company's internal MIS systems. The initial phase of this system has been successfully implemented at the Company's San Jose headquarters and makes the Company compliant in regards to Year 2000 for its internal enterprise resource planning software system. In Europe, the Company is in the process of upgrading its MIS systems. The Company has been advised by the third party suppliers of these systems and upgrades that the upgrades will render the Company's European MIS systems Year 2000 compliant.

                             ADEPT TECHNOLOGY, INC.


The Company believes that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

Year 2000 Disclosure

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

In fiscal 1998, the Company commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. The Company has contacted its critical suppliers and major customers to determine whether the products obtained by the Company from such vendors or sold by the customer to third parties are Year 2000 compliant. The Company's suppliers and customers are under no contractual obligation to provide such information to the Company. In addition, the Company has implemented at its San Jose headquarters the initial phase of a Year 2000 compliant enterprise resource planning system from a third-party vendor and is also considering converting certain of its other software and systems to commercial products that are known to be Year 2000 compliant. Additionally, in Europe, the Company is in the process of upgrading its MIS systems. The Company has been advised by the third party suppliers of these systems and upgrades that the upgrades will render the Company's European MIS systems Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems, which are deemed critical to the Company's business, are scheduled to be Year 2000 compliant by the end of calendar year 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

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

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software of

                             ADEPT TECHNOLOGY, INC.


systems used in its internal operations. The Company has incurred costs of approximately $2.9 million and expects to incur in total, approximately $3.2 million in connection with its implementation of a new enterprise resource planning software system at its San Jose headquarters, which is Year 2000 compliant. Additionally, the Company has currently not developed a contingency plan related to Year 2000. There can be no assurances that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.


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

The Company's operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, the Company's operations during the third and fourth quarters of fiscal 1998 and the first and second quarters of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. In connection with that downturn, the Company was forced to affect a restructuring program in the fourth quarter of fiscal 1998. The Company can not estimate when or if a revival in these key hardware markets will occur. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. In addition, in the event that in some future fiscal quarter the Company's net revenues or operating results were below the expectations of public market analysts and investors, the price of the Company's common stock could be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

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

                             ADEPT TECHNOLOGY, INC.


For example, as a result of reduced product bookings in each of the last three fiscal quarters, net revenues fell in the quarters ended September 26, 1998 and December 26, 1998. In addition, during fiscal 1998 as a whole, the Company's revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. The Company also believes that backlog is not a useful measure of anticipated activity or future revenues, because the orders constituting the Company's backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer.

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

CYCLICALITY OF CAPITAL SPENDING

Intelligent automation systems utilizing the Company's products can range in price from $75,000 to several million dollars. Accordingly, the Company's success is directly dependent upon the capital expenditure budgets of its customers. The Company's future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of the Company's international customers are not in the Asian-Pacific region, the Company believes that continuing instability in the Asian-Pacific economies could also have a material adverse effect on the results of the Company's operations as a result of a reduction in sales by the Company's customers to those markets. Domestic or international recessions or a downturn in one or more of the Company's major markets, such as the electronics, telecommunications, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, material adverse impact on the Company's business, financial condition and results of operations.

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

The Company's future success will depend on its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products and enhancements that keep pace with technological developments and address the needs of its customers. The development and commercialization of new products involve many risks, including the identification of new product opportunities, the retention and hiring of appropriate research and development personnel, the definition of the product's technical specifications and the successful completion of the development process. Other risks would include the successful marketing of the product, the risk of having customers embrace new technological advances, additional customer service costs associated with supporting new product introductions and additional customer service costs required for field upgrades. There can be no assurance that the development of these products will be completed in a timely manner or that such products will achieve acceptance in the market. The development of these products has required, and will require, the Company to expend significant financial and management resources. If the Company is unable to successfully develop these or other new products that respond to customer requirements or technological changes, the Company's business, financial condition and results of operations would be materially adversely affected.

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

                             ADEPT TECHNOLOGY, INC.


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

INTERNATIONAL SALES AND PURCHASES

Net revenues from international sales, including sales to Canada, have accounted for a significant portion of the Company's net revenues. In the first six months of fiscal year 1999 and in each of the fiscal years 1998, 1997 and 1996 net revenues from international sales accounted for approximately 48.1%, 40.5%, 35.8% and 39.4%, respectively, of the Company's net revenues. The Company anticipates that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. In addition, the Company currently purchases certain components and mechanical subsystems from foreign suppliers. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products. Foreign exchange fluctuations may render the Company's products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In addition, because substantially all of the Company's foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. A substantial majority of the Company's products are sold to system integrators who incorporate the Company's products into systems sold and installed to end-user customers. The Company also makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the amount of yen-denominated purchases, the Company may engage in hedging transactions in the future. However, notwithstanding these precautions, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

In fiscal 1998, the Company commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in its internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products and agreement to modify or replace all non-compliant products. The Company has contacted its critical suppliers and major customers to determine whether the products obtained by the Company from such vendors or sold by the customer to third parties are Year 2000 compliant. The Company's suppliers and customers are under no contractual obligation to provide such information to the Company. In addition, the Company has implemented at its San Jose headquarters the initial phase of a Year 2000 compliant enterprise resource planning system from a third-party vendor and is also considering converting certain of its other software and systems to commercial products that are known to be Year 2000 compliant. Additionally, in Europe, the Company is in the process of upgrading its MIS systems. The Company has been advised by the third party suppliers of these systems and upgrades that the upgrades will render the Company's European MIS systems Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of the Company's personnel using such systems. Based on the information available to date, the Company believes it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. Software or systems, which are deemed critical to the Company's business, are scheduled to be Year 2000 compliant by the end of calendar year 1999. Nevertheless, particularly to the extent the Company is relying on the products of other vendors to resolve Year 2000 issues, there can be no assurances that the Company will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or the Company were to experience delays implementing Year 2000 compliant software products, the Company could incur substantial costs and disruption of its business, which would potentially have a material adverse effect on the Company's business and results of operations.

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

                             ADEPT TECHNOLOGY, INC.


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

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software of systems used in its internal operations. The Company has incurred costs of approximately $2.9 million and expects to incur in total, approximately $3.2 million in connection with its implementation of a new enterprise resource planning software system at its San Jose headquarters, which is Year 2000 compliant. Additionally, the Company has currently not developed a contingency plan related to Year 2000. There can be no assurances that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTRODUCTION OF SINGLE EUROPEAN CURRENCY

The Company is in the process of addressing the issues raised by the introduction of the Single European Currency (the "Euro") as of January 1, 1999 and transition to full adoption as of January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro are Euro capable as of January 1, 1999. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

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

                             ADEPT TECHNOLOGY, INC.


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

         b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 26, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ADEPT TECHNOLOGY, INC.

Date: February 9, 1999                   By: /s/ Brian R. Carlisle
                                             -----------------------------------
                                             Brian R. Carlisle
                                             Chairman of the Board, Chief
                                             Executive Officer and Acting Chief
                                             Financial Officer

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