Form 10-Q
period 1999-03-27
ADEPT TECHNOLOGY INC
filed 1999-05-11
CIK 865415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 27, 1999

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           California                                     94-2900635
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          150 Rose Orchard Way
          San Jose, California                               95134
----------------------------------------                   ----------
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

                      YES       X           NO
                          ------------         ------------

The number of shares of the Registrant's common stock outstanding as of March 27, 1999 was 8,517,228.

--------------------------------------------------------------------------------

                             ADEPT TECHNOLOGY, INC.

                                      INDEX


                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements
                Condensed Consolidated Balance Sheets
                  March 27, 1999 and June 30, 1998............................................................    3

                Condensed Consolidated Statements of Income
                  Three and nine month periods ended March 27, 1999 and March 28, 1998........................    4

                Condensed Consolidated Statements of Cash Flows
                  Three and nine month periods ended March 27, 1999 and March 28, 1998........................    5

                Notes to Condensed Consolidated Financial Statements..........................................    6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........    9



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   21

              Signatures......................................................................................   21

              Index to Exhibits...............................................................................   22


                             ADEPT TECHNOLOGY, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                         March 27,    June 30,
                                                                           1999        1998(1)
                                                                        ----------    --------
                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $14,144       $ 9,603
     Short-term investments                                                9,800        11,300
     Accounts receivable, less allowance for doubtful accounts of
         $696 at March 27, 1999 and $452 at June 30, 1998                 19,034        19,904
     Inventories                                                          10,991        15,190
     Deferred tax assets and prepaid expenses                              4,584         4,766
                                                                         -------       -------
            Total current assets                                          58,553        60,763

Property and equipment at cost                                            23,819        22,138
Less accumulated depreciation and amortization                            17,944        16,285
                                                                         -------       -------
Net property and equipment                                                 5,875         5,853


Other assets                                                               1,533         1,342
                                                                         -------       -------

            Total assets                                                 $65,961       $67,958
                                                                         =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                    $ 4,715       $ 5,226
     Other accrued liabilities                                             8,920        10,063
                                                                         -------       -------
            Total current liabilities                                     13,635        15,289

Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value:
         5,000 shares authorized, none issued and outstanding               --            --
     Common stock, no par value:
         25,000 shares authorized; 8,517 and 8,723 issued and
         outstanding at March 27, 1999 and June 30, 1998, respectively    48,680        50,225
     Retained earnings                                                     3,646         2,444
                                                                         -------       -------
            Total shareholders' equity                                    52,326        52,669
                                                                         -------       -------
            Total liabilities and shareholders' equity                   $65,961       $67,958
                                                                         =======       =======

(1) Amounts derived from the Company's audited financial statements for the year ended June 30, 1998.

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three months ended                    Nine months ended
                                                           ---------------------------          ---------------------------
                                                            March 27,        March 28,           March 27,        March 28,
                                                              1999             1998                1999             1998
                                                           ----------       ----------          ----------       ----------
Net revenues                                               $   20,371       $   23,669          $   59,966       $   76,115
Cost of revenues                                               10,832           13,445              32,597           43,361
                                                           ----------       ----------          ----------       ----------
Gross margin                                                    9,539           10,224              27,369           32,754
Operating expenses:
     Research, development and engineering                      2,807            2,647               7,969            7,676
     Selling, general and administrative                        5,861            6,284              16,974           19,362
     Nonrecurring compensation charge                            --               --                                    675
                                                           ----------       ----------          ----------       ----------
Total operating expenses                                        8,668            8,931              24,943           27,713
                                                           ----------       ----------          ----------       ----------
Operating income                                                  871            1,293               2,426            5,041

Interest income, net                                              230              259                 678              745
                                                           ----------       ----------          ----------       ----------
Income before provision for income taxes                        1,101            1,552               3,104            5,786
Provision for income taxes                                        441              621               1,242            2,315
                                                           ----------       ----------          ----------       ----------
Net income                                                 $      660       $      931          $    1,862       $    3,471
                                                           ==========       ==========          ==========       ==========

Net income per share                                       $      .08       $      .11          $      .22       $      .41
                                                           ==========       ==========          ==========       ==========
Net income per share - assuming dilution                   $      .08       $      .10          $      .22       $      .39
                                                           ==========       ==========          ==========       ==========

Shares used in computing basic net income per share             8,511            8,499               8,575            8,380
                                                           ==========       ==========          ==========       ==========
Shares used in computing diluted net income per share           8,630            8,949               8,656            8,913
                                                           ==========       ==========          ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                       Nine months ended
                                                                                -------------------------------
                                                                                 March 27,            March 28,
                                                                                   1999                 1998
                                                                                ----------           ----------
Operating activities
     Net income                                                                  $   1,862            $   3,471
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                               2,305                2,237
         Gain on disposal of property and equipment                                     (2)                 (58)
         Tax benefit from stock plans                                                 --                     53
         Nonrecurring compensation charge                                             --                    675
         Changes in operating assets and liabilities:
            Accounts receivable                                                        870               (2,918)
            Inventories                                                              3,889               (3,455)
            Deferred tax assets and prepaid expenses                                   182               (1,044)
            Other assets                                                              (234)                 363
            Accounts payable                                                          (511)               1,730
            Other accrued liabilities                                               (1,169)               1,954
                                                                                ----------           ----------
         Total adjustments                                                           5,330                 (463)
                                                                                ----------           ----------
     Net cash provided by operating activities                                       7,192                3,008
                                                                                ----------           ----------
Investing activities
     Purchase of property and equipment, net                                        (2,005)              (2,400)
     Proceeds from sale of property and equipment                                       59                  227
     Proceeds from sale of long-term available for sale investments                   --                  1,000
     Purchases of short-term available for sale investments                        (17,006)             (15,903)
     Proceeds from sale of short-term available for sale investments                18,506               12,878
                                                                                ----------           ----------
     Net cash used in investing activities                                            (446)              (4,198)
                                                                                ----------           ----------
Financing activities
     Proceeds from employee stock incentive program
         and employee stock purchase plan                                              989                1,301
     Repurchase of common stock                                                     (3,194)                --
                                                                                ----------           ----------
     Net cash provided by (used in) financing activities                            (2,205)               1,301
                                                                                ----------           ----------
Increase in cash and cash equivalents                                                4,541                  111

Cash and cash equivalents, beginning of period                                       9,603               11,101
                                                                                ----------           ----------
Cash and cash equivalents, end of period                                         $  14,144            $  11,212
                                                                                ==========           ==========
Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax              $     335            $     594
     Addition to capital lease obligation                                        $    --              $      13
Cash paid during the period for:
     Interest                                                                    $       8            $      14
     Taxes                                                                       $     878            $   3,629

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

         At March 27, 1999 and June 30, 1998, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1998 and the nine months ended March 27, 1999, realized and unrealized gains and losses on available for sale investments were not material.

3.   Inventories

                                      March 27,                  June 30,
                                        1999                       1998
                                      ---------                 ---------
      Raw materials                   $   4,835                 $   7,407
      Work-in-process                     2,535                     4,916
      Finished goods                      3,621                     2,867
                                      ---------                 ---------
                                      $  10,991                 $  15,190
                                      =========                 =========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

4.   Property and Equipment

         Cost of property and equipment is summarized as follows:

                                       March 27,                  June 30,
                                         1999                       1998
                                      ---------                 ----------
     Machinery and equipment          $  13,293                 $  12,395
     Computer equipment                   7,693                     7,040
     Office furniture and equipment       2,833                     2,703
                                      ---------                 ----------
                                      $  23,819                 $  22,138
                                      =========                 ==========

5.   Stock Compensation

         The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's annual meeting of shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997. In November 1998, the Company's shareholders approved the adoption of the 1998 Employee Stock Purchase Plan, which replaced the 1995 ESPP. An aggregate of 600,000 shares were initially reserved under the 1998 ESPP. The 1998 ESPP includes a provision for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

6.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

7.   Repurchase of Shares

         In August 1998, the Board of Directors (Board) authorized the Company to repurchase up to 450,000 shares of the Company's Common Stock on the open market or in privately negotiated transactions. As of March 27, 1999, the Company had repurchased 450,000 shares at an average per share price of $7.10.

8.   Net Income per Share

         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share".

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

         The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three months ended           Nine months ended
                                                            ----------------------      ----------------------
                                                            March 27,    March 28,       March 27,    March 28,
                                                              1999         1998            1999         1998
                                                            ---------    ---------      ---------    ---------
          Numerator:
                Net income for basic and diluted earnings
                  per share                                 $     660    $     931      $   1,862    $   3,471
                                                            =========    =========      =========    =========

          Denominator:
                For basic earnings per share
                  - weighted average shares                     8,511        8,499          8,575        8,380

                Effect of dilutive securities
                  - employee stock options                        119          450             81          533
                                                            ---------    ---------      ---------    ---------
                For diluted earnings per share
                  - adjusted weighted average shares
                        and assumed conversion                  8,630        8,949          8,656        8,913
                                                            =========    =========      =========    =========

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


OVERVIEW

The Company designs, manufactures and markets intelligent automation software and hardware products for assembly, material handling, packaging and quality control inspection applications. The Company's products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, the Company has expanded its robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Most recently, the Company announced a new line of robots expressly designed for use in the semiconductor fabrication industry. The Company has also expanded its channel of system integrators and its international sales and marketing operations. As a result of these developments, the nature and composition of the Company's revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues in recent periods, and international sales comprise a significant portion of the Company's revenues.

The Company sells its products through system integrators, its direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to the Company's products, thereby enabling the Company to provide solutions to a diversified industry base, including the electronics, telecommunications, appliances, pharmaceutical, food processing and automotive components industries. Due to a worldwide slowdown in its served markets, the Company's net revenues have declined in four of the last five fiscal quarters. Although the Company's revenues increased in the third quarter of fiscal 1999 compared to the previous quarter, the Company's revenue in the third quarter of fiscal 1999 remained below the same period a year ago. Accordingly, the Company's historical results of operations should not be relied upon as an indication of future performance.


Results of Operations

Three Month and Nine Month Periods Ended March 27, 1999 and March 28, 1998

Net revenues. The Company's net revenues decreased by 13.9% to $20.4 million for the three months ended March 27, 1999 from $23.7 million for the three months ended March 28, 1998. The Company's net revenues decreased by 21.2% to $60.0 million for the nine months ended March 27, 1999 from $76.1 million for the nine months ended March 28, 1998. The decrease in net revenues for the three and nine months ended March 27, 1999 was primarily due to decreased product sales, including robot and motion controller sales, and decreased service and upgrade revenues. The decrease in revenue was partially offset by an increase in software revenue. The revenue decline was seen throughout the markets and industries the Company serves. Although the Company experienced some improvement in its markets in the quarter ended March 27, 1999, the Company cannot estimate when or if a sustained revival in its key hardware markets will occur.

                             ADEPT TECHNOLOGY, INC.

International sales, including sales to Canada, were $9.9 million or approximately 48.6% of net revenues for the three months ended March 27, 1999 as compared with $9.4 million or 39.8% of net revenues for three months ended March 28, 1998. International sales, including sales to Canada, were $28.9 million or approximately 48.3% of net revenues for the nine months ended March 27, 1999 as compared with $29.8 million or 39.2% of net revenues for nine months ended March 28, 1998. International sales as a percentage of total net revenues have increased due to the greater relative decline in the Company's domestic sales in the three and nine months ended March 27, 1999 as compared to the same periods in the prior year.

Gross margin. Gross margin percentage was 46.8% for the three months ended March 27, 1999 compared to 43.2% for the three months ended March 28, 1998. Gross margin percentage was 45.6% for the nine months ended March 27, 1999 compared to 43.0% for the nine months ended March 28, 1998. The increase in gross margin for the three and nine months ended March 27, 1999 was primarily due to reduced sales of lower margin hardware products partially offset by increased sales of higher margin software products. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix.

Research, Development and Engineering. Research, development and engineering expenses increased by 6.0% to $2.8 million or 13.8% of net revenues for the three months ended March 27, 1999 from $2.6 million or 11.2% of net revenues for the three months ended March 28, 1998. Research, development and engineering expenses increased by 3.8% to $8.0 million or 13.3% of net revenues for the nine months ended March 27, 1999 from $7.7 million or 10.1% of net revenues for the nine months ended March 28, 1998. The increase in the three month period ending March 27, 1999 compared to the same period the prior year was primarily due to increases in headcount related costs, facilities expenses and depreciation on capital equipment. The increase in the nine month periods was primarily due to increases in facilities expenses and depreciation on capital equipment, partially offset by lower project material spending. Research, development and engineering expenses for the three months ended March 27, 1999 were partially offset by $206,000 of third party development funding as compared with $130,000 of third party development funding for the three months ended March 28, 1998. Research, development and engineering expenses for the nine months ended March 27, 1999 were partially offset by $476,000 of third party development funding as compared with $455,000 of third party development funding for the nine months ended March 28, 1998. The Company expects that it will continue to receive third party development funding from the government as well as other third parties during fiscal 1999. There can be no assurance, however, that any funds budgeted by the government or other third parties for the Company's development projects will not be curtailed or eliminated at any time. Research, development and engineering expenses as a percentage of net revenues fluctuated due to the relative decline in the level of net revenues in the three and nine months ended March 27, 1999 as compared to the same periods in the prior year.

Selling, General and Administrative. Selling, general and administrative expenses decreased 6.7% to $5.9 million or 28.8% of net revenues for the three months ended March 27, 1999, as compared with $6.3 million or 26.5% of net revenues for the three months ended March 28, 1998. Selling, general and administrative expenses decreased 12.3% to $17.0 million or 28.3% of net revenues for the nine months ended March 27, 1999, as compared with $19.4 million or 25.4% of net revenues for the nine months ended March 28, 1998. The decreased level of spending for the three month period ending March 27, 1999 compared to the same period the prior year was primarily due to lower headcount and compensation related expenses, including commissions, and to a lesser extent, to lower travel expenses and the closure of the Company's Japan office, partially offset by increases in foreign currency losses on balance sheet remeasurement. The decrease in the nine month periods was primarily attributable to lower headcount and compensation related expenses, including commissions, and to a lesser extent, to lower travel expenses, foreign currency gains on balance sheet remeasurement and the closure of the Company's Japan office. In response to weakening markets for its hardware products, the Company implemented a restructuring program in the fourth quarter of fiscal 1998 that included, among other things, a headcount reduction and establishment of a strategic partnership relationship in Japan in place of the direct sales and support office. The increase in selling, general and administrative expenses as a percentage of total revenue in the three and nine month periods ended March 27, 1999 as compared to the same periods in the prior year was due to the relative

                             ADEPT TECHNOLOGY, INC.


decline in the level of net revenues. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

Compensation charge. The Company reported a charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan ("ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the ESPP on October 31, 1997. In November 1998, the Company's shareholders approved the adoption of the 1998 Employee Stock Purchase Plan, which replaced the 1995 ESPP. An aggregate of 600,000 shares were initially reserved under the 1998 ESPP. The 1998 ESPP includes a provision for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

Interest Income, Net. Interest income, net for the three months ended March 27, 1999 was $230,000 compared to $259,000 for the three months ended March 28, 1998. Interest income, net for the nine months ended March 27, 1999 was $678,000 compared to $745,000 for the nine months ended March 28, 1998. Interest income, net declined for both the three and nine months ended March 27, 1999 as compared to the same period in the prior year primarily as a result of a higher concentration of tax advantaged investments yielding lower gross interest income.

Provision for Income Taxes. The Company's effective tax rate for the three and nine month periods ended March 27, 1999 and March 28, 1998 was 40%.

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

Liquidity and Capital Resources

As of March 27, 1999, the Company had working capital of approximately $44.9 million, including $14.1 million in cash and cash equivalents and $9.8 million in short-term investments.

The Company's cash requirements during the nine months ended March 27, 1999 were met primarily through cash provided by operations. Cash, cash equivalents and short-term investments increased $3.0 million from June 30, 1998, primarily as a result of $7.2 million of cash generated from operating activities and to a lesser extent, by $1.0 million in proceeds from employee stock incentive purchase plans, partially offset by cash used in financing activities, including $3.2 million of cash used to repurchase common stock and $2.0 million of capital expenditures. Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, and decreased inventory and accounts receivable, partially offset by increases in other liabilities.

                             ADEPT TECHNOLOGY, INC.


The Company currently anticipates capital expenditures of approximately $3.0 million during fiscal 1999, including approximately $600,000 for test fixtures, tooling and other factory investments, approximately $400,000 for MIS equipment and approximately $2.0 million for laboratory and other equipment. Included in the MIS expenditures are costs associated with an enterprise resource planning software system which is intended in part to address issues concerning Year 2000 compliance with the Company's internal MIS systems. The initial phase of this system has been successfully implemented at the Company's San Jose headquarters and makes the Company compliant in regards to Year 2000 for its internal enterprise resource planning software system. In Europe, the Company is in the process of upgrading its MIS systems. The Company has been advised by the third party suppliers of these systems and upgrades that the upgrades will render the Company's European MIS systems Year 2000 compliant.

The Company believes that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support the Company's working capital requirements for at least the next twelve months.

Year 2000 Disclosure

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

                             ADEPT TECHNOLOGY, INC.


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

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software of systems used in its internal operations. The Company has incurred costs of approximately $3.1 million and expects to incur in total, approximately $3.3 million in connection with its implementation of a new enterprise resource planning software system at its San Jose headquarters, which is Year 2000 compliant. Additionally, the Company is currently in the process of developing a contingency plan related to Year 2000. There can be no assurances that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.


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

The Company's operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, the Company's operations during the third and fourth quarters of fiscal 1998 and the first three quarters of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. In connection with that downturn, the Company was forced to affect a restructuring program in the fourth quarter of fiscal 1998. Although the Company did experience some improvement in its markets in the quarter ended March 27, 1999, the Company can not estimate when or if a sustained revival in these key hardware markets will occur. The Company generally recognizes product revenue upon shipment or, for certain international sales, upon receipt by the customer. The Company's net revenues and results of operations for a fiscal period will therefore be affected by the timing of orders received and orders shipped during such period. A delay in shipments near the end of a fiscal period, due for example to product development delays or to delays in obtaining materials, could materially adversely affect the Company's business, financial condition and results of operations for such period. Moreover, continued investments in research and development, capital equipment and ongoing customer service and support capabilities will result in significant fixed costs which the Company will not be able to reduce rapidly and, therefore, if the Company's sales for a particular fiscal period are below expected levels, the Company's business, financial condition and results of operations for such fiscal period could be materially adversely affected. In addition, in the event that in some future fiscal quarter the Company's net revenues or operating results were below the expectations of public market

                             ADEPT TECHNOLOGY, INC.


analysts and investors, the price of the Company's common stock could be materially adversely affected. There can be no assurance that the Company will be able to increase or sustain profitability on a quarterly or annual basis in the future.

SEASONALITY IN ORDERS

The  Company  has   experienced  and  is  expected  to  continue  to  experience seasonality in product bookings. The Company has historically had higher bookings for its products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets. In the past, the Company has generally been able to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. In the event bookings for the Company's products in the June fiscal quarter were lower than anticipated and the Company's backlog at the end of the June fiscal quarter was insufficient to compensate for lower bookings in the September fiscal quarter, the Company's results of operations for the September fiscal quarter and future quarters could be materially adversely affected. For example, as a result of reduced product bookings in each of the three fiscal quarters prior to the quarter ending March 27,1999, net revenues fell in the quarters ended September 26, 1998 and December 26, 1998. In addition, during fiscal 1998 as a whole, the Company's revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. The Company also believes that backlog is not a useful measure of anticipated activity or future revenues, because the orders constituting the Company's backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer.

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

CYCLICALITY OF CAPITAL SPENDING

Intelligent automation systems utilizing the Company's products can range in price from $75,000 to several million dollars. Accordingly, the Company's success is directly dependent upon the capital expenditure budgets of its customers. The Company's future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of the Company's international customers are not in the Asian-Pacific region, the Company believes that any instability in the Asian-Pacific economies could also have a material adverse effect on the results of the Company's operations as a result of a reduction in sales by the Company's customers to those markets. Domestic or international recessions or a downturn in one or more of the Company's major markets, such as the electronics, telecommunications, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, material adverse impact on the Company's business, financial condition and results of operations.

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

                             ADEPT TECHNOLOGY, INC.


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

The Company's principal competitors in the market for motion control systems include Allen-Bradley Co. ("Allen-Bradley"), a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, the Company faces motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, the Company's competitors include Tecnomatix Technologies, Inc., an Israeli company which sells mostly to major automotive manufacturers and Deneb Robotics Inc., a subsidiary of Dassault Systemes. In the machine vision market, the Company faces competition from Cognex Corporation and Robotic Vision Systems, Inc..

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

INTERNATIONAL SALES AND PURCHASES

Net revenues from international sales, including sales to Canada, have accounted for a significant portion of the Company's net revenues. In the first nine months of fiscal year 1999 and in each of the fiscal years 1998, 1997 and 1996 net revenues from international sales accounted for approximately 48.3%, 40.5%, 35.8% and 39.4%, respectively, of the Company's net revenues. The Company anticipates that international sales will continue to account for a significant portion of its net revenues; however, there can be no assurance that international sales will increase or that the current level of international sales will be sustained. In addition, the Company currently purchases certain components and mechanical subsystems from foreign suppliers. The Company's operating results are subject to the risks inherent in international sales and purchases, including, but not limited to, various regulatory requirements, political and economic changes and disruptions, transportation delays, foreign currency fluctuations, export/import controls, tariff regulations, higher freight rates, difficulties in staffing and managing foreign sales operations, greater difficulty in accounts receivable collection and potentially adverse tax consequences. Duty, tariff and freight costs can materially increase the cost of crucial components for the Company's products. Foreign exchange fluctuations may render the Company's products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In addition, because substantially all of the Company's foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of the Company's products in foreign markets and make the Company's products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations. The Company anticipates that past turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on its sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's

                             ADEPT TECHNOLOGY, INC.


products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. The
Company also makes yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the amount of yen-denominated purchases, the Company may engage in hedging transactions in the future. However, notwithstanding these precautions, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. There can be no assurance that the Company's current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

YEAR 2000 IMPACT ON INFORMATION TECHNOLOGY

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than one year, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

                             ADEPT TECHNOLOGY, INC.


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

To date the Company has not identified a complete and separate budget for investigating and remedying issues related to Year 2000 compliance whether involving the Company's own software products or the software of systems used in its internal operations. The Company has incurred costs of approximately $3.1 million and expects to incur in total, approximately $3.3 million in connection with its implementation of a new enterprise resource planning software system at its San Jose headquarters, which is Year 2000 compliant. Additionally, the Company is currently in the process of developing a contingency plan related to Year 2000. There can be no assurances that the Company's resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

INTRODUCTION OF SINGLE EUROPEAN CURRENCY

The Company is in the process of addressing the issues raised by the introduction of the Single European Currency (the "Euro") as of January 1, 1999 and transition to full adoption as of January 1, 2002. The Company's internal systems that are affected by the initial introduction of the Euro were Euro capable as of January 1, 1999. The Company does not presently expect that the introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

EMPLOYEES

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

                             ADEPT TECHNOLOGY, INC.


to design, manufacture, market and support its products. The Company does not have employment contracts with any of its executive officers and does not maintain key man life insurance on the lives of any of its key personnel.

RISKS ASSOCIATED WITH ACQUISITIONS

From time to time, the Company may consider the acquisition of companies or technologies that management believes may complement or extend the Company's current products, businesses, or technologies. In the last three years, the Company has made some small acquisitions. In the future, however, the Company may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further its strategic objectives. Any future acquisitions or investments the Company might make would present risks commonly associated with these types of transactions. These include:

     o Difficulty in combining the technology, operations, or work force of the acquired business;

     o  Disruptions of the Company's on-going businesses;

     o Difficulties in realizing the potential financial and strategic position of the Company through the successful integration of the acquired business;

     o Difficulty in maintaining uniform standards, controls, procedures, and policies;

     o  Difficulty in obtaining preferred acquisition accounting treatment;

     o  Diversion of management attention.

The risks described above, either individually or in the aggregate, could materially adversely affect the Company's business, operating results, and financial condition. The Company expects that future acquisitions, if any, could provide for consideration to be paid in cash, shares of the Company's Common Stock, or a combination of cash and common stock. There can be no assurances that the Company will complete any acquisitions in the future.

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

The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, the Company evaluates their merits. No assurance can be given that any of these claims will not result in protracted and costly litigation, that damages for infringement will not be assessed or that should it be necessary or desirable to obtain a license relating to one or more of the Company's products or current or future technologies, the Company will be able to do so on commercially reasonable terms or at all. Litigation, which could result in substantial cost to and diversion of resources of the Company, may be necessary to

                             ADEPT TECHNOLOGY, INC.


enforce patents or other intellectual property rights of the Company or to defend the Company against claimed infringement of the rights of others. Any such litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations. In particular, some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that its use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company cannot predict the outcome of this or any similar litigation which may arise in the future, and although such products have not represented a material portion of the Company's net revenues in fiscal 1999, 1998, 1997 and 1996. There can be no assurance that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended March 27, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     ADEPT TECHNOLOGY, INC.




Date:    May 11, 1999                     By: /s/ Brian R. Carlisle
                                              ----------------------------------
                                              Brian R. Carlisle
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and Acting Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                    SEQUENTIALLY
                                                                        NUMBERED
              EXHIBITS                                                      PAGE
--------------------------------------------------------------------------------


27.1          Financial Data Schedule.                                        23