Form 10-K
period 1999-06-30
ADEPT TECHNOLOGY INC
filed 1999-09-28
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-K


[X] Annual  report  pursuant to  Section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the fiscal year ended June 30, 1999 or


[ ] Transition  report   pursuant  to  Section  13  of  15(d)  of the Securities
    Exchange Act of 1934 for the transition period from        to        .

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


          Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of each exchange
           Title of each class                       on which registered
              ------------                              ------------
                   None                                      None



          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 20, 1999 as reported on the Nasdaq National Market, was approximately $48,762,318. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 20, 1999, registrant had outstanding 8,793,197 shares of common stock.


                      Documents Incorporated by Reference

     The registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its proxy statement for the 1999 Annual Meeting of Shareholders.

                                    PART I


               Special Note Regarding Forward-Looking Statements

     Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The following discussion of our business should be read in conjunction with our Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations. In particular, readers should review carefully the section entitled "Factors Affecting Future Operating Results," which begins on page 24 of this Annual Report on Form 10-K.

     In  this report, unless the context indicates otherwise, the terms "Adept,"
"we,"   "us,"   and   "our"  refer  to  Adept  Technology,  Inc.,  a  California corporation, and its subsidiaries.

     This   report  contains  trademarks  and  tradenames  of  Adept  and  other companies.


ITEM 1. BUSINESS


Our Company

     We  design,  manufacture  and  market  software  and hardware products that
automate   assembly,   material   handling,   and   packaging   processes   for
manufacturers. Our "intelligent automation" products include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, a vision-based flexible part feeder and linear modules.

     We  offer  our  customers  a  complete, easily deployed automation solution that we call Rapid Deployment Automation ("RDA"). Our goal with RDA is to increase deployment of automation solutions by reducing the total time required to conceptualize, justify, quote, sell, implement and change over an intelligent automation system.

     We sell, market and support our products on a worldwide basis through more than 300 system integrators, our direct sales force and original equipment manufacturers ("OEMs"). Our system integrators, OEMs or end users combine various components of our standard product line with material handling devices, peripheral equipment, application software and tooling into flexible automation workcells or production lines.

     We were incorporated in California in 1983. Our principal executive offices are located at 150 Rose Orchard Way, San Jose, California 95134. Our telephone number at that address is (408) 432-0888.


  Recent Developments

     In July 1999, we acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis"), a manufacturer of micro-environment systems and Standard Mechanical Interface ("SMIF") for the microelectronics industry. In consideration for the acquisition, we issued a total of 720,008 shares of our Common Stock to the former shareholders of BYE/Oasis and assumed outstanding options under BYE/Oasis's stock option plan to acquire 185,361 shares of our Common Stock. We believe that the acquisition of BYE/Oasis will enhance our ability to offer intelligent automation solutions to the semiconductor manufacturing industry.


Our Industry

  Development of the Intelligent Automation Industry

     Industrial robots provided the foundation for the development of the intelligent automation industry. In the 1970s, robots with simple controllers became widely used in the automotive industry for simple, low precision applications such as spot welding. These robots were fairly rudimentary, however, and lacked sensing or "machine vision" capabilities. By the late 1970s, industrial robots with more advanced capabilities became commercially available. These new capabilities included computer-based motion controllers, which enabled flexible, programmable motion, and machine vision systems, which enabled computer analysis of camera images. With these technical advances, robots gained increased acceptance. Nevertheless, their use remained limited because their software and sensing capabilities were insufficient to support more demanding tasks such as those required on flexible assembly lines.

     During the early 1980s, technical advances enabled robots to perform a wide range of functions in new applications such as assembly, material handling and packaging. These advances included the following:

     * sophisticated sensing for robot guidance that allowed robots to locate, correctly orient and pick up parts;

     * conveyor tracking that made it possible to handle parts from moving conveyors; and

     * direct-drive robots that were faster and more accurate than gear-driven robots.

     In  addition,  the  deployment  of  advanced software and sensory products, coupled with the availability of high-level programming languages and computer-based controller architectures, contributed to the establishment of the intelligent automation industry. In particular, "multi-tasking" software enabled the coordination, in real time, of the many asynchronous tasks required in assembly, material handling and packaging. This greater functionality made robots viable in a broad range of production environments.

  Benefits of Deploying Intelligent Automation Solutions

     We believe that intelligent automation solutions offer manufacturers a number of benefits, including the following:

     * intelligent automation can assist in maintaining and improving product quality standards;

     * intelligent automation can improve the time required for a manufacturer to reach full volume production;

     *  as products are made increasingly  smaller,  intelligent  automation can
        improve  accuracy  when  compared  to  manual  assembly,   handling,  or
        packaging; and

     *  in  industries  such  as  semiconductor   manufacture,   where  a  clean
        manufacturing environment is critical, intelligent automation solutions can reduce contamination risks.

Our Rapid Deployment Automation Solution to Intelligent Automation

     Our RDA approach to implementing intelligent automation systems is designed to reduce the total time required to conceptualize, justify, quote, sell and implement an intelligent automation system. RDA is implemented through a line of hardware and software products, including machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, vision-based flexible part feeders, simulation software, and a family of mechanisms including robots and linear modules. The following diagram illustrates our RDA approach:


   [Depicition of our Rapid Deployment Automation approach which includes the
            RDA System Design Layer, the RDA Process Knowledge Layer, the RDA Real-Time Control Layer and the RDA Mechanical Component Layer.]


     We seek to provide the following key benefits to manufacturers through our RDA approach:

     *  Increased Flexibility

     In order to achieve widespread deployment, we believe intelligent automation must become as flexible as traditional manual production lines. They should allow for quick and efficient changeover of production lines for multiple products and over multiple product life cycles. We believe that software and sensory products, coupled with effective hardware solutions, are the key competitive elements of flexible automation. Software and sensory products provide the flexibility to quickly reconfigure production lines for product changeovers and to respond to product or process variations.

     * Reduced Custom Engineering

     A significant amount of time-consuming and expensive custom content is engineered into most automated manufacturing lines. We provide a broad range of modular components that are designed to reduce the custom engineering required to implement intelligent automation. We offer these components directly and through automation vendors who offer components that complement our RDA product line.

     * Reduced Dependence on Manufacturing Engineers

     The implementation of most automation lines requires both mechanical engineering and advanced computer programming skills. Personnel with these skills are difficult to find and expensive to employ. In order to reduce the need for manufacturing engineers, we have developed smart application software products which utilize icon-based programming and are based on our Assembly and Information Management ("AIM") software technology. In addition, we work closely with over 300 system integrators worldwide that provide end users with outside engineering resources.

     * Shortened Implementation Cycle

     We believe that extended implementation cycles increase the perceived risk of automation and fail to address time-to-volume production requirements in industries with short product life cycles. Our simulation software products employ standard networking and communication interfaces and are designed to be quickly integrated into standard workcells or production lines.

Products Comprising Rapid Deployment Automation

     Our core product families include robot mechanisms and other mechanical products, guidance and inspection vision products, vision based flexible part feeders, machine controllers, machine control software, simulation software and semiconductor microenvironments. The following diagram depicts our products by RDA layer:


             [Chart illustrating our technology with respect to the
                          four levels of RDA approach.]


  Robot Mechanisms and Other Mechanical Products

     We design and manufacture two floor standing Selective Compliance Assembly Robot Arm ("SCARA") style robot mechanisms called the AdeptOne-XL and the AdeptThree-XL, as well as a table top robot mechanism called the Adept Cobra 800, all of which are designed for assembly, material handling and packaging tasks. The links and joints of a SCARA robot are somewhat analogous to the shoulder, elbow and wrist of a human. This configuration is well suited to a large number of assembly and material handling tasks. Of the floor standing models, the AdeptOne-XL is the faster model, while the Adept Three-XL offers a larger work envelope and handles a larger payload. Each of these robots utilizes direct-drive motor technology. The Adept Cobra 800 robot is a light-duty SCARA robot that can be table mounted and offers a small work envelope when space is at a premium.

     We also source and market two families of robot mechanisms, which are built to our specifications by Hirata Corporation ("Hirata"). The Adept Cobra 600 robot is a light-duty SCARA robot that can be table mounted and also offers a small work envelope. The second family of sourced robot mechanisms includes the Adept 1850 robot, a palletizing robot. The Adept 1850 robot is used to palletize completed product assemblies or packaged products at the end of an assembly line.

     We also offer a line of linear modules, called AdeptModules, which we purchase from NSK Ltd. ("NSK"). These single axis devices can be coupled together by the user to form a custom robot mechanism for applications requiring a robot with fewer than four axes. In addition, we offer these linear modules in combination with our own Z-Theta module to provide customers with a line of configurable Cartesian robots.

  Semiconductor Robots

     We have introduced a line of flat panel and semiconductor wafer handling robots. The mechanisms are sourced from Samsung Corporation ("Samsung"). The AdeptAtlas series is designed for flat panel display transfer applications, and consists of two models: the Adept Atlas 720S (single arm) and 720D (dual arm) are designed to handle large-scale substrates up to 600 by 720 mm. The AdeptVicron series is designed for semiconductor wafer handling applications, and consists of four models: the AdeptVicron 200S (single arm) and 200D (dual arm) are designed to handle up to 200mm wafers; the AdeptVicron 300S (single arm) and 300D (dual arm) models handle up to 300mm wafers.

  Semiconductor Contamination Control Products

     With  our  recent  acquisition  of  BYE/Oasis,  we  have  entered  into the semiconductor contamination control market. We offer both standard and customized products for contamination control (mini and micro environments), Standard Mechanical Interfaces ("SMIF") integration and front end wafer handling solutions for both semiconductor OEMs and end users.


  Guidance and Inspection Vision Products

     AdeptVision VME is a line of machine vision products that are used for robot guidance and inspection applications. For the guidance applications, AdeptVision VME is added into the controller by inserting a printed circuit board and enabling the vision system software. For inspection applications such as gauging and dimensioning, the AdeptVision VME product is sold as an integrated inspection vision system comprised of a controller with the vision board and software.


  Machine Controllers

     Our controller products are based on the VME bus architecture standard. A large array of controller configurations are possible depending on the features selected by the customer. Our controllers are configured in four, five, or ten slot chassis. All controllers include a system processor and a system input/output module(s). Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision, graphical user interface capability and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems. The heart of the Company's machine controllers is the AdeptWindows Controller board ("AWC"), a single slot central processing unit ("CPU") board based on Motorola 68040/060 processors. All AWC boards include solid state mass storage, direct ethernet connectivity, DeviceNet fieldbus connectivity and international safety circuitry.


  Machine Control Software

     Our V+ programming language and operating system software includes specific instructions for motion control, machine vision, force sensing, workcell control and general communications. These capabilities are integrated to perform real-time machine control. The basic V+ software is included in the price of the system.

     Our AIM software simplifies the integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users lacking advanced programming expertise to use this embedded knowledge to accomplish a specific task. We sell several application specific versions of AIM, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, VisionWare, which simplifies the use of vision in both guidance and inspection applications, and PalletWare, which includes special knowledge of box palletizing strategies.


  Simulation Software

     Our simulation software products simulate the layout and throughput of workcells and other equipment and generate the programs to run the workcells. Our CimStation Robotics product simulates robot workcells for our robot products as well as a number of other robot vendors' products. This product is used to test layouts and cycle times and to generate robot application programs. The CimStation Inspection product simulates the operation of Coordinate Measurement Machines ("CMM") and generates programs that would be tedious to program manually given the complex inspection tasks CMMs perform. The SoftMachines product tests programs for machine tool operations. This is a productivity tool for machine tool users who would otherwise have to perform the time consuming task of testing programs on the machine tool itself. Additionally, a product called SoftAssembly is used to simulate and test product assembly and to develop assembly sequences and procedures. Finally, Adept Digital Workcell is the only 3D robotic assembly simulation tool available which allows engineers to program a workcell without the physical robot or cell hardware. Adept Digital Workcell increases productivity by allowing the user to anticipate cycle times, program logic errors, location errors, collision errors and motor saturation errors far earlier in the development process. In addition, Adept Digital Workcell quickly generates alternative conceptual layouts and cycletime estimates for project proposals

  Vision-Based Flexible Feeder

     Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. We have developed a new flexible feeder, the Adept FlexFeeder 250 that can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the Workcell or production line. The Adept FlexFeeder 250 integrates machine vision, software and motion control technology with a simple mechanical device. The Adept FlexFeeder 250 recirculates the parts and separates them, relying on vision to identify individual parts.


Technology

     Our technology integrates the following key elements of RDA: mechanical design, machine controller design, advanced servo systems, motion control software, machine vision software, real-time database management software, simulation software and contamination control. The following table lists our technology by RDA layer:



[Depiction of our products with respect to the four layers of our RDA approach.]

  Hardware

     Direct-drive robot technology. We offer a robot incorporating direct-drive motor technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and improving the robot's product life, reliability and accuracy.

     Controller technology. We offer an open architecture, VME bus-based scalable machine controller. Additionally, we have enhanced our controller technology with the introduction of our new AdeptWindows Controller. Our controller offers plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using Windows 95, 98 and NT operating systems. This open architecture product allows customers to combine the features of our AIM and V+ software products with other personal computer-based software products. Finally, all of our controller products support the same Windows NT-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

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


  Software

     Servo software. The most basic level in our software architecture is the servo software which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to provide closed-loop control for our robots as well as other vendors' robots. The servo software layer includes algorithms for adaptive feed-forward control, direct-drive motor control, force control, position control and a number of safety and diagnostic features.

     Real-time programming language and operating system software. The next level in the software architecture is the V+ programming language and operating system layer. V+ allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This automation programming environment provides a high level language coupled with a multitasking operating system and built in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

     V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner which compute the path of the robot's tool in real time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports a variety of standard communication protocols. In addition, this software includes a multitasking, multiprocessor, time-sliced, deterministic, real-time operating system. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. The development environment for V+ is Windows 95, 98 and
NT-based   and  allows  the  customer  to  utilize  industry  standard  personal computers.

     Machine vision. The real-time control layer of the software also includes machine vision software technology, which quickly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees, as compared with other solutions which simply locate translated images with very limited rotation. The ability to quickly recognize parts which have large variations in orientation is crucial for high speed part feeding where the part orientation is not known, such as in flexible part feeders. Our machine vision software can also measure part dimensions for inspection purposes. Vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be stationary, fixed in the workcell or attached to a robot.

     Data driven module software. The next level in our software hierarchy is the AIM layer. AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an
icon-based   programming   method   that  does  not  require  advanced  computer
programming skills. This method combines task level statements with a high performance real-time database and a structure for representing process knowledge.

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

     We provide application-specific versions of AIM that have built in process knowledge to address general motion, vision, part palletizing and flexible part feeding applications. In addition, process knowledge can be added by end users and system integrators, many of whom have developed their own AIM application-specific packages. AIM can be accessed via the Windows 95, 98 and NT environment.

     Simulation software. The highest level in our software architecture is the simulation software layer, developed by our SILMA division, a leader in the field of simulation software. SILMA's core product, CimStation, allows machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them (kinematic models) are generated automatically. CimStation also allows the dynamics of mechanisms to be modeled, which enables machine cycle times to be accurately predicted. Recently SILMA has added additional computer-aided design interfaces to this core technology for certain markets. CimStation is available on several workstation platforms.

  New Technology

     During fiscal 1999, we introduced and announced several products, including Adept Digital Workcell, Production PILOT, and our semiconductor robots, the AdeptVicron and AdeptAtlas. Adept Digital Workcell is a 3-D robotic assembly simulation tool that allows integration engineers to program a workcell without the physical robot or cell hardware. Adept Digital Workcell increases robot engineering productivity by allowing the user to anticipate and/or identify cycle times, program logic errors, unreachable location errors, collision errors and motor saturation errors much earlier in the development process. We first shipped Adept Digital Workcell in the fourth quarter of fiscal 1999. Production PILOT was announced and previewed in the third quarter
of fiscal 1999. Production PILOT is a new 3D computer-aided      design-based
assembly process planning and design software suite. It gives engineers and designers the ability to analyze and verify assembly processes while simultaneously finding and correcting problems before investing in capital equipment or fabricating any parts. We expect commercial production of Production PILOT in mid fiscal 2000. We also announced the addition of the AdeptVicron and AdeptAtlas in the fourth quarter of fiscal 1999. Designed for semiconductor manufacturing, the new robots consist of several models to accommodate multiple applications for wafer handling and flat panel display transfer automation. We expect commercial production of the AdeptVicron and AdeptAtlas in the first quarter of fiscal 2000.


Customers and Applications

     We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the electronics, telecommunications, semiconductor, appliances, pharmaceutical, food processing and automotive components industries. These companies use our products to perform a wide variety of functions in assembly, material handling and packaging applications, including mechanical assembly, printed circuit board assembly, dispensing, palletizing and inspection. No customer accounted for more than 10% of our net revenues in fiscal 1999, 1998 or 1997.


Sales, Distribution and Marketing

  Sales and Distribution

     We market our products through system integrators, our direct sales force and OEMs.

     System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 300 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. These relationships are generally not regional and are mutually nonexclusive. The greater the investment in equipment and training and the higher the purchase volume, the greater the discount the system integrator receives. In certain international markets, the system integrators perform marketing and support functions directly.

     A substantial portion of our sales is to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers but do not require collateral. In lieu of collateral, we may require customers to make payments in advance of shipment or to provide a letter of credit. We provide reserves for potential credit losses, and to date such losses have been within our expectations. To the extent we are unable to mitigate this risk of collections from system integrators, our expenses would increase, and our operating results would be adversely affected. Furthermore, our relationships with system integrators are generally not exclusive, and some of these system integrators may expend a significant amount of effort or give higher priority to selling products of our competitors. These system integrators may not continue their relationships with us or may form additional competing arrangements with our competitors. We believe that our ability to sell products to system integrators will continue to be important to our success. Although to date none of our system integrators has accounted for a material percentage of our net revenues, the loss of, or a significant reduction in revenues from, system integrators to which we sell a significant amount of our product could result in a decrease in our revenues and could have an adverse effect on our operating results. In addition, as we enter new geographic and applications markets, we must locate system integrators to assist us in building sales in those markets. We may not be successful in obtaining effective new system integrators or in maintaining our sales relationships with them. In the event a number of our system integrators experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or in the event we fail to build an effective systems integrator channel in any new markets, our revenues could decrease substantially or our expenses could increase substantially, either of which would have a material adverse effect on our operating results.

     Direct Sales Force. We employ a direct sales force which calls on end users to communicate the capabilities of our products and support services and obtain up-to-date information on market requirements. Our sales force possesses specific expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. This sales force works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 1999, our North American sales organization included 18 individuals. We have four sales and customer support offices in North America located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; and Cincinnati, Ohio. As of June 30, 1999, our international sales organization included 9 persons covering Europe, Singapore, and South Korea. We have eight international sales and customer support offices located in Dortmund and Munich, Germany; Massy, France; Arezzo, Italy; Kobe, Japan (through our joint venture); Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

     Some of our larger manufacturing end user customers have in-house engineering departments that are comparable to a captive system integrator. These captive engineering groups can establish a corporate integrator relationship with us that offers benefits similar to those provided to our system integrators.

     OEMs. Our   OEM   customers   typically   purchase   one  standard  product
configuration, which the OEM integrates with additional hardware and software and sells under the OEM's label to other resellers and end users.

     The sale of our products generally involves delays frequently associated with purchases of large capital expenditures. Our net revenues depend in significant part upon the decision of a prospective customer to upgrade or expand existing manufacturing facilities or to construct new manufacturing facilities, all of which typically involve a significant capital commitment. In the event one or more large orders fails to close as forecasted for a quarter, our net revenues would decrease and operating results for that quarter could be materially adversely affected.


  Marketing

     Our marketing organization, which consisted of 49 persons as of June 30, 1999, supports our various channels in a number of ways. Product management works with end users, system integrators, corporate integrators and our sales engineers to continuously gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. A marketing programs group generates and qualifies new business through industrial trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry periodicals. This marketing group is responsible for tracking customers and prospects through our marketing database. The marketing group also publishes a document called the MV Partner catalog, which lists software and hardware components that have been certified by us to be compatible with our product line. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, and we view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.


Backlog

     Our product backlog at June 30, 1999 was approximately $19.9 million, as compared with approximately $17.6 million at June 30, 1998. We include in our backlog customer orders for products for which we have accepted signed purchase orders with assigned delivery dates within nine months in the case of sales to end users and system integrators, and one year in the case of sales to OEMs. Our business is characterized by short term order and shipment schedules. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty, and because we utilize our backlog to balance seasonal fluctuations in our bookings, and the sales cycle has continued to shorten, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," which begins on page 20 of this Annual Report on Form 10-K, including the section titled "Factors Affecting Future Operating Results," which begins on page 24.

     Our product sales are seasonal. We have historically had higher bookings for our products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the past, we have attempted to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. If our backlog at the end of the June fiscal quarter is reduced as a result of lower bookings in the June quarter or is otherwise insufficient to compensate for lower bookings in the September fiscal quarter, our revenues and operating results for the September fiscal quarter and future quarters would be reduced. For example, our net revenues decreased as a result of reduced product bookings in each of the three fiscal quarters ending March 27, 1999. In addition, during fiscal 1999 as a whole, our revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. Although our revenues and backlog increased in the last quarter of fiscal 1999, this increase may not be indicative of increased future revenues or a sustainable recovery in our product markets.

     In addition, you should not rely on our backlog as a useful measure of anticipated activity or future revenues. The orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We expect that these delivery changes and order cancellations may adversely affect our revenues in future quarters. Our revenues are subject to the numerous risks described under the caption "Factors That May Affect Future Results," beginning on page 24. You should review these risks carefully.

     A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or of the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. If shipments of our products fail to meet forecasted levels, our revenues would be decreased and we would have increased our operating expenses in anticipation of unrealized increases in sales of our products.


Services and Support

     Our service and support organization, which consisted of 93 persons as of June 30, 1999, is designed to support the customer from the design of the automation line through ongoing support of the installed system. This organization included 52 RDA and application engineers/programmers as of June 30, 1999 based in a number of our sales offices in the U.S., Europe and Asia. This team is experienced in applying our product line to solve a wide array of application issues and operates toll-free telephone support lines to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

     We also maintain a team of instructors, consisting of 10 instructors as of June 30, 1999, who develop training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production.

     Our field service organization, which consisted of 48 persons as of June 30, 1999, is based in eight service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy; Kobe, Japan (through our joint venture); Seoul, South Korea and Singapore. The field-based service engineers maintain and repair our products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades, and preventative maintenance.


Research and Development

     Our research and development efforts are focused on the design of intelligent automation products which address the challenges of designing, implementing, installing, operating and modifying automated production lines. We intend to focus our research and development efforts on the development of an integrated product line which further implements our RDA approach and which reduces cost, enhances performance and improves ease of use.

     We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 1999, we had 80 persons, including two temporary or contract personnel, engaged in research, development and engineering. Our research, development and engineering expenses for fiscal 1999, 1998 and 1997 were approximately $11.1 million, $10.7 million and $9.0 million, respectively, and represented 13.5%, 10.9% and 10.9%, respectively, of net revenues.

     The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive and our future success depend greatly upon the technological quality of our products and processes relative to those of our competitors. In addition, we must continue to develop new and enhanced products and to introduce these new products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. If we cannot successfully develop and manufacture new products, timely enhance our existing technologies, or meet customers' technical specifications, our products could lose market share, our revenues and profits could decline, or we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market share for our existing products or force us to significantly reduce the prices of our existing products.

     From time to time, we have experienced and will likely continue to experience delays in the introduction of new products. We have experienced and may continue to experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements. Any failure of us to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenues from existing products or to manage product and related inventory transitions successfully could harm our business. Our success in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between a product's initial introduction and commencement of volume production.

     The   development  and  commercialization  of  new  products  involve  many difficulties, including the following:

     *  the identification of new product opportunities;

     * the retention and hiring of appropriate research and development personnel;

     *  the definition of the product's technical specifications;

     *  the successful completion of the development process;

     * the successful marketing of the product, the risk of having customers embrace new technological advances;

     * additional customer service costs associated with supporting new product introductions; and

     *  additional customer service costs required for field upgrades.

     For example, we are currently in the process of releasing our new Digital Workcell, semiconductor robots and Production PILOT. These products include significant new networking, communications, and hardware and software technology. The development of these products may not be completed in a timely manner and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products that respond to customer requirements or technological changes, our business and operating results may be harmed.


Manufacturing

     Our manufacturing activities include the assembly, test and configuration of our products. We believe that by performing these operations we can better ensure the quality and performance of our products. We outsource low unit volume, low value-added manufacturing operations, including standard and build-to-print HERE IT ISvolume, low value-added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. We also source some robot mechanisms. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products which are tested again prior to shipment to the customer. This strategy enables us to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

     Our manufacturing organization has expertise in mechanical, electrical, electronic and software assembly and test. In addition, because outstanding quality and reliability over the life of our products are key to customer satisfaction and customers' repeat purchases of automation products, we believe our quality assurance plans and organization are a key part of our business strategy. Our quality assurance organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing work force and monitored to assure compliance. In addition, our quality assurance organization works closely with vendors to develop instructions and to remedy quality problems if they arise. We have initiated an ISO 9002 certification program which we intend to successfully register by the third quarter of fiscal 2000.

     We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves several significant risks, including the following:

     *  loss of control over the manufacturing process;

     *  potential absence of adequate supplier capacity;

     * potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

     *  reduced  control over  manufacturing  yields,  costs,  timely  delivery,
        reliability   and  quality  of  components,   materials  and  mechanical
        subsystems.

     If any significant sole or single source supplier were unable or unwilling to manufacture our components, materials or mechanical subsystems in the volumes and timeframes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms, or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and we could be required to reengineer our products. In the past, we have experienced quality control or specification problems with key components provided by sole source suppliers and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of our suppliers to meet our volume and schedule requirements. Some of our suppliers in the past have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of our product line. Problems of this type with our suppliers may occur in the future.

     Disruption or termination of our supply sources could require us to seek alternative sources of supply and could delay our product shipments and damage relationships with current and prospective customers. Any of these events could result in an increase in our expenses, reductions in our revenues and profits and could result in net losses. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, our business and operating results would be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components would also impair our business, financial condition and results of operations.


Competition

     The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

     *  product functionality and reliability;

     *  customer service;

     *  price; and

     *  product features such as flexibility, programmability and ease of use.

     We compete with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of our competitors have substantially greater financial, technical, marketing and other resources than us. In addition, we may in the future face competition from new entrants in one or more of our markets.

     Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. Some of these large manufacturing companies have greater flexibility in pricing than we have because they generate substantial unit volumes of robots for internal demand. They may have access through their parent companies to large sources of capital. Any of our competitors may seek to expand their presence in other markets in which we compete.

     Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us. They may also adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share, or cause us to lower prices for our products, any of which could harm our business.

     Our principal competitors in the U.S. robot market include U.S. subsidiaries of the Japanese companies Fanuc Ltd., Seiko Instruments, Yamaha Corporation, Sony Corporation, Sankyo Company Limited, and other Japanese robot companies. In the European robot market, we principally compete with Robert Bosch GmbH, which to date has sold most of its products in Germany, and with Fanuc, Seiko, Yamaha, Sony, Sankyo, and other Japanese companies. In the Japanese robot market, over a dozen robot companies compete with us, including Fanuc, Nippon Denso, Panasonic Company, Sankyo, Seiko, Sony and Yamaha. Some of these large manufacturing companies have greater flexibility in pricing than we have because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. In addressing the Japanese market, we are at a competitive disadvantage as compared to Japanese suppliers, many of whom have long-standing collaborative relationships with Japanese manufacturers. Because of this competitive disadvantage, we closed our Japanese subsidiary in the fall of 1998 and now operate through a joint venture in Japan. Although we expect to continue to invest significant resources in the Japanese market in the future, we may not be able to achieve significant sales growth in the Japanese intelligent automation market.

     Our principal competition in the semiconductor atmospheric wafer handling and contamination control market comes from Asyst Technologies, Inc. The majority of Asyst's revenue comes from adaptive Standard Mechanical Interface, or SMIF, devices sold to end users. They have been the leader in SMIF and isolation technology in the semiconductor industry. Additional competitors in the semiconductor robot market are Brooks Automation, Inc. and Equipe, a division of PRI Automation, Inc.

     Our principal competitors in the market for motion control systems include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market our competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics Inc., a subsidiary of Dassault Systemes. In the machine vision market, we face competition from Cognex Corporation, and Robotic Vision Systems Inc.

     There can be no assurance that our current or potential competitors will not develop products comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. In addition, no assurance can be given that we will not be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share, or cause us to lower prices for our products, any of which could materially adversely affect our business, financial condition and results of operations.

ITEM 2. PROPERTIES

     Our headquarters and principal research and development and manufacturing facilities are located in a 92,448 square foot building we lease in San Jose, California. The lease expires in December 2003 and provides for annual lease payments of approximately $1,165,000 in calendar year 1999 and $1,220,000 in calendar year 2000. We lease an additional 30,804 square feet in an adjacent building in San Jose for our SILMA division, which commenced in October 1998. The lease expires in December 2003 and provides for annual lease payments of approximately $610,000 in calendar year 1999 and $636,000 in calendar year 2000. We have entered into an agreement to sublease to a third party 20,387 square feet of the above lease. The sublease commenced in October 1998 and has a one year term with a six month renewal option. The sublease provides for receipts of approximately $420,000 in calendar year 1999, including the option of extending the lease through December 1999. We lease a 4,844 square foot facility in City of Industry, California at which our software development group is based. This lease expires in September 2001. We also lease a facility in Livermore, California consisting of 12,862 square feet that houses certain research and development activities starting from October 1998. This lease expires in October 2003 and provides for annual lease payments of approximately $166,000 and $167,000 in calendar years 1999 and 2000, respectively. Under the lease agreement, we have a right of first refusal to lease an additional 12,862 square feet adjacent to the current facility. We also lease facilities for sales and customer training in Southbury, Connecticut; Southfield, Michigan; Cincinnati, Ohio; Massy, France; Dortmund and Munich, Germany; Arezzo, Italy; Kobe, Japan (through our joint venture); Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

     Subsequent to June 30, 1999, our sublessee defaulted on its sublease. The monthly base rent under the sublease agreement was $34,658 to September 30, 1999 and $36,085 until December 31, 1999. We are evaluating our rights and remedies relating to this matter.


ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. Management has reviewed pending legal matters and, except to the extent set forth below, believes that the resolution of such matters will not have a material adverse effect on our business, financial condition, or results of operations.

     Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified us that they may seek indemnification from us for damages or expenses resulting from this matter. We cannot predict the outcome of this or any similar litigation which may arise in the future. There can be no assurance that such litigation will not have a material adverse effect on our business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 4A. EXECUTIVE OFFICERS

     Our executive officers of the Company are as follows:

            Name             Age                          Position
---------------------------- -----   -----------------------------------------------------
Brian R. Carlisle  .........  48     Chairman of the Board of Directors and Chief
                                     Executive Officer
Bruce E. Shimano   .........  50     Vice President, Research and Development, Secretary
                                     and Director
Marcy R. Alstott   .........  42     Vice President, Operations
Richard J. Casler, Jr.   ...  47     Vice President, Engineering
Charles S. Duncheon   ......  48     Senior Vice President, Marketing and Sales
Kathleen M. Fisher    ......  44     Vice President, Finance and Chief Financial Officer

     Brian R. Carlisle has served as our Chief Executive Officer and Chairman of the Board of Directors since he co-founded the Company in June 1983. From June 1980 to June 1983, he served as General Manager and from June 1977 to June 1980, he served as project manager of the West Coast Division of Unimation, Inc. ("Unimation"), where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received a B.S. and an M.S. in mechanical engineering from Stanford University.

     Bruce   E.   Shimano  has  served  as  our  Vice  President,  Research  and
Development and a director since he co-founded the Company in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received a B.S., an M.S. and a Ph.D. in mechanical engineering from Stanford University.

     Marcy R. Alstott joined Adept Technology in March of 1998 as Vice President of Operations. From August 1995 to March 1998, Ms. Alstott served as Program Director responsible for switching product development at 3Com Corporation, a networking company. Ms. Alstott served as the Director of Manufacturing Engineering responsible for technical operations at Chipcom Corporation, a networking company, from May 1994 to August 1995. Prior to that time, from May 1979 to May 1994, Ms. Alstott served in various capacities at Hewlett-Packard Company, most recently as Materials Manager. Ms. Alstott has a B.S. in mechanical engineering from Purdue University, an M.S. in mechanical engineering from Stanford University and an M.B.A. from the University of Santa Clara.

     Richard J. Casler, Jr. has served as our Vice President of Engineering since April 1993 and from October 1992 to March 1993 served as our Director of Robot Interface Development. In October 1986, Mr. Casler co-founded Genesis Automation, Inc., a developer of robots and automation for the service industry, and served as its president until October 1992. From October 1981 to October 1986, Mr. Casler was manager of product development at Unimation and at Unimation's parent company, Westinghouse Electric Corporation. Mr. Casler received a B.S. and an M.S. in mechanical engineering from the Massachusetts Institute of Technology.

     Charles S. Duncheon has served as our Senior Vice President of Marketing and Sales since September 1988. From May 1984 to May 1987, he served as our General Sales Manager and from May 1987 to September 1988 as Vice President of North American Sales. Prior to that time, Mr. Duncheon served in various marketing positions with Fared Robot Systems, Inc., a robot company, and in various engineering and manufacturing positions at Monsanto Corporation, an international chemicals company. Mr. Duncheon received a B.S. in industrial engineering from Purdue University and an M.B.A. from Southern Illinois University. Mr. Duncheon is a registered professional engineer.

     Kathleen M. Fisher has served as our Vice President, Finance and Chief Financial Officer since August 1999. From April 1997 to April 1999, Ms. Fisher served as Chief Financial Officer, Treasurer, and Vice President of Operations of Inprise Corp. (formerly Borland International Inc.). Prior to that time, Ms. Fisher held positions of Chief Financial Officer, Vice President of Finance, and Treasurer for Softbank Content Services, a privately held, software publishing/management and replication company. Ms. Fisher received an M.B.A. from the University of Southern California and a B.S. in Business Administration from the University of Redlands.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        SHAREHOLDER MATTERS

     Our common stock has been traded on the Nasdaq National Market under the symbol ADTK since our initial public offering on December 15, 1995. The following table reflects the range of high and low sale prices as reported on the Nasdaq National Market for the quarters ended:


                                                         Three Months Ended
                -----------------------------------------------------------------------------------------------------
                Jun. 30,     Mar. 31,     Dec. 31,     Sep. 30,     Jun. 30,     Mar. 31,     Dec. 31,     Sep. 30,
                  1999         1999         1998         1998         1998         1998         1997         1997
                ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
High   ......     $ 10.50      $ 8.50       $ 8.50       $ 8.00       $ 12.00      $ 15.75      $ 16.13      $ 14.50
Low    ......     $  6.00      $ 6.00       $ 4.25       $ 4.75       $  7.00      $  9.25      $  7.69      $  8.63

     At June 30, 1999, there were approximately 348 shareholders of record. To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.


Recent Sales of Unregistered Securities

     In July 1999, we issued 720,008 shares of our common stock in connection with our acquisition of BYE/Oasis Engineering, Inc., a Texas corporation. We issued these shares in reliance on an exemption from the registration requirements of the Securities Act of 1933 contained in Regulation D under the Securities Act. We also granted the former shareholders of BYE/Oasis the right to require us to register for resale up to 350,000 of the shares issued in the aquisition.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        Year Ended June 30,
                                                  ---------------------------------------------------------------
                                                    1999         1998         1997        1996          1995
                                                  ----------   ----------   ----------   ---------   ------------
                                                               (in thousands, except per share data)
Results of Operations:
Net revenues  .................................    $ 82,027     $ 98,394     $ 82,767     $81,572      $59,069
                                                   ---------    ---------    ---------    --------     -------
Cost of revenues    ...........................      44,255       56,503       48,761      46,812       34,788
                                                   ---------    ---------    ---------    --------     -------
   Gross margin  ..............................      37,772       41,891       34,006      34,760       24,281
                                                   ---------    ---------    ---------    --------     -------
Operating expenses:
   Research, development and
    engineering  ..............................      11,063       10,731        9,016       8,098        6,598
   Selling, general and administrative   ......      23,296       25,150       21,628      20,201       14,722
   Restructuring and other nonrecurring
    charges (3)  ..............................         --         2,756          --          --           --
   Acquired in-process research and
    development (1)    ........................         --           --           --          --         2,972
                                                   ---------    ---------    ---------    --------     -------
Total operating expenses  .....................      34,359       38,637       30,644      28,299       24,292
                                                   ---------    ---------    ---------    --------     -------
Operating income (loss)   .....................       3,413        3,254        3,362       6,461          (11)
Interest income, net   ........................         958          998          704         496          440
                                                   ---------    ---------    ---------    --------     -------
Income before provision for income taxes              4,371        4,252        4,066       6,957          429
Provision for (benefit from) income taxes             1,749        1,701        1,309       1,180         (496)
                                                   ---------    ---------    ---------    --------     -------
Net income    .................................    $  2,622     $  2,551     $  2,757     $ 5,777      $   925
                                                   =========    =========    =========    ========     =======
Net income per share (2):
   Basic   ....................................    $    .31     $    .30     $    .34     $   .83      $   .16
                                                   =========    =========    =========    ========     =======
   Diluted    .................................    $    .30     $    .29     $    .33     $   .75      $   .15
                                                   =========    =========    =========    ========     =======
Number of shares used in computing per
 share amounts (2):
   Basic   ....................................       8,590        8,455        8,062       7,003        5,635
                                                   =========    =========    =========    ========     =======
   Diluted    .................................       8,688        8,923        8,442       7,736        6,379
                                                   =========    =========    =========    ========     =======



                                                                            June 30,
                                                  ---------------------------------------------------------------
                                                    1999         1998         1997         1996         1995
                                                  ----------   ----------   ----------   ---------   ------------
                                                                         (in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term
 investments  .................................      26,920       20,903     $ 18,467     $10,975      $ 8,812
Working capital  ..............................      47,561       45,474       38,931      35,030       19,757
Total assets  .................................      69,695       67,958       59,493      56,352       38,371
Long-term liabilities  ........................         --           --           --           26          117
Total shareholders' equity   ..................      54,567       52,669       47,094      42,823       25,678

------------
(1) In June 1995 we acquired SILMA Incorporated and incurred a charge of $3.0 million for acquired in-process research and development in connection with this purchase.

(2) See Notes 1 and 8 of Notes to Consolidated Financial Statements for a discussion of the computation of net income per share.

(3) During 1998, we recorded restructuring and other nonrecurring charges of approximately $2.8 million. See Note 1 of Notes to Consolidated Financial Statements.


Quarterly Results of Operations (Unaudited)

     We operate and report financial results ending on the last Saturday of a thirteen week period for each of our first three fiscal quarters and at June 30 for our fiscal year end. For convenience, we have indicated in this Annual
Report on Form 10-K our fiscal quarters end on March 31, December 31 and September 30.

                                                      Three Months Ended,
                                          -------------------------------------------
                                           Jun. 30,   Mar. 31,   Dec. 31,   Sep. 30,
                                             1999       1999       1998       1998
                                          ---------- ---------- ---------- ----------
                                             (in thousands, except per share data)
Net revenues  ........................... $ 22,061   $ 20,371   $ 19,398   $ 20,197
Cost of revenues    .....................   11,658     10,832     10,469     11,296
                                          --------   --------   --------   --------
Gross margin  ...........................   10,403      9,539      8,929      8,901
                                          --------   --------   --------   --------
Operating expenses:
  Research, development and
   engineering   ........................    3,094      2,807      2,691      2,471
  Selling, general and administrative   .    6,322      5,861      5,454      5,659
  Restructuring and other
   nonrecurring charges(1)   ............       --        --         --         --
                                          --------   --------   --------   --------
Total operating expenses  ...............    9,416      8,668      8,145      8,130
                                          --------   --------   --------   --------
Operating income (loss)   ...............      987        871        784        771
Interest income, net   ..................      280        230        233        215
                                          --------   --------   --------   --------
Income (loss) before provision for
 income taxes ...........................    1,267      1,101      1,017        986
Provision for (benefit from) income
 taxes  .................................      507        441        407        394
                                          --------   --------   --------   --------
Net income (loss)   ..................... $    760   $    660   $    610   $    592
                                          ========   ========   ========   ========
Net income (loss) per share:
  Basic    .............................. $    .09   $    .08   $    .07   $    .07
                                          ========   ========   ========   ========
  Diluted  .............................. $    .09   $    .08   $    .07   $    .07
                                          ========   ========   ========   ========
Number of shares used in computing
 per share amounts:
  Basic    ..............................    8,633      8,511      8,559      8,655
                                          ========   ========   ========   ========
  Diluted  ..............................    8,782      8,630      8,633      8,706
                                          ========   ========   ========   ========
As a Percentage of Net Revenues:   ......
Net revenues  ...........................   100.0 %    100.0 %    100.0 %    100.0 %
Cost of revenues    .....................    52.8       53.2       54.0       55.9
                                          --------   --------   --------   --------
Gross margin  ...........................    47.2       46.8       46.0       44.1
                                          --------   --------   --------   --------
Operating expenses:
  Research, development and
   engineering   ........................    14.0       13.8       13.9       12.2
  Selling, general and administrative   .    28.7       28.7       28.1       28.0
  Restructuring and other
   nonrecurring charges   ...............      --        --         --         --
                                          --------   --------   --------   --------
Total operating expenses  ...............    42.7       42.5       42.0       40.2
                                          --------   --------   --------   --------
Operating income (loss)   ...............     4.5        4.3        4.0        3.9
Interest income, net   ..................     1.3        1.1        1.2        1.0
                                          --------   --------   --------   --------
Income (loss) before provision for
 income taxes ...........................     5.8        5.4        5.2        4.9
Provision for (benefit from) income
 taxes  .................................     2.3        2.2        2.1        2.0
                                          --------   --------   --------   --------
Net income (loss)   .....................     3.5 %      3.2 %      3.1 %      2.9 %
                                          ========   ========   ========   ========

                                           Jun. 30,    Mar. 31,   Dec. 31,    Sep. 30,
                                             1998        1998       1997        1997
                                          ----------- ---------- ---------- ------------
Net revenues  ........................... $ 22,279    $ 23,669   $ 26,464    $ 25,982
Cost of revenues    .....................   13,142      13,445     14,945      14,971
                                          ----------- --------   --------    --------
Gross margin  ...........................    9,137      10,224     11,519      11,011
                                          ----------- --------   --------    --------
Operating expenses:
  Research, development and
   engineering   ........................    3,055       2,647      2,647       2,382
  Selling, general and administrative   .    5,788       6,284      6,499       6,579
  Restructuring and other
   nonrecurring charges(1)   ............    2,081         --         675         --
                                          ----------- --------   --------    --------
Total operating expenses  ...............   10,924       8,931      9,821       8,961
                                          ----------- --------   --------    --------
Operating income (loss)   ...............   (1,787)      1,293      1,698       2,050
Interest income, net   ..................      253         259        230         256
                                          ----------- --------   --------    --------
Income (loss) before provision for
 income taxes ...........................   (1,534)      1,552      1,928       2,306
Provision for (benefit from) income
 taxes  .................................     (614)        621        771         923
                                          ----------- --------   --------    --------
Net income (loss)   ..................... $   (920)   $    931   $  1,157    $  1,383
                                          =========== ========   ========    ========
Net income (loss) per share:
  Basic    .............................. $   (.11)   $    .11   $    .14    $    .17
                                          =========== ========   ========    ========
  Diluted  .............................. $   (.11)   $    .10   $    .13    $    .16
                                          =========== ========   ========    ========
Number of shares used in computing
 per share amounts:
  Basic    ..............................    8,679       8,499      8,375       8,265
                                          =========== ========   ========    ========
  Diluted  ..............................    8,679       8,949      8,961       8,829
                                          =========== ========   ========    ========
As a Percentage of Net Revenues:   ......
Net revenues  ...........................    100.0%     100.0 %    100.0 %     100.0 %
Cost of revenues    .....................     59.0       56.8       56.5        57.6
                                          ----------- --------   --------    --------
Gross margin  ...........................     41.0       43.2       43.5        42.4
                                          ----------- --------   --------    --------
Operating expenses:
  Research, development and
   engineering   ........................     13.7       11.2       10.0         9.2
  Selling, general and administrative   .     26.0       26.5       24.6        25.3
  Restructuring and other
   nonrecurring charges   ...............      9.3         --        2.5          --
                                          ----------- --------   --------    --------
Total operating expenses  ...............     49.0       37.7       37.1        34.5
                                          ----------- --------   --------    --------
Operating income (loss)   ...............     (8.0)       5.5        6.4         7.9
Interest income, net   ..................      1.1        1.1        0.9         1.0
                                          ----------- --------   --------    --------
Income (loss) before provision for
 income taxes ...........................     (6.9)       6.6        7.3         8.9
Provision for (benefit from) income
 taxes  .................................     (2.8)       2.6        2.9         3.6
                                          ----------- --------   --------    --------
Net income (loss)   .....................     (4.1)%      4.0 %      4.4 %       5.3 %
                                          =========== ========   ========    ========

------------
(1) During the fourth quarter of fiscal year 1998, we recorded restructuring and other nonrecurring charges of approximately $2.8 million. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors Affecting Future Results" beginning on page 24 and elsewhere in, or incorporated by reference into, this report.


OVERVIEW

     We design, manufacture and market intelligent automation software and hardware products for assembly, material handling and packaging applications. Our products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Most recently, we announced a new line of robots expressly designed for use in the semiconductor fabrication industry. We have also expanded  our  channel  of  system  integrators  and our international sales and marketing operations. As a result of these developments, the nature and composition of our revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues in recent periods, and international sales comprise a significant portion of our revenues.

     We sell our products through system integrators, our direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to our products, thereby enabling us to provide solutions to a diversified industry base, including the electronics, telecommunications, semiconductor, appliances, pharmaceutical, food processing and automotive components industries. Due to a worldwide slowdown in our served markets, our net revenues have declined in four of the last six fiscal quarters. Although our net revenues increased in the third and fourth quarters of fiscal 1999 compared to the respective preceding quarters, our net revenues in the third and fourth quarters of fiscal 1999 remained below the same respective periods a year ago. Accordingly, our historical results of operations should not be relied upon as an indication of future performance. We do not know when, or if, a sustainable recovery in our product markets will occur.

     In July 1999, we acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis"), a leading manufacturer of mini and micro environment systems and Standard
Mechanical Interface ("SMIF") for the microelectronics industry. We acquired BYE/Oasis through the issuance of 720,008 shares of our common stock which were exchanged for all of the common stock of BYE/Oasis. In addition, we assumed options to purchase an aggregate of 185,361 shares of our common stock in the acquisition. We intend to account for the acquisition as a pooling of interests.

     This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three year period ended June 30, 1999 (i.e., fiscal 1999, 1998 and 1997). Unless otherwise indicated, references to any year in this Management's Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read in conjunction with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.


Results of Operations


  Comparison of 1999 to 1998

     Net Revenues. Our net revenues decreased by 16.6% to $82.0 million in 1999 from $98.4 million in 1998. The decrease in net revenues for 1999 over the prior year was primarily due to decreased product sales, including robot and motion controller sales, decreased service and upgrade revenues, offset in part by increased software revenue, primarily from our SILMA products. Revenue growth slowed substantially beginning in the second half of 1998 as a result of lower sales to the computer disk-drive, telecommunications, semiconductor and electronics industries. Additionally, while our direct sales into the Asian-Pacific HERE IT ISelectronics industries. Additionally, while our direct sales into the Asian-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region during fiscal 1998 adversely affected certain domestic and OEM customers who saw their Asian-Pacific revenues decline. These revenue declines continued into fiscal 1999 and were seen throughout the markets and industries we serve. Although we experienced some improvement in our markets in the second half of fiscal 1999, we cannot estimate when or if a sustained revival in our key hardware markets will occur.

     International sales, including sales to Canada and export sales, were $41.2 million or 50.2% of net revenues in 1999, as compared with $39.8 million or 40.5% of net revenues in 1998. International sales as a percentage of total net revenues have increased due to the greater relative decline in our domestic sales in fiscal 1999 as compared to the prior year. Because international revenues constitute a significant portion of our net revenues, adverse economic conditions or instability in foreign markets where we operate directly can be expected to have an adverse effect on our revenues and results of operations. In addition, and as noted above, fluctuations in economic conditions internationally can also affect our revenues, including domestic revenues, and operating results indirectly to the extent significant customers (or industry segments on which we are significantly dependent) are affected by such international fluctuations.

     Gross Margin. Gross margin was 46.0% in 1999 compared to 42.6% in 1998. The increase in gross margin percentage was primarily attributable to reduced sales of lower margin hardware products, and to a lesser extent, to relatively higher margin software revenue and cost reductions on our products. We expect that we will continue to experience fluctuations in gross margin percentage due to changes in our sales and product mix.

     Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 3.1% to $11.1 million or 13.5% of net revenues in 1999 from $10.7 million or 10.9% of net revenues in 1998. The absolute dollar increase in expenses in 1999 was primarily due to increases in facilities and information system related expenses ($272,000), offset by decreased project material spending ($159,000), and travel expenses ($85,000). Research, development and engineering expenses in 1999 were partially offset by $681,000 of third party development funding as compared with $629,000 of third party development funding in 1998. We expect to continue to receive third party development funding from the federal government as well as other third parties during 2000 but that such funding will be less than funding received in 1999. However, any funds budgeted by the government or other third parties for our development projects may be curtailed or eliminated at any time.

     Selling,   General   and   Administrative  Expenses. Selling,  general  and
administrative expenses decreased 7.4% to $23.3 million or 28.4% of net revenues in 1999 from $25.2 million or 25.6% of net revenues in 1998. The decreased level of spending was primarily attributable to the closure of our Japanese office ($805,000), lower compensation related expenses, including commissions ($256,000), and to a lesser extent, to lower travel expenses
($108,000), reduced foreign currency losses on balance sheet remeasurement ($230,000), and partially offset by an increase in outside consulting services
($410,000). The increase in selling, general and administrative expenses as a percentage of total net revenues was due to the relative decline in the level of net revenues. We expect that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues in future periods.

     Restructuring and Other Nonrecurring Charges. We did not incur any restructuring or other nonrecurring charges in 1999. During 1998, we recorded restructuring charges of approximately $1.0 million and other nonrecurring charges of approximately $1.7 million. The restructuring charges of $1.0 million included $651,000 for relinquishing control of our branch in Japan which resulted in the write-off of certain assets and excess facilities. We now operate in Japan through a joint venture in which we have a minority interest. The remaining $362,000 relates to severance for the termination of certain employees.

     The nonrecurring charges of approximately $1.7 million included $675,000 for non-cash compensation expenses related to our employee stock purchase plan (see Note 1 of Notes to Consolidated Financial Statements) and $383,000 related to the write off of certain information system hardware and software which had become obsolete. Additionally, $413,000 related to the write off of the remaining balance of capitalized purchased software associated with the acquisition of SILMA. Due to technological changes in 1998 related to the SILMA operating platform, we determined the net realizable value of the purchased software was impaired.

     We reported the charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force ("EITF") Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS
Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan
("1995 ESPP") that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the 1995 ESPP on October 31, 1997.

     We completed our restructuring plan and other nonrecurring activity in fiscal 1999 and do not have any amounts accrued for these items as of June 30, 1999.

     Interest Income, Net. Interest income, net in 1999 was $958,000 compared to $998,000 in 1998. The decrease was primarily as a result of a higher concentration of tax advantaged investments yielding lower gross interest income.

     Provision for Income Taxes. Our effective tax rate for both 1999 and 1998 was 40%. Our tax rates for 1999 and 1998 differ from the federal statutory income tax of 34% primarily due to unbenefited foreign losses and foreign taxes, partially offset by the benefits of federal and state tax credits.

     Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. We generally do not hedge our exposure to foreign currency exchange risk on local operational expenses and revenues. Although we believe that unhedged risk associated with foreign currency fluctuations for those transactions have not been material to date, there can be no assurance that such risk will not become material in the future or that we will not incur foreign exchange transaction losses which will have an adverse effect on our results of operations. We make yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Based on the amount of such purchases, current exchange rate fluctuations would not typically be expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, we manage the currency risk associated with the yen-denominated purchases using forward rate currency contracts. We had no outstanding foreign exchange contracts at June 30, 1999.


  Comparison of 1998 to 1997

     Net Revenues. Our net revenues increased by 18.9% to $98.4 million in 1998 from $82.8 million in 1997. The growth in net revenues for 1998 over the prior year was primarily due to increased product sales, including robot and motion controller sales, and increased service and upgrade revenues, including revenues from our Rapid Deployment Automation ("RDA") Services group, which provides engineering contract services. Revenue growth slowed substantially in the second half of 1998 relative to the prior six month period, primarily as a result of lower sales to the computer disk-drive, telecommunications, semiconductor and electronics industries. Additionally, while our direct sales into the Asian-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region has affected certain domestic and OEM customers who have seen their Asian-Pacific revenues decline. This was a leading cause in our declining revenue for the second half of 1998 relative to the prior six month period. International sales, including sales to Canada, were $39.8 million or 40.5% of net revenues in 1998, as compared with $29.6 million or 35.8% of net revenues in 1997.

     Gross Margin. Gross margin was 42.6% in 1998 compared to 41.1% in 1997. The increase in gross margin percentage was primarily attributable to improved margins on mechanism systems sales as a result of increased sales of higher margin products and, to a lesser extent, to increased service and upgrade revenues, including our new RDA engineering contract services. We expect to continue to experience fluctuations in gross margin percentage due to changes in our sales and product mix.

     Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 19.0% to $10.7 million in 1998 from $9.0 million in 1997. As a percentage of net revenues, research, development and engineering expenses remained at 10.9% in both 1998 and 1997. The absolute dollar increase in expenses in 1998 was primarily due to increases in compensation related expenses ($765,000), including consulting expenses and, to a lesser extent, to increases in facilities information system related expenses ($483,000), increased project material spending ($171,000) and to lower third party development funding. Research, development and engineering expenses in 1998 were partially offset by $629,000 of third party development funding as compared with $767,000 of third party development funding in 1997.

     Selling,   General   and   Administrative  Expenses. Selling,  general  and
administrative expenses increased 16.3% to $25.2 million or 25.6% of net revenues in 1998 from $21.6 million or 26.1% of net revenues in 1997. The increased level of spending was primarily attributable to increased headcount and compensation related expenses ($2.9 million) and, to a lesser extent, to higher travel expenses ($467,000) and information system related expenses ($314,000).

     Interest Income, Net. Interest income, net in 1998 was $998,000 compared to $704,000 in 1997. The increase was due to higher levels of available invested funds generated primarily from operating and financing activities as well as higher investment yields in 1998.

     Provision for Income Taxes. Our effective tax rate for 1998 was 40% compared to 32% for 1997. Our tax rates for 1998 and 1997 differ from the federal statutory income tax rate of 34% primarily due to the unbenefited foreign losses and foreign taxes, partially offset by the benefits of federal and state tax credits.


Impact of Inflation

     The effect of inflation on our business and financial position has not been significant to date.


Liquidity and Capital Resources

     As of June 30, 1999, we had working capital of approximately $47.3 million, including $11.7 million in cash and cash equivalents and $15.2 million in short-term investments.

     Our cash requirements during the year ended June 30, 1999 were met primarily through cash provided by operations. Cash, cash equivalents and investments increased $6.0 million from June 30, 1998 primarily as a result of $9.2 million of cash generated from operating activities, offset by $2.2 million of net expenditures for property and equipment, and approximately $900,000 in financing activities.

     Net cash provided by operating activities was primarily attributable to net income adjusted by depreciation and amortization, decreased inventory and accounts receivable. Financing activities consisted of the repurchase of common stock offset by proceeds from employee stock option incentive and purchase plans.

     In August 1998, the Board of Directors authorized us to repurchase up to 450,000 shares of our common stock on the open market or in privately negotiated transactions at prices not to exceed $8.50 per share and a total purchase price not to exceed $3,825,000. We completed the repurchase of 450,000 shares at an average price of $7.10 per share in the first and second quarters of fiscal 1999.

     We currently anticipate capital expenditures of approximately $3.0 million in 2000.

     We believe that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our working capital requirements for at least the next twelve months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to us.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities: ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the effective date of SFAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not concluded whether the adoption of SFAS 133 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. We have concluded adoption of this SOP will not have a material impact on our consolidated financial position, results of operations or cash flows.


FACTORS AFFECTING FUTURE OPERATING RESULTS

You should not rely on our past results to predict our future performance because our operating results may fluctuate.

     Our historical operating results may not be accurate indicators of our future performance. Our revenues and operating results have been subject to significant quarterly and annual fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these quarterly fluctuations in the future include:

     * fluctuations in capital spending domestically and internationally in one or more industries in which we sell our products;

     *  new product introductions by us or by our competitors;

     *  changes in product and pricing by us, our suppliers or our competitors;

     *  availability of components and raw materials for our products;

     * our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

     * our failure to anticipate the changing product requirements of our customers;

     * a lack of market acceptance of our products or a shift in demand for our products;

     *  changes in the mix of sales by distribution channels;

     *  changes in the spending patters of our customers; and

     *  unusual or infrequent events such as litigation or acquisitions.

     Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

     Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998 and the first three quarters of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. In connection with this downturn, we were forced to affect a restructuring program in the fourth quarter of fiscal 1998. Although we experienced some improvements in the markets in the third and fourth quarter of fiscal 1999, we cannot estimate when or if a sustained revival in these key hardware markets will occur.

     We generally recognize product revenue upon shipment or, for certain international sales, upon receipt of the product by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. In particular, we tend to recognize a substantial portion of our revenues during the last month or weeks of a quarter. Any delay in shipments of our products, therefore, would have an adverse effect on our revenues and profitability. We may experience such delays as a result of product development delays, problems obtaining raw materials, inability to complete transactions in our sales pipeline, or any of the other risks described in this section.

     In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal or quarterly period are below expected levels, our revenues and profits for that period would be reduced, and we could experience a loss.

     In the event that in some future fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We cannot assure you and we will be able to increase or sustain our profitability on a quarterly or an annual basis in the future.


Because our product sales are seasonal, we may not be able to maintain a steady revenue stream.

     Our product sales are seasonal. We have historically had higher bookings for our products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the past, we have attempted to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. If our backlog at the end of the June fiscal quarter is reduced as a result of lower bookings in the June quarter or is otherwise insufficient to compensate for lower bookings in the September fiscal quarter, our revenues and operating results for the September fiscal quarter and future quarters would be reduced. For example, our net revenues decreased as a result of reduced product bookings in each of the three fiscal quarters ending March 27, 1999. In addition, during fiscal 1999 as a whole, our net revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets.

     In addition, you should not rely on our backlog as a useful measure of anticipated activity or future revenues. The orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty by the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We expect that these delivery changes and order cancellations may adversely affect our revenues in future quarters.

     A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or of the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. If shipments of our products fail to meet forecasted levels, our revenues would be decreased and we would have increased our operating expenses in anticipation of unrealized increases in sales of our products.


Sales of our products depend on the capital spending habits of our customers, which tend to be cyclical.

     Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success depends directly on the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations because of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asian-Pacific region, we believe that recent instability in the Asian-Pacific economies had a material adverse effect on our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, telecommunications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, material adverse impact on our business.

Many of the key components and materials of our products come from single source suppliers, and their procurement requires lengthy lead times.

     We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves several significant risks, including the following:

     *  loss of control over the manufacturing process;

     *  potential absence of adequate supplier capacity;

     * potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

     *  reduced  control over  manufacturing  yields,  costs,  timely  delivery,
        reliability   and  quality  of  components,   materials  and  mechanical
        subsystems.

     If any significant sole or single source supplier were unable or unwilling to manufacture our components, materials or mechanical subsystems in the volumes and timeframes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms, or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and we could be required to reengineer our products. In the past, we have experienced quality control or specification problems with key components provided by sole source suppliers and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of our suppliers to meet our volume and schedule requirements. Some of our suppliers in the past have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of our product line. Problems of this type with our suppliers may occur in the future.

     Disruption or termination of our supply sources could require us to seek alternative sources of supply and could delay our product shipments and damage relationships with current and prospective customers. Any of these events could result in an increase in our expenses, reductions in our revenues and profits and could result in net losses. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, our business and operating results would be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components would also impair our business and results of operations.


Any problems we encounter integrating BYE/Oasis Engineering Inc. into our business could increase our expenses and adversely affect our operating results.

     We recently completed the acquisition of BYE/Oasis Engineering Inc. BYE/Oasis is a manufacturer of contamination control systems and standard mechanical interfaces for semiconductor fabrication facilities, a business in which we have no operational experience. This acquisition will require us to integrate two geographically separated companies that previously operated independently, and we have limited experience with integration of acquired companies. We may encounter difficulties integrating our product offerings and operations with those of BYE/Oasis. In addition, we may not be able to successfully market BYE/Oasis's products or develop any new products as a result of the acquisition. The public announcement of our acquisition of BYE/Oasis could result in suppliers, distributors, or customers of BYE/Oasis canceling or otherwise terminating their arrangements with BYE/Oasis. If we fail to achieve the product, marketing, distribution, and other operational benefits and efficiencies we originally anticipated in the merger, we will have overpaid for the acquisition, and our shareholders will have experienced substantial dilution without off-setting benefits.

We face intense competition in the market for intelligent automation products.

     The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

     *  product functionality and reliability;

     *  customer service;

     *  price; and

     *  product features such as flexibility, programmability and ease of use.

     We compete with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of our competitors have substantially greater financial, technical, marketing and other resources than us. In addition, we may in the future face competition from new entrants in one or more of our markets.

     Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. Some of these large manufacturing companies have greater flexibility in pricing than we have because they generate substantial unit volumes of robots for internal demand. They may have access through their parent companies to large sources of capital. Any of our competitors may seek to expand their presence in other markets in which we compete.

     Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us. They may also adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, or that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share, or cause us to lower prices for our products, any of which could harm our business.

     Our principal competitors in the U.S. robot market include U.S. subsidiaries of the Japanese companies Fanuc Ltd., Seiko Instruments, Yamaha Corporation, Sony Corporation, Sankyo Company Limited, and other Japanese robot companies. In the European robot market, we principally compete with Robert Bosch GmbH, which to date has sold most of its products in Germany, and with Fanuc, Seiko, Yamaha, Sony, Sankyo, and other Japanese companies. In the Japanese robot market, over a dozen robot companies compete with us, including Fanuc, Nippon Denso, Panasonic Company, Sankyo, Seiko, Sony and Yamaha. Some of these large manufacturing companies have greater flexibility in pricing than we have because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large sources of capital. In addressing the Japanese market, we are at a competitive disadvantage as compared to Japanese suppliers, many of whom have long-standing collaborative relationships with Japanese manufacturers. Because of this competitive disadvantage, we closed our Japanese subsidiary in the fall of 1998 and now operate through a joint venture in Japan. Although we expect to continue to invest significant resources in the Japanese market in the future, we may not be able to achieve significant sales growth in the Japanese intelligent automation market.

     Our principal competition in the semiconductor atmospheric wafer handling and contamination control market comes from Asyst Technologies, Inc. The majority of Asyst's revenue comes from adaptive Standard Mechanical Interface, or SMIF, devices sold to end users. They have been the leader in SMIF and isolation technology in the semiconductor industry. Additional competitors in the semiconductor robot market are Brooks Automation, Inc. and Equipe, a division of PRI Automation, Inc.

     Our principal competitors in the market for motion control systems include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market our competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics Inc., a subsidiary of Dassault Systemes. In the machine vision market, we face competition from Cognex Corporation, and Robotic Vision Systems Inc.


We may not be able to keep up with the rapid pace of technological change and new product development that characterize the intelligent automation industry.

     The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive and our future success depend greatly upon the technological quality of our products and processes relative to those of our competitors. In addition, we must continue to develop new and enhanced products and to introduce these new products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. If we cannot successfully develop and manufacture new products, timely enhance our existing technologies, or meet customers' technical specifications, our products could lose market share, our revenues and profits could decline, or we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market share for our existing products or force us to significantly reduce the prices of our existing products.

     From time to time, we have experienced and will likely continue to experience delays in the introduction of new products. We have experienced and may continue to experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements. Any failure by us to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenues from existing products or to manage product and related inventory transitions successfully could harm our business. Our success in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between a product's initial introduction and commencement of volume production.

     The   development  and  commercialization  of  new  products  involve  many difficulties, including the following:

     *  the identification of new product opportunities;

     * the retention and hiring of appropriate research and development personnel;

     *  the definition of the product's technical specifications;

     *  the successful completion of the development process;

     * the successful marketing of the product, the risk of having customers embrace new technological advances;

     * additional customer service costs associated with supporting new product introductions; and

     *  additional customer service costs required for field upgrades.

     For example, we are currently in the process of releasing our new Digital Workcell, semiconductor robots and Production PILOT. These products include significant new networking, communications, and hardware and software technology. The development of these products may not be completed in a timely manner and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products that respond to customer requirements or technological changes, our business and operating results may be harmed.


Our  software  products  may  contain defects that could harm our reputation and

     future business prospects.  New   or   existing   software   products   or
enhancements may contain errors or performance problems when first introduced, when new versions or enhancements are released, or even after products or enhancements have been used in the marketplace for a period of time. Despite our testing, product defects may be discovered only after a product has been installed and used by customers. Errors and performance problems may be discovered in future shipments of our products. These errors could result in expensive and time consuming design modifications or large warranty charges, damage customer relationships and result in loss of market share, any of which could harm our reputation and future business prospects. In addition, increased development and warranty costs would reduce our operating profits and could result in losses.


We rely on systems integrators to sell our products.

     We believe that our ability to sell products to system integrators will continue to be important to our success. A substantial portion of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. From time to time, because we do not require collateral, we may require customers to make payments in advance of shipment or to provide a letter of credit. We provide reserves for potential credit losses, and to date losses of this type have been within our expectations. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be materially adversely affected.

     Our relationships with system integrators are generally not exclusive, and some of our system integrators may expend a significant amount of effort or give higher priority to selling products of our competitors. In the future, any of these system integrators may discontinue their relationships with us or form additional competing arrangements with our competitors. Although to date none of our system integrators has accounted for a material percentage of our net revenues, the loss of, or a significant reduction in revenues from, system integrators to which we sell a significant amount of our product could result in a material reduction in our revenues and a reduction in our operating results.

     As we enter new geographic and applications markets, we must locate system integrators to assist us in generating sales in those markets. We may not be successful in obtaining effective new system integrators or in maintaining sales relationships with them. If a number of our system integrators experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or if we fail to build an effective systems integrator channel in any new markets, our revenues and operating results would be adversely affected.


Our presence in international markets exposes us to risk.

     We anticipate that international sales will continue to account for a significant portion of our net revenues; however, we cannot assure you that international sales will increase or that the current level of international sales will be sustained. Net revenues from international sales, including sales to Canada, have accounted for a significant portion of our net revenues. International sales were $41.2 million, $39.8 million and $29.6 million for the fiscal years ended June 30, 1999, 1998 and 1997. This represented 50.2%, 40.5%, and 35.8% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

     *  Different regulatory requirements;

     *  political and economic changes and disruptions;

     *  transportation delays, foreign currency fluctuations;

     *  export/import controls;

     *  tariff regulations;

     *  higher freight rates;

     *  difficulties in staffing and managing foreign sales operations;

     *  greater difficulty in accounts receivable collection; and

     * potentially adverse tax consequences.

     In addition, duty, tariff and freight costs can materially increase the cost of crucial components for our products. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. Moreover, because substantially all of our foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. Any of these factors may result in a reduction in our revenues and a decrease in our earnings

     We anticipate that past turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on our sales to customers located in or whose projects are based in those countries. Specific factors that may affect us include the impact of currency fluctuations on the relative price of the our products and restrictions on government spending imposed by the International Monetary Fund on those countries receiving the International Monetary Fund's assistance. In addition, customers in those countries may face reduced access to working capital to fund capital expenditures due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or bank's financial condition, or the inability to access local equity financing.

     We make yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the amount of yen-denominated purchases, we may engage in hedging transactions in the future. However, notwithstanding these precautions, we remain subject to the transaction exposures that arise from foreign exchange movements between the date a foreign currency export sale or purchase transaction is recorded and the date cash is received or payments are made in foreign currencies. We cannot assure you that our current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not impair our business or operating results.


If our hardware products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

     Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines can change and are subject to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot assure you that future products can be designed, within market window and financial constraints, to meet the future requirements. In the event any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. As a result, our business, financial condition and results of operations could be impaired.


If  we do not comply with environmental regulations, our business may be harmed.


     We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to a variety of consequences that could harm our business, including:

     *  the imposition of substantial fines;

     *  suspension of production; and

     *  alteration of manufacturing processes or cessation of operations.

     Compliance with environmental regulations could require us to acquire expensive remediation equipment or to incur substantial expenses. Our failure to control the use, disposal, removal, or storage of, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liabilities under certain statutes. The imposition of liabilities of this kind could harm our financial condition.


We could lose revenues and incur significant costs if our systems, the systems of our customers or third-party systems that we use are not Year 2000 compliant.

     We may experience significant problems and costs associated with Year 2000 compliance that could adversely affect our business, results of operations and financial condition. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     In fiscal 1998, we commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in our internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to obtain an agreement to modify or replace all non-compliant products. We have contacted our critical suppliers and major customers to determine whether the products obtained from such vendors or sold by the customer to third parties are Year 2000 compliant. Our suppliers and customers are under no contractual obligation to provide such information to the Company. In addition, we have implemented at our San Jose headquarters the initial phase of a Year 2000 compliant enterprise resource planning system from a third-party vendor and are also considering converting certain of our other software and systems to commercial products that are known to be Year 2000 compliant. Additionally, in Europe, we are in the process of upgrading our management information systems. We have been advised by the third party suppliers of these systems and upgrades that the upgrades will render our European management information systems Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of our personnel using such systems.

     Based on the information available to date, we believe we will be able to complete our Year 2000 compliance review and make necessary modifications prior to the end of calendar year 1999. Software or systems which are deemed critical to our business are scheduled to be Year 2000 compliant by the end of calendar year 1999. Nevertheless, particularly to the extent we rely on the products of other vendors to resolve Year 2000 issues, there can be no assurances that we will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or we were to experience delays implementing Year 2000 compliant software products, we could incur substantial costs and disruption of our business, which would potentially have a material adverse effect on our business and results of operations.

     In the ordinary course of our business, we test and evaluate our own software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products with respect to four digit date dependent data or the ability of these products to correctly create, store, process and output information related to such date data. To the extent our software products are not fully Year 2000 compliant, our software products may not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. To the extent that our products are sold through system integrators or other third parties, our products may experience Year 2000 problems as a result of the integration of our software with noncompliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products with respect to four digit date dependent data or the ability to create, store, process and output information related to such data.
If any of our licensees experience Year 2000 problems, these licensees could assert claims for damages against us.

     To  date,  we  have  not  identified  a  complete  and  separate budget for investigating and remedying issues related to Year 2000 compliance whether involving our own software products or the software of systems used in our internal operations. We have incurred costs of approximately $3.3 million and expect to incur in total, approximately $3.5 million in connection with our implementation of a new enterprise resource planning software system and upgrades for other systems at our San Jose headquarters and in our European offices, which is Year 2000 compliant. Additionally, we are currently in the process of developing a contingency plan related to Year 2000. Our resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on our business, financial condition and results of operations.


We may not be able to handle the introduction of the Single European Currency.

     We are in the process of addressing the issues raised by the introduction of the Single European Currency, or the Euro, as of January 1, 1999 and transition to full adoption as of January 1, 2002. Our internal systems that are affected by the initial introduction of the Euro were Euro-capable as of January 1, 1999. We do not presently expect that the introduction and use of the Euro will materially affect our foreign exchange and hedging activities, or our use of derivative instruments, or will result in any material increase in costs to us. While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on our financial condition or overall trends in results of operations.


The success of our business depends on our key employees.

     We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be materially adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to the Company since our inception, or Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since our inception. In addition, the loss of the services of any of our senior managerial, technical or sales personnel could materially adversely affect our business, financial condition, and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

     Our future success also heavily depends on our continuing ability, to attract, retain, and motivate highly qualified managerial, technical and sales personnel. Competition for qualified technical personnel in the intelligent automation industry is intense. Our inability to recruit and train adequate numbers of qualified personnel on a timely basis would adversely affect our ability to design, manufacture, market and support our products.


We are subject to the risks associated with acquisitions.

     From  time  to  time,  we  may  consider  the  acquisition  of companies or technologies that management believes may complement or extend our current products, businesses, or technologies. In the last three years, we have made some acquisitions of various sizes, including the recent acquisition of BYE/Oasis. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

     * difficulty in combining the technology, operations, or work force of the acquired business; o disruptions of our on-going businesses;

     * difficulties in realizing our potential financial and strategic position through the successful integration of the acquired business;

     * difficulty in maintaining uniform standards, controls, procedures, and policies; difficulty in obtaining preferred acquisition accounting treatment;

     * potential negative impact in results of operations due to amortization of goodwill or other intangible assets acquired; and

     *  the diversion of management attention.

     The risks described above, either individually or in the aggregate, could materially adversely affect our business, operating results, and financial condition. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock.


Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

     Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We cannot be certain that the steps we have taken to prevent the misappropriation of our intellectual property are adequate, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We rely on a combination of patent, copyright and trade secret protection and nondisclosure agreements to protect our proprietary rights. However, we cannot be certain that patent and copyright law and trade secret protection may not be adequate to deter misappropriation of our technology, that any patents issued to Adept will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us, or that the claims under any patent application will be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will issue from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

     We may in the future initiate claims or litigation against third parties for infringement of our proprietary rights in order to determine the scope and validity of our proprietary rights or the proprietary rights of our competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.


We may face costly intellectual property infringement claims.

     We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, damages for infringement, and the need to obtain a license relating to one or more of our products or current or future technologies. Such license may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

     For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from this matter. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy which ensures the safety and preservation of our invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates by year of maturity for our investment portfolio.


                                                                                                Fair
                                               1999         2000     2001        Total         Value
                                            -------------   ------   ------   -------------   ----------
                                                                   (in thousands)
Cash equivalents
   Fixed rate    ........................    $  11,720       --       --       $  11,720       $ 11,720
   Average rate  ........................         3.93%      --       --            3.93%
Auction rate securities
   Fixed rate    ........................    $   9,400       --       --       $   9,400       $  9,400
   Average rate  ........................         3.62%      --       --            3.62%
Auction rate preferred
   Variable rate    .....................    $   5,800       --       --       $   5,800       $  5,800
   Average rate  ........................         3.05%      --       --            3.05%
                                             ---------                         ---------       ---------
      Total Investment Securities  ......    $  26,920       --       --       $  26,920       $ 26,920
                                             ---------                         ---------       ---------
   Average rate  ........................         3.63%      --       --            3.63%

     We mitigate default risk by attempting to invest in high credit quality securities and by constantly positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

     We conduct business on a global basis. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At June 30, 1999 there were no outstanding foreign currency exchange contracts.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The information required by this Item is set forth in the Company's Financial Statements and Notes thereto beginning at page F-1 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held November 5, 1999 to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K (the "Proxy Statement"). The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with
Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.


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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1)   Financial Statements
            The financial statements (including the Notes thereto listed in the Index to
            Consolidated Financial Statements (set forth in Item 8 of Part II of this Form 10-K)
            are filed as part of this Annual Report on Form 10-K.
   (a)(2)   Financial Statement Schedules
            The following financial statement schedule is included herein:
            Schedule II--Valuation and Qualifying Accounts
            Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.
   (a)(3)   Exhibits
             3.1(1)  Restated Articles of Incorporation of the Registrant.
             3.2(1)  Bylaws of the Registrant, as amended to date.
            10.1(1)  1983 Stock Incentive Program, and form of Agreement thereto.
            10.2(2)  1993 Stock Plan as amended, and form of agreement thereto.
            10.3     1998 Employee Stock Purchase Plan as amended, and form of agreements thereto.
            10.4(2)  1995 Director Option Plan as amended, and form of agreement thereto.
            10.5(1)  Form of Indemnification Agreement between the Registrant and its officers and directors.
          10.6.1(1)  Lease Agreement between the Registrant and Technology Associates I dated
                     July 18, 1986, as amended.
          10.6.2(1)  Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993, as amended.
          10.6.3(1)  Standard Office Lease--Gross between SILMA Incorporated and South
                     Bay/Copley Joint Venture dated November 11, 1992.
          10.6.4(2)  Fifth Amendment to Lease between Registrant and Metropolitan Life Insurance
                     Company dated as of December 5, 1996.
          10.7(1)      Loan Payoff Plan dated August 3, 1993 between Registrant and Charles
                     Duncheon.
          10.7.1     Promissory Note between Registrant and Charles Duncheon dated August 20,
                     1998
          10.7.2     Promissory Note between Registrant and Richard Casler dated April 16, 1999.
          10.7.3     Promissory Note between Registrant and Brian Carlisle dated May 7, 1999.
          10.7.4     Promissory Note between Registrant and Bruce Shimano dated May 7, 1999.
          10.8(3)    Offer Letter between the Registrant and Marcy Alstott dated February 19, 1998, as amended.
          10.8.1(3)  Promissory Note between Registrant and Marcy Alstott dated April 27, 1998.
          10.8.2     Offer Letter between the Registrant and Kathleen Fisher dated July 16, 1999.
          10.8.3     Promissory Note between Registrant and Kathleen Fisher dated August 2, 1999.
          10.9(3)    Lease Agreement dated as of April 30, 1998 between the Registrant and the
                     Joseph and Eda Pell Revocable Trust dated August 18, 1989.
          10.10(3)   Lease Agreement dated June 1, 1998 between the Registrant and Technology
                     Centre Associates LLC for the premises located at 180 Rose Orchard Way,
                     San Jose, California.





          10.10.1(3) First Amendment to Lease Agreement dated June 1, 1998 between the
                     Registrant and Technology Centre Associates LLC dated July 31, 1998.
          10.10.2(3) Sublease between the Registrant and Ascent Logic Corporation dated as of July
                     31, 1998.
          21.1(3)    Subsidiaries of the Registrant.
          23.1       Consent of Ernst & Young LLP, Independent Auditors
          24.1       Power of Attorney (See Page 39).
          27.1       Financial Data Schedule.

------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S- 1 (Reg. No. 33-98816) as declared effective by the Commission on December 15, 1995.

(2) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 as filed with the Commission on September 26, 1997.

(3) Incorporated by reference to exhibits filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 as filed with the Commission on September 28, 1998.

     (b) Reports on Form 8-K.

      We did not file any reports on Form 8-K during the quarter ended June 30, 1999. However, on July 28, 1999 we filed a Form 8-K to announce the acquisition of BYE/Oasis Engineering, Inc.

     (c)  Exhibits.
     See Item 14(a)(3) above.

     (d) Financial Statement Schedules.
     See Item 14(a)(2) above.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ADEPT TECHNOLOGY, INC.


                                            By: /s/ Kathleen M. Fisher
                                            -----------------------------------
                                               Kathleen M. Fisher
                                               Vice President, Finance
                                               and Chief Financial Officer


Date: September 24, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian R. Carlisle and Kathleen M. Fisher and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form
10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                              Title                             Date
-----------------------------   ----------------------------------------   --------------------
      /s/ Brian R. Carlisle     Chairman of the Board of Directors and     September 24, 1999
---------------------------     Chief Executive Officer (Principal
      (Brian R. Carlisle)       Executive Officer)

     /s/ Kathleen M. Fisher     Vice President, Finance and Chief          September 24, 1999
---------------------------     Financial Officer (Principal Financial
      (Kathleen M. Fisher)      and Accounting Officer)

      /s/ Bruce E. Shimano      Vice President, Research and               September 24, 1999
---------------------------     Development, Secretary and Director
       (Bruce E. Shimano)

     /s/ Ronald E. F. Codd      Director                                   September 24, 1999
---------------------------
      (Ronald E. F. Codd)

      /s/ Michael P. Kelly      Director                                   September 24, 1999
---------------------------
       (Michael P. Kelly)

        /s/ Cary R. Mock        Director                                   September 24, 1999
---------------------------
         (Cary R. Mock)

      /s/ John E. Pomeroy       Director                                   September 24, 1999
---------------------------
       (John E. Pomeroy)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            ADEPT TECHNOLOGY, INC.


                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young, LLP, Independent Auditors   ....................................   F-1
Consolidated Balance Sheets at June 30, 1999 and June 30, 1998   ........................   F-2
Consolidated Statements of Income for each of the three years in the period ended
 June 30, 1999   ........................................................................   F-3
Consolidated Statements of Cash Flows for each of the three years in the period ended
 June 30, 1999   ........................................................................   F-4
Consolidated Statements of Shareholders' Equity for each of the three years in the period
 ended June 30, 1999   ..................................................................   F-5
Notes to Consolidated Financial Statements  .............................................   F-6

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Shareholders and Board of Directors
Adept Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.


                                                Ernst & Young LLP


San Jose, California
August 2, 1999

                            ADEPT TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                             June 30,     June 30,
                                                                               1999         1998
                                                                             ----------   ----------
                                                                                 (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents    ..........................................    $ 11,720     $  9,603
   Short-term investments    .............................................      15,200       11,300
   Accounts receivable, less allowance for doubtful accounts of $637 in
    1999 and $452 in 1998 ................................................      19,084       19,904
   Inventories   .........................................................      11,284       15,190
   Deferred tax and other current assets    ..............................       5,401        4,766
                                                                              ---------    ---------
      Total current assets   .............................................      62,689       60,763
Property and equipment, net  .............................................       5,672        5,853
Other assets  ............................................................       1,334        1,342
                                                                              ---------    ---------
      Total assets  ......................................................    $ 69,695     $ 67,958
                                                                              =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable    ...................................................    $  5,943     $  5,226
   Accrued payroll and related expenses  .................................       3,129        3,584
   Accrued warranty    ...................................................       1,358        1,830
   Deferred revenue    ...................................................       1,274          999
   Accrued restructuring and nonrecurring charges    .....................         --         1,019
   Taxes payable and other accrued liabilities    ........................       3,424        2,631
                                                                              ---------    ---------
      Total current liabilities    .......................................      15,128       15,289
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value: 5,000 shares authorized, none issued and
    outstanding  .........................................................         --           --
   Common stock, no par value: 25,000 shares authorized, 8,739 issued
    and outstanding in 1999, and 8,723 in 1998    ........................      50,161       50,225
   Retained earnings   ...................................................       4,406        2,444
                                                                              ---------    ---------
      Total shareholders' equity   .......................................      54,567       52,669
                                                                              ---------    ---------
      Total liabilities and shareholders' equity  ........................    $ 69,695     $ 67,958
                                                                              =========    =========

                                       See accompanying notes.

                            ADEPT TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                   Year Ended June 30,
                                                           -----------------------------------
                                                            1999         1998         1997
                                                           ---------   ----------   ----------
                                                             (in thousands, except per share
                                                                          data)
Net revenues  ..........................................   $82,027      $ 98,394     $ 82,767
Cost of revenues    ....................................    44,255        56,503       48,761
                                                           --------     ---------    ---------
Gross margin  ..........................................    37,772        41,891       34,006
Operating expenses:
   Research, development and engineering    ............    11,063        10,731        9,016
   Selling, general and administrative   ...............    23,296        25,150       21,628
   Restructuring and other nonrecurring charges   ......       --          2,756          --
                                                           --------     ---------    ---------
Total operating expenses  ..............................    34,359        38,637       30,644
                                                           --------     ---------    ---------
Operating income    ....................................     3,413         3,254        3,362
Interest income  .......................................       966         1,025          717
Interest expense    ....................................         8            27           13
                                                           --------     ---------    ---------
Income before provision for income taxes    ............     4,371         4,252        4,066
Provision for income taxes   ...........................     1,749         1,701        1,309
                                                           --------     ---------    ---------
Net income    ..........................................   $ 2,622      $  2,551     $  2,757
                                                           ========     =========    =========
Net income per share:
   Basic   .............................................   $   .31      $    .30     $    .34
                                                           ========     =========    =========
   Diluted    ..........................................   $   .30      $    .29     $    .33
                                                           ========     =========    =========
Number of shares used in computing per share
 amounts:
   Basic   .............................................     8,590         8,455        8,062
                                                           ========     =========    =========
   Diluted    ..........................................     8,688         8,923        8,442
                                                           ========     =========    =========

                                      See accompanying notes.

                                               F-3

                            ADEPT TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended June 30,
                                                                        ------------------------------------------
                                                                           1999           1998           1997
                                                                        ------------   ------------   ------------
                                                                                      (in thousands)
Operating activities
 Net income    ......................................................    $   2,622      $   2,551      $   2,757
 Adjustments to reconcile net income to net cash provided by
   operating activities:   ..........................................
   Depreciation and amortization    .................................        3,106          3,049          2,981
   (Gain) loss on disposal of property and equipment  ...............          (37)          (278)           316
   Compensation expense related to employee stock purchase
    plan    .........................................................           --            675             --
   Write-off of certain assets relating to restructuring and
    nonrecurring charges   ..........................................           --          1,062             --
   Tax benefit from stock plans  ....................................          164            544             73
   Changes in operating assets and liabilities:
    Accounts receivable    ..........................................          820         (2,541)         3,245
    Inventories   ...................................................        3,384         (2,678)         1,044
    Deferred tax and other current assets    ........................         (635)        (2,249)          (262)
    Other assets  ...................................................          (71)          (181)          (411)
    Accounts payable    .............................................          717          1,289         (2,967)
    Accrued payroll and related expenses  ...........................         (455)         1,273           (324)
    Accrued warranty    .............................................         (645)           (16)           459
    Deferred revenue    .............................................          275           (139)           577
    Accrued restructuring and nonrecurring charges    ...............       (1,019)         1,019             --
    Taxes payable and other accrued liabilities    ..................          927         (1,325)         1,131
                                                                         ---------      ---------      ---------
   Total adjustments    .............................................        6,531           (496)         5,862
                                                                         ---------      ---------      ---------
 Net cash provided by operating activities   ........................        9,153          2,055          8,619
                                                                         ---------      ---------      ---------
Investing activities
 Purchase of property and equipment    ..............................       (2,435)        (3,084)        (1,631)
 Proceeds from the sale of property and equipment  ..................          187            470             63
 Purchases of long-term available-for-sale investments   ............           --             --         (1,000)
 Sales of long-term available-for-sale investments    ...............           --          1,000             --
 Purchases of short-term available-for-sale investments  ............      (31,206)       (21,003)       (20,123)
 Sales of short-term available-for-sale investments   ...............       27,306         17,069         15,657
                                                                         ---------      ---------      ---------
 Net cash used in investing activities    ...........................       (6,148)        (5,548)        (7,034)
                                                                         ---------      ---------      ---------
Financing activities
 Proceeds from employee stock incentive program, employee
   stock purchase plan, net of repurchases and cancellations   ......        2,306          1,995          1,441
 Repurchase of common stock   .......................................       (3,194)            --             --
                                                                         ---------      ---------      ---------
 Net cash provided by (used in) financing activities  ...............         (888)         1,995          1,441
                                                                         ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents   ..................        2,117         (1,498)         3,026
Cash and cash equivalents, beginning of period  .....................        9,603         11,101          8,075
                                                                         ---------      ---------      ---------
Cash and cash equivalents, end of period  ...........................    $  11,720      $   9,603      $  11,101
                                                                         =========      =========      =========
Supplemental disclosure of noncash activities:
 Inventory capitalized into property, equipment and related tax   .      $     561      $     863      $     718
 Addition to capital lease obligation  ..............................    $      --      $      13      $      --
Cash paid during the period for:
 Interest   .........................................................    $       8      $      27      $      13
 Taxes paid (refunded)  .............................................    $    (189)     $   3,894      $     638

                                                   See accompanying notes.

                                                               F-4


                            ADEPT TECHNOLOGY, INC.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                 Common Stock         Retained          Total
                                             ---------------------    Earnings      Shareholders'
                                             Shares      Amount      (Deficit)         Equity
                                             --------   ----------   -----------   ---------------
                                                                (in thousands)
Balance at June 30, 1996  ..................  7,869     $ 45,383     $ (2,560)        $ 42,823
   Common stock issued under employee stock
    incentive program and employee stock
    purchase plan   ........................    371       1,441            --            1,441
   Tax benefit from stock plans    .........     --          73            --               73
   Net income    ...........................     --          --         2,757            2,757
                                              -----     --------     ---------        --------
Balance at June 30, 1997  ..................  8,240      46,897           197           47,094
   Common stock issued under employee stock
    incentive program and employee stock
    purchase plan   ........................    458       1,995            --            1,995
   Tax benefit from stock plans    .........     --         544            --              544
   Compensation charge    ..................     --         675            --              675
   Acquisition of RoboElektronik   .........     25         114          (304)            (190)
   Net income    ...........................     --          --         2,551            2,551
                                              -----     --------     ---------        --------
Balance at June 30, 1998  ..................  8,723      50,225         2,444           52,669
   Common stock issued under employee stock
    incentive program and employee stock
    purchase plan   ........................    466       2,306            --            2,306
   Repurchase of shares   ..................   (450)     (2,534)         (660)          (3,194)
   Tax benefit from stock plans    .........     --         164            --              164
   Net income    ...........................     --          --         2,622            2,622
                                              -----     --------     ---------        --------
Balance at June 30, 1999  ..................  8,739     $ 50,161     $  4,406         $ 54,567
                                              =====     ========     =========        ========

                                      See accompanying notes.

                            ADEPT TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies


  Organization

     Adept Technology, Inc. ("Adept" or the "Company") was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and markets intelligent automation software and hardware products for automating assembly, material handling and packaging applications.


  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Adept Technology GmbH (formerly known as RoboElektronik GmbH, "RoboElectronik"), acquired by the Company on February 13, 1998 (see Note 2), and SILMA Incorporated ("SILMA"), acquired by the Company on June 28, 1995. All material intercompany accounts and transactions have been eliminated.

     The notes to the Company's consolidated financial statements are for the three year period ended June 30, 1999 (i.e., 1999, 1998 and 1997). Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to the Company's fiscal year ended June 30.


  Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  Foreign Currency Translation

     The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are sales and service entities. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Losses which result from the process of remeasuring foreign currency financial statements in U.S. dollars were $87,000, $376,000 and $141,000 in 1999, 1998 and 1997, respectively. Transaction losses were $52,000 in 1999, transaction gains were $6,000, and $8,000 in 1998 and 1997, respectively.


  Cash, Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments in marketable securities consist principally of debt instruments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

     At June 30, 1999 and 1998, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method.

                            ADEPT TECHNOLOGY, INC.

                                                   June 30,
                                            -----------------------
                                              1999         1998
                                            ----------   ----------
                                                (in thousands)
Cash and cash equivalents:
     Cash   ....................................  $  2,113     $  1,626
     Money market funds    .....................     1,653        1,065
     Commercial paper   ........................     2,554        2,388
     Municipal notes and bonds   ...............     5,400        4,524
                                                  ---------    ---------
Cash and cash equivalents   ....................  $ 11,720     $  9,603
                                                  =========    =========
Short-term investments:
     Auction rate securities  ..................  $  9,400     $    --
     Market auction preferred stock    .........     5,800       11,300
                                                  ---------    ---------
Short-term investments .........................  $ 15,200     $ 11,300
                                                  =========    =========

     Realized gains or losses, interest, and dividends are included in interest income. In 1999, 1998 and 1997, realized and unrealized gains or losses from available-for-sale securities were not material.

  Loans to Employees

     Loans to employees are summarized as follows:

                                                      June 30,
                                                 -------------------
                                                  1999        1998
                                                 ---------   -------
                                                   (in thousands)
         Short-term loans to employees  ......    $   904     $  --
         Long-term loans to employees   ......        342       687
                                                  --------    ------
                                                  $ 1,246     $ 687
                                                  ========    ======

     Short-term loans to employees are included in other current assets, of which $865,000 were repaid in August 1999.

     Long-term loans to employees are included in other assets.


  Inventories

     Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

                                        June 30,
                                 -----------------------
                                   1999         1998
                                 ----------   ----------
                                     (in thousands)
         Raw materials .........  $  5,296     $  7,407
         Work-in-process  ......     1,953        4,916
         Finished goods   ......     4,035        2,867
                                  ---------    ---------
                                  $ 11,284     $ 15,190
                                  =========    =========

                            ADEPT TECHNOLOGY, INC.

  Property and Equipment

     Property and equipment are recorded at cost.

     The components of property and equipment are summarized as follows:

                                                                   June 30,
                                                             -------------------
                                                              1999         1998
                                                             -------     -------
                                                                (in thousands)
Cost:
     Machinery and equipment ............................    $13,558     $12,395
     Computer equipment .................................      7,860       7,040
     Office furniture and equipment .....................      2,929       2,703
                                                             -------     -------
                                                              24,347      22,138
Accumulated depreciation and amortization ...............     18,675      16,285
                                                             -------     -------
Net property and equipment ..............................    $ 5,672     $ 5,853
                                                             =======     =======

     Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated over the shorter of the asset life or the remaining lease term.

  Revenue Recognition

     The Company generally recognizes revenue on products at the time of shipment. For certain international sales where title and risk of loss are transferred at the customer's site, revenue is recognized upon receipt of product by the customer. A provision for the estimated cost to repair or replace products under warranty at the time of sale are recorded in the same period as the related revenues.

     The Company recognizes software revenue, primarily related to its simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed
probable by management. Insignificant vendor and post-contract       support
obligations are accrued upon shipment. Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed.

     Deferred revenue primarily relates to software support contracts sold. The term of the software support contract is generally one year, and the Company recognizes the associated revenue on a pro rata basis over the life of the contract.


  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, money market auction rate preferred stocks, auction rate securities and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S., state and municipal government entities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company manufactures and sells its products to system integrators, end users and OEMs in diversified industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. However, the Company may require the customers to make payments in advance of shipment or to provide a letter of credit. The Company provides reserves for potential credit losses, and such losses have been within management's expectations.

                            ADEPT TECHNOLOGY, INC.

  Research, Development and Engineering Costs

     Research, development and engineering costs, other than purchased computer software, are charged to expense when incurred. The Company has received third party funding of $681,000, $629,000 and $767,000 in 1999, 1998 and 1997,
respectively. The Company has offset research, development and engineering expenses by the third party funding, as the third party funding is based upon research and development expenditures and the Company retains the rights to any technology that is developed.


  Software Development Costs

     The Company capitalizes software development costs incurred subsequent to the time the product reaches technical feasibility. All capitalized internally-developed software costs and purchased software costs are amortized to the cost of revenues on a straight-line basis based on the estimated useful lives of the products or the ratio of current revenue to the total of current
and   anticipated   future   revenue,   whichever   is   greater.   Capitalized
internally-developed software and purchased software are stated at the lower of amortized cost or net realizable value.

     There is no unamortized software development and purchased software costs at June 30, 1999 or 1998. In 1998, $359,000 of purchased software costs were written off as part of the nonrecurring charges. Software amortization for 1999 was $0, and $180,000 in 1998 and 1997.


  Advertising Costs

     Advertising costs are expensed in the period incurred. Advertising costs were $143,000, $212,000 and $217,000 in 1999, 1998 and 1997, respectively. The
Company does not incur any direct response advertising costs.


  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards No.109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


  Stock-Based Compensation

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees", in accounting for stock issued to employees. The Company has elected to account for stock-based compensation to employees in accordance with Opinion 25, providing only proforma disclosure required by SFAS 123.


  Net Income Per Share

     SFAS No. 128, "Earnings Per Share", requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Diluted EPS is computed similarly to fully diluted EPS under the previous rules. Dilutive common equivalent shares consist of stock options, calculated using the treasury stock method.


  Restructuring and Other Nonrecurring Charges

     During 1998, the Company recorded restructuring charges of approximately $1.0 million and other nonrecurring charges of approximately $1.7 million. The restructuring charges of $1.0 million included

                            ADEPT TECHNOLOGY, INC.

$651,000 for relinquishing control of the Company's Japan branch which resulted in the write-off of certain assets and excess facilities. The remaining $362,000 relates to severance for the termination of certain employees.

     The nonrecurring charges of approximately $1.7 million included $675,000 for compensation expenses related to the Company's employee stock purchase plan (see Note 5) and $383,000 related to the write-off of certain information system hardware and software which had become obsolete as a result of decisions made in the fourth quarter of 1998 related to the information system implementation and upgrade. Additionally $413,000 related to the write off of the remaining balance of capitalized purchased software associated with the acquisition of SILMA. Due to technological changes in 1998 related to the SILMA operating platform, the Company determined that the net realizable value of the purchased software was impaired.

     The following table summarizes the Company's restructuring and other nonrecurring charges and accrual activity for the year ended June 30, 1999 and 1998:

                                                                                      Intangible and
                                        Severance                                      Fixed Assets
                                           and          Japan        Compensation       and Other
                                         Benefits     Operations       Expense           Charges           Total
                                        -----------   ------------   --------------   ----------------   ------------
                                                                       (in thousands)
Restructuring charges   ...............   $  362        $  651          $   --            $   --          $  1,013
Nonrecurring charges    ...............       --            --             675             1,068             1,743
                                          ------        ------          ------            ------          --------
   Total charges in 1998   ............      362           651             675             1,068             2,756
Non-cash charges  .....................       --          (266)           (675)             (796)           (1,737)
                                          ------        ------          ------            ------          --------
Accrued liabilities as of June 30, 1998      362           385              --               272             1,019
Cash paid during 1999   ...............     (362)         (385)             --              (272)           (1,019)
                                          ------        ------          ------            ------          --------
Accrued liabilities as of June 30, 1999   $   --        $   --          $   --            $   --          $     --
                                          ======        ======          ======            ======          ========

  New Accounting Pronouncements

     In October 1997 and March 1998, the American Institute of Certified public Accountants issued Statements of Position 97-2, ("SOP 97-2"), "Software Revenue Recognition" and 98-4 ("SOP 98-4"), "Deferral of The Effective Date of a Provision of SOP 97-2, Software Revenue Recognition". The Company adopted SOP 97-2 and SOP 98-4 for transactions entered into after June 30, 1998. Adoption of the statements did not have a material adverse impact on revenues or operating results for 1999.

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" in 1999. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss). The Company has no significant items of other comprehensive income, and the adoption of SFAS 130 did not have a significant impact.

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company conducts its business predominantly within one business segment, namely, providing intelligent automation software and hardware products for assembly, material handling and packaging applications. Management assesses the Company's performance, measures the Company's operations and assets on a single segment basis (see Note 9).

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

                            ADEPT TECHNOLOGY, INC.

SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial
Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the effective date of SFAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not concluded whether the adoption of SFAS 133 will have a material impact on our consolidated financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. We have concluded adoption of this SOP will not have a material impact on our consolidated financial position, results of operations or cash flows.

  Reclassification

     Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current presentation for 1999.


2. Merger and Acquisition

   RoboElektronik

     In February 1998, the Company acquired RoboElektronik GmbH ("RoboElektronik") through the issuance of 24,562 shares of the Company's common stock which were exchanged for all of the outstanding capital stock of RoboElektronik. The acquisition was accounted for as a pooling of interests. RoboElektronik GmbH was renamed Adept Technology, GmbH on June 26, 1998. The results of operations of RoboElektronik have been consolidated since the acquisition.


3. Derivative Financial Instruments

     The Company from time to time may enter into forward foreign exchange contracts primarily to hedge against the short term impact of foreign currency fluctuations of purchase commitments denominated in yen. The maturities of the forward exchange contracts are short term in nature, generally 90 days. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment. At June 30, 1999, there were no hedging gains or losses deferred.

                            ADEPT TECHNOLOGY, INC.

4. Commitments and Contingencies

   Commitments

     The Company's lease on its major facility will expire in December 2003. Future minimum lease payments under non-cancelable operating leases are as follows:


                                                                  Operating
                                                                    Leases
                                                               ----------------
                                                                (in thousands)
         Fiscal Year:
               2000   .......................................     $  2,605
               2001   .......................................        3,039
               2002   .......................................        3,156
               2003   .......................................        3,080
               2004   .......................................        1,573
               Later years  .................................           98
                                                                  ---------
         Total minimum lease payments   .....................     $ 13,551
                                                                  =========

     Rent   expense   net  of  sublease  income  of  $312,000,  $0  and  $0  was approximately  $2,507,000,  $2,024,000  and  $1,665,000  in 1999, 1998 and 1997,
respectively.

   Contingencies

     The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others, or seeking indemnification against such alleged infringement. While it is not feasible to predict or determine the outcome of the actions brought against it, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

5. Shareholders' Equity

   Preferred Stock

     The Board of Directors has the authority to issue, without further action by the Shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock.

   Stock Option Plans

     The Company's 1983 Employee Stock Incentive Program (the "1983 Plan") was adopted by the Board of Directors in August 1983. The 1983 Plan provided for the grant of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options and common stock purchased pursuant to stock purchase rights granted under the 1983 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option exercisable at that time and an additional 1|M/48th of the shares subject to the option becoming exercisable each month thereafter. Upon the voluntary or involuntary termination of employment (including as a result of death or disability) by a holder of unvested shares of the Company's common stock purchased pursuant to stock purchase rights granted under the 1983 Plan, the Company may exercise an option to

                            ADEPT TECHNOLOGY, INC.

repurchase such shares at their original issue price. The Board of Directors determines the exercise price which must be at least equal to the fair market value of shares on the date of grant. The 1983 Plan expired according to its terms in August 1993. Currently outstanding options under the 1983 Plan and common stock purchased pursuant to stock purchase rights granted under the 1983 Plan continue to be governed by the terms of the 1983 Plan and by the terms of the respective option and stock purchase and stock restriction agreements between the Company and the holders thereof.

     The Company's 1993 Stock Plan (the "1993 Plan") was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. The 1993 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. The terms of the 1993 Plan are similar to the 1983 Plan, and the terms of the options granted under the 1993 Plan generally may not exceed ten years. The Board of Directors determines the exercise price which must be at least equal to the fair market value of shares on the date of grant.

     The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. At June 30, 1999 and 1998, respectively, 87,000 and 75,000 shares were granted and no shares were exercised.

     The options may be exercised at the time or times determined by the Board of Directors.

     In August 1998, the Company offered all employees holding outstanding options the opportunity to exchange such options with exercise prices equal to the then fair market value. Under the August 1998 offer, options to purchase 367,827 shares with exercise prices exceeding $7.00 per share were exchanged for similar options exercisable at $7.00 per share. The vesting schedule of all exchanged options was delayed by 12 months and the expiration date of the exchanged options will be August 2008. The effect of the exchange has been included in the table in 1999 activity for options granted and canceled.

                            ADEPT TECHNOLOGY, INC.

   The following table summarizes activities of the stock option plans:

                                                                       Options
                                           ----------------------------------------------------------------
                                           Available     No. of Shares     Aggregate     Weighted Average
                                           for Grant      Outstanding        Price        Exercise Price
                                           -----------   ---------------   -----------   ------------------
                                                        (in thousands, except per share data)
Balance at June 30, 1996    ............      873              824          $  3,824          $  4.64
   Granted   ...........................     (465)             465             3,091             6.65
   Canceled  ...........................       35              (35)             (269)            7.70
   Exercised ...........................       --             (158)             (268)            1.70
                                            ------           -----          --------
Balance at June 30, 1997    ............      443            1,096             6,378             5.82
   Additional shares authorized   ......    1,000               --                --               --
   Granted   ...........................     (413)             413             4,908            11.87
   Canceled  ...........................       47              (47)             (484)           10.27
   Shares Expired  .....................         (1)            --                --               --
   Exercised    ........................       --             (270)             (706)            2.61
                                            ------           -----          --------
Balance at June 30, 1998 ...............    1,076            1,192            10,096             8.47
   Granted   ...........................     (913)             913             5,757             6.31
   Canceled  ...........................      451             (451)           (5,156)           11.43
   Shares Expired  .....................       --               --                --               --
   Exercised    ........................       --             (250)           (1,199)            4.80
                                            ------           -----          --------
Balance at June 30, 1999 ...............      614            1,404          $  9,498          $  6.76
                                            ======           =====          ========

     The following table summarizes information concerning outstanding and exercisable options at June 30, 1999 (at June 30, 1998, 537,000 stock options were exercisable):

                                 Options Outstanding                  Options Exercisable
                      ------------------------------------------   --------------------------
                                       Weighted
                                        Average       Weighted                     Weighted
                                       Remaining       Average                      Average
Range of Exercise       Options       Contractual     Exercise       Options       Exercise
     Prices           Outstanding        Life          Price       Exercisable      Price
-------------------   -------------   -------------   ----------   -------------   ----------
                                               (shares in thousands)
$4.63 - $ 5.56              327          8.58           $ 5.17           70          $ 5.31
$5.88 - $ 6.44               71          3.73           $ 6.06           49          $ 6.00
$6.50 - $ 6.50              291          7.14           $ 6.50          186          $ 6.50
$6.63 - $ 6.63              113          9.12           $ 6.63           21          $ 6.63
$7.00 - $14.75              602          8.09           $ 7.87          214          $ 8.17
                          ------                                        ----
$4.63 - $14.75            1,404          7.87           $ 6.76          540          $ 6.97
                          ======                                        ====

   Employee Stock Purchase Plan

     In 1995, the Company adopted an Employee Stock Purchase Plan (the "1995 ESPP") and, as amended, reserved an aggregate total of 800,000 shares. In November 1998, the Company's shareholders approved the adoption of the 1998
Employee Stock Purchase Plan (the "1998 ESPP"), which replaced the 1995 ESPP. Under the 1998 ESPP, 600,000 shares were initially reserved for issuance. Both 1995 and 1998 ESPP have overlapping twelve-month offering periods that begin every six months, starting on the first trading day on or after May 1 and November 1 of each year. Each twelve-month offering period is divided into two six-month purchase periods. Both stock purchase plans allow eligible employees, through payroll deductions, to purchase shares of the Company's common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. The 1998 ESPP

                            ADEPT TECHNOLOGY, INC.

includes a provision for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

     As of June 30, 1999, 594,000 shares of the Company's common stock were issued under the 1995 ESPP and the 206,000 shares unissued under this plan were cancelled. In addition, as of June 30, 1999, 600,000 shares were reserved for issuance under the 1998 ESPP, of which 94,000 shares have been issued.

     The Company reported a charge of $675,000 in the second quarter of 1998 for compensation expense related to the Emerging Issues Task Force Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 ESPP that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to the Company's Annual Meeting of Shareholders.

     In   August  1998,  the  Board  of  Directors  authorized  the  Company  to repurchase up to 450,000 shares of the Company's common stock on the open market or in privately negotiated transactions at prices not to exceed $8.50 per share and a total purchase price not to exceed $3,825,000. During 1999, the Company repurchased 450,000 shares at an average purchase price of $7.10 per share.


   Stock Based Compensation

     At  June  30, 1999, the Company had three stock-based compensation plans as
described   above.   The   Company  applies  APB  Opinion  No.  25  and  related
interpretations  in  accounting for its plans. Accordingly, no compensation cost has  been  recognized  for  its  fixed  stock  option  plans  and  its  ESPP. If compensation  cost  for  the  Company's  stock-based compensation plans had been determined  consistent  with Statement of Financial Accounting Standards No. 123
("SFAS  123"), the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                    June 30,
                                                        ---------------------------------
                                                         1999        1998        1997
                                                        ---------   ---------   ---------
                                                         (in thousands, except per share
                                                                      data)
Net income                       As reported   ......    $ 2,622     $ 2,551     $ 2,757
                                 Pro forma  .........    $   301     $   580     $ 1,464
Basic net income per share       As reported   ......    $   .31     $   .30     $   .34
                                 Pro forma  .........    $   .04     $   .07     $   .18
Diluted net income per share     As reported   ......    $   .30     $   .29     $   .33
                                 Pro forma  .........    $   .03     $   .07     $   .17

     Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The  fair  value  of  each  option  grant is estimated on the date of grant
using   the   Black-Scholes   option   pricing   model   with   the   following
weighted-average assumptions for grants during the years ended June 30, 1999, 1998 and 1997, risk-free interest rates of 4.84%, 5.77% and 6.63% for 1999, 1998 and 1997, respectively; a dividend yield of 0% for all three years; a weighted-average expected life of 3.5, 3.4 and 3.0 years for 1999, 1998 and 1997, respectively; and a volatility factor of the expected market price of the Company's

                            ADEPT TECHNOLOGY, INC.

common stock of .99, .65 and .69 for 1999, 1998 and 1997, respectively. The weighted average grant date fair value of options granted during 1999, 1998 and 1997 was $3.83, $5.86 and $3.26, respectively.

     Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Sholes model with the following assumptions for these rights granted in 1999, 1998 and 1997: a dividend yield of 0% for all three years; expected life of 6 months for all three years; expected volatility of .99, .65 and .69 for 1999, 1998 and 1997, respectively; and a risk-free interest rate of 4.78%, 5.59% and 5.27% for 1999, 1998 and 1997, respectively. The weighted average fair market value of the purchase rights granted in 1999, 1998 and 1997 was $3.11, $2.90 and $3.45, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


6. Employee Savings and Investment Plan

     In May 1988, the Company adopted a 401(k) savings and investment plan in which employees are eligible to participate. In 1998 and 1997, the Company matched the employee's contribution at a rate of $.50 per dollar, to a maximum of $19.23 per person, per week. During 1999, the matching was suspended for part of the year to reduce costs. The Company's matching contributions were $125,000, $252,000, and $235,000 in 1999, 1998 and 1997, respectively.


7. Income Taxes

     The provision for income taxes consists of the following:

                                                    Year Ended June 30,
                                           -------------------------------------
                                            1999         1998          1997
                                           ---------   ----------   ------------
                                                      (in thousands)
Current:
     Federal    ........................   $  414      $ 2,852        $ 1,029
     State   ...........................      184          363            187
     Foreign ...........................      851          330            187
                                           -------     --------       -------
         Total current    ...............   1,449        3,545          1,403
Deferred:
     Federal ............................     389       (1,580)           (78)
     State   ............................     (89)        (264)           (16)
                                           -------     --------       -------
Total deferred ..........................     300       (1,844)           (94)
                                           -------     --------       -------
Provision for income taxes ..............  $ 1,749     $ 1,701        $ 1,309
                                           =======     ========       =======

                            ADEPT TECHNOLOGY, INC.

     The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes is explained below:

                                                       Year Ended June 30,
                                                --------------------------------
                                                 1999        1998       1997
                                                ---------   --------  ----------
                                                          (in thousands)
      Tax at federal statutory rate   ........  $ 1,486     $ 1,446    $ 1,382
      State taxes, net of federal benefit   ..      63          33         113
      Foreign taxes    .......................     562         218         132
      Tax credits   ..........................    (350)       (180)       (373)
      Other   ................................     (12)        184          55
                                                -------     -------    -------
      Provision for income taxes   ...........  $ 1,749     $ 1,701    $ 1,309
                                                =======     =======    =======

     Significant   components   of   the   Company's  deferred  tax  assets  and
liabilities are as follows:


                                                                   June 30,
                                                            --------------------
                                                             1999         1998
                                                            -------     -------
                                                                (in thousands)
Deferred tax assets:
     Net operating loss carryforwards                       $   459     $   550
     Tax credit carryforwards .....................             553         377
     Inventory valuation accounts                             1,146       1,218
     Warranty reserves                                          785         628
     Other accruals and reserves not currently
       deductible for tax purposes ................           2,239       2,648
     Other                                                      202         229
                                                            -------     -------
     Total deferred tax assets                                5,384       5,650
     Valuation allowance                                       (836)       (927)
                                                            -------     -------
     Net deferred tax assets                                  4,548       4,723
                                                            -------     -------
Deferred tax liabilities:
     Foreign earnings                                          (410)       (285)
                                                            -------     -------
     Net deferred tax liabilities                              (410)       (285)
                                                            -------     -------
Total net deferred tax assets                               $ 4,138     $ 4,438
                                                            =======     =======


     The change in the valuation allowance was a net increase of approximately $143,000 for 1998.

     At June 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.3 million, which if unused, will expire beginning in 2001. The Company also had credit carryforwards of approximately $350,000, which if unused, will expire beginning in 1999. Utilization of the net operating loss carryforwards and the tax credit carryforwards is limited to approximately $300,000 per year.

     For financial reporting purposes, a valuation allowance of $836,000 has been established to offset the deferred tax assets related to certain tax credits and net operating loss carryforwards.

     Pretax income (losses) from foreign operations was approximately $1.5 million, ($605,000), and ($271,000) in 1999, 1998 and 1997, respectively.

                            ADEPT TECHNOLOGY, INC.

8. Net Income Per Share
     Net income per share is calculated as follows:

                                                            Year Ended June 30,
                                                     ---------------------------------
                                                      1999        1998        1997
                                                     ---------   ---------   ---------
                                                 (in thousands, except per share amounts)
     Net income    .................................  $ 2,622     $ 2,551     $ 2,757
                                                      ========    ========    ========
     Basic:
        Weighted-average shares outstanding   ......    8,590       8,455       8,062
                                                      ========    ========    ========
        Net income per share   .....................  $   .31     $   .30     $   .34
                                                      ========    ========    ========
     Diluted:
        Weighted-average shares outstanding   ......    8,590       8,455       8,062
        Effect of dilutive securities:
        Stock options    ...........................       98         468         380
                                                      --------    --------    --------
        Weighted-average shares outstanding   ......    8,688       8,923       8,442
                                                      ========    ========    ========
        Net income per share   .....................  $   .30     $   .29     $   .33
                                                      ========    ========    ========

     Stock options to purchase 160,480; 463,054 and 120,007 shares of common stock were outstanding during the years ended June 30, 1999, 1998 and 1997, respectively, but were not included in the calculations of diluted EPS because the option's exercise price was greater than the average market price of the Company's common shares during those years. The options that were antidilutive in 1999 may be dilutive in future years' calculations as they were still outstanding at June 30, 1999.


9. Segment Information

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company conducts its business predominantly within one business segment, namely, providing intelligent automation software and hardware products for assembly, material handling and packaging applications. Management assesses the Company's performance, measures the Company's operations and assets on a single segment basis.

                            ADEPT TECHNOLOGY, INC.

     Although the Company operates in a single segment, revenues and long-lived assets are tracked by geographic areas, and are summarized in the following table:

                                                 Year Ended June 30,
                                         ------------------------------------
                                           1999         1998         1997
                                         ----------   ----------   ----------
                                                    (in thousands)
Revenue:
     United States  ..................    $ 40,819     $ 58,584     $ 53,138
     Germany  ........................      12,702       10,088        7,764
     France   ........................      10,990       11,834        8,497
     Other European countries   ......      12,908       12,815        8,646
     All other countries  ............       4,608        5,073        4,722
                                          ---------    ---------    ---------
                                          $ 82,027     $ 98,394     $ 82,767
                                          =========    =========    =========
Long-lived assets:
     United States  ..................    $  5,594     $  5,520     $  5,406
     All other countries  ............         473          508          596
                                          ---------    ---------    ---------
                                          $  6,067     $  6,028     $  6,002
                                          =========    =========    =========

     No single customer accounted for more than 10% of the Company's net revenue in 1999, 1998 and 1997.


10. Subsequent event

     On July 14, 1999, the Company acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis") through the issuance of 720,008 shares of the Company's common stock, which were exchanged for all of the outstanding capital stock of BYE/Oasis. In addition, options to purchase an aggregate of 185,361 shares of the Company's common stock were assumed in the acquisition. The acquisition was intended to constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The Company intends to account for the acquisition as a pooling of interests.

                                                                    SCHEDULE II



                             ADEPT TECHNOLOGY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                        Balance       Additions
                                          at         Charged to                        Balance
                                       Beginning      Costs and                        at End
           Description                 of Period      Expenses      Deductions(1)     of Period
------------------------------------   -----------   ------------   ---------------   -----------
Year ended June 30, 1997:
  Allowance for doubtful accounts         $ 465         $ 129            $ 145           $ 449
Year ended June 30, 1998:
  Allowance for doubtful accounts           449           346              343             452
Year ended June 30, 1999:
  Allowance for doubtful accounts           452           320              135             637

------------
(1) Includes write offs net of recoveries.