Form 10-Q
period 1999-10-02
ADEPT TECHNOLOGY INC
filed 1999-11-16
CIK 865415

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended October 2, 1999

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

The number of shares of the Registrant's common stock outstanding as of October 2, 1999 was 9,513,205.


--------------------------------------------------------------------------------


                             ADEPT TECHNOLOGY, INC.

                                      INDEX

                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  October 2, 1999 and June 30, 1999...........................................................    3


                Condensed Consolidated Statements of Operations
                  Three months ended October 2, 1999 and September 26, 1998...................................    4


                Condensed Consolidated Statements of Cash Flows
                  Three months ended October 2, 1999 and September 26, 1998...................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   10



PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K................................................................   23

              Signatures......................................................................................   23

              Index to Exhibits...............................................................................   24

                                      ADEPT TECHNOLOGY, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (in thousands)
                                           (unaudited)

                                                                           October 2,    June 30,
                                                                             1999         1999
                                                                            -------      -------
ASSETS

Current assets:
     Cash and cash equivalents                                              $ 8,987      $11,816
     Short-term investments                                                  16,438       15,200
     Accounts receivable, less allowance for doubtful accounts of
         $947 at October 2, 1999 and $716 at June 30, 1999                   18,553       19,707
     Inventories                                                             12,874       11,781
     Deferred tax assets and prepaid expenses                                 4,986        5,601
                                                                            -------      -------
            Total current assets                                             61,838       64,105

Property and equipment at cost                                               24,909       24,822
Less accumulated depreciation and amortization                               19,395       18,940
                                                                            -------      -------
Net property and equipment                                                    5,514        5,882


Other assets                                                                  1,915        1,690
                                                                            -------      -------
            Total assets                                                    $69,267      $71,677
                                                                            =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                       $ 7,458      $ 6,838
     Other accrued liabilities                                                8,771        9,653
                                                                            -------      -------
            Total current liabilities                                        16,229       16,491

Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value:
         5,000 shares authorized, none issued and outstanding                  --           --
     Common stock, no par value:
         25,000 shares authorized; 9,513 and 9,459 issued and outstanding
            at October 2, 1999 and June 30, 1999, respectively               50,513       50,215
     Retained earnings                                                        2,525        4,971
                                                                            -------      -------
            Total shareholders' equity                                       53,038       55,186
                                                                            -------      -------
            Total liabilities and shareholders' equity                      $69,267      $71,677
                                                                            =======      =======

Amounts  applicable  to prior  periods  have been  restated to reflect the  company's  merger with
BYE/Oasis Engineering, Inc., accounted for as a pooling of interests.

              See accompanying notes to condensed consolidated financial statements.


                                        ADEPT TECHNOLOGY, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)
                                              (unaudited)
                                                                             Three months ended
                                                                           -----------------------
                                                                          October 2,    September 26,
                                                                             1999           1998
                                                                           --------       --------
Net revenues                                                               $ 20,634       $ 20,993
Cost of revenues                                                             12,747         11,943
                                                                           --------       --------
Gross margin                                                                  7,887          9,050
Operating expenses:
     Research, development and engineering                                    3,459          2,584
     Selling, general and administrative                                      7,257          6,061
     Merger related expenses                                                    988           --
                                                                           --------       --------
Total operating expenses                                                     11,704          8,645
                                                                           --------       --------

Operating income (loss)                                                      (3,817)           405

Interest income, net                                                            309            204
                                                                           --------       --------

Income (loss) before provision for income taxes                              (3,508)           609

Provision for (benefit from) income taxes                                    (1,062)           201
                                                                           --------       --------

Net income (loss)                                                          ($ 2,446)      $    408
                                                                           ========       ========


Net income (loss) per share                                                ($   .26)      $    .04
                                                                           ========       ========

Net income (loss) per share - assuming dilution                            ($   .26)      $    .04
                                                                           ========       ========


Shares used in computing basic net income (loss) per share                    9,491          9,360
                                                                           ========       ========

Shares used in computing diluted net income (loss) per share                  9,491          9,484
                                                                           ========       ========

Amounts  applicable to prior periods have been restated to reflect the company's merger with BYE/Oasis
Engineering, Inc., accounted for as a pooling of interests.

                See accompanying notes to condensed consolidated financial statements.

                                        ADEPT TECHNOLOGY, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)
                                             (unaudited)

                                                                                 Three months ended
                                                                               ----------------------
                                                                              October 2,   September 26,
                                                                                 1999          1998
                                                                               --------      --------
Operating activities
     Net income (loss)                                                         ($ 2,446)     $    408
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                              809           783
         (Gain)/ loss on disposal of property and equipment                          (2)           (2)
         Changes in operating assets and liabilities:
             Accounts receivable                                                  1,154         1,615
             Inventories                                                         (1,158)          488
             Deferred tax assets and prepaid expenses                               615          (184)
             Other assets                                                          (251)         (234)
             Accounts payable                                                       620           248
             Accrued liabilities                                                   (882)         (610)
                                                                               --------      --------
         Total adjustments                                                          905         2,104
                                                                               --------      --------
     Net cash provided by (used in) operating activities                         (1,541)        2,512
                                                                               --------      --------

Investing activities
     Purchase of property and equipment, net                                       (356)         (882)
     Proceeds from sale of property and equipment                                     8             9
     Purchases of short-term available for sale investments                     (41,517)       (5,686)
     Sales of short-term available for sale investments                          40,279         4,800
                                                                               --------      --------
     Net cash provided by (used in) investing activities                         (1,586)       (1,759)
                                                                               --------      --------

Financing activities
     Proceeds from employee stock incentive program                                 298           205
     Repurchase of common stock                                                    --          (1,909)
     Bank line of credit                                                           --            (100)
                                                                               --------      --------
     Net cash provided by (used in) financing activities                            298        (1,804)
                                                                               --------      --------

Increase (decrease) in cash and cash equivalents                                 (2,829)       (1,051)
Cash and cash equivalents, beginning of period                                   11,816         9,639
                                                                               --------      --------
Cash and cash equivalents, end of period                                       $  8,987      $  8,588
                                                                               ========      ========


Supplemental disclosure of noncash activities:
     Inventory capitalized into property, equipment and related tax            $     65      $    176
Cash paid during the period for:
     Interest                                                                  $   --        $     12
     Taxes                                                                     $    227      $    215

Amounts  applicable to prior periods have been restated to reflect the company's merger with BYE/Oasis
Engineering, Inc., accounted for as a pooling of interests.

                See accompanying notes to condensed consolidated financial statements.

                             ADEPT TECHNOLOGY, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

1.   General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 1999. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2000 or for any other future period.

2.       Acquisition of BYE/Oasis Engineering, Inc.

         On July 14, 1999, the Company acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis") through the issuance of 720,008 shares of the Company's common stock, which were exchanged for all of the outstanding capital stock of BYE/Oasis. In addition, options to purchase an aggregate of 185,361 shares of the Company's common stock were assumed in the acquisition. The Company accounted for the acquisition as a pooling of interests. All financial information presented for the previous period(s) have been restated to include the financial results of BYE/Oasis.

3.   Financial Instruments

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

         At October 2, 1999 and June 30, 1999, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1999 and the three months ended October 2, 1999, realized and unrealized gains and losses on available for sale investments were not material.

4.   Inventories
                                               October 2,             June 30,
                                                  1999                  1999
                                              ------------          -----------

           Raw materials...................   $      5,475          $     5,617
           Work-in-process.................          2,578                2,059
           Finished goods..................          4,821                4,105
                                              ------------          -----------
                                              $     12,874          $    11,781
                                              ============          ===========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

5.   Property and Equipment

         Property and equipment are recorded at cost.

         The components of property and equipment are summarized as follows:
                                                                        October 2,         June 30,
                                                                           1999              1999
                                                                       ------------      -----------
         Cost:
           Machinery and equipment.................................    $     13,585      $    13,558
           Computer equipment......................................           8,242            8,153
           Office furniture and equipment..........................           3,082            3,111
                                                                       ------------      -----------
                                                                             24,909           24,822
         Accumulated depreciation and amortization.................          19,395           18,940
                                                                       ------------      -----------
         Net property and equipment................................    $      5,514      $     5,882
                                                                       ============      ===========

6.       Merger-Related Expenses

         The Company incurred a one-time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $ 195,000 and other non-recurring expenses relating to the acquisition were $235,000.

7.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

8.   Net Income (Loss) per Share

         Net income (loss) per share is calculated as follows:
                                                                            Three months ended
                                                                       -----------------------------
                                                                        October 2,      September 26,
                                                                           1999              1998
                                                                       ------------      -----------
         Net income (loss).........................................    ($    2,446)      $       408
         Basic:
           Shares outstanding......................................           9,491            9,360
                                                                       ------------      -----------
           Net income (loss) per share.............................    ($      .26)      $       .04
                                                                       ===========       ===========
         Diluted:
           Shares outstanding......................................           9,491            9,360
           Effect of dilutive securities
              - employee stock options.............................              --              124
                                                                       ------------      -----------
           Adjusted weighted average share outstanding
              - assumed conversion.................................           9,491            9,484
                                                                       ============      ===========
           Net income (loss) per share ............................    ($       .26)     $       .04
                                                                       ============      ===========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)


9.   Impact of Recently Issued Accounting Standards


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities: ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the effective date of SFAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not concluded whether the adoption of SFAS 133 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

10.  Segment Information

         The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related
         Information," in fiscal 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company conducts its business predominantly within one business segment, namely, providing intelligent automation software and hardware products for assembly, material handling and packaging applications. Management assesses the Company's performance, measures the Company's operations and assets on a single segment basis.

         Although the Company operates in a single segment, revenues and long-lived assets are tracked by geographic areas, and are summarized in the following table:

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)


                                                         Three months ended
                                                  ----------------------------
                                                   October 2,     September 26,
                                                      1999             1998
                                                  ------------     -----------
         Revenue:
           United States .....................    $     11,137     $    11,395
           Germany............................           2,236           4,530
           France.............................           2,675           1,761
           Other European countries...........           3,201           2,097
           All other countries................           1,385           1,210
                                                  ------------     -----------
                                                  $     20,634     $    20,993
                                                  ============     ===========


                                                   October 2,        June 30,
                                                      1999             1999
                                                  ------------     -----------
         Long-lived assets:
           United States......................    $      5,362     $     5,594
           All other countries................             521             473
                                                  ------------     -----------
                                                  $      5,883     $     6,067
                                                  ============     ===========

         No single customer accounted for more than 10% of the Company's net revenue in for the three months ended October 2, 1999 and September 26, 1998.


11.  Comprehensive Income

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


12.  Reclassification

         Certain amounts presented in the financial statements for fiscal 1999 have been reclassified to conform to the presentation for fiscal 2000.

                             ADEPT TECHNOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors Affecting Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.


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

         In July 1999, we acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis"), a leading manufacturer of mini and micro environment systems and Standard Mechanical Interface ("SMIF") for the microelectronics industry. We acquired BYE/Oasis through the issuance of 720,008 shares of our common stock which were exchanged for all of the common stock of BYE/Oasis. In addition, options to purchase an aggregate of 185,361 shares of our common stock were assumed in the acquisition. We accounted for the acquisition as a pooling of interests.

         We sell our products through system integrators, our direct sales force and original equipment manufacturers ("OEMs"). System integrators and OEMs add application-specific hardware and software to our products, thereby enabling us to provide solutions to a diversified industry base, including the electronics, telecommunications, semiconductor, appliances, pharmaceutical, food processing and automotive components industries. Our revenues declined in the first quarter of fiscal 2000, while our cost of revenues and operating costs increased substantially. As a result, we incurred a substantial operating loss for that quarter. We cannot predict when, or if, the markets for our products will improve and we may incur additional operating losses in future periods if we cannot increase our revenues and reduce our expenses. Accordingly, our historical results of operations should not be relied upon as an indication of future performance.

         All financial information presented for the previous periods have been restated to include the financial results of BYE/Oasis.

                             ADEPT TECHNOLOGY, INC.

Results of Operations

Three Month Periods Ended October 2, 1999 and September 26, 1998

         Net Revenues. Our net revenues decreased by 1.7% to $20.6 million for the three months ended October 2, 1999 from $21.0 million for the three months ended September 26, 1998. The decrease in net revenues for the three months ended October 2, 1999 was primarily due to decreased product sales, including robot and motion controller sales, and decreased software revenue, primarily from our SILMA products, partially offset by an increase in semiconductor product revenue. Our revenue growth slowed substantially starting from the second half of 1998 as a result of lower sales to the computer disk-drive, telecommunications, semiconductor and electronics industries. Although we had seen improvements in our sales to these industries during the second half of fiscal 1999, these improvements were not sustained in the first quarter of fiscal 2000. In addition, the decline in our revenues during the first quarter of fiscal 2000 was attributable in part to our inability to obtain certain components for our products from suppliers. We cannot estimate when or if a revival in our key hardware markets will occur. In addition, although we are working to address component supply issues experienced in the most recent quarter, our revenues would again be adversely affected if we continue to experience supply problems.

         International sales, including sales to Canada and export sales, were $9.5 million or 46.0% of net revenues for the three months ended October 2, 1999, as compared with $9.6 million or 45.7% of net revenues for the three months ended September 26, 1998. International sales as a percentage of total net revenues have remained relatively consistent for the period ending October 2, 1999 compared to the three month period of the prior year. Because international revenues constitute a significant portion of our net revenues, adverse economic conditions or instability in foreign markets where we operate directly can be expected to have an adverse effect on our revenues and results of operations. Additionally, while our direct sales into the Asian-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region has affected certain domestic and OEM customers who saw their Asian-Pacific revenues decline. Therefore, fluctuations in economic conditions internationally can also affect our revenues and operating results indirectly to the extent significant customers (or industry segments on which we are significantly dependent) and suppliers are affected by such international fluctuations.

         Gross Margin. Gross margin percentage was 38.2% for the three months ended October 2, 1999 compared to 43.1% for the three months ended September 26, 1998. The decrease in gross margin percentage was primarily attributable to increased sales of lower margin hardware products and a decrease in sales of our relatively higher margin software revenue. We experienced component supply issues, seasonal softness in orders and overall adverse changes in product sales mix. We expect that we will continue to experience fluctuations in gross margin percentage due to changes in our sales and product mix. In addition, if we are not successful in increasing software sales as a percentage of our total revenues, our gross margin will continue to be adversely affected.

         Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 33.9% to $3.5 million or 16.8% of net revenues for the three months ended October 2, 1999 from $2.6 million or 12.3% of net revenues for the three months ended September 26, 1998. The absolute dollar increase in expenses for the first three months was primarily due to increases in salaries and payroll related expenses ($750,000) and by project material expenses ($434,000). Research, development and engineering expenses for the three months ended October 2, 1999 were partially offset by $129,000 of third party development funding as compared with $143,000 of third party development funding for the three months ended September 26, 1998. We expect to continue to receive third party development funding from the federal government as well as other third parties during 2000 but that such funding will be less than funding received in 1999. However, there can be no assurance that any funds budgeted by the government or other third parties for our development projects will not be curtailed or eliminated at any time.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.7% to $7.3 million or 35.2% of net revenues for the three months ended October 2, 1999 from $6.1 million or 28.9% of net revenues for the three months ended September 26, 1998. The increased level of spending was primarily attributable to increased expenses related to salaries and payroll related expenses ($665,000), increased travel expenses ($123,000), increased foreign currency losses on balance sheet remeasurement ($265,000),

                             ADEPT TECHNOLOGY, INC.

partially offset by a decrease in facilities and information system related expenses ($157,000). The increase in selling, general and administrative expenses as a percentage of total net revenues was due to the relative decline in the level of net revenues. We expect that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues in future periods.

         Merger Related Expenses. The Company incurred a one time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $ 195,000 and other non-recurring expenses relating to the acquisition were $235,000.

         Interest Income, Net. Interest income, net for the three months ended October 2, 1999 was $309,000 compared to $204,000 for the three months ended September 26, 1998. The increase was primarily as a result of higher invested cash balances.

         Provision for Income Taxes. Our effective tax rates on income (loss) before merger-related expenses were 36% and 40% for the three months ended October 2, 1999 and September 26, 1998, respectively. A portion of the merger-related expenses relate to non-deductible restructuring costs and are therefore not benefited. Our tax rate for fiscal 2000 is lower than fiscal 1999 due to smaller amounts of unbenefited foreign losses and foreign taxes.

         Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. We generally do not hedge our exposure to foreign currency exchange risk on local operational expenses and revenues. Although we believe that unhedged risk associated with foreign currency fluctuations for those transactions have not been material to date, there can be no assurance that such risk will not become material in the future or that we will not incur foreign exchange transaction losses which will have an adverse effect on our results of operations. We make yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Based on the amount of such purchases, current exchange rate fluctuations would not typically be expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, we manage the currency risk associated with the yen-denominated purchases using forward rate currency contracts. We had no outstanding foreign exchange contracts at October 2, 1999.

Impact of Inflation

         The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

         As of October 2, 1999, we had working capital of approximately $45.6 million, including $9.0 million in cash and cash equivalents and $16.4 million in short-term investments.

         Cash and cash equivalents decreased $2.8 million from June 30, 1999 primarily as a result of $1.5 million of cash used in operating activities, $1.2 million of net purchases of short-term investments, $348,000 of net expenditures for property and equipment, partially offset by $298,000 in proceeds from employee stock option incentive plan. Net cash used in operating activities was primarily attributable to net income adjusted by depreciation and amortization, decreased accounts receivable, increased inventory, and decreased prepaid expenses.

         We currently anticipate capital expenditures of approximately $3.1 million in fiscal 2000.

         We believe that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our working capital requirements for at least the next twelve months.

                             ADEPT TECHNOLOGY, INC.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities: ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was to be effective for fiscal years beginning after June 15, 1999. However, in July 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 defers for one year the effective date of SFAS 133 which will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not concluded whether the adoption of SFAS 133 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

         Our historical operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant quarterly and annual fluctuations in the past, and we expect this to continue in the future. For example, in the quarter ended October 2, 1999, we experienced a substantial shortfall in our revenues and a net loss. Our loss was attributable to several factors, including an inability to close sales as originally forecast, particularly sales of our higher-margin software products, and component supply problems. Factors that may contribute to these fluctuations in the future include:

o fluctuations in capital spending domestically and internationally in one or more industries in which we sell our products;

o    changes in product mix and pricing by us, our suppliers or our competitors;

o    availability of components and raw materials for our products;

o    new product introductions by us or by our competitors;

o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

o our failure to anticipate the changing product requirements of our customers;

o a lack of market acceptance of our products or a shift in demand for our products;

o    changes in the mix of sales by distribution channels;

o    changes in the spending patters of our customers; and

o    extraordinary events such as litigation or acquisitions.

Our operating results and gross margins vary from period to period depending on capital spending cycles and the mix of sales of lower margin hardware products and higher margin software products.

         Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending as well as the mix of product sales. For example, our operations during the third and fourth quarters of fiscal 1998 and the first three quarters of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. Although we experienced some improvements in our markets in the third and fourth quarter of fiscal 1999, these improvements were not sustained in the first quarter of fiscal 2000, in which our revenues were materially less than anticipated, resulting in a net loss. We cannot estimate when or if a sustained revival in these key hardware markets will occur. In addition, we experienced an adverse product mix in the first quarter of fiscal 2000 as reduced sales of higher margin software products reduced gross margins and

                             ADEPT TECHNOLOGY, INC.

contributed to our net loss. If we are unable to increase sales of our software products, our gross margins would continue to be adversely affected.

         We generally recognize product revenue upon shipment or, for certain international sales, upon receipt by the customer. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. Any delay in shipments of our products, therefore, would have an adverse effect on our revenues and profitability. We may experience such delays as a result of product development delays, problems obtaining raw materials, inability to complete transactions in our sales pipeline, or any of the other risks described in this section. A delay in shipments near the end of a fiscal period, for example due to product development delays or delays in obtaining materials, could materially adversely affect our business, financial condition and operating results for the period.

         In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, as occurred in the first quarter of fiscal 2000, our operating results for the period could be materially adversely affected, and we could experience a loss.

         In the event that in some future fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We cannot assure you that we will be able to increase or sustain our profitability on a quarterly or an annual basis in the future.

Because our product sales are seasonal, we may not be able to maintain a steady revenue stream.

          Our product sales are seasonal. We have historically had higher bookings for our products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the past, we have generally been able to maintain revenue levels during the September fiscal quarter by filling backlog from the June fiscal quarter. If our backlog at the end of the June fiscal quarter is reduced as a result of lower bookings in the June quarter or is otherwise insufficient to compensate for lower bookings in the September fiscal quarter, our revenues and operating results for the September fiscal quarter and future quarters would be reduced. For example, as a result of reduced product bookings in each of the three fiscal quarters prior to the quarter ending March 27, 1999, net revenues fell in the quarters ended September 26, 1998 and December 26, 1998. In addition, during fiscal 1999 as a whole, our net revenues were adversely affected by a decline in orders from customers in the disk-drive and telecommunications markets. Our revenues were again below expectations in the quarter ended October 2, 1999, and we experienced a loss as a result of problems associated with a failure to complete sales, an adverse product mix, and component supply problems.

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

                             ADEPT TECHNOLOGY, INC.

Sales of our products depend on the capital spending habits of our customers, which tend to be cyclical.

         Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, purchases of our products represent a substantial capital investment by our customers, and our success depends directly on their capital expenditure budgets. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asian-Pacific region, we believe that recent instability in the Asian-Pacific economies had a material adverse effect on our operations as a result of a reduction in sales by our customers to those markets. We have continued to see a weakness in our markets and cannot predict when, or if, a sustained recovery will occur. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, telecommunications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, material adverse impact on our business.

Many of the key components and materials of our products come from single source suppliers, and their procurement requires lengthy lead times.

         We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers. We have no guaranteed supply arrangements with these suppliers. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves several significant risks, including the following:

o    loss of control over the manufacturing process;

o    potential absence of adequate supplier capacity;

o potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

o    reduced  control  over  manufacturing   yields,   costs,  timely  delivery,
     reliability and quality of components, materials and mechanical subsystems.

         If any significant sole or single source supplier were unable or unwilling to manufacture our components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms, or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted, and we could be required to reengineer our products. In the past, we have experienced quality control or specification problems with key components provided by sole source suppliers and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers in the past have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of our product line. Problems of this type with our supplies may occur in the future.

         Disruption or termination of our supply sources could require us to seek alternative sources of supply and could delay our product shipments and damage relationships with current and prospective customers. Any of these events could result in an increase in our expenses and reduction in our revenues and could result in a net loss. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, our business, financial condition and results of operations would be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components would also impair our business and results of operations.

                             ADEPT TECHNOLOGY, INC.

Any problems we encounter integrating BYE/Oasis Engineering Inc. into our business could increase our expenses and adversely affect our operating results.

         We recently completed the acquisition of BYE/Oasis Engineering Inc. BYE/Oasis is a manufacturer of contamination control systems and standard mechanical interfaces for semiconductor fabrication facilities, a business in which we have no operational experience. This acquisition will require us to integrate two geographically separated companies that previously operated independently. We have limited experience with integration of acquired companies. We may encounter difficulties integrating our product offerings and operations with those of BYE/Oasis. In addition, we may not be able to successfully market BYE/Oasis's products or develop any new products as a result of the acquisition. The public announcement of our acquisition of BYE/Oasis could result in suppliers, distributors, or customers of BYE/Oasis canceling or otherwise terminating their arrangements with BYE/Oasis. If we fail to achieve the product, marketing, distribution, and other operational benefits and efficiencies we originally anticipated in the merger, we will have overpaid for the acquisition, and our shareholders will have experienced substantial dilution without off-setting benefits. In addition, our future financial performance would be impaired.

We face intense competition in the market for intelligent automation products.

         The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

         o     product functionality and reliability;
         o     customer service;
         o     price; and
         o product features such as flexibility, programmability and ease of use.

         We compete with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of our competitors have substantially greater financial, technical, marketing and other resources than we. In addition, we may in the future face competition from new entrants in one or more of our markets.

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

         Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us. They may also adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, and these investments may not prove successful. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share, or cause us to lower prices for our products, any of which could harm our business and operating results.

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

                             ADEPT TECHNOLOGY, INC.

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

         Our principal competition in the semiconductor atmospheric wafer handling market comes from Asyst Technologies, Inc. The majority of Asyst's revenue comes from adaptive Standard Mechanical Interface, or SMIF, devices sold to end users. They have been the leader in SMIF and isolation technology in the semiconductor industry. Additional competitors in the semiconductor robot market are Brooks Automation, Inc. and Equipe, a division of PRI Automation, Inc.

         Our principal competitors in the market for motion control systems include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market our competitors include Tecnomatix Technologies, Inc., an Israeli company which sells principally to major automotive manufacturers, and Deneb Robotics Inc., a subsidiary of Dassault
Systemes. In the machine vision market, we face competition from Cognex Corporation, and Robotic Vision Systems Inc.

We may not be able to keep up with the rapid pace of technological change and new product development that characterize the intelligent automation industry.

         The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive and our future success depend greatly upon the technological quality of our products and processes relative to those of our competitors. We must continue to develop new and enhanced products and to introduce these new products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. If we cannot successfully develop and manufacture new products, timely enhance our existing technologies, or meet customers' technical specifications for any new products, our products could lose market share, our revenues and profits could decline, and we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market share for our existing products or force us to significantly reduce the prices of our existing products.

         From time to time, we have experienced and will likely continue to experience delays in the introduction of new products. We have experienced and may continue to experience technical and manufacturing difficulties with introductions of new products and enhancements. Any failure by us to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenues from existing products or to manage product and related inventory transitions successfully could harm our business. Our success in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, timely and efficient implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between a product's initial introduction and commencement of volume production.

         The development and commercialization of new products involve many difficulties, including the following:

o    the identification of new product opportunities;

o    the retention and hiring of appropriate research and development personnel;

o    the definition of the product's technical specifications;

o    the successful completion of the development process;

                             ADEPT TECHNOLOGY, INC.

o the successful marketing of the product, the risk of having customers embrace new technological advances;

o    the successful and timely release of software revisions;

o additional customer service costs associated with supporting new product introductions; and

o    additional customer service costs required for field upgrades.

         For example, we are currently in the process of releasing our new Digital Workcell, semiconductor robots and Production PILOT. These products include significant new networking, communications, and hardware and software technology. The development of these products may not be completed in a timely manner and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products that respond to customer requirements or technological changes, our business would be harmed, and operating results would suffer.

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

         Our relationships with system integrators are generally not exclusive, and some of our system integrators may expend a significant amount of effort or give higher priority to selling products of our competitors. In the future, any of these system integrators may discontinue their relationships with us or form additional competing arrangements with our competitors. Although to date none of our system integrators has accounted for a material percentage of our net revenues, the loss of, or a significant reduction in revenues from, system integrators to which we sell a significant amount of our product could have a material adverse effect on our results of operations.

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

         We anticipate that international sales will continue to account for a significant portion of our net revenues; however, we cannot assure you that international sales will increase or that the current level of international sales will be sustained. In the first quarter of fiscal year 2000 and in each of the fiscal years 1999,

                             ADEPT TECHNOLOGY, INC.

1998 and 1997, our net revenues from international sales accounted for approximately 46.0%, 47.2%, 40.5% and 35.8%, respectively, of our net revenues. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

o        different regulatory requirements;

o        political and economic changes and disruptions;

o        transportation delays;

o        foreign currency fluctuations;

o        export/import controls;

o        tariff regulations;

o        higher freight rates;

o        difficulties in staffing and managing foreign sales operations;

o        greater difficulty in accounts receivable collection; and

o        potentially adverse tax consequences.

         In addition, duty, tariff and freight costs can materially increase the cost of crucial components for our products. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. Moreover, because substantially all of our foreign sales are denominated in United States dollars, increases in the value of the dollar relative to the local currency would increase the price of our products in foreign markets and make our products relatively more expensive and less price competitive than competitors' products that are priced in local currencies. Any of these factors may result in a reduction in our revenues and a decrease in our earnings, or in our incurring operating or net losses.

         We anticipate that recent turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries will continue to have an impact on our sales to customers located in or whose projects are based in those countries due to the impact of currency fluctuations on the relative price of the our products and restrictions on government spending imposed by the International Monetary Fund on those countries receiving the International Monetary Fund's assistance. In addition, customers in those countries may face reduced access to working capital to fund capital purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or our bank's financial condition or the inability to access local equity financing.

         We make yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Depending on the amount of yen-denominated purchases, we may engage in hedging transactions in the future. However, notwithstanding these precautions, we remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the date cash is received or payments are made in foreign currencies. We cannot assure you that our current or any future currency exchange strategy will be successful in avoiding exchange related losses or that any of the factors listed above will not impair our business or operating results.

If our hardware products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

         Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives in certain European countries, including the United Kingdom, France, Germany and Italy. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines can change and are subject to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our VME controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot assure you that future products can be designed, within market window constraints, to meet the future requirements. In the event any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. As a result, our business, financial condition, and operating results could be impaired.

                             ADEPT TECHNOLOGY, INC.

If we do not comply with environmental regulations, our business may be harmed.

         We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to a variety of consequences that could harm our business, including:

o         the imposition of substantial fines;

o         suspension of production; and

o         alteration of manufacturing processes or cessation of operations.

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

         In fiscal 1998, we commenced a program, to be substantially completed by the Fall of 1999, to review the Year 2000 compliance status of the software and systems used in our internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to obtain an agreement to modify or replace all non-compliant products. We have contacted our critical suppliers and major customers to determine whether the products obtained from such vendors or sold by the customer to third parties are Year 2000 compliant. Our suppliers and customers are under no contractual obligation to provide such information to the us. In addition, we have implemented at our San Jose headquarters the initial phase of a Year 2000 compliant enterprise resource planning system from a third-party vendor and are also considering converting certain of our other software and systems to commercial products that are known to be Year 2000 compliant. Additionally, in Europe, we are in the process of upgrading our management information systems. We have been advised by the third party suppliers of these systems and upgrades that the upgrades will render our European management information systems Year 2000 compliant. Implementation of software products of third parties, however, will require the dedication of substantial administrative and management information resources, the assistance of consulting personnel from third party software vendors and the training of our personnel using such systems.

         Based on the information available to date, we believe we will be able to complete our Year 2000 compliance review and make necessary modifications prior to the end of calendar year 1999. Software or systems, which are deemed critical to our business, are scheduled to be Year 2000 compliant by the end of calendar year 1999. Nevertheless, particularly to the extent we rely on the products of other vendors to resolve Year 2000 issues, there can be no assurances that we will not experience delays in implementing such products. If key systems, or a significant number of systems were to fail as a result of Year 2000 problems, or we were to experience delays implementing Year 2000 compliant software products, we could incur substantial costs and disruption of our business, which would potentially have a material adverse effect on our business and results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

We may experience problems associated with the introduction of the Single European Currency.

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

                             ADEPT TECHNOLOGY, INC.

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

o difficulties in realizing our potential financial and strategic position through the successful integration of the acquired business;

o difficulty in maintaining uniform standards, controls, procedures, and policies;

o potential negative impact in results of operations due to amortization of goodwill or other intangible assets acquired; and

o    the diversion of management attention.

         The risks described above, either individually or in the aggregate, could materially impair our business, operating results, and financial condition. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

     Third parties may infringe or misappropriate our copyrights, trademarks and similar proprietary rights. We cannot be certain that the steps we have taken to prevent the misappropriation of our intellectual property are adequate, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We rely on a combination of patent, copyright and trade secret protection and nondisclosure agreements to protect our proprietary rights. However, we cannot be certain that patent and copyright law and trade secret protection will be adequate to deter misappropriation of our technology, that any patents issued to Adept will not be challenged, invalidated or circumvented, that the rights granted thereunder will provide competitive advantages to us, or that the claims under any patent application will be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and there can be no assurance that patents will issue from currently pending or future applications or that our existing patents or any new patents that may be issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

         We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against the alleged infringement. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, in our paying damages for infringement, and in the need for us to obtain a license relating to one or more of our products or current or future technologies. Such license may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary

                             ADEPT TECHNOLOGY, INC.

licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

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

     b) Reports on Form 8-K. A Form 8-K was filed by the Company on July 28, 1999 to announce the acquisition of BYE/Oasis Engineering, Inc. On October 27, 1999, a Form 8-K was filed by the Company that included our news release announcing our results of operations for the first quarter of fiscal 2000.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ADEPT TECHNOLOGY, INC.




Date:    November 16, 1999         By:  /s/ Kathleen M. Fisher
                                        ---------------------------------------
                                        Kathleen M. Fisher
                                        Vice President Finance and
                                             Chief Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS



                                                                   SEQUENTIALLY
                                                                       NUMBERED
              EXHIBITS                                                     PAGE
--------------------------------------------------------------------------------

27.1          Financial Data Schedule.                                       25