Form 10-Q
period 2000-01-01
ADEPT TECHNOLOGY INC
filed 2000-02-15
CIK 865415

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _______


                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              California                                         94-2900635
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


         150 Rose Orchard Way
         San Jose, California                                       95134
----------------------------------------                          ----------
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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of January 1, 2000 was 9,629,651.

================================================================================

                             ADEPT TECHNOLOGY, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
            January 1, 2000 and June 30, 1999................................  3

          Condensed Consolidated Statements of Operations
            Three and six months ended January 1, 2000 and December 26, 1998.  4

          Condensed Consolidated Statements of Cash Flows
            Six months ended January 1, 2000 and December 26, 1998...........  5

          Notes to Condensed Consolidated Financial Statements...............  6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 10

PART II - OTHER INFORMATION

  Item 4  Submission Of Matters To A Vote Of Security Holders................ 23

  Item 6. Exhibits and Reports on Form 8-K................................... 23

          Signatures......................................................... 24

          Index to Exhibits.................................................. 25

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)



                                                            January 1,  June 30,
                                                              2000       1999
                                                             -------    -------
ASSETS

Current assets:
  Cash and cash equivalents                                  $11,989    $11,816
  Short-term investments                                      13,195     15,200
  Accounts receivable, less allowance for
    doubtful accounts of $1,328 at
    January 1, 2000 and $716 at June 30, 1999                 20,303     19,707
  Inventories                                                 13,228     11,781
  Deferred tax assets and prepaid expenses                     5,021      5,601
                                                             -------    -------
         Total current assets                                 63,736     64,105

Property and equipment at cost                                25,419     24,822
Less accumulated depreciation and amortization                20,059     18,940
                                                             -------    -------
Net property and equipment                                     5,360      5,882

Other assets                                                   1,673      1,690
                                                             -------    -------
         Total assets                                        $70,769    $71,677
                                                             =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
  Accounts payable                                           $ 8,239    $ 6,838
  Other accrued liabilities                                    8,698      9,653
                                                             -------    -------
         Total current liabilities                            16,937     16,491

Commitments and contingencies
Shareholders' equity:

  Preferred stock, no par value:
    5,000 shares authorized, none
      issued and outstanding                                      --         --
  Common stock, no par value:
    25,000 shares authorized; 9,630
      and 9,459 issued and outstanding at
        January 1, 2000 and June 30, 1999, respectively       51,132     50,215
  Retained earnings                                            2,700      4,971
                                                             -------    -------
         Total shareholders' equity                           53,832     55,186
                                                             -------    -------
         Total liabilities and shareholders' equity          $70,769    $71,677
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

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                  Three months ended         Six months ended
                                                ---------------------     ----------------------
                                               January 1,  December 26,   January 1,  December 26,
                                                  2000         1998         2000          1998
                                                --------     --------     --------      --------
Net revenues                                    $ 24,267     $ 20,508     $ 44,901      $ 41,501
Cost of revenues                                  13,710       11,083       26,457        23,027
                                                --------     --------     --------      --------
Gross margin                                      10,557        9,425       18,444        18,474
Operating expenses:
   Research, development and engineering           3,116        2,786        6,575         5,370
   Selling, general and administrative             7,391        5,680       14,648        11,742
   Nonrecurring merger-related expenses              988
                                                --------     --------     --------      --------
Total operating expenses                          10,507        8,466       22,211        17,112
                                                --------     --------     --------      --------
Operating income (loss)                               50          959       (3,767)        1,362

Interest income, net                                 242          224          551           428
                                                --------     --------     --------      --------
Income (loss) before provision for
  (benefit from) income taxes                        292        1,183       (3,216)        1,790

Provision for (benefit from) income taxes            117          437         (945)          638
                                                --------     --------     --------      --------
Net income (loss)                               $    175     $    746     $ (2,271)     $  1,152
                                                ========     ========     ========      ========

Net income (loss) per share

   Basic                                        $    .02     $    .08     $  (0.24)     $    .12
                                                ========     ========     ========      ========
   Diluted                                      $    .02     $    .08     $  (0.24)     $    .12
                                                ========     ========     ========      ========

Shares used in computing per share amounts:

   Basic                                           9,583        9,266        9,537         9,313
                                                ========     ========     ========      ========
   Diluted                                         9,752        9,421        9,537         9,453
                                                ========     ========     ========      ========

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

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Six months ended
                                                             ----------------------
                                                            January 1,    December 26,
                                                               2000          1998
                                                             --------      --------
OPERATING ACTIVITIES

  Net income (loss)                                          $ (2,271)     $  1,152
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                              1,655         1,626
     (Gain)/ loss on disposal of property and equipment           (17)           (6)
     Changes in operating assets and liabilities:
       Accounts receivable                                       (596)        2,828
       Inventories                                             (1,644)        2,314
       Deferred tax assets and prepaid expenses                   580           178
       Other assets                                               (55)         (735)
       Accounts payable                                         1,401        (1,798)
       Accrued liabilities                                       (967)       (1,867)
                                                             --------      --------
     Total adjustments                                            357         2,540
                                                             --------      --------
  Net cash provided by (used in) operating activities          (1,914)        3,692
                                                             --------      --------
INVESTING ACTIVITIES

  Purchase of property and equipment, net                        (905)       (1,274)
  Proceeds from sale of property and equipment                     70            10
  Purchases of short-term available for sale investments      (48,524)      (12,006)
  Sales of short-term available for sale investments           50,529        11,385
                                                             --------      --------
  Net cash provided by (used in) investing activities           1,170        (1,885)
                                                             --------      --------
FINANCING ACTIVITIES

  Proceeds from employee stock incentive program                  917           886
  Repurchase of common stock                                       --        (3,194)
  Bank line of credit                                              --          (190)
                                                             --------      --------
  Net cash provided by (used in) financing activities             917        (2,498)
                                                             --------      --------
Increase (decrease) in cash and cash equivalents                  173          (691)
Cash and cash equivalents, beginning of period                 11,816         9,639
                                                             --------      --------
Cash and cash equivalents, end of period                     $ 11,989      $  8,948
                                                             ========      ========

Supplemental disclosure of noncash activities:
  Inventory capitalized into property and equipment
    and related tax                                          $    210      $    295
Cash paid during the period for:
  Interest                                                   $     --      $     22
  Taxes                                                      $    414      $    794

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

2. Acquisition of BYE/ Oasis Engineering, Inc.

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

     At January 1, 2000 and June 30, 1999, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1999 and the six months ended January 1, 2000, realized and unrealized gains and losses on available for sale investments were not material.

4. Inventories

                                                      January 1,        June 30,
                                                        2000             1999
                                                       -------          -------
     Raw materials ..............................      $ 5,299          $ 5,617
     Work-in-process ............................        2,761            2,059
     Finished goods .............................        5,168            4,105
                                                       -------          -------
                                                       $13,228          $11,781
                                                       =======          =======

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

5. Property and Equipment

     Property and equipment are recorded at cost.

     The components of property and equipment are summarized as follows:

                                                          January 1,    June 30,
                                                             2000        1999
                                                            -------     -------
     Cost:
       Machinery and equipment ........................     $13,867     $13,558
       Computer equipment .............................       8,489       8,153
       Office furniture and equipment .................       3,063       3,111
                                                            -------     -------
                                                             25,419      24,822
     Accumulated depreciation and amortization ........      20,059      18,940
                                                            -------     -------
     Net property and equipment .......................     $ 5,360     $ 5,882
                                                            =======     =======

6. Merger-Related Expenses

     In July 1999, The Company incurred a one-time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $ 195,000 and other non-recurring expenses relating to the acquisition were $235,000.

7. Income Taxes

     The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits, offset by taxes on the Company's foreign operations.

8. Net Income (Loss) per Share

     Net income (loss) per share is calculated as follows:

                                                           Three months ended         Six months ended
                                                          --------------------      ---------------------
                                                        January 1,   December 26,  January 1,   December 26,
                                                           2000         1998         2000          1998
                                                          -------      -------      -------       -------
     Net income (loss) ...............................    $   175      $   746      $(2,271)      $ 1,152
     Basic:
       Shares outstanding ............................      9,583        9,266        9,537         9,313
                                                          -------      -------      -------       -------
       Net income (loss) per share ...................    $   .02      $   .08      $  (.24)      $   .12
                                                          =======      =======      =======       =======
     Diluted:
       Shares outstanding ............................      9,583        9,266        9,537         9,313
         Effect of dilutive securities
         - employee stock options ....................        169          155          N/A           140
                                                          -------      -------      -------       -------
       Adjusted weighted average share outstanding
         - assumed conversion ........................      9,752        9,421        9,537         9,453
                                                          =======      =======      =======       =======
       Net income (loss) per share ...................    $   .02      $   .08      $  (.24)          .12
                                                          =======      =======      =======       =======

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

     Although the Company operates in a single segment, revenues and long-lived assets are tracked by geographic areas, and are summarized in the following table:

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)


                                         Three months ended         Six months ended
                                         -------------------      --------------------
                                       January 1,  December 26,  January 1,  December 26,
                                          2000        1998         2000         1998
                                         -------     -------      -------      -------
     Revenue:
       United States ..........          $14,031     $10,629      $25,168      $22,024
       Germany ................            3,232       3,046        5,467        7,576
       France .................            2,720       2,391        5,395        4,152
       Other European countries            3,236       3,675        6,438        5,772
       All other countries ....            1,048         767        2,433        1,977
                                         -------     -------      -------      -------
                                         $24,267     $20,508      $44,901      $41,501
                                         =======     =======      =======      =======

                                        January 1,               June 30,
                                          2000                     1999
                                         -------                  -------
     Long-lived assets:
       United States ...............     $ 5,156                  $ 5,804
       All other countries .........         528                      473
                                         -------                  -------
                                         $ 5,684                  $ 6,277
                                         =======                  =======

     Total long-lived assets .......     $ 5,684                  $ 6,277
     Other assets, including current      65,085                   65,400
                                         -------                  -------
       Total consolidated assets ...     $70,769                  $71,677
                                         =======                  =======

     No single customer accounted for more than 10% of the Company's net revenue in for the three months and six months ended January 1, 2000 and December 26, 1998, respectively.

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

                             ADEPT TECHNOLOGY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors Affecting Future Results" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference, into, this report.

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

     In July 1999, we acquired BYE/Oasis Engineering, Inc. ("BYE/Oasis"), a leading manufacturer of mini and microenvironment systems and Standard Mechanical Interface ("SMIF") for the microelectronics industry. We acquired BYE/Oasis through the issuance of 720,008 shares of our common stock which were exchanged for all of the common stock of BYE/Oasis. In addition, options to purchase an aggregate of 185,361 shares of our common stock were assumed in the acquisition. We accounted for the acquisition as a pooling of interests.

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

                             ADEPT TECHNOLOGY, INC.


Results of Operations

Three Month and Six Month Periods Ended January 1, 2000 and December 26, 1998

     Net revenues. The Company's net revenues increased by 18.3% to $24.3 million for the three months ended January 1, 2000 from $20.5 million for the three months ended December 26, 1998. The Company's net revenues increased by 8.2% to $44.9 million for the six months ended January 1, 2000 from $41.5 million for the six months ended December 26, 1998. The increase in net revenues for the three and six months ended January 1, 2000 was primarily the result of stronger than forecasted sales for the recently acquired BYE/Oasis semiconductor division. In addition, we experienced unexpected improvement in revenues related to maintenance and spare parts and to a lessor extent standalone controller sales, while product sales including robots remained relatively unchanged. The increase in revenue was partially offset by a decrease in software revenue. The Company cannot estimate if this revenue growth in its key hardware markets will continue to grow in the future.

     International sales, including sales to Canada, were $10.2 million or approximately 42.2% of net revenues for the three months ended January 1, 2000 as compared with $9.9 million or 48.2% of net revenues for three months ended December 26, 1998. International sales, including sales to Canada, were $19.7 million or approximately 43.9% of net revenues for the six months ended January 1, 2000 as compared with $19.5 million or 46.9% of net revenues for six months ended December 26, 1998. International sales as a percentage of total net revenues have decreased due to the relative strength of the dollar for three and six months ended January 1, 2000 as compared to the same periods in the prior year.

     Gross margin. Gross margin percentage was 43.5% for the three months ended January 1, 2000 compared to 46.0% for the three months ended December 26, 1998. Gross margin percentage was 41.1% for the six months ended January 1, 2000 compared to 44.5% for the six months ended December 26, 1998. The decrease in gross margin for the three and six months ended January 1, 2000 was primarily due to reduced percentage of software sales which historically yields a higher gross margin. Additionally, the strength of the dollar against the euro has resulted in higher effective discounts in order to remain competitive in European markets. The Company expects to continue to experience quarterly fluctuations in its gross margin percentage due to changes in its sales and product mix. In addition, if we are not successful in increasing software sales as a percentage of our total revenues, our gross margin will be adversely affected.

     Research, Development and Engineering. Research, development and engineering expenses increased by 11.8% to $3.1 million or 12.8% of net revenues for the three months ended January 1, 2000 from $2.8 million or 13.6% of net revenues for the three months ended December 26, 1998. Research, development and engineering expenses increased by 22.4% to $6.6 million or 14.6% of net revenues for the six months ended January 1, 2000 from $5.4 million or 12.9% of net revenues for the six months ended December 26, 1998. The increase in both the three and six month periods was primarily due to increases in project material spending and depreciation on capital equipment. Research, development and engineering expenses for the three months ended January 1, 2000 were partially offset by $31,000 of third party development funding as compared with $127,000 of third party development funding for the three months ended December 26, 1998. Research, development and engineering expenses for the six months ended January 1, 2000 were partially offset by $160,000 of third party development funding as compared with $270,000 of third party development funding for the six months ended December 26, 1998. For both the three and six months ended January 1, 2000 third party development funding was lower as a result of completion of existing contracts. The Company expects that it will continue to receive third party development funding from the government as well as other third parties during fiscal 2000. There can be no assurance, however, that any funds budgeted by the government or other third parties for the Company's development projects will not be curtailed or eliminated at any time

     Selling, General and Administrative. Selling, general and administrative expenses increased 30.1% to $7.4 million or 30.5% of net revenues for the three months ended January 1, 2000, as compared with $5.7 million or 27.7% of net revenues for the three months ended December 26, 1998 exclusive of nonrecurring charges associated with the acquisition of BYE/Oasis in the quarter ended December 26, 1998. Selling, general and administrative expenses increased 24.7% to $14.7 million or 32.6% of net revenues for the six months ended January 1, 2000, as compared with $11.7 million or 28.3% of net revenues for the six months ended December 26, 1998 exclusive of

                             ADEPT TECHNOLOGY, INC.


nonrecurring charges associated with the acquisition of BYE/Oasis in the quarter ended December 26, 1998. The increased level of spending for both the three and six months ended January 1, 2000 was primarily attributable to increased headcount and compensation related expenses, including commissions, and to recognition of translation losses associated with foreign currency fluctuations on balance sheet remeasurement items. The increase in selling, general and administrative expenses as a percentage of total revenue in the three and six month periods ended January 1, 2000 as compared to the same periods in the prior year was due to the relative increase in expense from combining BYE/Oasis' operations at a lower expense to revenue ratio to Adept's. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

     Merger Related Expenses. The Company incurred a one-time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000 and other non-recurring expenses relating to the acquisition were $235,000.

     Interest Income, Net. Interest income, net for the three months ended January 1, 2000 was $242,000 compared to $224,000 for the three months ended December 26, 1998. Interest income, net for the six months ended January 1, 2000 was $551,000 compared to $428,000 for the six months ended December 2, 1998. The increase was primarily as a result of higher invested cash balances.

     Provision for Income Taxes. Our effective tax rates on income (loss) before merger-related expenses were 40% and 37% for the three months ended January 1, 2000 and December 26, 1998, respectively. A portion of the merger-related expenses relate to non-deductible restructuring costs and are therefore not benefited.

     Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. We generally do not hedge our exposure to foreign currency exchange risk on local operational expenses and revenues. Although we believe that unhedged risk associated with foreign currency fluctuations for those transactions have not been material to date, there can be no assurance that such risk will not become material in the future or that we will not incur foreign exchange transaction losses which will have an adverse effect on our results of operations. We make yen-denominated purchases of certain components and mechanical subsystems from Japanese suppliers. Based on the amount of such purchases, current exchange rate fluctuations would not typically be expected to result in material unfavorable foreign exchange transactions included in cost of revenues. From time to time, we manage the currency risk associated with the yen-denominated purchases using forward rate currency contracts. We had no outstanding foreign exchange contracts at January 1, 2000.

Impact of Inflation

     The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

     As of January 1, 2000, we had working capital of approximately $46.8 million, including $12.0 million in cash and cash equivalents and $13.2 million in short-term investments.

     Cash and cash equivalents increased $0.2 million from June 30, 1999 primarily as a result of $1.9 million of cash used in operating activities offset by $1.2 million of net proceeds from short-term investments and $0.9 million proceeds from the employee stock incentive program. Net cash used in operating activities was primarily attributable to the net loss adjusted by depreciation and amortization, decreased inventories, decreased accrued liabilities and increased accounts payable.

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

     Our historical operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant quarterly and annual fluctuations in the past, and we expect this to continue in the future. For example, in the quarter ended October 2, 1999, we experienced a substantial shortfall in our revenues and a net loss. Our loss was attributable to several factors, including an inability to close sales as originally forecast, particularly sales of our higher-margin software products, and component supply problems. During the quarter ended January 1, 2000 we experienced stronger than originally forecasted sales of products with higher gross margins combined with improvements in our component supply chain. These factors along with stronger than originally forecasted sales from the BYE/Oasis semi-conductor division, resulted in revenue growth and positive earnings for the quarter ended January 1, 2000. In order to sustain continued growth we will have to invest in both personnel and capital equipment as well as rely on acceptance of our products in the market. Therefore the current quarter's performance should not be taken as an indication of future quarters results. Factors that may contribute to these fluctuations in the future include:

     * fluctuations in capital spending domestically and internationally in one or more industries in which we sell our products;
     * changes in product mix and pricing by us, our suppliers or our competitors;
     *    availability of components and raw materials for our products;
     *    new product introductions by us or by our competitors;
     * our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;
     * our failure to anticipate the changing product requirements of our customers;
     * a lack of market acceptance of our products or a shift in demand for our products;
     *    changes in the mix of sales by distribution channels;
     *    changes in the spending patters of our customers; and
     *    extraordinary events such as litigation or acquisitions.

Our operating results and gross margins vary from period to period depending on capital spending cycles and the mix of sales of lower margin hardware products and higher margin software products.

     Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending as well as the mix of product sales. For example, our operations during the

                             ADEPT TECHNOLOGY, INC.


third and fourth quarters of fiscal 1998 and the first three quarters of fiscal 1999 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive and telecommunication manufacturers. Although we experienced some improvements in our markets in the third and fourth quarter of fiscal 1999, these improvements were not sustained in the first quarter of fiscal 2000, in which our revenues were materially less than anticipated, resulting in a net loss. We cannot estimate when or if a sustained revival in these key hardware markets will occur. In addition, we experienced an adverse product mix in the first quarter of fiscal 2000 as reduced sales of higher margin software products reduced gross margins and contributed to our net loss. If we are unable to increase sales of our software products, our gross margins would continue to be adversely affected.

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

                             ADEPT TECHNOLOGY, INC.


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

     We recently completed the acquisition of BYE/Oasis Engineering Inc. BYE/Oasis is a manufacturer of contamination control systems and standard mechanical interfaces for semiconductor fabrication facilities, a business in which we have no operational experience. This acquisition will require us to integrate two geographically separated companies that previously operated independently. We have limited experience with integrating acquired companies and we may in the near future encounter difficulties as we continue to integrate our product offerings and operations. In addition, we may not be able to successfully market BYE/Oasis' products or develop any new products as a result of the acquisition. Moreover, the consummation of the BYE/Oasis acquisition could result in suppliers, distributors, or customers of BYE/Oasis canceling or otherwise terminating their arrangements with BYE/Oasis. If we fail to achieve the product, marketing, distribution, and other operational benefits and efficiencies we originally anticipated in the merger, we will have overpaid for the acquisition, and our shareholders will have experienced substantial dilution without offsetting benefits. In addition, our future financial performance would be impaired.

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


     The  development  and   commercialization  of  new  products  involve  many
difficulties,  including  the  following:

     *    the identification of new product opportunities;
     * the retention and hiring of appropriate research and development personnel;
     *    the definition of the product's technical specifications;
     *    the successful completion of the development process;
     * the successful marketing of the product, the risk of having customers embrace new technological advances;
     *    the successful and timely release of software revisions;
     * additional customer service costs associated with supporting new product introductions; and
     *    additional customer service costs required for field upgrades.

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

                             ADEPT TECHNOLOGY, INC.


terminate their relationships with us or substantially reduce the amount of our products they sell, or if we fail to build an effective systems integrator channel in any new markets, our revenues and operating results would be adversely affected.

Our presence in international markets exposes us to risk.

     We anticipate that international sales will continue to account for a significant portion of our net revenues; however, we cannot assure you that international sales will increase or that the current level of international sales will be sustained. In the first six months of fiscal year 2000 and in each of the fiscal years 1999, 1998 and 1997, our net revenues from international sales accounted for approximately 44.0%, 47.2%, 40.5% and 35.8%, respectively, of our net revenues. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

     *    different regulatory requirements;
     *    political and economic changes and disruptions;
     *    transportation delays;
     *    foreign currency fluctuations;
     *    export/import controls;
     *    tariff regulations;
     *    higher freight rates;
     *    difficulties in staffing and managing foreign sales operations;
     *    greater difficulty in accounts receivable collection; and
     *    potentially adverse tax consequences.

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

                             ADEPT TECHNOLOGY, INC.


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

     Although we have experienced none to date, we may experience significant problems and costs associated with Year 2000 compliance that could adversely affect our business, results of operations and financial condition. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

     Before January 1, 2000, we reviewed the compliance status of the software and systems used in our internal business processes, to obtain appropriate assurances of compliance from the manufacturers of these products, and to obtain an agreement to modify or replace all non-compliant products. We contacted our critical suppliers and major customers to determine whether the products obtained from such vendors or sold by the customer to third parties were Year 2000 compliant. In addition, we implemented at our San Jose headquarters a Year 2000 compliant enterprise resource planning system from a third-party vendor and we converted certain of our other software and systems to commercial products that were known to be Year 2000 compliant. Additionally, in Europe, we upgraded our management information systems to be Year 2000 compliant.

     In the ordinary course of our business, we test and evaluate our own software products. We believe that our software products are generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of our software products with respect to four digit date dependent data or the ability of these products to correctly create, store, process and output information related to such date data. To the extent our software products are not fully Year 2000 compliant, our software products may not contain all necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. To the extent that our products are sold through system integrators or other third parties, our products may experience Year 2000 problems as a result of the integration of our software with noncompliant Year 2000 products of such third party suppliers. In addition, in certain circumstances, we have warranted that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of the Company's products

                             ADEPT TECHNOLOGY, INC.


with respect to four digit date dependent data or the ability to create, store, process and output information related to such data. If any of our licensees experience Year 2000 problems, these licensees could assert claims for damages against us. To date we have incurred no Year 2000 related claims from any of our customers.

     We have incurred costs of approximately $3.3 million and expect to incur in total, approximately $3.5 million in connection with our implementation of a new enterprise resource planning software system and upgrades for other systems at our San Jose headquarters and in our European offices, which is Year 2000 compliant. Additionally, we are currently in the process of developing a contingency plan related to Year 2000. Our resources spent on investigating and remedying Year 2000 compliance issues did not have a material adverse effect on our business, financial condition and results of operations.

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

     From time to time, we may consider the acquisition of companies or technologies that management believes may complement or extend our current products, businesses, or technologies. In the last three years, we have made some acquisitions of various sizes, including the recent acquisition of
BYE/Oasis. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

     * difficulty in combining the technology, operations, or work force of the acquired business;
     *    disruptions of our on-going businesses;
     * difficulties in realizing our potential financial and strategic position through the successful integration of the acquired business;
     * difficulty in maintaining uniform standards, controls, procedures, and policies;
     * potential negative impact in results of operations due to amortization of goodwill or other intangible assets acquired; and
     *    the diversion of management attention.

                             ADEPT TECHNOLOGY, INC.


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

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders, originally scheduled to be held on November 5, 1999 but instead adjourned until it was held on November 18, 1999, the shareholders approved the following actions:

                             ADEPT TECHNOLOGY, INC.


a) Election of six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

          Brian R. Carlisle:        For: 7,815,831             Withheld: 770,080
          Bruce E. Shimano:         For: 7,813,068             Withheld: 772,843
          Ronald E.F. Codd:         For: 7,845,192             Withheld: 740,719
          Michael P. Kelly:         For: 7,841,592             Withheld: 744,319
          Cary R. Mock:             For: 7,841,061             Withheld: 744,850
          John E. Pomeroy:          For: 7,844,761             Withheld: 741,150

b) Approval of an amendment to the Company's 1993 Stock Plan to increase by 1,000,000 shares to 3,462,500 the number of shares reserved for issuance thereunder.

          For: 3,241,625            Against: 2,710,417         Abstain: 45,871


c) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 2000.

          For: 8,491,910            Against: 81,045            Abstain: 12,947


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a) The Exhibits listed on the accompanying index immediately following the signature page are filed as part of this report.

     b) Reports on Form 8-K. On November 1, 1999, a Form 8-K was filed by the Company that included our news release announcing our results of operations for the first quarter of fiscal 2000.

                             ADEPT TECHNOLOGY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADEPT TECHNOLOGY, INC.


Date: February 15, 2000                 By: /s/ Kathleen M. Fisher
                                            ------------------------------------
                                            Kathleen M. Fisher
                                            Vice President Finance and Chief
                                            Financial Officer

                             ADEPT TECHNOLOGY, INC.


                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
                                                                        NUMBERED
         EXHIBITS                                                           PAGE
--------------------------------------------------------------------------------
27.1     Financial Data Schedule.                                             26