Form 10-Q
period 2000-04-01
ADEPT TECHNOLOGY INC
filed 2000-05-16
CIK 865415

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended April 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _______ to _______

                           Commission File No. 0-27122

                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)


                 California                                94-2900635
--------------------------------------------       --------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


            150 Rose Orchard Way
            San Jose, California                            95134
--------------------------------------------       ------------------------
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

                            YES       X           NO
                                   -------           -------


The number of shares of the Registrant's common stock outstanding as of April 1, 2000 was 9,790,072.

--------------------------------------------------------------------------------

                                              ADEPT TECHNOLOGY, INC.

                                                       INDEX
                                                                                                               Page
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  April 1, 2000 and June 30, 1999.............................................................    3


                Condensed Consolidated Statements of Operations
                  Three and nine months ended April 1, 2000 and March 27, 1999................................    4


                Condensed Consolidated Statements of Cash Flows
                  Nine months ended April 1, 2000 and March 27, 1999..........................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6



    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   11



PART II - OTHER INFORMATION


    Item 6.   Exhibits and Reports on Form 8-K................................................................   23

              Signatures......................................................................................   24

              Index to Exhibits...............................................................................   25



                                             ADEPT TECHNOLOGY, INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)

                                                                                     April 1,
                                                                                      2000            June 30,
                                                                                   (unaudited)          1999*
                                                                                  -----------        -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                    $   11,576         $   11,816
     Short-term investments                                                           12,350             15,200
     Accounts receivable, less allowance for doubtful accounts of
         $689 at April 1, 2000 and $716 at June 30, 1999                              20,385             19,707
     Inventories                                                                      13,311             11,781
     Deferred tax assets and prepaid expenses                                          4,535              5,601
                                                                                  -----------        -----------
            Total current assets                                                      62,157             64,105

Property and equipment at cost                                                        25,473             24,822
Less accumulated depreciation and amortization                                        20,067             18,940
                                                                                  -----------        -----------
Net property and equipment                                                             5,406              5,882


Other assets                                                                           2,608              1,690
                                                                                  -----------        -----------
            Total assets                                                          $   70,171         $   71,677
                                                                                  ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                             $    6,550         $    6,838
     Other accrued liabilities                                                         8,550              9,653
                                                                                  -----------        -----------
            Total current liabilities                                                 15,100             16,491

Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value:
         5,000 shares authorized, none issued and outstanding                              -                  -
     Common stock, no par value:
         25,000 shares authorized; 9,790 and 9,459 issued and outstanding
            at April 1, 2000 and June 30, 1999, respectively                          51,778             50,215
     Retained earnings                                                                 3,293              4,971
                                                                                  -----------        -----------
            Total shareholders' equity                                                55,071             55,186
                                                                                  -----------        -----------
            Total liabilities and shareholders' equity                            $   70,171         $   71,677
                                                                                  ===========        ===========


Amounts  applicable to prior periods have been  restated to reflect the  company's  merger with  BYE/Oasis
Engineering, Inc., accounted for as a pooling of interests.

* Derived from unaudited financial statements.

                     See accompanying notes to condensed consolidated financial statements.



                                                  ADEPT TECHNOLOGY, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          (in thousands, except per share data)
                                                       (unaudited)


                                                                     Three months ended            Nine months ended
                                                                  ------------------------      ------------------------
                                                                    April 1,     March 27,       April 1,      March 27,
                                                                      2000         1999            2000          1999
                                                                  ----------    ----------      ----------    ----------
Net revenues                                                      $  26,253     $  21,590        $ 71,154     $  63,091
Cost of revenues                                                     14,327        11,603          40,784        34,630
                                                                  ----------    ----------      ----------    ----------
Gross margin                                                         11,926         9,987          30,370        28,461
Operating expenses:
     Research, development and engineering                            3,708         2,937          10,283         8,307
     Selling, general and administrative                              7,450         6,120          21,683        17,040
     Nonrecurring merger-related expenses                                 -             -             988             -
                                                                  ----------    ----------      ----------    ----------
Total operating expenses                                             11,158         9,057          32,954        25,347
                                                                  ----------    ----------      ----------    ----------
Operating income (loss)                                                 768           930          (2,584)        3,114

Other income (expense), net                                              80           230             215          (164)
                                                                  ----------    ----------      ----------    ----------
Income (loss) before provision for (benefit from) income taxes          848         1,160          (2,369)        2,950

Provision for (benefit from) income taxes                               254           476            (691)        1,114
                                                                  ----------    ----------      ----------    ----------

Net income (loss)                                                 $     594     $     684       ($  1,678)    $   1,836
                                                                  ==========    ==========      ==========    ==========


Net income (loss) per share
     Basic                                                        $    0.06     $    0.07       ($   0.17)    $    0.20
                                                                  ==========    ==========      ==========    ==========

     Diluted                                                      $    0.06     $    0.07       ($   0.17)    $    0.19
                                                                  ==========    ==========      ==========    ==========


Shares used in computing per share amounts:

     Basic                                                            9,788         9,230           9,621         9,286
                                                                  ==========    ==========      ==========    ==========

     Diluted                                                         10,460         9,438           9,621         9,448
                                                                  ==========    ==========      ==========    ==========


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



                                          ADEPT TECHNOLOGY, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                (unaudited)

                                                                                 Nine months ended
                                                                           -------------------------------
                                                                           April 1,              March 27,
                                                                             2000                  1999
                                                                           ---------             ---------
Operating activities
     Net income (loss)                                                     $ (1,678)             $  1,836
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                        2,451                 2,369
         (Gain)/ loss on disposal of property and equipment                     (29)                   (2)
         Changes in operating assets and liabilities:
            Accounts receivable                                                (678)                1,679
            Inventories                                                      (1,744)                3,914
            Deferred tax assets and prepaid expenses                          1,066                   211
            Other assets                                                     (1,024)                 (473)
            Accounts payable                                                   (288)                 (953)
            Accrued liabilities                                              (1,116)               (1,108)
                                                                           ---------             ---------
         Total adjustments                                                   (1,362)                5,637
                                                                           ---------             ---------
     Net cash provided by (used in) operating activities                     (3,040)                7,473
                                                                           ---------             ---------
Investing activities
     Purchase of property and equipment, net                                 (1,701)               (2,005)
     Proceeds from sale of property and equipment                                88                    59
     Purchases of short-term available for sale investments                 (42,917)              (17,006)
     Sales of short-term available for sale investments                      45,767                18,506
                                                                           ---------             ---------
     Net cash provided by (used in) investing activities                      1,237                  (446)
                                                                           ---------             ---------
Financing activities
     Proceeds from employee stock incentive program                           1,563                   989
     Repurchase of common stock                                                   -                (3,194)
     Bank line of credit                                                          -                  (240)
                                                                           ---------             ---------
     Net cash provided by (used in) financing activities                      1,563                (2,445)
                                                                           ---------             ---------

Increase (decrease) in cash and cash equivalents                               (240)                4,582
Cash and cash equivalents, beginning of period                               11,816                 9,639
                                                                           ---------             ---------
Cash and cash equivalents, end of period                                   $ 11,576              $ 14,221
                                                                           =========             =========


Supplemental disclosure of noncash activities:
     Inventory capitalized into property and equipment
         and related tax                                                   $    226              $    335
Cash paid during the period for:
     Interest                                                              $      -              $     28
     Taxes                                                                 $    582              $    878



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

         Net Income (Loss) per Share

         Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period, unless the effect of including other shares is anti-dilutive.

         Foreign Currency

         Balance sheet accounts denominated in foreign currencies are translated at exchange rates as of the date of the balance sheet. and income statement accounts are translated at the spot rate on the date of transaction. Translation gains and losses are recognized currently. The Company has adopted US Dollar as the functional currencies for its subsidiaries because their principal economic activities are most closely tied to the US Dollar.

         The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. It does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $1.9 million at April 1, 2000. There were no foreign exchange contracts at June 30, 1999.

2.       Acquisition of BYE/ Oasis Engineering, Inc.
---------------------------------------------------

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

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   Customer Receivables

         The Company maintains reserves for potential credit losses. Such losses have been minimal and within management's estimates. Receivables from customers are generally unsecured.

         Customer receivables consist of the following:
          (in thousands)                                                 April 1,                     June 30,
                                                                           2000                         1999
                                                                       ------------                 -----------
           Customer receivables....................................    $     21,074                 $    20,423
           Less allowance for doubtful accounts....................             689                         716
                                                                       ------------                 -----------

                                                                       $     20,385                 $    19,707
                                                                       ============                 ===========

4.   Financial Instruments

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

         At April 1, 2000 and June 30, 1999, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 1999 and the nine months ended April 1, 2000, realized and unrealized gains and losses on available for sale investments were not material.

5.   Inventories

         Inventories  are  stated  at cost,  determined  on  either a  first-in, first-out (FIFO) or average cost basis and do not exceed net realizable value.
                                                                         April 1,                     June 30,
                                                                           2000                         1999
                                                                       ------------                 -----------
           Raw materials...........................................    $      6,750                 $     6,854
           Work-in-process.........................................           3,439                       2,375
           Finished goods..........................................           6,748                       5,001

           Less reserves...........................................    $     (3,626)                $     2,449
                                                                       ------------                 -----------


                                                                       $     13,311                 $    11,781
                                                                       ============                 ===========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.   Property and Equipment

         Property and equipment are recorded at historical cost.

         The components of property and equipment are summarized as follows:

                                                                         April 1,                     June 30,
                                                                           2000                         1999
                                                                       ------------                 -----------
         Cost:
           Machinery and equipment.................................    $     13,836                 $    13,558
           Computer equipment......................................           8,561                       8,153
           Office furniture and equipment..........................           3,076                       3,111
                                                                       ------------                 -----------
                                                                             25,473                      24,822
         Accumulated depreciation and amortization.................          20,067                      18,940
                                                                       ------------                 -----------
         Net property and equipment................................    $      5,406                 $     5,882
                                                                       ============                 ===========

7.   Other Income (Expense)

         Other income (expense) consists of the following:

                                                              Three months ended           Nine months ended
                                                            ----------------------      ----------------------
                                                            April 1,     March 27,       April 1,    March 27,
                                                              2000         1999            2000        1999
                                                             -------     ---------      ---------    ---------

          Interest income                                    $    317    $     265      $     868    $     760
          Interest expense                                         --          (6)            --           (36)
          Exchange gains and losses                                (3)         (1)            (31)           6
          Gain/loss on remeasurement                             (124)        (36)           (325)        (245)
          Other                                                   (110)         8            (297)        (649)
                                                             --------    ---------      --------     ---------
                                                             $     80    $     230      $     215    $    (164)
                                                             ========    =========      =========    =========

8.   Merger-Related Expenses

         In July 1999, the Company incurred a one-time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $ 195,000 and other non-recurring expenses relating to the acquisition were $235,000.

9.   Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. This estimate reflects the utilization of tax credits.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.  Net Income (Loss) per Share

         Net income (loss) per share is calculated as follows:
                                                                 Three months ended           Nine months ended
                                                               ----------------------      ----------------------
                                                                April 1,    March 27,       April 1,    March 27,
                                                                  2000        1999            2000        1999
                                                               ---------    ---------      ---------    ---------

          Net income (loss)                                    $     594    $     684      $  (1,678)   $   1,836
          Basic:
                Weighted average shares
                  of common stock outstanding                      9,788        9,230          9,621        9,286
                                                               ---------    ---------      ---------    ---------
                Net income (loss) per share                    $     .06    $     .07      $   (.17)    $     .20
                                                               =========    =========      =========    =========
          Diluted:
                Weighted average shares
                  of common stock outstanding                      9,788        9,230          9,621        9,286
Effect of dilutive securities
                  - employee stock options                           672          208            N/A          162
                                                               ---------    ---------      ---------    ---------
                Adjusted weighted average shares outstanding      10,460        9,438          9,621        9,448
                                                               ==========   =========      =========    =========
                Net income (loss) per share                    $     .06    $     .07      $   (.17)          .19
                                                               =========    =========      =========    =========

11.  Impact of Recently Issued Accounting Standards

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

12.  Segment Information

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

         Although the Company operates in a single segment, revenues and long-lived assets are tracked by geographic areas, and are summarized in the following table:

                                             ADEPT TECHNOLOGY, INC.

                              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  (unaudited)

                                                              Three months ended           Nine months ended
                                                            ----------------------      ----------------------
                                                            April 1,     March 27,       April 1,    March 27,
                                                              2000         1999            2000        1999
                                                            ---------    ---------      ---------    ---------
         Revenue:
           United States ...............................    $  13,506    $  10,752      $  38,674    $  32,776
           Germany......................................        4,192        2,380          9,659        9,956
           France.......................................        3,390        2,643          8,785        6,795
           Other European countries.....................        4,138        4,190         10,576        9,962
           All other countries..........................        1,027        1,625          3,460        3,602
                                                            ---------    ---------      ---------    ---------
                                                            $  26,253    $  21,590      $  71,154    $  63,091
                                                            =========    =========      =========    =========


                                                            April 1,                    June 30,
                                                              2000                        1999
                                                            --------                    --------

         Long-lived assets:

           United States ...............................    $  5,194                    $  5,804
           All other countries..........................         501                         473
                                                            --------                    --------
                                                            $  5,695                    $  6,277
                                                            ========                    ========


         Total long-lived assets........................    $  5,695                    $  6,277
         Other assets, including current................      64,476                      65,400
                                                            --------                    --------
           Total consolidated assets                        $ 70,171                    $ 71,677
                                                            ========                    ========

         No single customer accounted for more than 10% of the Company's net revenue in for the three months and nine months ended April 1, 2000 and March 27, 1999 respectively.

13.  Comprehensive Income

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

14.  Reclassification

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

OVERVIEW

         We design, manufacture and market intelligent automation software and hardware products for assembly, material handling and packaging applications. Our products currently include machine controllers for robot mechanisms and other flexible automation equipment, machine vision systems, simulation software and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Last year we announced a new line of robots expressly designed for use in the semiconductor fabrication industry. We have also expanded our channel of system integrators and our international sales and marketing operations. As a result of these developments, the nature and composition of our revenues have changed over time.

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

Results of Operations

Three Month and Nine Month Periods Ended April 1, 2000 and March 27, 1999

            Net revenues. The Company's net revenues for the three- and nine-month periods ended April 1, 2000, were $26.3 million and $71.2 million, respectively, compared with $21.6 million and $63.1 million for the three- and nine-month periods ended March 27, 1999. The increase over the third quarter of 1999 is primarily attributable to the electronic and consumer appliance, semiconductor, and automotive, household, food & pharmaceutical industries, with revenue growth to these industries of 20%, 198.9% and 66%, respectively, over the prior year quarter. Partially offsetting these increases were declines in revenues to the standalone controller and service and upgrade industries of 53.6% and 22.9%, respectively, versus the corresponding 1999 period. For the nine-month period, we had growth in revenue to the electronic and consumer appliance, semiconductor, and automotive, household, food & pharmaceutical industries of 36.5%, 94.1% and 19%, respectively, over the prior year period partially offset by declines in the disk drive industry of 34.0%, resulting in a year to date revenue growth of 26.1% over the prior year.

                             ADEPT TECHNOLOGY, INC.


            The Company's domestic sales totaled $13.5 million and $38.7 million for the three- and nine-month periods ended April 1, 2000, compared with $10.8 million and $32.8 million for the three- and nine-month periods ended March 27, 1999, an increase of 25.0% and 18.0% versus the respective prior year periods. The growth in domestic sales for the three-month period was attributable principally to increases in sales to the consumer electronic communication and general mechanism markets.

            The Company's international sales totaled $12.8 million and $32.5 million for the three- and nine-month periods ended April 1, 2000, compared with $10.8 million and $30.3 million for the corresponding prior year periods, increases of 18.5% and 7.3%, respectively. The growth for the quarter and year to date is primarily attributable to a significant increase in sales to European-based OEM customers, telecommunications and consumer electronics industries. The increase for the three-month period is due primarily to significant sales increases in Germany, Korea and Singapore, while the increase for the nine-month period is attributable primarily to sales increases in Germany and Singapore of 47.1% and 100%, respectively.

            Bookings by sector during the third quarter included electronics at 31% versus 27% a year ago; semiconductor was 20% versus 11%; automotive was 14% versus 20%; household, food and pharmaceutical was 12 % versus 10%; appliance and industrial was 11% versus 2%; OEM was 8% versus 35%; and other was 4% versus 9%.

         Gross margin. Gross margin percentage was 45.4% for the three months ended April 1, 2000 compared to 46.3% for the three months ended March 27, 1999. Gross margin percentage was 42.7% for the nine months ended April 1, 2000 compared to 45.1% for the nine months ended March 27, 1999. The increase in the gross margin for the three months ended April 1, 2000 was primarily the result of increased software revenue and increased sales of mechanism systems with upgrade options. The gross margin for the nine months ended April 1, 2000 as compared to the same period in the prior year was slightly down due primarily to product mix.

         Research, Development and Engineering. Research, development and engineering expenses increased by 26.3% to $3.7 million or 14.1% of net revenues for the three months ended April 1, 2000 from $2.9 million or 13.6% of net revenues for the three months ended March 27, 1999. Research, development and engineering expenses increased by 23.8% to $10.3 million or 14.5% of net revenues for the nine months ended April 1, 2000 from $8.3 million or 13.2% of net revenues for the nine months ended March 27, 1999. The increase in both the three and nine month periods was primarily due to increased headcount and compensation related expenses and increases in project material spending and depreciation on capital equipment. Research, development and engineering expenses for the three months ended April 1, 2000 were partially offset by $71,000 of third party development funding as compared with $206,000 of third party development funding for the three months ended March 27, 1999. Research, development and engineering expenses for the nine months ended April 1, 2000 were partially offset by $232,000 of third party development funding as compared with $476,000 of third party development funding for the nine months ended March 27, 1999. For both the three and nine months ended April 1, 2000 third party development funding was lower as a result of completion of existing contracts. The Company expects that it will continue to receive third party development funding from the government as well as other third parties during fiscal 2000. There can be no assurance, however, that any funds budgeted by the government or other third parties for the Company's development projects will not be curtailed or eliminated at any time.

         Selling, General and Administrative. Selling, general and administrative expenses increased 21.7% to $7.4 million or 28.4% of net revenues for the three months ended April 1, 2000, as compared with $6.1 million or 28.3% of net revenues for the three months ended March 27, 1999. Selling, general and administrative expenses increased 27.2% to $21.7 million or 30.5% of net revenues for the nine months ended April 1, 2000, as compared with $17.0 million or 27.0% of net revenues for the nine months ended March 27, 1999, exclusive of nonrecurring charges associated with the acquisition of BYE/Oasis in the quarter ended October 2, 1999. The increased level of spending for both the three and nine months ended April 1, 2000 was primarily attributable to increased headcount and compensation related expenses, including commissions, and to recognition of translation losses associated with foreign currency fluctuations on balance sheet remeasurement items. The increase in selling, general and administrative expenses as a percentage of total revenue in the three and nine month periods ended April 1, 2000 as compared to the same periods in the prior year was due to the relative increase in expense from combining

                             ADEPT TECHNOLOGY, INC.


BYE/Oasis' operations at a lower expense to revenue ratio to Adept's. The Company expects that selling, general and administrative expenses will continue to fluctuate as a percentage of net revenues.

         Merger Related Expenses. In the quarter ended October 2, 1999, the Company incurred a one-time charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000 and other non-recurring expenses relating to the acquisition were $235,000.

         Other Income. Interest income for the three months ended April 1, 2000 was $317,000 compared to $265,000 for the three months ended March 27, 1999. Interest income for the nine months ended April 1, 2000 was $868,000 compared to $760,000 for the nine months ended March 27, 1999. The increase was primarily as a result of higher invested cash balances.

         Provision for Income Taxes. Our effective tax rates on income were 30% and 41% for the three months ended April 1, 2000 and March 27, 1999 respectively. The reduction was due primarily from the Company's ability to utilize its foreign tax credits.

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

Liquidity and Capital Resources

         As  of  April  1,  2000,  we  had  working  capital  of   approximately
$47.1million, including $11.6 million in cash and cash equivalents and $12.3 million in short-term investments.

         Cash and cash equivalents decreased $0.2 million from June 30, 1999 primarily as a result of $1.7 million of cash used in operating activities and $1.7 million used to purchase property and equipment offset by $2.9 million of net proceeds from short-term investments and $1.6 million proceeds from the employee stock incentive program. Net cash used in operating activities was primarily attributable to the net loss adjusted by depreciation and amortization, increased inventories and decreased accrued liabilities.

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

                             ADEPT TECHNOLOGY, INC.


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

         Our historical operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant quarterly and annual fluctuations in the past, and we expect this to continue in the future. For example, in the quarter ended October 2, 1999, we experienced a substantial shortfall in our revenues and a net loss. Our loss was attributable to several factors, including an inability to close sales as originally forecast, particularly sales of our higher-margin software products, and component supply problems. During the quarter ended January 1, 2000 we experienced stronger than originally forecasted sales of products with higher gross margins combined with improvements in our component supply chain. These factors along with stronger than originally forecasted sales from the BYE/Oasis semiconductor division, resulted in revenue growth and positive earnings for the quarter ended January 1, 2000. In order to sustain continued growth we will have to invest in both personnel and capital equipment as well as rely on acceptance of our products in the market. Therefore the current quarter's performance should not be taken as an indication of future quarters results. Factors that may contribute to these fluctuations in the future include:

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

         In July, 1999 we completed the acquisition of BYE/Oasis Engineering Inc. BYE/Oasis is a manufacturer of contamination control systems and standard mechanical interfaces for semiconductor fabrication facilities, a business in which we have no operational experience. This acquisition will require us to integrate two geographically separated companies that previously operated independently. We have limited experience with integrating acquired companies and we may in the near future encounter difficulties as we continue to integrate our product offerings and operations. In addition, we may not be able to successfully market BYE/Oasis' products or develop any new products as a result of the acquisition. Moreover, the consummation of the BYE/Oasis acquisition

                             ADEPT TECHNOLOGY, INC.


could result in suppliers, distributors, or customers of BYE/Oasis canceling or otherwise terminating their arrangements with BYE/Oasis. If we fail to achieve the product, marketing, distribution, and other operational benefits and efficiencies we originally anticipated in the merger, we will have overpaid for the acquisition, and our shareholders will have experienced substantial dilution without offsetting benefits. In addition, our future financial performance would be impaired.

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

         We anticipate that international sales will continue to account for a significant portion of our net revenues; however, we cannot assure you that international sales will increase or that the current level of international sales will be sustained. In the first nine months of fiscal year 2000 and in each of the fiscal years 1999, 1998 and 1997, our net revenues from international sales accounted for approximately 45.6%, 47.2%, 40.5% and 35.8%, respectively, of our net revenues. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

o        different regulatory requirements;
o        political and economic changes and disruptions;
o        transportation delays;
o        foreign currency fluctuations;
o        export/import controls;
o        tariff regulations;

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

b) Reports on Form 8-K. A Form 8-K was filed by the Company on April 12, 2000 that included our news release announcing the signing of a Letter of Intent to purchase Pensar Tucson, Inc. On May 1, 2000, a Form 8-K was filed by the Company announcing the completion of the acquisition of Pensar Tucson, Inc.

                             ADEPT TECHNOLOGY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ADEPT TECHNOLOGY, INC.

Date:    May 16, 2000                           By:  /s/ Michael W. Overby
                                                     ---------------------------
                                                     Michael W. Overby
                                                     Chief Financial Officer

                             ADEPT TECHNOLOGY, INC.



                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
                                                                        NUMBERED
            EXHIBITS                                                        PAGE
--------------------------------------------------------------------------------


27.1        Financial Data Schedule.                                          27