Form 10-K
period 2000-06-30
ADEPT TECHNOLOGY INC
filed 2000-09-28
CIK 865415

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     __________________.

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

                           Yes    X         No
                               -------         -----------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 15, 2000 as reported on the Nasdaq National Market, was approximately $356,213,894. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of September 15, 2000, registrant had outstanding 10,804,127 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the 2000 Annual Meeting to be held on November 10, 2000 are incorporated by reference into Part III hereof.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled "Business," "Factors Affecting Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

         o  marketing and commercialization of our products under development;

         o our estimates regarding our capital requirements and our needs for additional financing;

         o plans for future products and services and for enhancements of existing products and services;

         o our ability to attract customers and the market acceptance of our products;

         o  our intellectual property;

         o our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

         o plans for future acquisitions and for the integration of recent acquisitions; and

         o  sources  of  revenues  and  anticipated   revenues,   including  the
            contribution from the growth of new products and markets.

         In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this prospectus in greater detail under the heading "Factors Affecting Future Operating Results." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this prospectus.

         In this report, unless the context indicates otherwise, the terms " Adept," "we," "us," and "our" refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

         This report contains trademarks and trade names of Adept and other companies.

ITEM 1.  BUSINESS

Our Company

         We provide intelligent production automation solutions to our customers in many industries including the semiconductor, communications, photonics, food, automotive, life sciences and electronics industries. We utilize our comprehensive portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customers' increasingly complex manufacturing requirements.

         We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation, or RDA, that reduces the time and cost to design, engineer and launch products into high-volume production. Other benefits of our RDA solution include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. We intend to continue to enhance our RDA capabilities by providing differentiated, value added integrated solutions to further penetrate high growth markets.

         We market and sell our products worldwide through more than 300 system integrators, our direct sales force and original equipment manufacturers, or OEMs. This global presence, when combined with our extensive service and support infrastructure, enables us to effectively understand our customers, as well as current and future technological automation requirements.

         We were incorporated in California in 1983. Our principal executive offices are located at 150 Rose Orchard Way, San Jose, California 95134. Our telephone number at that address is (408) 432-0888.

         Recent Developments

         On  July  16,  1999,  Adept  completed  the  acquisition  of  BYE/OASIS
Engineering, Inc., a Texas corporation. BYE/OASIS is a manufacturer of mini-environment systems and Standard Mechanical Interfaces (SMIF) for the microelectronics industry. In connection with the acquisition, we issued 720,008 shares of our common stock to the shareholders of BYE/OASIS. In addition, we assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of our common stock. The acquisition constituted a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The acquisition was accounted for using the pooling of interests method, and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS. Prior to the merger, BYE/OASIS's fiscal year ended on September 30. In recording the business combination, BYE/OASIS's prior period financial statements have been restated to conform to our fiscal year. We believe this acquisition will broaden our factory automation offerings in the wafer and microelectronic manufacturing industry and enhance our experience and marketing and service infrastructure.

         On April 28, 2000, we completed the acquisition of Pensar Tucson, Inc., an Arizona corporation. Pensar is a precision automation integrator of standard work cells. In connection with the acquisition, we issued 100,000 shares of our common stock to the shareholders of Pensar valued at $11.75 per share, which was the fair market value of our common stock at April 28, 2000. In addition, we paid $3,000,000 in cash, resulting in a total purchase price of $4.2 million. The acquisition was accounted for as a purchase. We believe that our acquisition of Pensar will enhance our ability to offer standard platform solutions for microelectrical, fiber optic and photonic assembly automation.

         On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion is manufacturer of ultra-high precision positioning and alignment stages and devices. In connection with the acquisition, we issued 600,000 shares of our common stock to the shareholders of NanoMotion valued at $21 per share which was the fair market value of our common stock at May 31, 2000. The acquisition was accounted for as a purchase. We believe that our acquisition of NanoMotion will enhance our ability to offer intelligent automation solutions to the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

         On July 21, 2000, we completed the acquisition of HexaVision Technologies, Inc., a Canadian corporation. HexaVision is a machine vision research and development company. In connection with the acquisition, we paid $5.1 million in cash and will be issuing shares of our common stock to the shareholders of HexaVision with a value of $1.2 million subject to certain conditions. In addition, the terms of the acquisition provide that we will make two payments totaling approximately $1.6 million in cash, subject to certain conditions contingent upon the achievement of certain operational milestones by HexaVision. We intend to account for the acquisition under the purchase method. We believe the acquisition of HexaVision will enhance our machine vision products for all markets and facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with guidance vision algorithms that can increase our performance in critical and demanding applications such as vision servoing for the micro electrical, fiber optic, semiconductory, metrology and photonics industry.

Products  and Technology Comprising Rapid Deployment Automation

Overview

         Our  vision of  making  automation  easy to  install  is  called  Rapid
Deployment  Automation.  We have  developed a product  strategy to enable  Rapid
Deployment Automation. This product strategy includes simulation tools to help design automation systems, application software packages which contain automation process knowledge, very powerful software and hardware for real-time motion control and integrated sensing, and a family of mechanisms for different applications.

                 [Chart illustrating our technology with respect
                      to the four levels of RDA Approach]

Mechanical Components

         We provide a large number of automation mechanisms to address different application needs. All of these mechanisms are controlled by the software and hardware control architecture described below. This broad product line of mechanisms allows system integrators and end users to develop automation solutions for many industries and applications.

Robot Mechanisms

         We offer two floor standing Selective Compliance Assembly Robot Arm, or SCARA, style robot mechanisms called the AdeptOne-XL and the AdeptThree-XL, as well as two table top robot mechanisms called the Adept Cobra 600 and 800, all of which are designed for assembly and material handling tasks. The links and joints of a SCARA robot are somewhat analogous to the shoulder, elbow and wrist of a human. This configuration is well suited to a large number of assembly and material handling tasks. Of the floor standing models, the AdeptOne-XL is the faster model, while the Adept Three-XL offers a larger work envelope and handles a larger payload. Each of these robots uses direct-drive motor technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot's product life, reliability and accuracy. The Adept Cobra series robots are light-duty SCARA mechanisms that can be table mounted and offer an efficient work envelope when space is limited.

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

         During fiscal 2000, we introduced SmartModules, which is a new family of precision linear modules utilizing Adept SmartAmps. Adept SmartAmps utilize the industry standard IEEE 1394 Firewire protocol to multiplex motion control signals, video signals from cameras, and I/O signals over a single high-speed cable. Adept SmartModules reduce the amount of cabling required in a workcell, and also reduce costs, installation time and the module's footprint. SmartModules also come in single-axis standalone versions, which can operate without any additional controller, saving cost and space for simple applications.

         We also offer a line of flat panel and semiconductor wafer handling robots. The mechanisms are sourced from Samsung Corporation. The AdeptAtlas series is designed for flat panel display transfer applications and consists of two models: the Adept Atlas 720S (single arm) and 720D (dual arm) are designed to handle large-scale substrates up to 600 by 720 mm. The AdeptVicron series is designed for semiconductor wafer handling applications and consists of two models: the AdeptVicron 300S (single arm) and 300D (dual arm) models handle up to 300mm wafers.

High Precision Microstages

         With the acquisition of NanoMotion in the fourth quarter of fiscal 2000, we gained the ability to design and manufacture advanced nanometer and sub-nanometer positioning and alignment systems. Recently the NanoLine L3 series of precision microstages was introduced for applications in fiber optic assembly, and other high precision applications. These devices increase the resolution of our mechanisms by a factor of 1000, from 25 microns for our standard robots to 25 nanometers for our standard microstages. Unlike many microstages which were developed for a relatively benign laboratory environment, these are rugged, production-ready devices intended for integration into continuous production factory environments.

         Versions of these microstages are under development for fiber optic component assembly, fiber alignment, laser welding, and semiconductor OEM applications.

Vision-Based Flexible Feeder

         Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. We recently developed the Adept Flex Feeder 250 that can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the workcell or production line. The Adept Flex Feeder 250 integrates machine vision, software and motion control technology with a simple mechanical device for separating parts from bulk. The Adept Flex Feeder 250 recirculates the parts and separates them, relying on vision to identify individual parts.

Environmental Control Products

         We offer both standard and customized products for contamination control in both mini and micro environments, Standard Mechanical Interfaces, or SMIF, and Front Opening Unified Pods, or FOUP openers, and integration and front end wafer handling solutions for both semiconductor OEMs and end users.

         The Adept Flexible Front End Systems, including the Adept FFE 200 and the Adept FFE 300, combine wafer sorting and SMIF load functions into one compact tool integrated front-end system; reducing cycle times, process complexity and cost. The Adept FFE 200/300 units combine wafer value added operations such as wafer orientation, optical character reader, or OCR, sort and merge into a compact front-end system, eliminating the need for wafer sorters in the factory.

Real Time Control Products

Machine Control Software

         Our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This automation programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

         V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner, which compute the path of the robot's tool in real-time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports a variety of standard communication protocols. In addition, this software includes a multitasking, multiprocessor, time-sliced, deterministic, real-time operating system. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. The development environment for V+ is Windows 95, 98 and NT based and allows the customer to utilize industry standard personal computers.

Servo software

         The most basic level of our software architecture is the servo software which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to provide closed-loop control for our robots as well as other vendors' robots. The servo software layer includes algorithms for adaptive feed-forward control, direct-drive motor control, force control, position control and a number of safety and diagnostic features.

Guidance and Inspection Vision Products

         AdeptVision is a line of machine vision products that are used for robot guidance and inspection applications. For the guidance applications, AdeptVision is added into the controller by inserting a printed circuit board and enabling the vision system software. For inspection applications such as gauging and dimensioning, the AdeptVision product is sold as an integrated inspection vision system comprised of a controller with the vision board and software.

         AdeptVision quickly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees, as compared with other solutions which simply locate translated images with very limited rotation. The ability to precisely locate random parts and guide the robot in a closed loop fashion is critical for precision processes such as the assembly of electronic or fiber optic components. Our machine vision software can also measure part dimensions for inspection purposes. Machine vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be fixed in the workcell or attached to a robot.

         With the addition of HexaVision products, we now offer a shrink-wrapped library of machine vision software tools for OEM's. These tools run directly in a PC environment or can be adapted to run on OEM's custom vision hardware.

Machine Controllers

         Our controller products are currently based on the VME bus architecture standard, but are migrating to a distributed control architecture which depends on high-speed networks such as Firewire (IEEE 1394), Ethernet, and DeviceNet, to link processors and sensors which may be distributed around a workcell. A large array of controller configurations are possible depending on the features selected by the customer. Our VME controllers are configured in four, five, or ten slot chassis. All controllers include a system processor module. Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision, graphical user interface capability and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems. The heart of our machine controllers is the AdeptWindows Controller board, or AWC, a single slot central processing unit board based on Motorola 68040/060 processors. All AWC boards include solid-state, mass storage, direct ethernet connectivity, DeviceNet fieldbus connectivity and international safety circuitry.

         Our AWC controller offers plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using Windows 95, 98 and NT operating systems. This open architecture product allows customers to combine the features of our AIM and V+ software products with other personal computer-based software products using industry standard software tools such as Active X, Visual Basic, and Visual C++. Finally, all of our controller products support the same Windows NT-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

         The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market, including: special ASICs for controlling direct-drive motors, reading encoders and controlling power up sequencing of complex high power systems; safety circuits that meet domestic and international specifications; technology to protect the controller from voltage spikes, electrical noise and power brownouts; high wattage (6000 watt) switching power amplifiers; and networking circuitry for local area network and field buses.

 Process Knowledge Products

         Our AIM software simplifies the integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users lacking advanced programming expertise to use this embedded knowledge to accomplish a specific task.

         AIM simplifies the implementation of intelligent automation work cells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task-level statements with a high performance, real-time database and a structure for representing process knowledge.

         The AIM task level statements allow the developer to specify at a very high level what operations the workcell is to perform, such as "insert a component into a socket using vision to correct for part irregularities." This command is automatically coupled with data contained in the real-time database that specifies the physical aspects of the workcell, such as the location of a part. The information contained in the databases can be created or downloaded from a computer or simulation system at any time. Finally, the AIM system automatically invokes the routines that contain the process knowledge and dictate how the specified operation will be performed. In this way, an AIM workcell can be "programmed" by a person who understands as few as ten process actions rather than hundreds of programming instructions or thousands of lines of conventional code.

         We sell several application specific versions of AIM, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, and VisionWare, which simplifies the use of vision in both guidance and inspection applications, as well as other packages which address dispensing, packaging, flexible part feeding, and semiconductor wafer handling. In addition, end users and system integrators, many of whom have developed their own AIM application-specific packages, can add process knowledge. AIM can be accessed via the Windows 95, 98 and NT enviroments. AIM programs are written in the V+ language.

System Design Software

         Adept provides simulation tools to help system integrators and end users both design automation systems and evaluate product designs for ease of manufacture. These tools are developed by our SILMA division, a developer of simulation software. SILMA's products allow machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them, known as kinematic models, are generated automatically. Dynamics of mechanisms can also be modeled, which enables machine cycle times to be accurately predicted. SILMA products can either create new computer aided design,or CAD, geometry for simulations, import CAD models from standard libraries of machines and peripheral devices, or import models directly from common CAD systems. SILMA products are available on both PC and several workstation platforms.

         SILMA's newest product, Production PILOT, consists of three modules for assembly automation process design, simulation, and analysis, built into an easy-to-use, yet powerful, 3-D graphical simulation environment.

         PILOT Yield allows assembly sequences to be analyzed for interferences and to be scored for ease of automation. On April 17, 2000, we announced an agreement with Sony Corporation to embed their design for assembly/disassembly capability, or DAC, product in PILOT Yield. DAC is an assembly/disassembly and cost-effectiveness rating methodology or scoring system used by designers to measure and analyze the effectiveness of their factory assembly designs. It includes a scoring system that rates product designs for ease of assembly.

         PILOT Cell supercedes an earlier SILMA product called AdeptRapid. This module allows the detailed animation of a workcell, checks for collisions, and predicts actual production cycle times to an accuracy better than 5%. End user programs can be developed at a high level of abstraction in PILOT Cell using our AIM software and later optimized at a detailed level using Adept Digital Workcell.

         PILOT Line allows multiple cells on an assembly line to be linked together and provides discrete event simulation tools for analyzing how material flows through the line based on the cycle times of individual workcells. This allows production lines to be balanced to optimize throughput and eliminate bottlenecks. We have found that balancing lines which have not been optimized can increase throughput by 20% to 30%, increasing return on investment by this amount.

         The CimStation Inspection product simulates the operation of Coordinate Measurement Machines, or CMM, and generates programs that would be tedious to program manually given the complex inspection tasks CMMs perform.

         Adept Digital Workcell allows engineers to program a workcell with actual production software without the physical robot or cell hardware. Adept Digital Workcell increases productivity by allowing the user to anticipate cycle times, program logic errors, location errors, collision errors and motor saturation errors far earlier in the development process. In addition, Adept Digital Workcell allows users to quickly generate alternative conceptual layouts and cycletime estimates for project proposals.

Platforms

         In response to end customer and integrator needs, we acquired Pensar in the fourth quarter of fiscal 2000. We believe Pensar's experience in delivering standard high precision automated platforms, combined with our automation component products, we can deliver a more unified offering in selected markets. We currently are developing manufacturing automation platforms for the semiconductor and photonics markets. In the photonics/fiber optic assembly market we are in the process of building a unified product, consisting of SmartModules, MV Controller, AdeptVision VXL, Adept Nanostages, a machine base and AIM software. We also are pursuing a similar strategy in the semiconductor front-end market, where we are combining robots, SMIF's, contamination control, machine vision and control software into a standard wafer handling platform.

         OEMs, integrators, end users, and as well as ourselves can then quickly configure these standard platforms to add specific manufacturing processes. Platform products represent a further extension of our Rapid Deployment Automation strategy. For industries where high volumes of a similar basic machine are needed, an integrated platform eliminates the time and cost of designing equipment frames, assembling control and mechanism products, and developing generic control software.

Customers and Applications

         We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the electronics, communications, semiconductor, automotive components, appliances, pharmaceutical, food processing and fiber optics industries. These companies use our products to perform a wide variety of functions in assembly, material handling and precision process applications, including mechanical assembly, printed circuit board assembly, dispensing and inspection. No customer accounted for more than 10% of our revenues in any of the past three years.

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

         Direct Sales Force. We employ a direct sales force which directs its sales efforts to end users to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses specific expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force works closely with system integrators and OEMs to integrate our product line into their systems, provide sales leads to certain system integrators and obtain intelligent automation system quotes from system integrators for end users. As of June 30, 2000, our North American sales organization included approximately 26 individuals. We have four North American sales and customer support offices located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; and Cincinnati, Ohio. As of June 30, 2000, our international sales organization included approximately 11 persons covering Europe, Singapore, and South Korea. We have eight international sales and customer support offices located in Europe and the Pacific Rim.

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

         Marketing. Our marketing organization, which consisted of 46 persons as of June 30, 2000, supports our system integrators, direct sales force and OEM customers in a variety of ways. Our product management group works with end users, system integrators, corporate integrators and our sales engineers to continually gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. Our marketing programs group generates and qualifies new business through industrial trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry periodicals. This marketing team is responsible for tracking customers and prospects through our marketing database. Our marketing group also publishes a document called the MV Partner catalog, which lists software and hardware components that we have certified as compatible with our product line. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, and we view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.

Backlog

         Our product backlog at June 30, 2000 was approximately $20.9 million, as compared with approximately $21.2 million at June 30, 1999.

         Our  business  is   characterized  by  short-term  order  and  shipment
schedules. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future. Backlog should not be relied on as a measure of anticipated activity or future revenues because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the section titled "Factors Affecting Future Operating Results."

Services and Support

         Our service and support organization, which consisted of approximately 99 full-time employees as of June 30, 2000, is designed to support the customer from the design of the automation line through ongoing support of the installed system. This organization included approximately 51 RDA and application engineers/programmers based in a number of our sales offices in the U.S., Europe and Asia. This team is experienced in applying our product line to solve a wide array of application issues and operates toll-free telephone support lines to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

         We also maintain a team of instructors, consisting of eight instructors as of June 30, 2000, who develop training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

         Our field service organization, which consisted of 53 persons as of June 30, 2000, is based in eight service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy; Kobe, Japan; Seoul, South Korea and Singapore. In addition, we have service resources located inside some key customers' facilities. Our field-based service engineers maintain and repair our products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades, and preventative maintenance.

Research and Development

         Our research and development efforts are focused on the design of intelligent automation products, which address the challenges of designing, implementing, installing, operating and modifying automated production lines. We intend to focus our research and development efforts on the development of an integrated product line which further implements our RDA approach and which reduces cost, enhances performance and improves ease of use.

         We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2000, we had 114 persons, including 11 temporary or contract personnel, engaged in research, development and engineering. Our research, development and engineering expenses were approximately $14.6 million for 2000, $11.6 million for 1999 and $11.8 million for 1998 and represented 14.7% of net revenues for 2000, 13.3% for 1999 and 11.2% for 1998.

Manufacturing

         Our manufacturing activities include the assembly, testing and configuration of our products. We believe that by performing these operations, we can better ensure the quality and performance of our products. We outsource low value-added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. We also outsource some robot mechanisms. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products which are tested again before shipment to the customer. This strategy enables us to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

         Our manufacturing organization has expertise in mechanical, electrical, and software assembly and testing. Because outstanding quality and reliability over the life of our products are key to customer satisfaction and customers' repeat purchases of automation products, we believe our quality plans and organization are a key part of our business strategy. Our manufacturing engineering organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing work force and monitored to assure compliance. In addition, our manufacturing organization works closely with vendors to develop instructions and to remedy quality problems if they arise.

         In February 2000, we were awarded ISO 9002 certification for our corporate San Jose location from TUV Rheinland of North America, Inc. The ISO 9000 series standards are internationally recognized quality management standards developed by the International Organization for Standardization (ISO). ISO 9002 registration focuses on quality system requirements for a company's production, delivery and servicing of products and services around the world.

Competition

         The market for intelligent automation products is highly competitive. We compete with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. Some of these large manufacturing companies have greater flexibility in pricing than we have because they generate substantial unit volumes of robots for internal demand. They may have access through their parent companies to large sources of capital. Any of our competitors may seek to expand their presence in other markets in which we compete. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines.

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

         Our principal competition in the semiconductor atmospheric wafer handling and contamination control market comes from Asyst Technologies, Inc. The majority of Asyst's revenue comes from adaptive SMIF devices sold to end users. They have been the leader in SMIF and isolation technology in the semiconductor industry. Additional competitors in the semiconductor robot market are Brooks Automation, Inc. and Equipe, a division of PRI Automation, Inc.

         Our principal competitors in the market for motion control systems include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, our competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics, Inc., a subsidiary of Dassault Systemes. In the machine vision market, we face competition from Cognex Corporation, and Robotic Vision Systems Inc.

ITEM 2.  PROPERTIES

         Our headquarters and principal research and development and manufacturing facilities are located in a 92,000 square foot building we lease in San Jose, California. The lease expires in December 2003 and provides for annual lease payments of approximately $1.2 million in calendar year 2000 and $2.0 million in calendar year 2001. We lease an additional 31,000 square feet in an adjacent building in San Jose for our SILMA division. The lease expires in December 2003 and provides for annual lease payments of approximately $320,000 in calendar year 2000 and $224,000 in calendar year 2001. We lease a 12,000 square foot facility in Santa Barbara, California for our NanoMotion operations, which commenced on June 1, 2000. The lease expires in June 2004 and provides for annual lease payments of approximately $121,000 in calendar year 2000 and $211,000 in calendar year 2001. We lease a 17,000 square foot facility in Tucson, Arizona, which commenced in April 28, 2000. The lease expires in April 2005 and provides for annual lease payments of approximately $93,000 in calendar year 2000. We lease a 5,000 square foot facility in City of Industry, California at which our software development group is based. The lease expires in September 2001 and provides for annual lease payments of approximately $115,000 in calendar year 2000 and $89,000 in calendar year 2001. We also lease a facility in Livermore, California consisting of 13,000 square feet that houses certain research and development activities and exercised our option to lease an additional 13,000 square feet adjacent to the current facility in January 2000. This lease expires in October 2003 and provides for annual lease payments of approximately $290,000 in calendar year 2000 and $306,000 in calendar year 2001. We also lease facilities for sales and customer training in Southbury, Connecticut; Southfield, Michigan; Cincinnati, Ohio; Massy, France; Dortmund and Munich, Germany; Arezzo, Italy; Kobe, Japan (through our joint venture); Kenilworth, the United Kingdom; Seoul, South Korea; and Singapore.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. Management has reviewed pending legal matters and believes that the resolution of such matters will not have a material adverse effect on our business, financial condition, or results of operations.

         Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified us that they may seek indemnification from us for any damages or expenses resulting from this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Adept's executive officers are:

                  Name   Age                           Position
                  ----   ---                           --------

Brian R. Carlisle....... 49  Chairman of the Board of Directors and Chief
                             Executive Officer
Bruce E. Shimano........ 51  Vice President, Research and Development, Secretary
                                      and Director
Marcy R. Alstott........ 43  Vice President, Operations
Richard J. Casler, Jr... 48  Vice President, Engineering
Michael W. Overby....... 43  Vice President, Finance and Chief Financial Officer

         Brian R. Carlisle has served as Adept's Chief Executive Officer and Chairman of the Board of Directors since he co-founded Adept in June 1983. From June 1980 to June 1983, he served as General Manager of the West Coast Division of Unimation, Inc., where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received B.S. and M.S. degrees in Mechanical Engineering from Stanford University.

         Bruce E. Shimano has served as our Vice President, Research and Development, Secretary and a director since he co-founded Adept in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from Stanford University.

         Marcy R. Alstott joined Adept in March 1998 as Vice President of Operations. From August 1995 to March 1998, Ms. Alstott served as Program Director responsible for switching product development at 3Com Corporation, a networking company. Ms. Alstott has a B.S. in Mechanical Engineering from Purdue University, an M.S. in Mechanical Engineering from Stanford University and an M.B.A. from the University of Santa Clara.

         Richard J. Casler, Jr. has served as our Vice President of Engineering since April 1993 and from October 1992 to March 1993 served as our Director of Robot Interface Development. In October 1986, Mr. Casler co-founded Genesis Automation, Inc., a developer of robots and automation for the service industry, and served as its president until October 1992. Mr. Casler received B.S. and M.S. degrees in Mechanical Engineering from the Massachusetts Institute of Technology.

         Michael W. Overby has served as Adept's Vice President of Finance and Chief Financial Officer since March 2000. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller at Adept. Prior to joining Adept, Mr. Overby was the financial executive for DG Systems, a leading provider of digital distribution services to the broadcast advertising industry. From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Inprise Corporation formerly Borland, a public software company. Mr. Overby holds a B.S. in business administration from California Polytechnic State University and is a Certified Public Accountant.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Stock and Related Shareholder Matters

         Our common stock is traded on the Nasdaq National Market under the symbol "ADTK". The following table reflects the range of high and low sale prices as reported on the Nasdaq National Market for the quarters identified below:
                                               Three Months Ended

         Jun. 30,    Mar. 31,     Dec. 31,    Sep. 30,    Jun. 30,     Mar. 31,    Dec. 31,    Sep. 30,
           2000        2000         1999        1999        1999         1999        1998        1998
           ----        ----         ----        ----        ----         ----        ----        ----
High    $ 47.50     $ 16.69       $ 7.97     $ 11.25     $ 10.50       $ 8.50      $ 8.50      $ 8.00
Low     $  8.75     $  6.00       $ 5.44     $  6.13     $  6.00       $ 6.00      $ 4.25      $ 4.75

         At June 30, 2000, there were approximately 316 shareholders of record.

         To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         On April 28, 2000, we completed the acquisition of Pensar Tucson, Inc., an Arizona corporation, in a stock for stock transaction. In connection with the acquisition, we issued 100,000 shares of our common stock to the shareholders of Pensar valued at $11.75 per share which was the fair market value of our common stock at April 28, 2000. In addition, we paid $3,000,000 in cash, resulting in a total purchase price of $4.2 million. The shares were issued pursuant to exemptions by reason of Section 4 (2) of the Securities Act of 1933. These sales were made in private transactions without general solicitation or advertising.

         On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation, in a stock for stock transaction. In connection with the acquisition, we issued 600,000 shares of our common stock to the shareholders of NanoMotion valued at $21 per share which was the fair market value of our common stock at May 31, 2000. The shares were issued pursuant to exemptions by reason of Section 4 (2) of, and Regulation D of the Securities Act of 1933. These sales were made in private transactions without general solicitation or advertising.

ITEM 6.  SELECTED FINANCIAL DATA

         The following  selected  financial  data should be read in  conjunction with the Consolidated  Financial  Statements and Notes thereto and "Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operations"
included  in  this  Form  10-K.  The  historical  results  are  not  necessarily indicative of future results.  On July 16, 1999, we completed the acquisition of
BYE/Oasis Engineering,  Inc. in a pooling of interests transaction. The selected financial  data  prior  to June  30,  2000  has been  restated  to  include  the historical  results of  BYE/Oasis  Engineering,  Inc.  Fiscal 2000  results also include  the  financial  results of Pensar and  NanoMotion  subsequent  to their acquisitions on April 28, 2000 and May 31, 2000, respectively.
 (in thousands, except per share data)                                      Years Ended June 30,
                                                            -----------------------------------------------------
                                                               2000       1999       1998       1997       1996
                                                            -----------------------------------------------------
Results of Operations:

Net revenues                                                $ 99,212    $ 87,374   $105,440   $ 88,511   $ 85,098
Cost of revenues                                              56,173      47,902     60,841     52,017     48,938
                                                            --------    --------   --------   --------   --------
    Gross margin                                              43,039      39,472     44,599     36,494     36,160
                                                            --------    --------   --------   --------   --------
Operating expenses:
    Research, development and engineering                     14,629      11,591     11,844      9,738      8,495
    Selling, general and administrative                       29,503      24,676     26,890     22,758     20,821
    Merger-related charges (1)                                   988        --         --         --         --
    Restructuring and other non-recurring charges                --         --        2,756       --         --
    Amortization of goodwill and other intangibles               685        --         --         --         --
                                                            --------    --------   --------   --------   --------
Total operating expenses                                      45,805      36,267     41,490     32,496     29,316
                                                            --------    --------   --------   --------   --------
Operating income (loss)                                       (2,766)      3,205      3,109      3,998      6,844
Interest income, net                                             746         926        971        693        490
                                                            --------    --------   --------   --------   --------
Income (loss) before provision for (benefit from)  income     (2,020)      4,131      4,080      4,691      7,344
taxes

Provision for (benefit from) income taxes                       (593)      1,620      1,819      1,534      1,304
                                                            --------    --------   --------   --------   --------
Net income (loss)                                           $ (1,427)   $  2,511   $  2,261   $  3,157   $  6,030
                                                            ========    ========   ========   ========   ========


Net income (loss) per share:(2)
    Basic                                                   $  (0.15)   $   0.27   $   0.25   $   0.36   $   0.79
                                                            ========    ========   ========   ========   ========
    Diluted                                                 $  (0.15)   $   0.26   $   0.23   $   0.34   $   0.72
                                                            ========    ========   ========   ========   ========

Number of shares used in computing per share amounts:(2)
    Basic                                                      9,774       9,302      9,154      8,739      7,659
                                                            ========    ========   ========   ========   ========
    Diluted                                                    9,774       9,484      9,689      9,159      8,404
                                                            ========    ========   ========   ========   ========


(in thousands)                                                                   As of June 30,
                                                            -----------------------------------------------------
                                                              2000        1999       1998       1997       1996
                                                            --------    --------   --------   --------   --------
Balance Sheet Data:

Cash, cash equivalents and short-term investments           $ 20,437    $ 27,016   $ 20,939   $ 18,642   $ 11,141
                                                            ========    ========   ========   ========   ========
Working capital                                               46,593      47,614     45,928     39,703     35,477
                                                            ========    ========   ========   ========   ========
Total assets                                                  93,523      71,677     70,310     61,480     57,599
                                                            ========    ========   ========   ========   ========
Long-term liabilities                                          1,222        --           78        109         79
                                                            ========    ========   ========   ========   ========
Total shareholders' equity                                    70,728      55,186     53,399     48,114     43,225
                                                            ========    ========   ========   ========   ========

---------------------
(1)      In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.

(2)  See Notes 1 and 8 of Notes to Consolidated Financial Statements for a discussion of the computation of net
     (loss) income per share.

                                       15

Quarterly Results of Operations (Unaudited)

     We operate and report financial results ending on the last Saturday of a 13 week period for each of our first three  fiscal  quarters and at June 30 for our fiscal year end. For  convenience,  we have  indicated in this annual  report on
Form 10K our fiscal quarters end on March 31, December 31 and September 30.
                                                                                 Three  Months Ended, (1)
                                                  --------------------------------------------------------------------------------
                                                  Jun. 30,  Mar. 31,  Dec. 31,  Sep. 30,  Jun. 30,  Mar. 31,   Dec. 31,   Sep. 30,
                                                    2000      2000      1999      1999      1999      1999       1998       1998
                                                  --------  --------  --------  --------  --------  --------   --------   --------
(in thousands, except per share data)
Net revenues .................................... $ 28,058  $ 26,253  $ 24,267  $ 20,634  $ 24,283  $ 21,590   $ 20,508   $ 20,993
Cost of revenues ................................   15,389    14,327    13,710    12,747    13,273    11,603     11,083     11,943
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Gross margin ....................................   12,669    11,926    10,557     7,887    11,010     9,987      9,425      9,050
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Operating expenses:
   Research, development and engineering ........    4,346     3,708     3,116     3,459     3,284     2,937      2,786      2,584
   Selling, general and administrative ..........    7,405     7,450     7,391     7,257     6,815     6,120      5,680      6,061
   Merger-related charges (2) ...................     --        --        --         988      --        --         --         --
   Amortization of goodwill and other
     intangibles ................................      685      --        --        --        --        --         --         --
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Total operating expenses ........................   12,436    11,158    10,507    11,704    10,099     9,057      8,466      8,645
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Operating income (loss) .........................      233       768        50    (3,817)      911       930        959        405
Interest income, net ............................      115        80       242       309       268       230        224        204
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Income (loss) before provision for income taxes .      348       848       292    (3,508)    1,179     1,160      1,183        609
Provision for (benefit from) income taxes .......       98       254       117    (1,062)      506       476        437        201
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Net income (loss) ............................... $    250  $    594  $    175  $ (2,446) $    673  $    684   $    746   $    408
                                                  ========  ========  ========  ========  ========  ========   ========   ========
Net income (loss) per share:
   Basic ........................................ $    .02  $    .06  $    .02  $   (.26) $    .07  $    .07   $    .08   $     04
                                                  ========  ========  ========  ========  ========  ========   ========   ========
   Diluted ...................................... $    .02  $    .06  $    .02  $   (.26) $    .07  $    .07   $    .08   $    .04
                                                  ========  ========  ========  ========  ========  ========   ========   ========
Number of shares used in computing
    per share amounts:
   Basic ........................................   10,677     9,788     9,583     9,491     9,352     9,230      9,266      9,360
                                                  ========  ========  ========  ========  ========  ========   ========   ========
   Diluted ......................................   11,395    10,460     9,752     9,491     9,594     9,438      9,421      9,484
                                                  ========  ========  ========  ========  ========  ========   ========   ========
As a percentage of net revenues:
Net revenues ....................................    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%     100.0%     100.0%
Cost of revenues ................................     54.8      54.6      56.5      61.8      54.7      53.7       54.0       56.9
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Gross margin ....................................     45.2      45.4      43.5      38.2      45.3      46.3       46.0       43.1
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Operating expenses:
   Research, development and engineering ........     15.5      14.1      12.8      16.7      13.5      13.6       13.6       12.3
   Selling, general and administrative ..........     26.4      28.4      30.5      35.2      28.1      28.4       27.7       28.9
   Merger-related charges (2) ...................    --        --        --          4.8     --        --         --         --
   Amortization of goodwill and other intangibles      2.5     --        --        --        --        --         --         --
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Total operating expenses ........................     44.4      42.5      43.3      56.7      41.6      42.0       41.3       41.2
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Operating income (loss) .........................       .8       2.9        .2     (18.5)      3.8       4.3        4.7        1.9
Interest income, net ............................       .4        .3       1.0       1.5       1.1       1.1        1.1        1.0
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Income (loss) before provision for income taxes .      1.2       3.2       1.2     (17.0)      4.9       5.4        5.8        2.9
Provision for (benefit from) income taxes .......       .3        .9        .5      (5.1)      2.1       2.2        2.1        1.0
                                                  --------  --------  --------  --------  --------  --------   --------   --------
Net income (loss) ...............................       .9%      2.3%       .7%    (11.9)%     2.8%      3.2%       3.7%       1.9%
                                                  ========  ========  ========  ========  ========  ========   ========   ========


(1) Amounts for the fiscal quarters ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 have been restated to reflect the acquisition of BYE/OASIS which was accounted for as a pooling of interests.

(2) In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We provide intelligent production automation solutions to our customers in many industries including the semiconductor, communications, photonics, food, automotive, life sciences and electronics industries. We utilize our comprehensive portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation, or RDA, that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include simulation software, machine vision systems, machine controllers for robot mechanisms and other flexible automation equipment, and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Most recently, we announced a new line of robots expressly designed for use in the semiconductor fabrication industry. We have also expanded our channel of system integrators and our international sales and marketing operations. As a result of these developments, the nature and composition of our revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues in recent periods, and international sales comprise approximately between 30%-40% of revenues on any given quarter. We expect that this trend will continue.

         We market and sell our products worldwide through more than 300 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the electronics, communications, semiconductor, appliances, pharmaceutical, food processing and automotive components industries. Due to a worldwide slowdown in disk drive markets and to a lesser extent the communications and semiconductor markets, our net revenues have declined in four of the last six fiscal quarters. For example, our net revenues decreased as a result of reduced product bookings in each of the three previous fiscal quarters ending March 1999. In addition, during the fiscal quarter ending September fiscal 2000 our revenue declined for similar reasons. As a whole, our revenues were adversely affected by a decline in orders from customers primarily in the disk-drive industry during fiscal 2000 and fiscal 1999 and to a lesser extent the communications markets in fiscal 1999. Although our revenues increased in the last quarter of fisca1 2000, this increase may not be indicative of increased future revenues or a sustainable recovery in our product markets.

         This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2000, referred to as fiscal 2000, 1999, and 1998. Unless otherwise indicated, references to any year in this Management's Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

         During the three-year period ended June 30, 2000, Adept acquired four companies, as described below. Adept's acquisitions of NanoMotion and Pensar completed during 2000 have been accounted for as purchases, with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The Company's mergers with BYE/OASIS in 1999 and RoboElektronik in 1998 have been accounted for as a pooling of interests.

NanoMotion

         On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion is a manufacturer of ultra-high precision positioning and alignment stages and devices. In connection with the acquisition, we issued 600,000 shares of our common stock to the shareholders of NanoMotion valued at $21 per share, which was the fair market value of our common stock at May 31, 2000.

Pensar

         On April 28, 2000, we completed the acquisition of Pensar Tucson, Inc., an Arizona corporation. Pensar is a precision automation integrator of standard work cells. In connection with the acquisition, we issued 100,000 shares of our common stock to the shareholders of Pensar valued at $11.75 per share, which was the fair market value of our common stock at April 28, 2000. In addition, we paid $3,000,000 in cash, resulting in a total purchase price of $4.2 million.

BYE/OASIS

         On July 16, 1999, we completed the acquisition of BYE/OASIS Engineering Inc., a Texas corporation. BYE/OASIS is a manufacturer of mini-environment systems and SMIF for the microelectronics industry. In connection with the acquisition, we issued 720,008 shares of our common stock to the shareholders of BYE/OASIS. In addition, we assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of our common stock. The acquisition constituted a tax-free reorganization under
Section 368(a) of the Internal Revenue Code of 1986. The acquisition was accounted for using the pooling of interests method, and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS. Prior to the merger, BYE/OASIS's fiscal year ended on September 30. In recording the business combination, BYE/OASIS's prior period financial statements have been restated to conform to our fiscal year. Prior to the merger, BYE/OASIS's fiscal year ended on September 30. BYE/OASIS's prior period financial statements have been restated to conform to Adept's year-end.

RoboElektronik

         On February 13, 1998, we completed the acquisition of RoboElektronik GmbH ("RoboElektronik") through the issuance of 24,562 shares of the Company's common stock, which were exchanged for all of the outstanding capital stock of RoboElektronik. RoboElektronik GmbH was renamed Adept Technology, GmbH on June 26, 1998. The results of operations of RoboElektronik have been consolidated with Adept's financial statements since the acquisition.

Results of Operations

Comparison of 2000  to 1999

         Net Revenues. Our net revenues increased by 13.5% to $99.2 million in 2000 from $87.4 million in 1999. The increase in net revenues for 2000 over 1999 was primarily due to strong demand in the semiconductor and electronic industries. Although we experienced some improvement in our targeted markets in fiscal 2000, we cannot predict if this improvement will continue in the market we currently serve. International sales, including sales to Canada and export sales, were $44.9 million or 45.2% of net revenues in 2000 as compared with $41.2 million, or 47.2% of net revenues, in 1999. International revenue as a percentage of total net revenues decreased due to the addition of our semiconductor business whose revenue was derived primarily from domestic sources in 2000. Domestic semiconductor revenue was greater than our international semiconductor revenue causing the total international revenue as a percent of total revenue to decline.

         Gross Margin. Gross margin as a percentage of net revenue was 43.4% in 2000 compared to 45.2% in 1999. The decrease in gross margin percentage was primarily attributable to the increase in operational and manufacturing overhead expenses related to supplier changes during the first quarter of fiscal 2000 and general increases in component costs. We expect to continue to experience fluctuations in our gross margin percentage due to changes in availability of components, changes in product configuration and changes in sales mix.

         Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 26.2% to $14.6 million, or 14.7% of net revenues in 2000, from $11.6 million, or 13.3% of net revenues in 1999. The absolute dollar increase in expenses in 2000 was primarily due to increases in payroll and related expenses of $2.0 million, increases in project and operating expenses which were $1.1 million, partially offset by decreased spending in outside services. Research, development and engineering expenses in 2000 were partially offset by approximately $309,000 of third party development funding as compared with $681,000 of third party development funding in 1999. We expect to continue to receive third party development funding from the federal government as well as other third parties during 2001 but anticipate a decrease in this funding as compared to funding received in 2000. There can be no assurance that any funds budgeted by the government or other third parties for our development projects will not be curtailed or eliminated at any time.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.7% to $29.5 million or 29.7% of net revenues in 2000 from $24.7 million or 28.2% of net revenues in 1999. The increased level of spending was primarily attributable to increases in corporate administration expenses of $1.6 million related to the opening of new sales offices, increases in payroll and related expenses of $4.0 million due to increased headcount from acquisition activity, and increases in travel expenses of $446,000 associated with increased sales activity. The increases were partially offset by decreased spending in outside services of $162,000, and reduced spending in project supplies.

         Merger Related Charges. Merger related charges were $988,000 in 2000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Merger related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000 and other non-recurring expenses relating to the acquisition were $235,000.

         Interest Income, Net. Interest income, net in 2000 was $746,000 compared to $926,000 in 1999. The decrease was primarily as a result of a lower interest yield rate on investments in 2000 compared to 1999.

         Provision for (benefit from) Income Taxes. Our effective tax rate for 2000 was 29% as compared to 39% for 1999. Our tax rate for 2000 differs from the federal statutory income tax rate of 34% primarily due to the utilization of foreign tax and other federal and state credits in 2000. In 1999, our tax rate differed from the federal statutory rate of 34% primarily due to future foreign losses not utilized for U.S. federal and state tax purposes and foreign taxes, partially offset by the benefits of federal and state tax credits.

         Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. We recognized losses of $50,000 for the year ended June 30, 2000.

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

Comparison of 1999 to 1998

         Net Revenues. Our net revenues decreased by 17.1% to $87.4 million in 1999 from $105.4 million in 1998. The decrease in net revenues for 1999 over 1998 was primarily due to decreased product sales, including robot and motion controller sales, decreased service and upgrade revenues, offset in part by increased software revenue, primarily from our SILMA products. Revenue growth slowed substantially starting in the second half of 1998 as a result of lower sales to the customers in the computer disk-drive, communications, semiconductor and electronics industries. Additionally, while our direct sales into the Asia-Pacific region have been relatively insignificant to date, the widely reported economic instability in that region has affected certain domestic and OEM customers who have experienced a decline in their Asia-Pacific revenues. The revenue decline continued into fiscal 1999 and was seen throughout the markets and industries we serve. International sales, including sales to Canada and export sales, were $41.2 million, or 47.2% of net revenues, in 1999, as compared with $39.8 million, or 37.8% of net revenues, in 1998. International sales as a percentage of total net revenues increased due to the greater relative decline in our domestic sales in fiscal 1999 as compared to the prior year. Because international revenues constitute a significant portion of our net revenues, adverse economic conditions or instability in foreign markets where we operate directly can be expected to have an adverse effect on our revenues and results of operations. In addition, fluctuations in economic conditions internationally can also affect our revenues and operating results indirectly to the extent significant customers (or industry segments on which we are significantly dependent) are affected by such international fluctuations.

         Gross Margin. Gross margin as a percentage of net revenue was 45.2% in 1999 compared to 42.3% in 1998. The increase in gross margin percentage was primarily attributable to reduced sales of lower margin hardware products, and to a lesser extent, to relatively higher margin software revenue and cost reductions on our products. We expect that we will continue to experience fluctuations in gross margin percentage due to changes in our sales and product mix.

         Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 2.1% to $11.6 million or 13.3% of net revenues in 1999 from $11.8 million or 11.2% of net revenues, in 1998. The absolute dollar decrease in expenses in 1999 was primarily due to decreased project material spending, and travel expenses. Research, development and engineering expenses in 1999 were partially offset by $681,000 of third party development funding as compared with $629,000 in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 8.2% to $24.7 million, or 28.2% of net revenues, in 1999 from $26.9 million, or 25.5% of net revenues, in 1998. The decreased level of spending was primarily attributable to the closure of our Japanese office, lower compensation related expenses, including commissions of $256,000, and to a lesser extent, to lower travel expenses of $108,000, reduced foreign currency losses on balance sheet remeasurement of $230,000, partially offset by an increase in outside consulting services of $410,000. The increase in selling, general and administrative expenses as a percentage of total net revenues was due to the relative decline in the level of net revenues.

         Restructuring and Other Nonrecurring Charges. We did not incur any restructuring or other nonrecurring charges in 1999. During 1998, we recorded restructuring charges of approximately $1.0 million and other nonrecurring charges of approximately $1.7 million. The restructuring charges of $1.0 million included a write-off of certain assets and excess facilities equal to $651,000 in connection with the closing of our branch in Japan . We now operate in Japan through a joint venture in which we have a minority interest. The remaining $362,000 relates to severance for the termination of certain employees.

         The nonrecurring charges of approximately $1.7 million included $675,000 for non-cash compensation expenses related to our employee stock purchase plan (see Note 1 of Notes to Consolidated Financial Statements) and $383,000 related to the write off of certain information system hardware and software which had become obsolete. Additionally, $413,000 was related to the write off of the remaining balance of capitalized purchased software associated with the acquisition of SILMA. Due to technological changes in 1998 related to the SILMA operating platform, we determined the net realizable value of the purchased software was impaired.

         We reported the charge of $675,000 in the second quarter of fiscal 1998 for compensation expense related to the Emerging Issues Task Force ("EITF") Issue No. 97-12, "Accounting for Increased Share Authorizations in an IRS
Section 423 Employee Stock Purchase Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees" which was approved by the EITF in September 1997. This nonrecurring, non-cash charge represented the difference between 85% of the fair market value of common stock on the date of the beginning of the offering period and the fair market value of common stock on the date the shareholders approved the increase in shares authorized for issuance, multiplied by the number of shares in the 1995 Employee Stock Purchase Plan, or 1995 ESPP, that had been subscribed for purchase by employees, but not authorized by the shareholders, prior to our 1998 Annual Meeting of Shareholders. Shareholder approval was granted to make available for issuance an additional 500,000 shares under the 1995 ESPP on October 31, 1997.

         Interest Income, Net. Interest income, net in 1999 was $926,000 compared to $971,000 in 1998. The decrease was due to a higher concentration of tax advantaged investments yielding lower gross interest income.

         Provision for Income Taxes. Our effective tax rate for 1999 was 39% as compared to 45% in 1998. Our tax rates for 1999 and 1998 differed from the federal statutory rate of 34%, due to foreign losses not utilized for U.S.
federal and state tax purposes and foreign taxes, partially offset by the benefits of federal and state tax credits.

Impact of Inflation

         The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

         As of June 30, 2000, we had working capital of approximately $46.6 million, including $13.5 million in cash and cash equivalents and $7.0 million in short-term investments.

         During the year ended June 30, 2000, cash and short term investments decreased by approximately $6.6 million. These funds were primarily used to acquire Pensar and NanoMotion (see Note 2 of the Notes to Consolidated Financial Statements). Additionally, we made investments in inventories for safety stock related to components with long lead times. Generally other cash requirements during the year ended June 30, 2000 were met primarily through cash provided by investing activities and financing activities partially offset by cash used in operating activities. Specifically, cash and cash equivalents increased $1.7 million from June 30, 1999 primarily as a result of $2.7 million provided by investing activities and $2.6 million provided by financing activities offset by $3.6 million used in operations.

         Net cash used by operating activities was primarily attributable to the net loss adjusted by depreciation and amortization and the increase in inventory and accounts receivable. Cash provided by financing activities consisted of proceeds from employee stock options and stock purchase plans. Cash provided by investing activities was primarily attributable to the net sales of short term investments offset by business acquisitions and the purchase of property and equipment.

         We believe that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our working capital requirements for at least the next 12 months.

         We currently anticipate capital expenditures of approximately $15.0 million in fiscal 2001.

New Accounting Pronouncements

Staff Accounting Bulletin No. 101 - Revenue Recognition

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date. We cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued. Accordingly we are still in the process of assessing the impact of SAB 101 on our consolidated results of operations, financial position, and cash flows based upon the most current information.

Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date and we do not believe that SFAS No. 133 will have a material impact on our financial position, results of operations or cash flows.

Reclassification

         Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current presentation for 2000.

Acquisitions

         To expand our capabilities in the manufacturing and marketing of precision robotics, simulation and motion control products for production environments, automated material handling and assembly, and to strengthen our core business, we completed the following acquisitions during the three year period ended June 30, 2000:

May 31, 2000               Acquisition of NanoMotion  Incorporated,  a developer
                           and   manufacturer   of   advanced    nanometer   and
                           sub-nanometer positioning and alignment systems. We believe this acquisition will facilitate expansion of our leadership role in precision robotics by adding
                           NanoMotion's rugged, production-ready micro and nano positioning mechanisms to Adept's product offerings.

April 28, 2000             Acquisition     of    Pensar     Tucson    Inc.,    a
                           design/engineering automation company specializing in
                           advanced material handling and assembly processes. We
                           believe  this   acquisition   will  expand  our  high
                           precision and fiber optic assembly offerings.

July 16, 1999              Acquisition of BYE/OASIS Engineering Incorporated,  a
                           manufacturer   of   mini-environment/microenvironment
                           systems and SMIF interfaces for the microelectronics industry. We believe this acquisition will broaden our factory automation offerings in the wafer and microelectronic manufacturing industry experience and marketing and service infrastructure.

February 13, 1998          Acquisition   of   RoboElectronik,    an   automation
                           consulting business based in Munich, Germany. We believe this acquisition will enhance Adept's ability to provide systems integrators and OEMs throughout
                           Europe with customized consulting services.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

You should not rely on our past results to predict our future performance because our operating results fluctuate due to factors which are difficult to forecast.

         Our past revenue growth and other operating results may not be accurate indicators of our future performance. Our quarterly operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

         o        fluctuations  in  capital  spending,   cyclicality  and  other
                  economic conditions domestically and internationally in one or more industries in which we sell our products;

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

         o a change in market acceptance of our products or a shift in demand for our products;

         o        changes in the mix of sales by distribution channels;

         o        exchange rate fluctuations; and

         o        extraordinary events such as litigation or acquisitions.

         Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

         Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999 and the first quarter of fiscal 2000 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. We cannot estimate when or if a sustained revival in these key hardware markets will occur.

         We generally recognize product revenue upon shipment or, for certain international sales, upon receipt by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

         In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our operating results for the period could be materially adversely affected.

         In the event that in some future fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

Sales of our products depend on the capital spending habits of our customers, which tend to be cyclical.

         Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business.

         We sell some of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

         Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. Our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. A downturn in the semiconductor industry could therefore harm our revenues and gross margin if demand drops or average selling prices decline.

         Industry upturns have been characterized by abrupt increases in demand for semiconductor devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp-up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors.

Many of the key components and materials of our products come from single source suppliers and their procurement requires lengthy lead times.

         We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves certain significant risks including:

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

         We depend on Sanmina Corporation for the supply of our circuit boards, NSK P.P.D., Inc. for the supply of our linear modules, Yaskawa for the supply of our 6-axis robots, Samsung for the supply of semiconductor robots, Hirata
Corporation for the supply of our Adept Cobra 600 and Adept Cobra 800 robot mechanisms and ITI/Matrox for the supply of our vision boards. If any one of these significant sole or single source supplier were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of such products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future.

         Disruption or termination of our supply sources could require us to seek alternative sources of supply, and could delay our product shipments and damage relationships with current and prospective customers, any of which could have a material adverse effect on our business. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components could have a material adverse effect on our business, financial condition and results of operations.

Because our product sales are seasonal, we may not be able to maintain a steady revenue stream.

         Our product sales are seasonal. We have historically had higher bookings for our products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the event bookings for our products in the June fiscal quarter are lower than anticipated and our backlog at the end of the June fiscal quarter is insufficient to compensate for lower bookings in the September fiscal quarter, our results of operations for the September fiscal quarter and future quarters will suffer. For example, with the exception of the quarter ending March 1999, our net revenues decreased as a result of reduced product bookings in each of the two previous fiscal quarters ending December 1999. In addition, during the quarter ending September 1999 our revenue declined for similar reasons. As a whole, our revenues were adversely affected by a decline in orders from customers primarily in the disk-drive industry during fiscal 2000 and fiscal 1999 and to a lesser extent the communications markets in fiscal 1999.

         A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or of the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. If shipments of our products fail to meet forecasted levels, the increased inventory levels and increased operating expenses in anticipation of sales that do not materialize could adversely affect our business.

Orders constituting our backlog are subject to changes in delivery schedules and customer cancellations resulting in lower than expected revenues

         Backlog should not be relied on as a measure of anticipated activity or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

         Because we do not have long-term contracts with our customers, they may cease purchasing our products at any time.

         We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Because our customers are free to purchase products from our competitors, we are exposed to competitive price pressure on each order. Any reductions, cancellations or deferrals in customer orders could have a negative impact on our financial condition and results of operations.

We have begun development of intelligent automation solutions for the photonics industry, and our entry into this industry will require us to develop significant new capabilities and may not be successful.

We have begun development of intelligent automation solutions targeted at the photonics industry. We expect to devote significant financial, engineering and management resources to develop and market these solutions. Our success in the photonics industry depends upon our ability to, among other things:

o accurately determine the features and functionality that our photonics customers require or prefer;

o successfully design and implement intelligent automation solutions that include these features and functionality;

o    enter  into  agreements   with  system   integrators,   manufacturers   and
     distributors; and

o    achieve market acceptance for our photonics solutions.

Our photonics solutions may not achieve broad market acceptance for a variety of reasons including:

o photonics companies may continue their current production methods and may not adopt our intelligent automation solutions;

o photonics companies may determine that the costs and resources required to switch to our intelligent automation solutions are unacceptable to them;

o system integrators, manufacturers, and OEMs may not enter into agreements with us; and

o competition from traditional, well-established photonics manufacturing methods.

We have limited experience in developing and marketing products for the photonics industry. If we do not successfully develop and achieve market acceptance of products for the photonics industry, our ability to increase our revenue may be limited and our business and our results of operations will suffer.

We charge a fixed price for a certain products which may make us vulnerable to cost overruns.

         Our operating results fluctuate when our gross margins vary. Our gross margins vary for a number of reasons, including:

         o  the mix of products we sell;

         o  the average selling prices of products we sell;

         o the costs to manufacture, market, service and support our new products and enhancements;

         o  the costs to customize our systems; and

         o  our efforts to enter new markets.

         We charge a fixed price for certain of our products, including the products that we added as a result of our acquisition of Pensar. If the costs we incur in completing a customer order for these products exceed our expectations, we generally cannot pass those costs on to our customer.

We have significant fixed costs which are not easily reduced during a downturn.

         We continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, which could also cause fluctuations in our operating results.

If our targeted photonics market develops more slowly than we expect, our revenue will not grow as fast as anticipated, if at all.

         Segments of the photonics market that we target as an element of our growth strategy are either emerging or rapidly changing and the potential size of these market segments and the timing of their development are difficult to predict. If our targeted segments of this market develop more slowly than we expect, our ability to increase our revenue may be limited. We depend, in part, upon the broad acceptance by photonic manufacturers of our material handling and component assembly solutions, as well as our simulation software and robot vision and motion control technology.

We rely on systems integrators and OEMs to sell our products.

         We believe that our ability to sell products to system integrators and OEMs will continue to be important to our success. Our relationships with system integrators and OEMs are generally not exclusive, and some of our system integrators and OEMs may expend a significant amount of effort or give higher priority to selling products of our competitors. In the future, any of our system integrators or our OEMs may discontinue their relationships with us or form additional competing arrangements with our competitors. The loss of, or a significant reduction in revenues from, system integrators or OEMs to which we sell a significant amount of our product could negatively impact our business, financial condition or results of operations.

         As we enter new geographic and applications markets, we must locate system integrators and OEMs to assist us in building sales in those markets. We may not be successful in obtaining effective new system integrators or OEMs or in maintaining sales relationships with them. In the event a number of our system integrators and/or OEMs experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or in the event we fail to build an effective systems integrator or OEM channel in any new markets, our business, financial condition and results of operations could be adversely affected.

         In addition, a substantial portion of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduces the predictability of our earnings.

         Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized and delay the generation of revenue.

Our international operations may subject us to divergent regulatory requirements and other risks that may harm our operating results.

         International sales were $44.9 million for the fiscal year ended June 30, 2000, $41.2 million for the fiscal year ended June 30, 1999 and $39.8 million for the fiscal year ended June 30, 1998. This represented 45.2%, 47.2%, and 37.8% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

         o     unexpected changes in regulatory requirements;

         o     political and economic changes and disruptions;

         o     transportation costs and delays;

         o     foreign currency fluctuations;

         o     export/import controls;

         o     tariff regulations and other trade barriers;

         o     higher freight rates;

         o     difficulties in staffing and managing foreign sales operations;

         o greater difficulty in accounts receivable collection in foreign jurisdictions; and

         o     potentially adverse tax consequences.

         Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar 2000, the value of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

         In addition, duty, tariff and freight costs can materially increase the cost of crucial components for our products. We anticipate that past turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on our sales to customers located in or whose projects are based in those countries due to the impact of restrictions on government spending imposed by the International Monetary Fund on those countries receiving the International Monetary Fund's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or our bank's financial condition or the inability to access local equity financing.

         Maintaining operations in different countries requires us to expend significant resources to keep our operations coordinated and subjects us to differing laws and regulatory regimes that may affect our service offerings and revenue.

We may incur currency exchange related losses in connection with our reliance on our single or sole source foreign suppliers.

         We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. Depending on the amount of yen-denominated purchases, we may engage in hedging transactions in the future. However, notwithstanding these precautions, we remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. Our current or any future currency exchange strategy may not be successful in avoiding exchange related losses. Any exchange related losses or exposure may negatively effect our business, financial condition or results of operations.

If our hardware products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

         Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot assure that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed.

Our hardware and software products may contain defects that could increase our expenses exposure to liabilities and harm our reputation and future business prospects.

         Our hardware and software products are complex and, despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems when first introduced, when new versions or enhancements are released or even after such products or enhancements have been used in the marketplace for a period of time. We may discover product defects only after a product has been installed and used by customers. We may discover defects, errors or performance problems in future shipments of our products. These problems could result in expensive and time consuming design modifications or large warranty charges, expose us to liability for damages, damage customer relationships and result in loss of market share, any of which could harm our reputation and future business prospects. In addition, increased development and warranty costs could reduce our operating profits and could result in losses.

         The existence of any defects, errors or failures in our products could also lead to product liability claims or lawsuits against us or against our customers. A successful product liability claim could result in substantial cost and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations. Although we are not aware of any product liability claims to date, the sale and support of our products entail the risk of these claims.

Our internal systems may experience difficulties responding to the introduction of the Single European Currency.

         We are in the process of addressing the issues raised by the introduction of the Single European Currency, or the euro, as of January 1, 1999 and transition to full adoption as of January 1, 2002. Our internal systems that are affected by the initial introduction of the euro were euro-capable as of January 1, 1999. We do not presently expect that the introduction and use of the euro will materially affect our foreign exchange and hedging activities, or our use of derivative instruments, or will result in any material increase in costs to us. However, we cannot assure that all issues related to the euro conversion have been identified and that any additional issues would not materially hurt our results of operations or financial condition. For example, the conversion to the euro may have competitive implications on our pricing and marketing strategies and we may be at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the euro conversion. We have not yet completed our evaluation of the impact of the euro conversion on our currency and hedging activities.

The success of our business depends on our key employees.

         We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to us since our inception, or Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since inception. In addition, the loss of the services of any of our senior managerial, technical or sales personnel could impair our business, financial condition, and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

Our future success depends on our continuing ability to attract, retain and motivate highly-qualified managerial, technical and sales personnel.

         Competition for qualified technical personnel in the intelligent automation industry is intense. Our inability to recruit and train adequate numbers of qualified personnel on a timely basis would adversely affect our ability to design, manufacture, market and support our products.

         In addition, our success will depend on our ability to hire additional experienced engineers, senior management and sales and marketing personnel. The robust economy and opportunities available in other high technology companies has made and could continue to make recruiting and retaining employees, especially design engineers, more difficult for us. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and other locations where we maintain design sites. To attract and retain individuals with the requisite expertise, we may be required to grant large option or other stock-based incentive awards, which may be dilutive to shareholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operation results will be harmed.

If we become subject to unfair hiring claims, we could be prevented from hiring needed personnel, incur liability for damages and incur substantial costs in defending ourselves.

         Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending ourselves from these claims could divert the attention of our management away from our operations.

If we are unable to identify and make acquisitions, our ability to expand our operations and increase our revenue may suffer.

         In the latter half of fiscal 2000, a significant portion of our growth has been attributable to acquisitions of other businesses and technologies. Although we have no specific commitments or understandings with respect to any acquisitions currently, we expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations, hire additional personnel and increase our revenue. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

         During fiscal 2000, we acquired Pensar and NanoMotion. In July 2000, we acquired HexaVision. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

         o difficulty in combining the product offerings, operations, or work force of an acquired business;

         o     potential loss of key personnel of an acquired business;

         o adverse effects on existing relationships with suppliers and customers;

         o     disruptions of our on-going businesses;

         o difficulties in realizing our potential financial and strategic position through the successful integration of the acquired business;

         o     difficulty   in   maintaining   uniform   standards,    controls,
               procedures, and policies;

         o     potential   negative  impact  on  results  of  operation  due  to
               amortization of goodwill, other intangible assets acquired or assumption of anticipated liabilities;

         o risks associated with entering markets in which we have limited previous experience; and

         o     the diversion of management attention.

         The risks described above, either individually or in the aggregate, could significantly harm our business, financial condition and results of operations. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. In addition, we may issue additional equity in connection with future acquisitions, which could result in dilution of our shareholders' equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete on terms that are acceptable to us.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

         Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, copyright and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and copyright law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our copyrights, trademarks and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

         We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought of third parties could result in protracted and costly litigation, that damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims make by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

New accounting guidance could result in delayed recognition of our revenues.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date. We cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued. Accordingly we are still in the process of assessing the impact of SAB 101 on our consolidated results of operations, financial position, and cash flows based upon the most current information. In certain situations, application of the new accounting could delay the recognition of revenue that might otherwise have been recognized in earlier periods. As a result, our reported revenue may fluctuate more widely among fiscal periods in the future, and reported revenue for a particular fiscal period may not meet expectations.

Risks Related to Our Industry

We face intense competition in the market for intelligent automation products.

         The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

         o     product functionality and reliability;

         o     customer service;

         o     price;

         o     delivery; and

         o product features such as flexibility, programmability and ease of use.

         We compete with a number of robot companies, motion control companies, machine vision companies and simulation software companies. Many of our competitors have substantially greater financial, technical and marketing resources than us. In addition, we may in the future face competition from new entrants in one or more of our markets.

         Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. Some of these large manufacturing companies have greater flexibility in pricing because they generate substantial unit volumes of robots for internal demand and may have access through their parent companies to large amounts of capital. Any of our competitors may seek to expand their presence in other markets in which we compete.

         Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing and customer service efforts in order to meet any competitive threat, so that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify, as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share, or cause us to lower prices for our products, any of which could harm our business.

We may not be able to keep up with the rapid pace of technological change and new product development that characterize the intelligent automation industry.

         The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends greatly upon the technological quality of our products and processes compared to those of our competitors and our ability both to continue to develop new and enhanced products and to introduce those products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. Our failure to successfully select, develop and manufacture new products, or to timely enhance existing technologies and meet customers' technical specifications for any new products or enhancements on a timely basis, or to successfully market new products, could harm our business. If we cannot successfully develop and manufacture new products or meet specifications, our products could lose market share, our revenues and profits could decline, or we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market acceptance for our existing products or force us to significantly reduce the prices of our existing products.

         From time to time we have experienced delays in the introduction of, and certain technical and manufacturing difficulties with, some of our products, and we may experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements. Our failure to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenues from existing products or to successfully manage product and related inventory transitions could harm our business.

         Our success in developing, introducing, selling and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes and effective sales, marketing and customer service. Because of the complexity of our products, significant delays may occur between a product's initial introduction and commencement of volume production.

         The development and commercialization of new products involve many difficulties, including:

         o     the identification of new product opportunities;

         o the retention and hiring of appropriate research and development personnel;

         o     the determination of the product's technical specifications;

         o     the successful completion of the development process;

         o the successful marketing of the product and the risk of having customers embrace new technological advances; and

         o additional customer service costs associated with supporting new product introductions or required for field upgrades.

         For example, we are currently in the process of releasing our new micro and nano positioning mechanisms, NanoMotion process modules, Smart Modules, Standard Platforms and Semiconductor front-ends. These products include significant new networking, hardware and software technology. The development of these products may not be completed in a timely manner, and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products in response to customer requirements or technological changes, our business may be harmed.

If we fail to adequately invest in research and development, we may be unable to compete effectively.

         We have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

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

         Compliance with environmental regulations could require us to acquire expensive remediation equipment or to incur substantial expenses. Our failure to control the use, disposal, removal, storage, or to adequately restrict the discharge of, or assist in the cleanup of, hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statutes. The imposition of liabilities of this kind could harm our financial condition.

Failure to obtain export licenses could harm our business.

         We must comply with U.S. Department of Commerce regulations in shipping its software products and other technologies outside the U.S. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

Risks Related to our Stock

Our stock price has fluctuated and may continue to fluctuate widely.

         The market price of our common stock has fluctuated substantially in the past. Between June 30, 1999 and June 30, 2000, the sales price of our common shares, as reported on the Nasdaq National Market, has ranged from a low of $5.44 to a high of $47.50. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

         o future announcements concerning our business or that of our competitors or customers;

         o the introduction of new products or changes in product pricing policies by us or our competitors;

         o     litigation regarding proprietary rights or other matters;

         o     change in analysts' earnings estimates;

         o     developments in the financial markets;

         o     quarterly fluctuations in operating results; or

         o     general conditions in the intelligent automation industry.

         Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our  exposure  to market risk for  changes in  interest  rates  relates primarily to our investment  portfolio.  We maintain an investment  policy which ensures the safety and  preservation  of our invested funds by limiting  default risk, market risk and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates by year of maturity for our investment portfolio.
                                                                                       Fair
         (in thousands)                  2000       2001       2002       Total        Value
                                         ----       ----       ----       -----        -----

Cash equivalents
  Fixed rate .....................   $   13,487      --         --      $ 13,487      $13,487
  Average rate ...................         3.90%     --         --          3.90%
Auction rate securities

  Fixed rate .....................   $    3,500      --         --      $  3,500      $ 3,500
  Average rate ...................         4.49%     --         --          4.49%
Auction rate preferred

  Variable rate ..................   $    3,450      --         --      $  3,450      $ 3,450
  Average rate ...................         4.64%     --         --          4.64%
                                     ----------    ------     ------    --------      -------
     Total Investment Securities .   $   20,437      --         --      $ 20,437      $20,437
                                     ----------    ------     ------    --------      -------
  Average rate ...................         4.13%     --         --          4.13%

         We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

         We conduct business on a global basis. As such, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency committments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2000 and 1999 and for each of the three years in the period ended June 30, 2000 are included in Items 14(a)(1) and (2) included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held on November 10, 2000 to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in
Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

                           Schedule II - Valuation and Qualifying Accounts

                           Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

         (a)(3)   Exhibits

                  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S- 1 (No. 33-98816) (the "1995 Form S-1")).

                  3.2          Bylaws of the Registrant, as amended to date .

                  10.1 *****   1983  Stock  Incentive   Program,   and  form  of
                               agreements thereto (incorporated by reference to Exhibit 10.1 to the 1995 Form S-1).

                  10.2  *****  1993 Stock Plan as amended, and form of agreement thereto  (incorporated  by  reference  to Exhibit
                               10.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).

                  10.3 *****   1998 Employee Stock Purchase Plan as amended, and
                               form  of  agreements  thereto   (incorporated  by
                               reference  to  Exhibit  10.3 to the  Registrant's
                               Form 10-K for the fiscal year ended June 30, 1999
                               (the "1999 Form 10-K")).

                  10.4  *****  1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

                  10.5 Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

                  10.6.1 Lease Agreement between the Registrant and Technology Associates I dated July 18, 1986, as amended (incorporated by reference to Exhibit
                               10.6.1 to the 1995 Form S-1).

                  10.6.2       Office  Building  Lease  between  Registrant  and
                               Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

                  10.6.3 Standard Office Lease - Gross between SILMA Incorporated and South Bay/Copley Joint Venture dated November 11, 1992 (incorporated by reference to Exhibit 10.6.3 to the 1995 Form S-1).

                  10.6.4 Fifth Amendment to Lease between Registrant and Metropolitan Life Insurance Company dated as of December 5, 1996 (incorporated by reference to
                               Exhibit 10.6.4 to the 1997 Form 10-K).

                  10.7 *****   Loan  Payoff  Plan dated  August 3, 1993  between
                               Registrant and Charles Duncheon (incorporated by reference to Exhibit 10.7 to the 1995 Form S-1).

                  10.7.1 ***** Promissory  Note between  Registrant  and Charles
                               Duncheon dated August 20, 1998 (incorporated by reference to Exhibit 10.7.1 to the 1999 Form 10-K).

                  10.7.2 ***** Promissory  Note between  Registrant  and Richard
                               Casler dated April 16, 1999 (incorporated by reference to Exhibit 10.7.2 to the 1999 Form 10-K).

                  10.7.3 ***** Promissory  Note  between  Registrant  and  Brian
                               Carlisle dated May 7, 1999 (incorporated by reference to Exhibit 10.7.3 to the 1999 Form 10-K).

                  10.7.4 ***** Promissory  Note  between  Registrant  and  Bruce
                               Shimano dated May 7, 1999 (incorporated by reference to Exhibit 10.7.4 to the 1999 Form 10-K).

                  10.8 *****   Offer  Letter  between the  Registrant  and Marcy
                               Alstott  dated  February  19,  1998,  as  amended
                               (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended
                               June 30, 1998 (the "1998 Form 10-K")).

                  10.8.1 ***** Promissory  Note  between  Registrant  and  Marcy
                               Alstott dated April 27, 1998 (incorporated by reference to Exhibit 10.8.1 to the 1998 Form 10-K).

                  10.8.2 ***** Offer Letter  between the Registrant and Kathleen
                               Fisher dated July 16, 1999 (incorporated by reference to Exhibit 10.8.2 to the 1999 Form 10-K).

                  10.8.3 ***** Promissory  Note between  Registrant and Kathleen
                               Fisher dated August 2, 1999 (incorporated by reference to Exhibit 10.8.3 to the 1999 Form 10-K).

                  10.9 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K).

                  10.10 Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC for the premises located at 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-K).

                  10.10.1 First Amendment to Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.1 to the 1998 Form 10-K).

                  10.10.2 Sublease between the Registrant and Ascent Logic Corporation dated as of July 31, 1998 (incorporated by reference to Exhibit 10.10.2 to the 1998 Form 10-K).

                  10.10.3 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998.

                  10.10.4 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989.

                  10.10.5 Lease Agreement dated April 28, 2000 between Registrant and Michael and Diane Edwards for premises located in Tucson, Arizona.

                  10.10.6      Lease   Agreement  dated  May  19,  2000  between
                               NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California.

                  13.1         Portions  of   Registrant's   Annual   Report  to
                               Shareholders for the fiscal year ended June 30, 2000.

                  21.1         Subsidiaries of the Registrant.

                  23.1         Consent  of  Ernst  &  Young   LLP,   Independent
                               Auditors.

                  24.1 Power of Attorney (See Signature Page to this Annual Report on Form 10-K).

                  27.1         Financial Data Schedule.

------------------

 *****   Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

              On July 28, 1999, we filed a Form 8-K to announce the acquisition of BYE/Oasis Engineering, Inc.

              On October 27, 1999, we filed a Form 8-K to announce first quarter earnings for fiscal year 2000.

               On April 12, 2000, we filed a Form 8-K relating to the signing of a letter of intent with Pensar Tucson, Inc., and we filed a Form 8-K on May 1, 2000 announcing the acquisition of Pensar.

              On June 1, 2000, a Form 8-K was filed announcing the acquisition of NanoMotion Incorporated.

              On July 24, 2000, we filed a Form 8-K to report the acquisition of HexaVision Technologies, Inc.

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

                                             ADEPT TECHNOLOGY, INC.


                                                By: /s/ Michael W. Overby
                                                    ----------------------------
                                                    Michael W. Overby
                                                    Vice President, Finance
                                                    and Chief Financial Officer

Date:  September 28, 2000

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian R. Carlisle and Michael W. Overby and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

------------------------------- -------------------------------------------------- -------------------------
            Signature                             Title                                  Date
            ---------                             -----                                  ----

/s/ Brian R. Carlisle           Chairman of the Board of Directors and Chief       September 28, 2000
-----------------------------   Executive Officer (Principal Executive Officer)
(Brian R. Carlisle)

/s/ Michael W. Overby           Vice President, Finance and Chief Financial        September 28, 2000
-----------------------------   Officer (Principal Financial and Accounting
(Michael W. Overby)             Officer)


/s/ Bruce E. Shimano            Vice President, Research and Development,          September 28, 2000
-----------------------------   Secretary and Director
(Bruce E. Shimano)

------------------------------- -------------------------------------------------- -------------------------
            Signature                             Title                                  Date
            ---------                             -----                                  ----

/s/ Ronald E. F. Codd           Director                                           September 28, 2000
-----------------------------
(Ronald E. F. Codd)

/s/ Michael P. Kelly            Director                                           September 28, 2000
-----------------------------
(Michael P. Kelly)

/s/ Cary R. Mock                Director                                           September 28, 2000
-----------------------------
(Cary R. Mock)

/s/ John E. Pomeroy             Director                                           September 28, 2000
-----------------------------
(John E. Pomeroy)

                                                   39

                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                              ADEPT TECHNOLOGY, INC.

                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors........................................................     F-1

Consolidated Balance Sheets at June 30, 2000 and June 30, 1999............................................     F-2

Consolidated Statements of Operations for each of the three years in the period
     ended June 30, 2000..................................................................................     F-3

Consolidated Statements of Cash Flows for each of the three years in the period
     ended June 30, 2000..................................................................................     F-4

Consolidated Statements of Shareholders' Equity for each of the three years in the period
     ended June 30, 2000..................................................................................     F-5

Notes to Consolidated Financial Statements................................................................     F-6


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Adept Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                                  Ernst & Young LLP

San Jose, California
August 2, 2000

                                                   ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                                                       June 30,               June 30,
                                                                                         2000                   1999
                                                                                     --------------         --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $    13,487            $    11,816
    Short-term investments                                                                 6,950                 15,200
    Accounts receivable, less allowance for doubtful accounts of
        $637 in 2000 and $716 in 1999                                                     25,527                 19,707
    Inventories                                                                           15,153                 11,781
    Deferred tax and other current assets                                                  7,049                  5,601
                                                                                     --------------         --------------
            Total current assets                                                          68,166                 64,105

Property and equipment at cost                                                            25,675                 24,822
Less accumulated depreciation and amortization                                            20,092                 18,940
                                                                                     --------------         --------------
Property and equipment, net                                                                5,583                  5,882
Goodwill and other intangibles, net                                                       16,963                      -
Other assets                                                                               2,811                  1,690
                                                                                     --------------         --------------
            Total assets                                                             $    93,523            $    71,677
                                                                                     ==============         ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
    Accounts payable                                                                 $    10,841            $     6,838
    Accrued payroll and related expenses                                                   4,727                  3,336
    Accrued warranty                                                                       1,915                  1,408
    Deferred revenue                                                                       1,511                  1,274
    Taxes payable and other accrued liabilities                                            2,579                  3,635
                                                                                     --------------         --------------
            Total current liabilities                                                     21,573                 16,491

Long term liabilities:
    Deferred income tax                                                                    1,222                      -

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value:
        5,000 shares authorized, none issued and outstanding                                   -                      -
    Common stock, no par value:
        25,000 shares authorized, 10,677 shares issued
            and outstanding in 2000, and 9,459 shares in 1999                             67,184                 50,215
    Retained earnings                                                                      3,544                  4,971
                                                                                     --------------         --------------
            Total shareholders' equity                                                    70,728                 55,186
                                                                                     --------------         --------------
            Total liabilities and shareholders' equity                               $    93,523            $    71,677
                                                                                     ==============         ==============

                                                 See accompanying notes.

                                                           F-2

                                                   ADEPT TECHNOLOGY, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
                                                                                     Year Ended June 30,
                                                                       -------------------------------------------------
                                                                           2000              1999              1998
                                                                       --------------    --------------    -------------
Net revenues                                                           $    99,212       $     87,374      $    105,440
Cost of revenues                                                            56,173             47,902            60,841
                                                                       --------------    --------------    -------------
Gross margin                                                                43,039             39,472            44,599
Operating expenses:
     Research, development and engineering                                  14,629             11,591            11,844
     Selling, general and administrative                                    29,503             24,676            26,890
     Merger-related charges                                                    988                  -                 -
     Restructuring and other nonrecurring charges                                -                  -             2,756
     Amortization of goodwill and other intangibles                            685                  -                 -
                                                                       --------------    --------------    -------------
Total operating expenses                                                    45,805             36,267            41,490
                                                                       --------------    --------------    -------------

Operating (loss) income                                                     (2,766)             3,205             3,109

Interest income                                                              1,031                967               998

Interest and other expense                                                     285                 41                27
                                                                       --------------    --------------    -------------

(Loss) income before (benefit from) provision for income taxes              (2,020)             4,131             4,080

(Benefit from) provision for income taxes                                     (593)             1,620             1,819
                                                                       --------------    --------------    -------------

Net (loss) income                                                      $    (1,427)      $      2,511      $      2,261
                                                                       ==============    ==============    =============

Net (loss) income per share:

          Basic                                                        $     (0.15)      $       0.27      $       0.25
                                                                       ==============    ==============    =============
          Diluted                                                      $     (0.15)      $       0.26      $       0.23
                                                                       ==============    ==============    =============

Number of shares used in computing per share amounts:

          Basic                                                              9,774              9,302             9,154
                                                                       ==============    ==============    =============
          Diluted                                                            9,774              9,484             9,689
                                                                       ==============    ==============    =============

                                                 See accompanying notes.

                                                           F-3

                                                 ADEPT TECHNOLOGY, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                          Year Ended June 30,
                                                                            --------------------------------------------
                                                                                2000           1999            1998
                                                                            -------------  --------------  -------------
Operating activities
  Net (loss) income                                                         $    (1,427)   $     2,511     $      2,261
  Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
   Depreciation                                                                   3,140          3,154            2,832
   Amortization                                                                     843             79              277
   Deferred taxes                                                                  (834)           300           (1,844)
   Gain on disposal of property and equipment                                       (50)           (37)            (278)
   Compensation expense related to employee stock purchase plan                       -              -              675
   Write-off of certain assets relating to restructuring and nonrecurring
   charges                                                                            -              -            1,062
   Tax benefit from stock plans                                                     591            164              544
   Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                      (5,581)         1,668           (2,692)
        Inventories                                                              (3,590)         3,307           (2,771)
        Other current assets                                                       (152)        (1,106)            (405)
        Other assets                                                             (1,279)          (404)            (172)
        Accounts payable                                                          3,695            762            1,421
        Accrued expenses                                                          2,071           (710)           1,360
        Accrued restructuring and nonrecurring charges                                -         (1,019)           1,019
        Taxes payable and other accrued liabilities                              (1,068)         1,048           (1,247)
                                                                            -------------  --------------  -------------
   Total adjustments                                                             (2,214)         7,206             (219)
                                                                            -------------  --------------  -------------
  Net cash (used in) provided by operating activities                            (3,641)         9,717            2,042
                                                                            -------------  --------------  -------------
Investing activities
   Business acquisitions                                                         (3,250)             -                -
   Purchase of property and equipment                                            (2,406)        (2,469)          (3,100)
   Proceeds from the sale of property and equipment                                 116            187              470
   Sales of long-term available-for-sale investments                                  -              -            1,000
   Purchases of short-term available-for-sale investments                       (44,117)       (31,206)         (21,003)
   Sales of short-term available-for-sale investments                            52,367         27,306           17,069
                                                                            -------------  --------------  -------------
   Net cash provided by (used in) investing activities                            2,710         (6,182)          (5,564)
                                                                            -------------  --------------  -------------
Financing activities

   Proceeds from employee stock incentive program and employee
       stock purchase plan, net of repurchases and cancellations                  2,602          2,306            1,995
   Revolving bank line of credit                                                     -            (470)            (109)
   Repurchase of common stock                                                        -          (3,194)               -
                                                                            -------------  --------------  -------------
   Net cash provided by (used in) financing activities                            2,602         (1,358)           1,886
                                                                            -------------  --------------  -------------
Increase (decrease) in cash and cash equivalents                                  1,671          2,177           (1,636)
Cash and cash equivalents, beginning of period                                   11,816          9,639           11,275
                                                                            -------------  --------------  -------------
Cash and cash equivalents, end of period                                    $    13,487    $    11,816     $      9,639
                                                                            =============  ==============  =============
Supplemental disclosure of noncash activities:

   Inventory capitalized into property and equipment including related tax  $       228    $       561     $        863
   Addition to capital lease obligation                                     $         -    $         -     $         13
Cash paid during the period for:

   Interest                                                                 $         -    $        41     $         54
   Taxes paid (refunded)                                                    $     1,373    $      (189)    $      3,894

                                                 See accompanying notes.

                                                          F-4

                                                 ADEPT TECHNOLOGY, INC.
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands)
                                                                                                         Total
                                                             Common Stock              Retained      Shareholders'
                                                       Shares           Amount         Earnings         Equity
                                                    --------------------------------------------------------------
Balance at June 30, 1997                                  8,960    $   46,951    $      1,163    $      48,114

 Common stock issued under employee stock
   incentive program and  employee
   stock purchase plan                                      458         1,995               -            1,995
 Tax benefit from stock plans                                 -           544               -              544
 Compensation charge                                          -           675               -              675
 Acquisition of RoboElektronik                               25           114            (304)            (190)
 Net income                                                   -             -           2,261            2,261
                                                    ------------- -------------- --------------- ----------------

Balance at June 30, 1998                                  9,443        50,279           3,120           53,399

 Common stock issued under employee stock
   incentive program and  employee
   stock purchase plan                                      466         2,306               -            2,306
 Repurchase of shares                                      (450)       (2,534)           (660)          (3,194)
 Tax benefit from stock plans                                 -           164               -              164
 Net income                                                   -             -           2,511            2,511
                                                    ------------- -------------- --------------- ----------------

Balance at June 30, 1999                                  9,459        50,215           4,971           55,186

 Common stock issued under employee stock
   incentive program and  employee
   stock purchase plan                                      518         2,602               -            2,602
 Tax benefit from stock plans                                 -           591               -              591
 Common stock issued for acquisitions                       700        13,776               -           13,776
 Net loss                                                     -             -          (1,427)          (1,427)
                                                    ------------- -------------- --------------- ----------------

Balance at June 30, 2000                                 10,677    $   67,184    $      3,544    $      70,728
                                                    ============= ============== =============== ================

                                                 See accompanying notes.

                                                          F-5

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies

Organization

         Adept Technology, Inc. ("Adept" or the "Company") was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells factory automation components and systems for the fiber optic, telecommunications and semiconductor industries throughout the world.

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

         As more fully described in Note 2, the Company merged with BYE/OASIS in July 1999 in a pooling of interests transaction. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of BYE/OASIS. On April 28, 2000 and on May 31, 2000, respectively, the Company completed the acquisitions of Pensar Tucson, Inc. and NanoMotion Incorporated. Both acquisitions were accounted for under the purchase method of accounting. The financial results of these two companies are included in the financial results of Adept subsequent to the acquisition date.

         The notes to the Company's consolidated financial statements are for the three year period ended June 30, 2000. Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to the Company's fiscal year ended June 30.

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

Foreign Currency Translation

         The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are sales and service entities. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $394,000 in 2000, $87,000 in 1999 and $376,000 in 1998. Transaction losses were
$17,000 in 2000 and $52,000 in 1999. Transaction gains were $6,000 in 1998.

Cash, Cash Equivalents and Short-term Investments

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments in marketable securities consist principally of debt instruments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

         At  June  30,  2000  and  1999,  all of the  Company's  investments  in marketable securities were classified as available-for-sale  and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year.  The cost of the  securities is based upon the specific identification method.
         (in thousands)                                                                          June 30,
                                                                                        ---------------------------
                                                                                           2000             1999
                                                                                        ---------         ---------
         Cash and cash equivalents
           Cash.......................................................................  $   9,096         $   2,209
           Money market funds.........................................................      1,166             1,653
           Commercial paper............................................................         -             2,554
           Municipal notes and bonds .................................................      3,225             5,400
                                                                                        ---------         ---------
         Cash and cash equivalents....................................................  $  13,487         $  11,816
                                                                                        =========         =========

         Short-term investments

           Auction rate securities....................................................  $   3,500         $   9,400
           Market auction preferred stock.............................................      3,450             5,800
                                                                                        ---------         ---------
         Short-term investments.......................................................  $   6,950         $  15,200
                                                                                        =========         =========

         Realized gains or losses, interest, and dividends are included in interest income. Realized and unrealized gains or losses from available-for-sale securities were not material in 2000, 1999 or 1998.

Comprehensive Income

         For the three years in the period ended June 30, 2000, there were no significant differences between the Company's comprehensive (loss) income and its net (loss) income.

Loans to Employees

         Loans to employees are summarized as follows:
         (in thousands)                                                                         June 30,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
         Short-term loans to employees.............................................   $       856       $       904
         Long-term loans to employees..............................................           617               342
                                                                                      -----------       -----------
                                                                                      $     1,473       $     1,246
                                                                                      ===========       ===========

         Short-term loans to employees are included in other current assets. Long-term loans to employees are included in other assets.

Inventories

         Inventories   are  stated  at  the  lower  of  standard   cost,   which
approximates  actual  (first-in,  first-out  method)  or market  (estimated  net realizable value). The components of inventories are as follows:
         (in thousands)                                                                         June 30,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
         Raw materials.............................................................   $     6,097       $     5,617
         Work-in-process...........................................................         3,036             2,059
         Finished goods............................................................         6,020             4,105
                                                                                      -----------       -----------
                                                                                          $15,153           $11,781
                                                                                      ===========       ===========

Property and Equipment

         Property and equipment are recorded at cost.

         The components of property and equipment are summarized as follows:

         (in thousands)                                                                         June 30,
                                                                                      -----------------------------
                                                                                          2000             1999
                                                                                      -----------       -----------
         Cost:
           Machinery and equipment.................................................   $    13,303       $    13,558
           Computer equipment......................................................         8,975             8,153
           Office furniture and equipment..........................................         3,397             3,111
                                                                                      -----------       -----------
                                                                                           25,675            24,822
           Accumulated depreciation and amortization...............................        20,092            18,940
                                                                                      -----------       -----------
           Net property and equipment..............................................   $     5,583       $     5,882
                                                                                      ===========       ===========

         Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

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

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, auction rate securities and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S., state and municipal government entities. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

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

         Amounts charged to bad debt expense were $516,000, $389,000 and $346,000 in 2000, 1999 and 1998, respectively.

Research, Development and Engineering Costs

         Research, development and engineering costs, other than purchased computer software, are charged to expense when incurred. The Company has received third party funding of $309,000 in 2000, $681,000 in 1999, and $629,000 in 1998. The Company has offset research, development and engineering expenses by the third party funding as the Company retains the rights to any technology that is developed.

Goodwill and Other Intangible Assets

         The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over three to four years. Other intangible assets primarily represent developed technology and assembled workforce. Goodwill and other intangible assets totaled $16.9 million and $0 at June 30, 2000 and June 30, 1999, and is presented net of accumulated amortization of $0.7 million and $0 at June 30, 2000 and June 30, 1999. The recoverability of goodwill and other intangible assets has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. Management believes that no significant impairment of goodwill and other intangible assets was indicated.

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

         There are no unamortized software development and purchased software costs at June 30, 2000 or 1999. In 1998, $359,000 of purchased software costs were written off and included in the nonrecurring charges. Software amortization was $180,000 in 1998. There were no software amortization costs for 2000 and 1999. See "Restructuring and Other Nonrecurring Charges."

Advertising Costs

         Advertising costs are expensed in the period incurred. Advertising costs were $224,000 in 2000, $143,000 in 1999, and $212,000, 1998. The Company
does not incur any direct response advertising costs.

Income Taxes

         The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees", in accounting for stock issued to employees. The Company has elected to account for stock-based compensation to employees in accordance with Opinion 25, providing only proforma disclosure required by SFAS 123.

Net Income (Loss) Per Share

         SFAS No. 128, "Earnings Per Share" ("EPS"), requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method.

Merger-Related Charges

         In July 1999, the Company incurred charges of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/OASIS facilities in Texas. Merger-related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000, and other expenses relating to the acquisition were $235,000.

Restructuring and Other Nonrecurring Charges

         During 1998, the Company recorded restructuring charges of approximately $1.0 million and other nonrecurring charges of approximately $1.7 million. The restructuring charges of $1.0 million included $651,000 for relinquishing control of the Company's Japan branch, which resulted in the write-off of certain assets and excess facilities. The remaining $362,000 relates to severance for the termination of certain employees.

         The nonrecurring charges of approximately $1.7 million included $675,000 for compensation expenses related to the Company's employee 1998 stock purchase plan (see Note 5) and $383,000 related to the write-off of certain information system hardware and software which had become obsolete as a result of decisions related to the Company's information system implementation and upgrade made in the fourth quarter of 1998. Additionally $413,000 related to the write-off of the remaining balance of capitalized purchased software associated with the acquisition of SILMA. Due to technological changes in 1998 related to the SILMA operating platform, the Company determined that the net realizable value of the purchased software was impaired.

         The following table summarizes the Company's restructuring and other nonrecurring charges and accrual activity for the years ended June 30, 2000, 1999 and 1998:
Restructuring Charges

                                                                                Intangible and
                                                Severance                        Fixed Assets
                                                  and               Japan          and Other
               (in thousands)                   Benefits         Operations         Charges            Total
               --------------                   --------         ----------         -------            -----
Restructuring charges in 1998                 $        362        $      651      $         -       $     1,013
Non-cash charges in 1998                                 -              (266)               -              (266)
                                              ----------------   --------------  ----------------   --------------
Amounts included in accrued liabilities as of
June 30, 1998                                          362               385                -               747
                                              ================   ==============  ================   ==============


Cash paid during 1999                                 (362)             (385)               -              (747)
                                              ----------------   --------------  ----------------   --------------
Amounts included in accrued liabilities as of
June 30, 1999 and June 30, 2000                          -                 -                -                 -
                                              ================   ==============  ================   ==============


Nonrecurring Charges

                                                                          Intangible and
                                                                           Fixed Assets
                                               Compensation                 and Other
               (in thousands)                    Expense                     Charges                   Total
               --------------                    -------                     -------                   -----

Nonrecurring charges in 1998                  $        675                $      1,068              $      1,743
Non-cash charges in 1998                              (675)                       (796)                   (1,471)
                                              -----------------           ----------------          --------------
Accrued liabilities as of June 30, 1998                  -                         272                       272
                                              -----------------           ----------------          --------------


Cash paid or non-cash charges during 1999                -                        (272)                     (272)
                                              -----------------           ----------------          --------------
Accrued liabilities as of June 30, 1999
   and June 30, 2000                                     -                           -                         -
                                              =================           ================          ==============


New Accounting Pronouncements

Staff Accounting Bulletin No. 101 - Revenue Recognition

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. The SEC has indicated that additional implementation guidance will be forthcoming in the form of "Frequently Asked Questions", however, such guidance has not been issued to date. We cannot fully assess the impact of SAB 101 until the additional guidance from the SEC is issued. Accordingly, we are still in the process of assessing the impact of SAB 101 on our consolidated results of operations, financial position, and cash flows based upon the most current information.

Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We will be required to implement SFAS No. 133 as of the beginning of our fiscal year 2001. Our foreign currency exchange rate hedging activities have been insignificant to date and we do not believe that SFAS No. 133 will have a material impact on our financial position, results of operations or cash flows.

Reclassification

         Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current presentation for 2000.

2.       Mergers and Acquisitions

         During the three-year period ended June 30, 2000, Adept acquired four companies, as described below. Adept's acquisitions of NanoMotion and Pensar completed during 2000 have been accounted for as purchases, with the excess of the purchase price over the estimated fair value of the net assets acquired recorded as goodwill. The Company's mergers with BYE/OASIS in 1999 and RoboElektronik in 1998 have been accounted for as a pooling of interests.

NanoMotion

         On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion is a manufacturer of ultra-high precision positioning and alignment stages and devices for nanometer-scale movement, positioning and alignment for the fiber optic, semiconductor and metrology markets. In connection with the acquisition, the Company issued 600,000 shares of its common stock valued at $21 per share to the shareholders of NanoMotion which was the fair market value of Adept's common stock at May 31, 2000 and cash of $250,000. The financial results of NanoMotion have been included in Adept's financial results since May 31, 2000.

Pensar

         On April 28, 2000, we completed the acquisition of Pensar Tucson, Inc., an Arizona corporation. Pensar is a precision automation integrator of standard work cells. In connection with the acquisition, the Company issued 100,000 shares of its common stock valued at $11.75 per share to the shareholders of Pensar Tucson which was the fair market value of Adept's common stock at April 28, 2000. In addition, the Company paid $3,000,000 in cash. The financial results of Pensar have been included in Adept's financial results since April 28, 2000.

         The purchase price of NanoMotion and Pensar was allocated, based on an independent valuation, to goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their estimated fair value. Other intangible assets primarily represent developed technology and assembled workforce.

         For the  NanoMotion  and  Pensar  acquisitions  below is a table of the acquisition  cost,  purchase  price  allocation and annual  amortization  of the intangible assets acquired, in thousands:
                                                                                                        Annual
                                                                               Amortization          Amortization
                                                Acquisition Cost                   Life             of Intangibles
                                                ----------------------------------------------------------------------

   Common stock                                        $   13,776
   Cash                                                     3,250
   Transaction costs                                           83
                                                       ----------
      Total acquisition cost                           $   17,109
                                                       ==========

Purchase Price Allocation

   Net tangible assets                                 $      230
   Developed and core technology                            1,120                 4 years                $    280
   Non-compete covenant                                       380                 4 years                      95
   Assembled workforce                                        480               3-4 years                     131
   Goodwill                                                15,658               3-4 years                   4,474
   Deferred tax liability                                    (759)
                                                       ---------                                         --------
      Total                                            $   17,109                                        $  4,980
                                                       ==========                                        ========


BYE/OASIS

         On July 16, 1999, the Company completed the acquisition of BYE/OASIS Engineering, Inc., a leading manufacturer of mini-environment systems and Standard Mechanical Interfaces ("SMIF") for the microelectronics industry. In connection with the acquisition, the Company issued 720,008 shares of its common stock to the shareholders of BYE/OASIS. In addition, the Company assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of Adept's common stock. The acquisition was intended to constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The acquisition was accounted for using the pooling of interests method and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS.

         Prior to the merger, BYE/OASIS's fiscal year ended on September 30. BYE/OASIS's prior period financial statements have been restated to conform to Adept's year-end.

         The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                                                                            1999                     1998
                                                                         -----------             ----------
         Net sales
                  Adept                                                  $    82,027             $   98,394
                  BYE/OASIS                                                    5,347                  7,046
                                                                         -----------             ----------
                      Total sales                                        $    87,374             $  105,440
                                                                         ===========             ==========

         Net income (loss)
                  Adept                                                  $     2,622             $    2,551
                  BYE/OASIS                                                     (111)                  (290)
                                                                         -----------             ----------
                      Total net income (loss)                            $     2,511             $    2,261
                                                                         ===========             ==========

         Revenue generated for the period from July 1, 1999 through July 16, 1999 (date of acquisition) was not significant.

RoboElektronik

         On February 13, 1998, the Company acquired RoboElektronik GmbH ("RoboElektronik") through the issuance of 24,562 shares of the Company's common stock, which were exchanged for all of the outstanding capital stock of RoboElektronik. The acquisition was accounted for as a pooling of interests. RoboElektronik GmbH was renamed Adept Technology, GmbH on June 26, 1998. The results of operations of RoboElektronik have been consolidated with Adept's financial statements since the acquisition.

3.       Derivative Financial Instruments

         From time to time, the Company may enter into forward foreign exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations of purchase commitments denominated in yen. The maturities of the forward exchange contracts are short term in nature, generally 90 days. Because the impact of movements in currency exchange rates on forward foreign exchange contracts offsets the related impact on the underlying items being hedged, these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at June 30, 2000. The Company has deferred recognition of transaction gains of $76,000, relating to foreign exchange contracts treated as accounting hedges. The Company expects to realize these transaction gains in the first quarter of 2001.

4.       Commitments and Contingencies

Commitments

         The Company's lease on its major facility will expire in December 2003. Future minimum lease payments under non-cancelable operating leases are as follows:

          (in thousands)

            Fiscal Year                                     Leases
                                                            ------
                2001....................................    $  3,386
                2002....................................       3,387
                2003....................................       3,283
                2004....................................       1,809
                2005....................................          85
                Later years.............................          14
                                                            --------
            Total minimum lease payments................    $ 11,964
                                                            ========

         Rent expense net of sublease income of $18,480, $312,000 and $0 was $3,019,000 in 2000, $2,507,000 in 1999 and $2,024,000 in 1998.

Contingencies

         Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified us that they may seek indemnification from us for damages or expenses resulting from this matter. We cannot predict the outcome of this or any similar litigation, which may arise in the future. However, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Stock Option Plans

         The Company's 1983 Employee Stock Incentive Program (the "1983 Plan") was adopted by the Board of Directors in August 1983. The 1983 Plan provided for the grant of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options and common stock purchased pursuant to stock purchase rights granted under the 1983 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option exercisable at that time and an additional 1/48th of the shares subject to the option becoming exercisable each month thereafter. Upon the voluntary or involuntary termination of employment (including as a result of death or disability) by a holder of unvested shares of the Company's common stock purchased pursuant to stock purchase rights granted under the 1983 Plan, the Company may exercise an option to repurchase such shares at their original issue price. The Board of Directors determines the exercise price which must be at least equal to the fair market value of shares on the date of grant. The 1983 Plan expired according to its terms in August 1993. Currently outstanding options under the 1983 Plan and common stock purchased pursuant to stock purchase rights granted under the 1983 Plan continue to be governed by the terms of the 1983 Plan and the respective option and stock purchase and stock restriction agreements between the Company and the holders thereof.

         The Company's 1993 Stock Plan (the "1993 Plan") was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. The 1993 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. The terms of the 1993 Plan are similar to the 1983 Plan, and the terms of the options granted under the 1993 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options which must be at least equal to the fair market value of the common stock on the date of grant.

         On August 12, 1999, the Board of Directors authorized the issuance of 1,000,000 additional shares to the 1993 Plan. In August 2000, the 1993 Plan was amended by the Board of Directors, subject to shareholder approval, to increase the number of shares authorized for issuance under the 1993 Plan by an additional 1,000,000 shares.

         The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company's common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. During the year ended June 30, 2000 and 1999, 99,000 and 87,000 options, respectively were granted and no options were exercised.

         The options may be exercised at the time or times determined by the Board of Directors.

         In August 1998, the Company offered all employees holding options the opportunity to exchange their outstanding options for options with exercise prices equal to the then fair market value of the company's common stock. Under the August 1998 offer, options to purchase 367,827 shares with exercise prices exceeding $7.00 per share were exchanged for similar options exercisable at $7.00 per share. The vesting schedule of all exchanged options was delayed by 12 months and the expiration date of the exchanged options will be August 2008. The effect of the exchange has been included in the table in 1999 activity for options granted and canceled.

         The following table summarizes option activities under the Company's stock option plans:

                                                                            Options
                                                 -----------------------------------------------------------------
         (in thousands, except per share data     Available     No. of Shares    Aggregate     Weighted Average
                                                  for Grant      Outstanding       Price        Exercise Price
                                                 ------------ ----------------- ------------ ---------------------

         Balance at June 30, 1997................       443          1,096         $   6,378          $  5.82
              Additional shares authorized.......     1,000             --                --               --
              Granted............................      (413)           413             4,908            11.87
              Canceled...........................        47            (47)             (484)           10.27
              Shares Expired.....................        (1)            --                --              --
              Exercised..........................        --           (270)             (706)            2.61
                                                 ----------      ---------         ---------
         Balance at June 30, 1998................     1,076          1,192            10,096             8.47
              Granted............................      (913)           913             5,757             6.31
              Canceled...........................       451           (451)           (5,156)           11.43
              Exercised..........................        --           (250)           (1,199)            4.80
                                                 ----------      ----------        ----------
         Balance at June 30, 1999................       614          1,404             9,498             6.76
              Additional shares authorized.......     1,000             --                --               --
              Granted............................      (845)           845             5,765             6.83
              Canceled...........................       197           (197)           (1,268)            6.45
              Exercised..........................        --           (308)           (1,518)            4.92
                                                 ----------      ---------         ---------
         Balance at June 30, 2000................       966          1,744         $  12,477          $  7.15
                                                 ==========      ==========        ==========

         The following table summarizes  information  concerning outstanding and exercisable options at June 30, 2000.  Approximately  540,000 stock options were exercisable at June 30, 1999:
         (shares in thousands)                   Options Outstanding                       Options Exercisable
                                   ------------------------------------------------  ------------------------------
                                                            Weighted
                                                            Average       Weighted                       Weighted
                                                           Remaining       Average                       Average
         Range of Exercise                Options         Contractual     Exercise       Options         Exercise
              Prices                    Outstanding           Life          Price       Exercisable       Price
              ------                    -----------           ----          -----       -----------       -----
         $    0.16 - $   5.56                 396               8.48     $   4.01            122         $  2.66
         $    5.56 - $   6.50                 441               7.18     $   6.20            288         $  6.34
         $    6.63 - $   6.63                 104               8.15     $   6.63             46         $  6.63
         $    7.00 - $   7.00                 368               8.30     $   7.00            133         $  7.00
         $    7.03 - $  24.00                 435               8.65     $  11.24            128         $  9.98
                                     -------------------                              ----------------

         $    0.16 - $  24.00               1,744               8.14     $   7.15            717         $  6.50
                                     ===================                              ================

Employee Stock Purchase Plan

         The 1998 Employee Stock Purchase Plan (the "1998 ESPP") has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after May 1 and November 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. The plan allows eligible employees, through payroll deductions, to purchase shares of the Company's common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. The plan includes a provision for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

         In May 2000, the Board approved an amendment to the 1998 ESPP for 24-month offering periods including four, six-month purchase periods, effective May 1, 2001 and, subject to shareholder approval, approved an amendment to the 1998 ESPP to provide for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 600,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) such amount as may be determined by the Board of Directors.

         As of June 30, 2000, 300,000 shares of the Company's common stock were issued under the 1998 ESPP and 562,000 shares remain unissued under the 1998 ESPP.

Repurchase of Company's Stock

         In August 1998, the Board of Directors authorized the Company to repurchase up to 450,000 shares of the Company's common stock on the open market or in privately negotiated transactions at prices not to exceed $8.50 per share and a total purchase price not to exceed $3,825,000. During 1999, the Company repurchased 450,000 shares at an average purchase price of $7.10 per share. There were no repurchases of the Company's stock during 2000.

Stock Based Compensation

         At June 30, 2000, the Company had three stock-based  compensation plans as  described  above.  The  Company  applies  APB  Opinion  No.  25 and  related interpretations  in  accounting  for its  compensation  plans.  Accordingly,  no compensation  cost has been  recognized for its fixed stock option plans and its
ESPP. If compensation cost for the Company's stock-based  compensation plans had been determined  consistent with Statement of Financial Accounting Standards No.
123 ("SFAS  123"),  the  Company's  net income  (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:
(in thousands, except per share data)
                                                                                         June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------
Net (loss) income                       As reported...............     ($  1,427)       $   2,511         $   2,261
                                        Pro forma ................     ($  5,532)       $     190         $     289

Basic net (loss) income per share       As reported...............     ($    .15)       $     .27         $     .25
                                        Pro forma.................     ($    .57)       $     .02         $     .03

Diluted net (loss) income per share     As reported...............     ($    .15)       $     .26         $     .23
                                        Pro forma.................     ($    .57)       $     .02         $     .03

     Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2000, 1999 and 1998, risk-free interest rates of 6.04% for 2000, 4.84% for 1999, and 5.77% for 1998; a dividend yield of 0% for all three years; a weighted-average expected life of
3.1 years for 2000, 3.5 years for 1999 and 3.4 years for 1998; and a volatility factor of the expected market price of the Company's common stock of 1.02 for 2000, .99 for 1999 and .65 for 1998. The weighted average grant date fair value of options was $6.65 for options granted in 2000, $3.83 in 1999 and $5.86 in 1998.

         Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for rights granted in 2000, 1999 and 1998; a dividend yield of 0% for all three years; expected life of 6 months for all three years; expected volatility of
1.02 for 2000, .99 for 1999 and .65 for 1998; and a risk-free interest rate of 5.81% for 2000, 4.78% for 1999 and 5.59% for 1998. The weighted average fair market value of the purchase rights granted was $3.35 for rights granted in 2000, $3.11 for 1999 and $2.90 for 1998.

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

6.       Employee Savings and Investment Plan

         In May 1988, the Company adopted a 401(k) savings and investment plan in which employees are eligible to participate. During 1999, the Company's matching contributions were suspended for part of the year to reduce costs. The Company's matching contributions were $274,000 in 2000, $125,000 in 1999 and $252,000 in 1998.

7.       Income Taxes

         The  (benefit  from)   provision  for  income  taxes  consists  of  the
following:
         (in thousands)                                                             Year Ended June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------
         Current:
              Federal..............................................    $     161        $     285         $   2,970
              State................................................          (86)             184               363
              Foreign..............................................          166              851               330
                                                                       ---------        ---------         ---------
         Total current.............................................          241            1,320             3,663

         Deferred:
              Federal..............................................         (515)             389            (1,580)
              State................................................         (319)             (89)             (264)
                                                                       ----------       ----------        ----------
         Total deferred............................................         (834)             300            (1,844)
                                                                       ----------       ---------         ----------
         (Benefit from) provision for income taxes.................    ($    593)       $   1,620         $   1,819
                                                                        =========       =========         =========

         The difference between the (benefit from) provision for income taxes and the amount computed by applying the federal statutory income tax rate to
(loss) income before (benefit from) provision for income taxes is explained below:

         (in thousands)                                                             Year Ended June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------
         Tax at federal statutory rate.............................    ($    687)       $   1,404         $   1,387
         State taxes, net of federal benefit.......................          (33)              63                33
         Foreign taxes.............................................          441              562               218
         Tax credits...............................................         (791)            (350)             (180)
         Merger and acquisition related expenses...................          255                -                 -
         Non-deductible meals, entertainment and exchange losses...          125               81               185
         Other.....................................................           97             (140)              176
                                                                       ---------        ---------         ---------
         (Benefit from) provision for income taxes.................    ($    593)       $   1,620         $   1,819
                                                                        =========       =========         =========

         Significant components of the Company's deferred tax assets and liabilities are as follows:

         (in thousands)                                                                          June 30,
                                                                                        ---------------------------
                                                                                           2000             1999
                                                                                        ---------         ---------
         Deferred tax assets:
           Net operating loss carryforwards...........................................  $     367         $     459
           Tax credit carryforwards...................................................      1,626               553
           Inventory valuation accounts...............................................      1,238             1,146
           Warranty reserves..........................................................        734               785
           Other accruals and reserves not currently deductible for tax purposes......      2,880             2,239
           Other......................................................................        237               202
                                                                                        ---------         ---------
           Total deferred tax assets..................................................      7,082             5,384
           Valuation allowance........................................................       (888)             (836)
                                                                                        ----------        ----------
           Net deferred tax assets....................................................      6,194             4,548
                                                                                        ---------         ---------

         Deferred tax liabilities:
           Purchased intangibles......................................................       (759)                -
           Foreign earnings...........................................................       (463)             (410)
                                                                                        ----------        ----------
           Net deferred tax liabilities...............................................     (1,222)             (410)
                                                                                        ----------        ----------

         Total net deferred tax assets................................................  $   4,972         $   4,138
                                                                                        =========         =========

         The  change  in  the   valuation   allowance  was  a  net  increase  of
approximately $52,000 for 2000 and a net decrease of approximately $91,000 for 1999.

         At June 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.0 million which will begin to expire in 2001 if unused. The Company also had credit carryforwards of approximately $1.6 million which will begin to expire in 2000 if unused. Utilization of the net operating loss carryforwards and a portion of the tax credit carryforwards is limited to approximately $300,000 per year.

         For financial reporting purposes, a valuation allowance of $888,000 has been established primarily to offset the deferred tax assets related to certain tax credits and net operating loss carryforwards.

         Pretax income (losses) from foreign operations was approximately $267,000 in 2000, $1.5 million in 1999, and ($605,000) in 1998.

8.       Net Income (Loss) Per Share

         Net (loss) income per share is calculated as follows:
         (in thousands, except per share amounts)                                   Year Ended June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------
           Net (loss) income                                           $  (1,427)       $   2,511         $   2,261
                                                                       ==========       =========         =========
           Basic:
              Weighted-average shares outstanding                          9,774            9,302             9,154
                                                                       =========        =========         =========
              Net (loss) income per share                              $  (0.15)        $    0.27         $    0.25
                                                                       =========        =========         ========

           Diluted:
              Weighted-average shares outstanding                          9,774            9,302             9,154
              Effect of dilutive securities:
                Stock options                                                  -              182               535
                                                                       ---------        ---------         ---------
              Weighted-average shares outstanding                          9,774            9,484             9,689
                                                                       =========        =========         =========
              Net (loss) income per share                              $  (0.15)        $    0.26         $    0.23
                                                                       =========        =========         =========

         Stock options to purchase 160,480 and 463,054 shares of common stock were outstanding during the years ended June 30, 1999 and 1998, respectively, but were not included in the calculations of diluted EPS because the option's exercise price was greater than the average market price of the Company's common stock during those years. If the Company had reported net income for the year ended June 30, 2000, the calculation of diluted net income per share would have included approximately 1,658,000 additional common equivalent shares relating to outstanding employee stock options not included above (determined using the treasury stock method).

9.       Segment Information

         The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," in 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company has three reportable business segments, the Assembly and Material Handling ("AMH") operations segment, the Semiconductor operations segment and the SILMA Software operations segment. The AMH operations segment provides intelligent automation software and hardware products for assembly, material handling and packaging applications.

         The Semiconductor operations segment provides semiconductor contamination control products, such as, standard and customized products for contamination control (mini and micro environments), Standard Mechanical Interfaces ("SMIF") integration and front-end wafer handling solutions for semiconductor OEMs. In addition, the segment provides end users guidance and inspection vision products and robots to end users.

         The SILMA Software ("SILMA") operations segment provides 3-D graphical simulation tools for assembly process design, simulation and analysis.

         The  reportable  segments  are each  managed  separately  because  they
manufacture  and  distribute   distinct   products  with  different   production
processes.

         The Company evaluates performance and allocates resources based on segment revenues and segment operating income (loss). Segment operating income
(loss) comprises income before unallocated research and development expenses, unallocated selling, general and administrative expenses, amortization of intangibles, interest income, interest and other expenses and income taxes.

         Management does not fully allocate research and development expenses and selling, general and administrative expenses when making capital spending decisions, expense funding decisions or assessing segment performance. There were no intersegment sales or transfers between segments.

         Segment  information  for total assets and capital  expenditures is not presented as such  information is not used in measuring  segment  performance or allocating resources among segments.
         (in thousands)                                                            Year Ended June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------
         Revenue:
           Assembly and Material Handling operations ..............    $  81,454        $  74,858         $  94,308
           Semiconductor operations................................       12,438            5,347             7,046
           SILMA Software operations...............................        5,320            7,169             4,086
                                                                       ---------        ---------         ---------
               Total revenue                                           $  99,212        $  87,374         $ 105,440
                                                                       =========        =========         =========

         Operating (loss) income:
           Assembly and Material Handling operations...............    $  19,378        $  18,803         $  24,962
           Semiconductor operations................................        1,674        (     207)        (     145)
           SILMA Software operations...............................    (     548)           2,372         (     501)
                                                                       ---------        ---------         ---------
           Segment profit (loss)                                          20,504           20,968            24,316




           Unallocated research, development and engineering
              and selling, general and administrative..............    (  23,270)       (  17,763)        (  21,207)
           Interest income.........................................        1,031              967               998
           Interest expense........................................         (285)             (41)              (27)
                                                                       ---------        ---------         ---------
           (Loss) income before provision for (benefit from)
              income taxes                                             $  (2,020)       $   4,131         $   4,080
                                                                       =========        =========         =========

         Management also assesses the Company's performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

         (in thousands)                                                            Year Ended June 30,
                                                                       --------------------------------------------
                                                                         2000              1999             1998
                                                                       ---------        ---------         ---------

         Revenue:
           United States...........................................    $  54,320        $  46,119         $  65,630
           Germany.................................................       12,865           12,701            10,088
           France..................................................       12,665           10,991            11,834
           Other European countries................................       13,575           12,955            12,815
           All other countries.....................................        5,787            4,608             5,073
                                                                       ---------        ---------         ---------
                                                                       $  99,212        $  87,374         $ 105,440
                                                                       =========        =========         =========

         Long-lived assets:
           United States...........................................    $  24,888        $   7,099         $   7,112
           All other countries.....................................          469              473               508
                                                                       ---------        ---------         ---------
              Total long-lived assets                                  $  25,357        $   7,572         $   7,620
                                                                       =========        =========         =========


         Total long-lived assets...................................    $  25,357        $   7,572         $   7,620
         Other assets including current............................       68,166           64,105            62,690
                                                                       ---------        ---------         ---------
              Total consolidated assets                                $  93,523        $  71,677         $  70,310
                                                                       =========        =========         ---------

         No single customer accounted for more than 10% of the Company's net revenue in 2000, 1999 and 1998.

10.      Subsequent event

         On July 21, 2000, the Company acquired HexaVision Technologies, Inc. ("HexaVision"), a Canadian corporation. HexaVision is a machine vision research and development company. Under the terms of the purchase agreement, the Company paid $ 5.1 million in cash and will be issuing shares of its common stock to the shareholders of HexaVision with a value of $1.1 million subject to certain conditions. In addition, two payments totaling approximately $1.6 million in cash are contingent upon the achievement of certain operational milestones by HexaVision. The Company intends to account for the acquisition under the purchase method and will include the results of operations of HexaVision in Adept's results of operations beginning July 21, 2000.

                                                                                                            SCHEDULE II
                                                  ADEPT TECHNOLOGY, INC.
                                            VALUATION AND QUALIFYING ACCOUNTS
                                                      (in thousands)
                                                 Balance           Additions
                                                   at             Charged to                                  Balance
                                                Beginning          Costs and                                  at End
                Description                     of Period          Expenses           Deductions (1)         of Period
--------------------------------------------   ------------      --------------      -----------------      ------------


Year ended June 30, 1998:
          Allowance for doubtful accounts      $       459       $       346         $        343           $       462

Year ended June 30, 1999:
          Allowance for doubtful accounts              462               389                  135                   716

Year ended June 30, 2000:
          Allowance for doubtful accounts              716               516                  595                   637



----------
(1) Includes write offs net of recoveries.

         (a)(3)   Exhibits

                  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S- 1 (No. 33-98816) (the "1995 Form S-1")).

                  3.2          Bylaws of the Registrant, as amended to date .

                  10.1 *****   1983  Stock  Incentive   Program,   and  form  of
                               agreements thereto (incorporated by reference to Exhibit 10.1 to the 1995 Form S-1).

                  10.2  *****  1993 Stock Plan as amended, and form of agreement thereto  (incorporated  by  reference  to Exhibit
                               10.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).

                  10.3 *****   1998 Employee Stock Purchase Plan as amended, and
                               form  of  agreements  thereto   (incorporated  by
                               reference  to  Exhibit  10.3 to the  Registrant's
                               Form 10-K for the fiscal year ended June 30, 1999
                               (the "1999 Form 10-K")).

                  10.4  *****  1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

                  10.5 Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

                  10.6.1 Lease Agreement between the Registrant and Technology Associates I dated July 18, 1986, as amended (incorporated by reference to Exhibit
                               10.6.1 to the 1995 Form S-1).

                  10.6.2       Office  Building  Lease  between  Registrant  and
                               Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

                  10.6.3 Standard Office Lease - Gross between SILMA Incorporated and South Bay/Copley Joint Venture dated November 11, 1992 (incorporated by reference to Exhibit 10.6.3 to the 1995 Form S-1).

                  10.6.4 Fifth Amendment to Lease between Registrant and Metropolitan Life Insurance Company dated as of December 5, 1996 (incorporated by reference to
                               Exhibit 10.6.4 to the 1997 Form 10-K).

                  10.7 *****   Loan  Payoff  Plan dated  August 3, 1993  between
                               Registrant and Charles Duncheon (incorporated by reference to Exhibit 10.7 to the 1995 Form S-1).

                  10.7.1 ***** Promissory  Note between  Registrant  and Charles
                               Duncheon dated August 20, 1998 (incorporated by reference to Exhibit 10.7.1 to the 1999 Form 10-K).

                  10.7.2 ***** Promissory  Note between  Registrant  and Richard
                               Casler dated April 16, 1999 (incorporated by reference to Exhibit 10.7.2 to the 1999 Form 10-K).

                  10.7.3 ***** Promissory  Note  between  Registrant  and  Brian
                               Carlisle dated May 7, 1999 (incorporated by reference to Exhibit 10.7.3 to the 1999 Form 10-K).

                  10.7.4 ***** Promissory  Note  between  Registrant  and  Bruce
                               Shimano dated May 7, 1999 (incorporated by reference to Exhibit 10.7.4 to the 1999 Form 10-K).

                  10.8 *****   Offer  Letter  between the  Registrant  and Marcy
                               Alstott  dated  February  19,  1998,  as  amended
                               (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended
                               June 30, 1998 (the "1998 Form 10-K")).

                  10.8.1 ***** Promissory  Note  between  Registrant  and  Marcy
                               Alstott dated April 27, 1998 (incorporated by reference to Exhibit 10.8.1 to the 1998 Form 10-K).

                  10.8.2 ***** Offer Letter  between the Registrant and Kathleen
                               Fisher dated July 16, 1999 (incorporated by reference to Exhibit 10.8.2 to the 1999 Form 10-K).

                  10.8.3 ***** Promissory  Note between  Registrant and Kathleen
                               Fisher dated August 2, 1999 (incorporated by reference to Exhibit 10.8.3 to the 1999 Form 10-K).

                  10.9 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K).

                  10.10 Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC for the premises located at 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-K).

                  10.10.1 First Amendment to Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.1 to the 1998 Form 10-K).

                  10.10.2 Sublease between the Registrant and Ascent Logic Corporation dated as of July 31, 1998 (incorporated by reference to Exhibit 10.10.2 to the 1998 Form 10-K).

                  10.10.3 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998.

                  10.10.4 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989.

                  10.10.5 Lease Agreement dated April 28, 2000 between Registrant and Michael and Diane Edwards for premises located in Tucson, Arizona.

                  10.10.6      Lease   Agreement  dated  May  19,  2000  between
                               NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California.

                  13.1         Portions  of   Registrant's   Annual   Report  to
                               Shareholders for the fiscal year ended June 30, 2000.

                  21.1         Subsidiaries of the Registrant.

                  23.1         Consent  of  Ernst  &  Young   LLP,   Independent
                               Auditors.

                  24.1 Power of Attorney (See Signature Page to this Annual Report on Form 10-K).

                  27.1         Financial Data Schedule.

------------------

 *****   Management contract or compensatory plan or arrangement.