Form 10-K/A
period 2000-06-30
ADEPT TECHNOLOGY INC
filed 2000-10-04
CIK 865415

The following items were the subject of a
                                       Form 12b-25 and are included herein:
                                       Item 14(a)(3) Exhibits


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

EXPLANATORY NOTE:

         This amendment to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2000 is filed to correct typographical errors in the exhibit list in Item 14 and to include additional exhibits in Item 14. The Registrant has made no further changes to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


         (a)(3)   Exhibits

                  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S- 1 (No. 33-98816) (the "1995 Form S-1")).

                  3.2          Bylaws of the Registrant, as amended to date.

                  10.1*        1983  Stock  Incentive   Program,   and  form  of
                               agreements thereto (incorporated by reference to Exhibit 10.1 to the 1995 Form S-1).

                  10.2* 1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit
                               10.2 to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).

                  10.3* 1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K")).

                  10.4* 1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the 1997 Form 10-K).

                  10.5 Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

                  10.6 Lease Agreement between the Registrant and Technology Associates I dated July 18, 1986, as amended (incorporated by reference to Exhibit
                               10.6.1 to the 1995 Form S-1).

                  10.7         Office  Building  Lease  between  Registrant  and
                               Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

                  10.8 Standard Office Lease - Lease between SILMA Incorporated and South Bay/Copley Joint Venture dated November 11, 1992 (incorporated by reference to Exhibit 10.6.3 to the 1995 Form S-1).

                  10.9 Fifth Amendment to Lease between Registrant and Metropolitan Life Insurance Company dated as of December 5, 1996 (incorporated by reference to
                               Exhibit 10.6.4 to the 1997 Form 10-K).

                  10.10* Loan Payoff Plan dated August 3, 1993 between Registrant and Charles Duncheon (incorporated by reference to Exhibit 10.7 to the 1995 Form S-1).

                  10.11* Promissory Note between Registrant and Charles Duncheon dated August 20, 1998 (incorporated by reference to Exhibit 10.7.1 to the 1999 Form 10-K).

                  10.12* Promissory Note between Registrant and Richard Casler dated April 16, 1999 (incorporated by reference to Exhibit 10.7.2 to the 1999 Form 10-K).

                  10.13* Promissory Note between Registrant and Brian Carlisle dated May 7, 1999 (incorporated by reference to Exhibit 10.7.3 to the 1999 Form 10-K).

                  10.14* Promissory Note between Registrant and Bruce Shimano dated May 7, 1999 (incorporated by reference to Exhibit 10.7.4 to the 1999 Form 10-K).

                  10.15* Offer Letter between the Registrant and Marcy Alstott dated February 19, 1998, as amended (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K")).

                  10.16* Promissory Note between Registrant and Marcy Alstott dated April 27, 1998 (incorporated by reference to Exhibit 10.8.1 to the 1998 Form 10-K).

                  10.17* Offer Letter between the Registrant and Kathleen Fisher dated July 16, 1999 (incorporated by reference to Exhibit 10.8.2 to the 1999 Form 10-K).

                  10.18* Promissory Note between Registrant and Kathleen Fisher dated August 2, 1999 (incorporated by reference to Exhibit 10.8.3 to the 1999 Form 10-K).

                  10.19 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K).

                  10.20 Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC for the premises located at 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-K).

                  10.21 First Amendment to Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.1 to the 1998 Form 10-K).

                  10.22 Sublease between the Registrant and Ascent Logic Corporation dated as of July 31, 1998 (incorporated by reference to Exhibit 10.10.2 to the 1998 Form 10-K).

                  10.23 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998.

                  10.24 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989.

                  10.25 Lease Agreement dated April 28, 2000 between Registrant and Michael and Diane Edwards for premises located in Tucson, Arizona.

                  10.26        Lease   Agreement  dated  May  19,  2000  between
                               NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California.

                  10.27** Agreement between Registrant and Altron Systems Corporation (acquired by Sanmina Corporation) dated January 30, 1998.

                  10.28        Agreement    between    Registrant    and   Ramix
                               Incorporated dated October 27, 1998.

                  10.29 Robert Module Purchase and Service Agreement between Registrant and NSK Corporation dated January 19, 1995.

                  10.30**      Agreement   between   Registrant  and  Electronic
                               Manufacturing  Systems,  Inc.  dated  August  28,
                               1997.

                  10.31** Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995.

                  10.32** Original Equipment Manufacturer Agreement between Registrant and Samsung Electronics Co., LTD dated July 16, 1998.

                  10.33**      Sublicense  Agreement  between SILMA  Division of
                               Registrant   and  Adept  Japan  Co.,   LTD  dated
                               September 26, 2000.

                  10.34**      Original Equipment Manufacturer Agreement between
                               Registrant  and  Yaskawa   Electric  Corp.  dated
                               August 29, 2000.

                  21.1         Subsidiaries of the Registrant.

                  23.1         Consent  of  Ernst  &  Young   LLP,   Independent
                               Auditors.

                  24.1 Power of Attorney (See Signature Page to this Annual Report on Form 10-K).

                  27.1         Financial Data Schedule.

------------------

 *   Management contract or compensatory plan or arrangement.

** Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

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

Date:  October 4, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

------------------------------- -------------------------------------------------- -------------------------
            Signature                             Title                                  Date
            ---------                             -----                                  ----

*                               Chairman of the Board of Directors and Chief       October 4, 2000
-----------------------------   Executive Officer (Principal Executive Officer)
Brian R. Carlisle

/s/ Michael W. Overby           Vice President, Finance and Chief Financial        October 4, 2000
-----------------------------   Officer (Principal Financial and Accounting
Michael W. Overby               Officer)


*                               Vice President, Research and Development,          October 4, 2000
-----------------------------   Secretary and Director
Bruce E. Shimano


------------------------------- -------------------------------------------------- -------------------------
            Signature                             Title                                  Date
            ---------                             -----                                  ----

*                               Director                                           October 4, 2000
-----------------------------
Ronald E. F. Codd

*                               Director                                           October 4, 2000
-----------------------------
Michael P. Kelly

*                               Director                                           October 4, 2000
-----------------------------
Cary R. Mock

*                               Director                                           October 4, 2000
-----------------------------
John E. Pomeroy

* By: /s/ Michael W. Overby
      -------------------------
      Michael W. Overby
      Attorney-in-Fact
