Form 10-Q
period 2000-09-30
ADEPT TECHNOLOGY INC
filed 2000-11-13
CIK 865415

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30 , 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122

                             ADEPT TECHNOLOGY, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

          California                                   94-2900635
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            150 Rose Orchard Way
            San Jose, California                              95134
--------------------------------------------        ----------------------------
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

The number of shares of the Registrant's common stock outstanding as of October 30, 2000 was 10,855,540.

--------------------------------------------------------------------------------

                                               ADEPT TECHNOLOGY, INC.

                                                        INDEX

                                                                                                               Page
                                                                                                               ----
PART I - FINANCIAL INFORMATION

    Item 1.   Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                  September 30, 2000 and June 30, 2000........................................................    3


                Condensed Consolidated Statements of Operations
                  Three months ended September 30, 2000 and October 2, 1999...................................    4


                Condensed Consolidated Statements of Cash Flows
                  Three months ended September 30, 2000 and October 2, 1999...................................    5


                Notes to Condensed Consolidated Financial Statements..........................................    6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   12

    Item 3.   Qualitative and Quantitative Disclosures About Market Risk......................................   28



PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings.............................................................................     29

    Item 6.   Exhibits and Reports on Form 8-K................................................................   29

              Signatures......................................................................................   30

              Index to Exhibits...............................................................................   31

                                                       ADEPT TECHNOLOGY, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                      September 30,         June 30,
                                                                                                           2000               2000
                                                                                                         -------            -------
                                                                                                       (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                            $ 5,721            $13,487
     Short-term investments                                                                                 2,854              6,950
     Accounts receivable, less allowance for doubtful accounts of
        $593 at September 30, 2000 and $637 at June 30, 2000                                               22,721             25,527
     Inventories                                                                                           17,818             15,153
     Deferred tax and other current assets                                                                  6,919              7,049
                                                                                                          -------            -------
         Total current assets                                                                              56,033             68,166

Property and equipment at cost                                                                             28,716             25,675
Less accumulated depreciation and amortization                                                             21,227             20,092
                                                                                                          -------            -------
Property and equipment, net                                                                                 7,489              5,583
Goodwill and other intangibles, net                                                                        21,604             16,963
Other assets                                                                                                5,499              2,811
                                                                                                          -------            -------
         Total assets                                                                                     $90,625            $93,523
                                                                                                          =======            =======

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable                                                                                     $ 8,805            $10,841
     Other accrued liabilities                                                                              9,541             10,732
                                                                                                          -------            -------
         Total current liabilities                                                                         18,346             21,573

Long-term liabilities:
     Deferred income tax                                                                                    1,403              1,222

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value:
       5,000 shares authorized, none issued and outstanding                                                  --                 --
     Common stock, no par value:
       25,000 shares authorized, 10,809 shares issued and outstanding
       at September 30, 2000, and 10,677 shares at June 30, 2000                                           68,047             67,184
     Retained earnings                                                                                      2,829              3,544
                                                                                                          -------            -------
         Total shareholders' equity                                                                        70,876             70,728
                                                                                                          -------            -------
         Total liabilities and shareholders' equity                                                       $90,625            $93,523
                                                                                                          =======            =======

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                           Three months ended
                                                           ------------------
                                                       September 30,  October 2,
                                                       -------------  ----------
                                                           2000          1999
                                                           ----          ----

Net revenues                                            $ 27,621       $ 20,634
Cost of revenues                                          14,783         12,747
                                                        --------       --------
Gross margin                                              12,838          7,887
Operating expenses:
     Research, development and engineering                 4,866          3,459
     Selling, general and administrative                   7,836          7,257
     Merger-related charges                                 --              988
     Amortization of goodwill and other intangibles        1,425           --
                                                        --------       --------
 Total operating expenses                                 14,127         11,704
                                                        --------       --------

Operating loss                                            (1,289)        (3,817)

Interest income, net                                         189            309
                                                        --------       --------

Loss before benefit from income taxes                     (1,100)        (3,508)

Benefit from income taxes                                   (385)        (1,062)
                                                        --------       --------

Net loss                                                $   (715)      $ (2,446)
                                                        ========       ========

Net loss per share:

     Basic                                              $  (0.07)      $  (0.26)
                                                        ========       ========
     Diluted                                            $  (0.07)      $  (0.26)
                                                        ========       ========

Number of shares used in computing per share amounts:

     Basic                                                10,743          9,491
                                                        ========       ========
     Diluted                                              10,743          9,491
                                                        ========       ========

See accompanying notes.

                                            ADEPT TECHNOLOGY, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (unaudited)
                                                (in thousands)

                                                                                     Three months ended
                                                                                     ------------------
                                                                                 September 30,  October 2,
                                                                                 -------------  ----------
                                                                                    2000          1999
                                                                                    ----          ----
Operating activities
   Net loss                                                                     $   (715)           $ (2,446)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                                   746                 784
      Amortization                                                                 1,486                  25
      Loss (gain) on disposal of property and equipment                               12                  (2)
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                        2,909               1,154
        Inventories                                                               (2,665)             (1,158)
        Deferred tax assets and other prepaid expenses                               495                 615
        Other assets                                                                (655)               (251)
        Accounts payable                                                          (2,770)                620
        Accrued liabilities                                                       (2,163)               (882)
                                                                                --------            --------
      Total adjustments                                                           (2,605)                905
                                                                                --------            --------
       Net cash used in operating activities                                      (3,320)             (1,541)
                                                                                --------            --------

Investing activities
   Business acquisitions                                                          (7,050)               --
   Purchase of property and equipment                                             (2,355)               (356)
   Proceeds from the sale of property and equipment                                 --                     8
   Purchases of short-term available-for-sale investments                        (10,680)            (41,517)
   Sales of short-term available-for-sale investments                             14,776              40,279
                                                                                --------            --------
   Net cash used in investing activities                                          (5,309)             (1,586)
                                                                                --------            --------

Financing activities
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                      863                 298
                                                                                --------            --------
  Net cash provided by financing activities                                          863                 298
                                                                                --------            --------
  Decrease in cash and cash equivalents                                           (7,766)             (2,829)
  Cash and cash equivalents, beginning of period                                  13,487              11,816
                                                                                --------            --------
  Cash and cash equivalents, end of period                                      $  5,721            $  8,987
                                                                                ========            ========

  Supplemental disclosure of noncash activities:
      Inventory capitalized into property and equipment including
        related tax                                                             $    228            $     65
  Cash paid during the period for:

  Taxes paid                                                                    $    256            $    227

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

         The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 28, 2000. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2001 or for any other future period.

         Net (Loss) Income per Share

         Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents are anti-dilutive.

         Derivative Financial Instruments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company's foreign currency exchange rate hedging activities have been insignificant to date, and the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

         The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, the Company began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. The Company recognized gains of $196,000 for the three months ended September 30, 2000.

         The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. The Company does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3,931,400 at September 30, 2000. There were no foreign exchange contracts at October 2, 1999.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.      Mergers and Acquisitions.

        HexaVision Technologies Inc.

        On July 21, 2000, the Company acquired HexaVision Technologies Inc. ("HexaVision"), a Canadian corporation. HexaVision is a machine vision research and development company. Under the terms of the purchase agreement, Adept paid $5.5 million in cash, which includes transaction costs of $0.4 million. In addition, the Company will be issuing shares of its common stock with a value of $1.1 million and making two cash payments totaling approximately $1.6 million to the shareholders of HexaVision contingent upon the continued employment of more than 50% of selected HexaVision employees through July 2001. The Company deposited $1.6 million into an escrow account pending resolution of the contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares issued, these amounts will be allocated to goodwill. The acquisition of HexaVision has been accounted for under the purchase method of accounting.

        The purchase price of HexaVision was allocated, based on preliminary estimates of fair value, to goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their estimated fair value. Other intangible assets primarily represent developed technology and assembled workforce and non-compete covenants. The allocation of the purchase price is subject to change based upon the completion of an independent valuation of the assets and liabilities of HexaVision as well as the determination of the final transaction costs.

        For the HexaVision acquisition, below is a table of the preliminary acquisition cost, preliminary purchase price allocation and annual amortization of the intangible assets acquired:

        (in thousands)

                                                                                                        Annual
                                                                                Amortization         Amortization
                                                       Acquisition Cost             Life            of Intangibles
                                                   ------------------------- ------------------- ---------------------

      Cash                                             $          5,100
      Transaction costs.....................                        352
                                                       ----------------
           Total acquisition cost...........           $          5,452
                                                       ================

      Purchase Price Allocation
         Net liabilities assumed............           $           (205)
         Developed and core technology......                        140            30 months         $             56
         Non-compete covenant...............                        130            30 months                       52
         Assembled workforce................                        254            30 months                      102
         Goodwill...........................                      5,133            30 months                    2,053
                                                       ----------------                              ----------------
           Total............................           $          5,452                              $          2,263
                                                       ================                              ================

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

        The following pro forma data was prepared to illustrate the estimated effect of the acquisition of HexaVision as if the acquisition of HexaVision had occurred as of the beginning of the year ended June 30, 2000:

        (in thousands):


        Net revenues...............................................    $ 99,331
        Net loss...................................................     (5,502)

        Net loss (income) per share:
          Basic....................................................    $ (0.56)
          Diluted..................................................    $ (0.56)

        The pro forma results of operation have been prepared for comparison purposes only and do not necessarily indicate what results would have been if the acquisition of HexaVision occurred at the beginning of the year ended June 30, 2000.

3. Financial Instruments

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as
        held-to-maturity,   trading,  or   available-for-sale  at  the  time  of
        purchase.

        At  September  30,  2000  and  June  30,  2000,  all  of  the  Company's
        investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 2000 and the three months ended September 30, 2000, realized and unrealized gains and losses on available-for-sale investments were not material.

4. Inventories

         Inventories   are  stated  at  the  lower  of  standard   cost,   which
         approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:


           (in thousands)                         September 30,        June 30,
                                                      2000               2000
                                                  -------------      -----------

           Raw materials......................    $      6,972       $     6,097
           Work-in-process....................           4,795             3,036
           Finished goods.....................           6,051             6,020
                                                  ------------       -----------
                                                  $     17,818       $    15,153
                                                  ============       ===========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5. Property and Equipment

        Property and equipment are recorded at cost.

        The components of property and equipment are summarized as follows:

         (in thousands)                             September 30,     June 30,
                                                        2000            2000
                                                    ------------   ------------
         Cost:
           Machinery and equipment................  $     14,795   $     13,303
           Computer equipment.....................        10,300          8,975
           Office furniture and equipment.........         3,621          3,397
                                                    ------------   ------------
                                                          28,716         25,675
         Accumulated depreciation and amortization        21,227         20,092
                                                    ------------   ------------
         Net property and equipment...............  $      7,489   $      5,583
                                                    ============   ============

6.   Merger-Related Expenses

         In July 1999, the Company incurred a merger-related charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000 and other non-recurring expenses relating to the acquisition of $235,000.

7. Income Taxes

         The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate.

8. Net Loss per Share
                                                                  Three months ended
                                                           ---------------------------------

         (in thousands)                                    September 30,          October 2,
                                                               2000                  1999
                                                           ------------         ------------

         Net loss .......................................  $       (715)        $     (2,446)

         Basic:
           Weighted average shares outstanding...........        10,743                9,491
                                                           ============         ============
           Net loss per share............................  $       (.07)        $       (.26)
                                                           ============         ============

         Diluted:
           Weighted average shares outstanding...........        10,743                9,491
           Effect of dilutive securities
              - employee stock options...................          --                   --
                                                           ------------         ------------
           Adjusted weighted average shares outstanding
              - assumed conversion.......................        10,743                9,491
                                                           ============         ============
           Net loss per share                              $       (.07)        $       (.26)
                                                           ============         ============

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

9. Impact of Recently Issued Accounting Standards

         Staff Accounting Bulletin No. 101 - Revenue Recognition

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for the Company, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. The Company is in the process of assessing the impact of SAB 101 on its consolidated results of operations, financial position, and cash flows based upon the most current information.

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

         The Semiconductor operations segment provides semiconductor contamination control products, such as, standard and customized products for contamination control (mini and micro environments), Standard Mechanical Interfaces ("SMIF") wafer integration and front-end wafer handling solutions for semiconductor OEMs. In addition, the segment provides end users guidance and inspection vision products and robots to end users.

         The SILMA Software ("SILMA") operations segment provides 3-D graphical simulation tools for assembly process design, simulation and analysis.

         The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

         The Company evaluates performance and allocates resources based on segment revenues and segment operating (loss) income. Segment operating
         (loss) income comprises income before unallocated research and development expenses, unallocated selling, general and administrative expenses, amortization of intangibles, interest income, interest and other expenses and income taxes.

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

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                              Three months ended
                                                                       ---------------------------------

         (in thousands)                                                September 30,         October 2,
                                                                           2000                 1999
                                                                       -------------       -------------

         Revenue:
           Assembly and Material Handling operations...............    $      22,480       $      17,401
           Semiconductor operations................................            3,749               2,319
           SILMA Software operations...............................            1,392                 914
                                                                       -------------       -------------
                Total revenue......................................    $      27,621       $      20,634
                                                                       =============       =============


         Operating (loss) income:
           Assembly and Material Handling operations...............    $       5,713       $       2,914
           Semiconductor operations................................              709                 381
           SILMA Software operations...............................             (148)               (527)
                                                                       --------------      --------------
           Segment profit .........................................            6,274               2,768
           Unallocated research, development and engineering and
              selling, general and administrative..................           (7,563)             (6,585)
           Interest income.........................................              193                 309
           Interest expense........................................               (4)                  -
                                                                       -------------       -------------
           Loss before benefit from
             income taxes..........................................    $      (1,100)      $      (3,508)
                                                                       =============       =============

11. Comprehensive Income

         For the three  months  ended  September  30,  2000 and October 2, 1999,
         there  were  no   significant   differences   between   the   Company's
         comprehensive (loss) income and its net (loss) income.


12. Reclassification

         Certain amounts presented in the financial statements for prior periods have been reclassified to conform to the presentation for fiscal 2001.

                             ADEPT TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

     o   marketing and commercialization of our products under development;

     o our estimates regarding our capital requirements and our needs for additional financing;

     o plans for future products and services and for enhancements of existing products and services:

     o   our ability to attract customers and market our products;

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

In some cases, forward-looking statements can be identified by terms such as "may," "intend,", "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.

OVERVIEW

We provide intelligent production automation solutions to our customers in many industries including the semiconductor, wireless communications, photonics, food, automotive, life sciences and electronics industries. We utilize our comprehensive portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation, or RDA, that reduces the time and cost to design, engineer and launch products into high-volume production. We market and sell our products worldwide through more than 300 system integrators, our direct sales force and OEMs.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended September 30, 2000. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 30, 2000. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

                             ADEPT TECHNOLOGY, INC.

Results of Operations

Three Month Periods Ended September 30, 2000 and October 2, 1999

Net revenues. Our net revenues increased by 33.9% to $27.6 million for the three months ended September 30, 2000 from $20.6 million for the three months ended October 2, 1999. The increase over the first quarter of 1999 is primarily attributable to continued growth in mechanized system sales and stand-alone controller sales, which were up 39.1%, collectively, versus the corresponding quarter a year ago. We also experienced gains domestically in two of our growth markets. Sales in the semiconductor markets were 13.6% of revenue, up 62% from the corresponding quarter a year ago, and sales into the photonics markets represented 4.5% of revenue versus less than 1.0% of revenue for the corresponding quarter a year ago.

Our domestic sales totaled $16.1 million for the three months ended September 30, 2000, compared with $11.1 million for the three months ended October 2, 1999, an increase of 44.6%. The growth in domestic sales was principally attributable to increases in sales to the semiconductor markets, which were primarily made in the domestic market.

Our  international  sales  totaled  $11.5  million  for the three  months  ended
September 30, 2000, compared with $9.5 million for the three months ended October 2, 1999, an increase of 21.2%. The growth in international sales came primarily from increased sales of stand-alone controllers to European-based OEM customers. This growth was somewhat offset by the continued strength of the U.S. dollar against the euro. We expect to see continued price pressure in these markets which may have a negative effect on revenue.

Gross margin. Gross margin as a percentage of net revenue was 46.5% for the three months ended September 30, 2000 compared to 38.2% for the three months ended October 2, 1999. Exclusive of the write down of $665,000 for excess and obsolete spare parts inventory in the first quarter of the prior year, the improvement in gross margin for the three months ended September 30, 2000 was primarily the result of increased volumes, while manufacturing operating expenses remained relatively flat. These improvements represent a better utilization of existing manufacturing resources, but as we enter new markets or experience significant growth in existing markets, the acquisition of additional capacity to meet those needs could negatively impact margins in the future.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 40.7% to $4.9 million, or 17.6% of net revenues, for the three months ended September 30, 2000 from $3.5 million, or 16.8% of net revenues, for the three months ended October 2, 1999. The increase in the three months ended September 30, 2000 was primarily due to increases in salaries and payroll-related expenses of $502,000, project material expenses of $78,000 and facilities expenses of $267,000. We expect that project and operating expenses will continue to increase as we continue to invest in new product development opportunities made available through our recent acquisitions. Research, development and engineering expenses for the three months ended September 30, 2000 were partially offset by third party funding of $18,000, compared to $129,000 for the three months ended October 2, 1999. We expect that we will continue to receive third party development funding from the government as well as other third parties during fiscal 2001. However, any funds budgeted by the government or other third parties for our development projects may be curtailed or eliminated at any time.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 8.0% to $7.8 million, or 28.4% of net revenues, for the three months ended September 30, 2000, as compared with $7.3 million, or 35.2% of net revenues, for the three months ended October 2, 1999. The increased level of spending for the three months ended September 30, 2000 was primarily attributable to increased headcount and compensation-related expenses. We expect that selling, general and administrative expenses will continue to increase as we continue to invest in new product marketing opportunities made available through our recent acquisitions.

                             ADEPT TECHNOLOGY, INC.

Merger-Related Charges. We did not incur any merger-related expenses during the three months ended September 30, 2000. In the quarter ended October 2, 1999, we incurred merger-related charges of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other non-recurring expenses relating to the BYE/Oasis acquisition of $235,000.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $1.4 million in amortization of goodwill and other intangibles relating to the acquisition of HexaVision, Nanomotion and Pensar for the three months ended September 30, 2000. See note 2 (Mergers and Acquisitions) to our condensed consolidated financial statements.

Interest Income, Net. Interest income for the three months ended September 30, 2000 was $189,000 compared to $309,000 for the three months ended October 2, 1999. The decrease was a result of a lower average cash balance attributable to our acquisition of HexaVision on July 21, 2000. See note 2 (Mergers and Acquisitions) to our condensed consolidated financial statements.

Benefit from Income Taxes. Our effective tax rate was 35% for the three months ended September 30, 2000 and 30% for the three months ended October 2, 1999. For the three months ended September 30, 2000, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized gains of $196,000 for the three months ended September 30, 2000 and none in 1999.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of September 30, 2000, we had working capital of approximately $37.7 million, including $5.7 million in cash and cash equivalents and $2.9 million in short-term investments.

Cash and cash equivalents decreased $7.7 million from June 30, 2000. Net cash used in operating activities of $3.3 million was primarily attributable to the net loss adjusted by depreciation and amortization, increased inventories, decreased accounts payable and accrued liabilities offset by decreased accounts receivable. The increase in inventories of $2.7 million during the quarter related primarily to new product introductions. Cash used in investing activities during the quarter included $7.1 million in cash paid as part of the purchase price for the acquisition of HexaVision, which was completed during the quarter, and $2.4 million used to purchase property and equipment, offset by $4.1 million of net proceeds from sales of short-term investments. Cash flows from financing activities during the quarter consisted of $0.9 million in proceeds from our employee stock incentive plan.

We believe that the existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our capital requirements for at least the next 12 months.

Acquisitions

On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., a Canadian corporation. HexaVision is a machine vision research and development company. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and will be issuing shares of our common

                             ADEPT TECHNOLOGY, INC.

stock to the shareholders of HexaVision with a value of $1.1 million, subject to certain conditions. In addition, the terms of the acquisition provide that we will make two payments totaling approximately $1.6 million to the shareholders of HexaVision contingent upon the continued employment of selected HexaVision employees through July 2001. We deposited $1.6 million into an escrow account pending resolution of these contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares are issued, these amounts will be allocated to goodwill. We have accounted for the acquisition under the purchase method. We believe the acquisition of HexaVision will enhance our machine vision products for all markets and facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision servoing for the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

New Accounting Pronouncements

Staff Accounting Bulletin No. 101 - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. We are in the process of assessing the impact of SAB 101 on our consolidated results of operations, financial position and cash flows based upon the most current information.

Statement of Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, of SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Our foreign currency exchange rate hedging activities have been insignificant to date, and the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

We depend on Sanmina Corporation for the supply of our circuit boards, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Imaging Technology Incorporated and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. If any one of these significant sole or single source supplier were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future.

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

                             ADEPT TECHNOLOGY, INC.

timely deliveries of key components could have a material adverse effect on our business, financial condition and results of operations.

Because our product sales are seasonal, we may not be able to maintain a steady revenue stream.

Our product sales are seasonal. We have historically had higher bookings for our products during the June quarter of each fiscal year and lower bookings during the September quarter of each fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the event bookings for our products in the June fiscal quarter are lower than anticipated and our backlog at the end of the June fiscal quarter is insufficient to compensate for lower bookings in the September fiscal quarter, our results of operations for the September fiscal quarter and future quarters will suffer. For example, with the exception of the quarter ending March 1999, our net revenues decreased as a result of reduced product bookings in each of the two previous fiscal quarters ending December 1999. In addition, during the quarter ending September 1999 our revenue declined for similar reasons. As a whole, our revenues were adversely affected by a decline in orders from customers primarily in the disk-drive industry during fiscal 2000 and fiscal 1999 and, to a lesser extent, the communications markets in fiscal 1999.

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

We are expanding development of intelligent automation solutions for the photonics industry, and our entry into this industry will require us to develop significant new capabilities and may not be successful.

We are expanding development of our intelligent automation solutions targeted at the photonics industry. We expect to devote significant financial, engineering and management resources to expand our development and marketing of these solutions. Our success in the photonics industry depends upon our ability to, among other things:

     o accurately determine the features and functionality that our photonics customers require or prefer;

     o successfully design and implement intelligent automation solutions that include these features and functionality;

                             ADEPT TECHNOLOGY, INC.

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

     o   system   integrators,   manufacturers  and  OEMs  may  not  enter  into
         agreements with us; and

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

                             ADEPT TECHNOLOGY, INC.

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

International sales were $11.5 million for the quarter ended September 30, 2000, $44.9 million for the fiscal year ended June 30, 2000, $41.2 million for the fiscal year ended June 30, 1999 and $39.8 million for the fiscal year ended June 30, 1998. This represented 41.7%, 45.2%, 47.2%, and 37.8% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

     o   unexpected changes in regulatory requirements;

     o   political and economic changes and disruptions;

                             ADEPT TECHNOLOGY, INC.

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

We may incur currency exchange-related losses in connection with our reliance on our single or sole source foreign suppliers.

We  make   yen-denominated   purchases  of  certain  components  and  mechanical
subsystems from certain of our sole or single source Japanese suppliers. Depending on the amount of yen-denominated purchases, we may engage in hedging transactions in the future. However, notwithstanding these precautions, we remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively effect our business, financial condition or results of operations.

If our hardware products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives. The European Union mandates that our products carry the CE mark denoting that

                             ADEPT TECHNOLOGY, INC.

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

Our hardware and software products are complex and, despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems when first introduced, when new versions or enhancements are released or even after these products or enhancements have been used in the marketplace for a period of time. We may discover product defects only after a product has been installed and used by customers. We may discover defects, errors or performance problems in future shipments of our products. These problems could result in expensive and time consuming design modifications or large warranty charges, expose us to liability for damages, damage customer relationships and result in loss of market share, any of which could harm our reputation and future business prospects. In addition, increased development and warranty costs could reduce our operating profits and could result in losses.

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

                             ADEPT TECHNOLOGY, INC.

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

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

                             ADEPT TECHNOLOGY, INC.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and copyright law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

For example, we are currently in the process of releasing our new micro and nano positioning mechanisms, NanoMotion process modules, SmartModules, Standard Platforms and Semiconductor front-ends. These products include significant new networking, hardware and software technology. The development of these products may not be completed in a timely manner, and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products in response to customer requirements or technological changes, our business may be harmed.

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

                             ADEPT TECHNOLOGY, INC.

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

We must comply with U.S. Department of Commerce regulations in shipping its software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.


Risks Related to our Stock

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. Between September 30, 1999 and September 30, 2000, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $5.44 to a high of $58.19. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

     o future announcements concerning our business or that of our competitors or customers;

     o the introduction of new products or changes in product pricing policies by us or our competitors;

     o   litigation regarding proprietary rights or other matters;

     o   change in analysts' earnings estimates;

     o   developments in the financial markets;

     o   quarterly fluctuations in operating results; and

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

                             ADEPT TECHNOLOGY, INC.

We may be subject to securities class action litigation if our stock price is volatile, which could result in substantial costs, distract management and damage our reputation.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. We may be the target of litigation of this kind in the future. Any securities litigation could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

                                                                                               Fair
         (in thousands)                2000          2001           2002         Total         Value
         --------------                ----          ----           ----         -----         -----

Cash equivalents
  Fixed rate.................      $ 13,487           --              --     $ 13,487        $ 13,487
  Average rate...............          3.90%          --              --         3.90%

 Auction rate securities
   Fixed rate................      $  3,500           --              --     $  3,500        $  3,500
   Average rate..............          4.49%          --              --         4.49%

 Auction rate preferred
   Variable rate.............      $  3,450           --              --     $  3,450        $  3,450
   Average rate..............          4.64%          --              --         4.64%
                                   --------        ------         -------    --------        --------
 Total Investment Securities.      $ 20,437           --              --     $ 20,437        $ 20,437
                                   --------        ------         -------    --------        --------
   Average rate..............          4.13%          --              --         4.13%

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer of guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions and may enter into foreign exchange forward contracts in the future. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs.

                             ADEPT TECHNOLOGY, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. Management has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Some of these end users have notified us that they might seek indemnification from us for any damages or expenses resulting from this matter.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)   The following exhibits are filed as part of this report.

         10.1 Industrial R&D Lease Agreement dated October 31, 2000 between the Registrant and Tri-Valley Campus 1, LLC for premises located at Livermore, California.

         10.2 Lease Agreement dated June 1, 1998 between Registrant and Technology Centre Associates LLC for the premises located at 150 Rose Orchard Way, San Jose, California.

         10.3 Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993.

         10.4 Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993.

         27.1     Financial Data Schedule.

         b)   Reports on Form 8-K.

              On July 27, 2000, a Form 8-K was filed by Adept announcing the completion of the acquisition of HexaVision Technologies Inc. On October 25, 2000, a Form 8-K/A was filed by Adept to amend the July 27, 2000 Form 8-K and include certain pro forma financial statements of HexaVision Technologies Inc. and Adept.

              On October 26, 2000, a Form 8-K was filed by Adept announcing its first quarter operating results.

              On October 26, 2000, a Form 8-K was filed by Adept announcing its proposed public offering of shares of its common stock.

              On October 26, 2000, a Form 8-K was filed by Adept announcing the filing by the Company of a registration statement on Form S-1 with the Securities and Exchange Commission.

                             ADEPT TECHNOLOGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 13, 2000          ADEPT TECHNOLOGY, INC.

                                     By:  /s/ Michael W. Overby
                                          --------------------------------------
                                          Michael W. Overby
                                          Vice President, Finance and
                                          Chief Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

         EXHIBITS

10.1     Industrial  R&D Lease  Agreement  dated  October 31,  2000  between the
         Registrant and Tri-Valley Campus 1, LLC for premises located at Livermore, California.

10.2 Lease Agreement dated June 1, 1998 between Registrant and Technology Centre Associates LLC for the premises located at 150 Rose Orchard Way, San Jose, California.

10.3 Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993.

10.4 Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993.

27.1     Financial Data Schedule.