Form 10-Q
period 2000-12-30
ADEPT TECHNOLOGY INC
filed 2001-02-07
CIK 865415

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

         California                                     94-2900635
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

 150 Rose Orchard Way San Jose, California                         95134
  (Address of Principal executive offices)                       (Zip Code)

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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of February 2, 2001 was 10,979,570.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX

                                                                                   PAGE
                                                                                   ----

PART I -- FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
 December 30, 2000 and June 30, 2000........................................       3


 Condensed Consolidated Statements of Operations
 Three and six months ended December 30, 2000 and January 1, 2000 ..........       4


 Condensed Consolidated Statements of Cash Flows
 Six months ended December 30, 2000 and January 1, 2000 ....................       5


 Notes to Condensed Consolidated Financial Statements ......................       6


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................      13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk ........      30



PART II -- OTHER INFORMATION

 Item 1. Legal Proceedings .................................................      31

 Item 4. Submission of Matters to a Vote of Security Holders ...............      31

 Item 6. Exhibits and Reports on Form 8-K ..................................      32

 Signatures ................................................................      32

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                              DECEMBER 30,          JUNE 30,
                                                              ------------          --------
                                                                  2000                2000
                                                                  ----                ----
                                                              (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                   $        4,636      $       13,487
 Short-term investments                                               1,216               6,950
 Accounts receivable, less allowance for doubtful
  accounts of $646 at December 30, 2000 and $637 at
  June 30, 2000                                                      25,288              25,527
 Inventories                                                         20,010              15,153
 Deferred tax and other current assets                                8,067               7,049
                                                             --------------      --------------
 Total current assets                                                59,217              68,166

Property and equipment at cost                                       31,176              25,675
Less accumulated depreciation and amortization                       22,059              20,092
                                                             --------------      --------------
Property and equipment, net                                           9,117               5,583
Goodwill and other intangibles, net                                  20,144              16,963
Other assets                                                          5,559               2,811
                                                             --------------      --------------
 Total assets                                                $       94,037      $       93,523
                                                             ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                            $       13,006      $       10,841
 Other accrued liabilities                                           10,153              10,732
                                                             --------------      --------------
 Total current liabilities                                           23,159              21,573

Long-term liabilities:
 Deferred income tax                                                  1,388               1,222

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value:
 5,000 shares authorized, none issued and outstanding                    --                  --
 Common stock, no par value:
 70,000 shares authorized, 10,963 shares issued and
 outstanding at December 30, 2000; and 25,000 shares
 authorized, and 10,677 shares issued and outstanding at
 June 30, 2000                                                       69,125              67,184
 Retained earnings                                                      365               3,544
                                                             --------------      --------------
 Total shareholders' equity                                          69,490              70,728
                                                             --------------      --------------
 Total liabilities and shareholders' equity                  $       94,037      $       93,523
                                                             ==============      ==============

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  -------------------------------------------------------------
                                                                  DECEMBER 30,      JANUARY 1,     DECEMBER 30,      JANUARY 1,
                                                                  ------------      ----------     ------------      ----------

                                                                      2000             2000            2000             2000
                                                                      ----             ----            ----             ----

Net revenues                                                      $     28,034     $     24,267    $     55,655     $     44,901
Cost of revenues                                                        15,282           13,710          30,065           26,457
                                                                  ------------     ------------    ------------     ------------
Gross margin                                                            12,752           10,557          25,590           18,444
Operating expenses:
   Research, development and engineering                                 5,008            3,116           9,874            6,575
   Selling, general and administrative                                   8,371            7,391          16,207           14,648
   Merger-related charges                                                   --               --              --              988
   Amortization of goodwill and other Intangibles                        1,518               --           2,943               --
                                                                  ------------     ------------    ------------     ------------
 Total operating expenses                                               14,897           10,507          29,024           22,211
                                                                  ------------     ------------    ------------     ------------

Operating (loss) income                                                 (2,145)              50          (3,434)          (3,767)

Interest income, net                                                        66              242             255              551
                                                                  ------------     ------------    ------------     ------------

(Loss) income before (benefit from) provision for income taxes          (2,079)             292          (3,179)          (3,216)

(Benefit from) provision for income taxes                                  385              117              --             (945)
                                                                  ------------     ------------    ------------     ------------

Net (loss) income                                                 $     (2,464)    $        175    $     (3,179)    $     (2,271)
                                                                  ============     ============    ============     ============

Net (loss) income per share:

 Basic                                                            $      (0.23)    $       0.02    $      (0.29)    $      (0.24)
                                                                  ============     ============    ============     ============
 Diluted                                                          $      (0.23)    $       0.02    $      (0.29)    $      (0.24)
                                                                  ============     ============    ============     ============

Number of shares used in computing per share amounts:
 Basic                                                                  10,886            9,583          10,820            9,537
                                                                  ============     ============    ============     ============
 Diluted                                                                10,886            9,752          10,820            9,537
                                                                  ============     ============    ============     ============


See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                             SIX MONTHS ENDED
                                                                                      ------------------------------
                                                                                      DECEMBER 30,        JANUARY 1,
                                                                                      ------------        ----------
                                                                                          2000               2000
                                                                                          ----               ----
Operating activities

  Net loss                                                                            $     (3,179)      $     (2,271)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                             1,703              1,584
    Amortization                                                                             3,002                 71
    Loss (gain) on disposal of property and equipment                                           46                (17)
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                     342               (596)
       Inventories                                                                          (4,857)            (1,644)
       Deferred tax assets and other prepaid expenses                                         (653)               580
       Other assets                                                                           (771)               (55)
       Accounts payable                                                                      1,430              1,401
       Accrued liabilities                                                                  (1,565)              (967)
                                                                                      ------------       ------------

   Net cash used in operating activities                                                    (4,502)            (1,914)
                                                                                      ------------       ------------

Investing activities
  Business acquisitions                                                                     (7,050)                --
  Purchase of property and equipment, net                                                   (4,974)              (905)
  Proceeds from the sale of property and equipment                                              --                 70
  Purchases of short-term available-for-sale investments                                   (14,877)           (48,524)
  Sales of short-term available-for-sale investments                                        20,611             50,529
                                                                                      ------------       ------------
  Net cash (used in) provided by investing activities                                       (6,290)             1,170
                                                                                      ------------       ------------

Financing activities
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                              1,941                917
                                                                                      ------------       ------------
  Net cash provided by financing activities                                                  1,941                917
                                                                                      ------------       ------------

 Increase (decrease) in cash and cash equivalents                                           (8,851)               173
 Cash and cash equivalents, beginning of period                                             13,487             11,816
                                                                                      ------------       ------------
 Cash and cash equivalents, end of period                                             $      4,636       $     11,989
                                                                                      ============       ============

 Supplemental disclosure of noncash activities:
   Inventory capitalized into property and equipment including related tax            $         --       $        210
 Cash paid during the period for:

 Taxes paid                                                                           $        302       $        414

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

Net (Loss) Income per Share

Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net (loss) income per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive.

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

The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, the Company began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. The Company recognized gains of $247,000 and $443,000 for the three and six months ended December 30, 2000. The Company had no gains or losses for the three and six months ended January 1, 2000.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. The Company does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $4,719,000 at December 30, 2000. There were no foreign exchange contracts at January 1, 2000.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

2.      Mergers and Acquisitions

HexaVision Technologies Inc.

On July 21, 2000, the Company acquired HexaVision Technologies Inc. ("HexaVision"), a Canadian corporation. HexaVision is a machine vision research and development company. Under the terms of the purchase agreement, Adept paid $5.5 million in cash, which includes transaction costs of $0.4 million. In addition, the Company agreed to issue shares of its common stock with a value of $1.1 million and make two cash payments totaling approximately $1.6 million to the shareholders of HexaVision, contingent upon the continued employment of more than 50% of selected HexaVision employees through July 2001. The Company deposited $1.6 million into an escrow account pending resolution of the contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares issued, these amounts will be allocated to goodwill. The acquisition of HexaVision has been accounted for under the purchase method of accounting. The Company has included the results of operations of Hexavision in Adept's results of operations beginning July 21, 2000.

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

For the HexaVision acquisition, below is a table of the preliminary acquisition cost, preliminary purchase price allocation and annual amortization of the intangible assets acquired:

(in thousands)


                                                                                     ANNUAL
                                                                 AMORTIZATION     AMORTIZATION
                                            ACQUISITION COST         LIFE        OF INTANGIBLES
                                          --------------------- --------------- -----------------

     Cash..............................       $      5,100
     Transaction costs.................                352
                                              ------------
         Total acquisition cost........       $      5,452
                                              ============

     Purchase Price Allocation
       Net liabilities assumed.........       $       (205)
       Developed and core technology...                140         30 months        $         56
       Non-compete covenant............                130         30 months                  52
       Assembled workforce.............                254         30 months                 102
       Goodwill........................              5,133         30 months               2,053
                                              ------------                          ------------
         Total.........................       $      5,452                          $      2,263
                                              ============                          ============

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



The following pro forma data was prepared to illustrate the estimated effect of the acquisition of HexaVision as if the acquisition of HexaVision had occurred as of the beginning of the year ended June 30, 2000:

 (in thousands):


      Net revenues.....................................   $  99,331
      Net loss.........................................      (5,502)

      Net loss (income) per share:
        Basic..........................................   $   (0.56)
        Diluted........................................   $   (0.56)


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

At December 30, 2000 and June 30, 2000, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value which approximated cost. Material unrealized gains and losses, if any, would have been recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 2000 and the three and six months ended December 30, 2000, realized and unrealized gains and losses on available-for-sale investments were not material.

4.      Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:


          (IN THOUSANDS)             DECEMBER 30,     JUNE 30,
                                         2000           2000
                                     ------------    ---------

Raw materials....................     $  8,957       $  6,097
Work-in-process..................        5,385          3,036
Finished goods...................        5,668          6,020
                                       -------        -------
                                       $20,010        $15,153
                                       =======        =======

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.      Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:


              (IN THOUSANDS)                          DECEMBER 30,     JUNE 30,
                                                          2000           2000
                                                      ------------     --------
 Cost:
 Machinery and equipment..........................      $ 16,031       $ 13,303
 Computer equipment...............................        11,114          8,975
 Office furniture and equipment...................         4,031          3,397
                                                        --------       --------
                                                          31,176         25,675
 Accumulated depreciation and amortization........        22,059         20,092
                                                        --------       --------
 Net property and equipment.......................      $  9,117       $  5,583
                                                        ========       ========


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

7.      Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. Due to uncertainties about the Company's ability to generate future taxable income, the Company recorded a provision for income taxes of $385,000 for the three months ended December 30, 2000. The provision for income taxes offsets the tax benefit recorded during the three months ended September 30, 2000. Management will continue to assess the Company's ability to realize its deferred tax assets.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


8.      Net Income (Loss) per Share

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                  ------------------------------------------------------------------------
                  (IN THOUSANDS)                  DECEMBER 30,         JANUARY 1,        DECEMBER 30,         JANUARY 1,
                                                  ------------         ----------        ------------         ----------
                                                      2000                2000               2000                2000
                                                      ----                ----               ----                ----

Net (loss) income                                 $      (2,464)      $         175      $      (3,179)      $      (2,271)

Basic:
Weighted average shares outstanding                      10,886               9,583             10,820               9,537
                                                  =============       =============      =============       =============
Net (loss) income per share                       $       (0.23)      $        0.02      $       (0.29)      $       (0.24)
                                                  =============       =============      =============       =============

Diluted:
Weighted average shares outstanding                      10,886               9,583             10,820               9,537
Effect of dilutive securities

- employee stock options                                    N/A                 169                N/A                 N/A
                                                  -------------       -------------      -------------       -------------
Adjusted weighted average shares outstanding

- assumed conversion                                     10,886               9,752             10,820               9,537
                                                  =============       =============      =============       =============
Net income (loss) per share                       $       (0.23)      $        0.02      $       (0.29)      $       (0.24)
                                                  =============       =============      =============       =============


9.      Impact of Recently Issued Accounting Standards

Staff Accounting Bulletin No. 101 -- Revenue Recognition

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

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                ---------------------------------------------------------------------
              (IN THOUSANDS)                    DECEMBER 30,        JANUARY 1,        DECEMBER 30,        JANUARY 1,
                                                ------------        ----------        ------------        ----------
                                                    2000               2000               2000               2000
                                                    ----               ----               ----               ----
Revenue:
Assembly and Material Handling
   Operations ...............................   $     21,365       $     20,336       $     43,845       $     37,737
Semiconductor operations ....................          5,193              2,801              8,942              5,120
SILMA Software operations ...................          1,476              1,130              2,868              2,044
                                                ------------       ------------       ------------       ------------
Total revenue................................   $     28,034       $     24,267       $     55,655       $     44,901
                                                ============       ============       ============       ============


Operating (loss) income:
Assembly and Material Handling
   Operations ...............................   $      4,319       $      4,004       $     10,032       $      6,918
Semiconductor operations ....................          1,405                479              2,114                860
SILMA Software operations ...................           (157)              (285)              (305)              (812)
                                                ------------       ------------       ------------       ------------
Segment profit ..............................          5,567              4,198             11,841              6,966
Unallocated research, development
   and engineering and selling,
   general and administrative ...............         (7,712)            (4,148)           (15,275)           (10,733)
Interest income .............................             70                242                263                551
Interest expense ............................             (4)                --                 (8)                --
                                                ------------       ------------       ------------       ------------
(Loss) income before provision for
   (benefit from) income taxes...............   $     (2,079)      $        292       $     (3,179)      $     (3,216)
                                                ============       ============       ============       ============

11.     Comprehensive Income (Loss)

For the three and six months ended December 30, 2000 and January 1, 2000, there were no significant differences between the Company's comprehensive (loss) income and its net (loss) income.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

        - marketing and commercialization of our products under development;

        - our estimates regarding our capital requirements and our needs for additional financing;

        - plans for future products and services and for enhancements of existing products and services;

        -       our ability to attract customers and market our products;

        -       our intellectual property;

        - our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

        - plans for future acquisitions and for the integration of recent acquisitions; and

        - sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets.

In some cases, forward-looking statements can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Given these uncertainties, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six months ended December 30, 2000. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 30, 2000. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

Results of Operations

Three Month and Six Month Periods Ended December 30, 2000 and January 1, 2000

Net revenues. Our net revenues increased by 15.5% to $28.0 million for the three months ended December 30, 2000 from $24.3 million for the three months ended January 1, 2000. Our net revenues increased by 24.0% to $55.7 million for the six months ended December 30, 2000 from $44.9 million for the six months ended January 1, 2000. The increases for the three and six month periods over the corresponding periods in the previous year were primarily attributable to continued growth in semiconductor equipment sales and growth in stand-alone controller sales, which were up 85% and 67%, respectively, for the quarter and 75% and 68%, respectively, for the six months, versus the corresponding periods a year ago. For the quarter ended December 30, 2000, our key growth markets of semiconductor and photonics represented 19% and 4% of revenue, respectively. We are currently experiencing reduced demand in some of the industries we serve, including the electronics, automotive and semiconductor industries, will adversely affect our sales in these markets over at least the next several quarters.

Our domestic sales totaled $19.2 million and $35.3 million for the three and six months ended December 30, 2000, compared with $14.0 million and $25.2 million for the three and six months ended January 1, 2000, an increase of 36.6% and 40.1%, respectively. The growth in domestic sales was principally attributable to increases in sales of our semiconductor products, which increased by 85% over the corresponding period a year ago. Sales in the photonics market represented 4% of our sales in the quarter ended December 30, 2000, which were primarily made in the domestic market.

Our international sales totaled $8.8 million and $20.4 million for the three and six months ended December 30, 2000, compared with $10.3 million and $19.7 million for the three and six months ended January 1, 2000, a decrease of 13.3% for the quarter and an increase of 3.3% for the six months. We continued to see pricing pressures due to the strength of the U.S. dollar against the euro, which contributed to lower sales in the quarter ended December 30, 2000. Although there has been some recovery of the euro subsequent to December 30, 2000, we may experience continued price pressure in European markets, which may have a negative effect on future revenues.

Gross margin. Gross margin as a percentage of net revenue was 45.5% for the three months ended December 30, 2000 compared to 43.5% for the three months ended January 1, 2000. Gross margin as a percentage of net revenue was 46.0% for the six months ended December 30, 2000 compared to 41.1% for the six months ended January 1, 2000. The improvement in gross margin for the three and six months ended December 30, 2000 was the result of an ongoing cost reduction program and increased volume over a relatively fixed manufacturing base, particularly in the semiconductor and photonics markets, which yield greater margins. These improvements represent a better utilization of existing manufacturing resources, but as we enter new markets or experience significant growth in existing markets, our acquisition of additional manufacturing resources to meet those needs could negatively impact margins in the future.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 60.7% to $5.0 million, or 17.9% of net revenues, for the three months ended December 30, 2000 from $3.1 million, or 12.8% of net revenues, for the three months ended January 1, 2000. Research, development and engineering expenses increased by 50.2% to $9.9 million, or 17.7% of net revenues, for the six months ended December 30, 2000 from $6.6 million, or 14.6% of net revenues, for the six months ended January 1, 2000. The increase for both periods was primarily attributable to increased personnel costs as research, development and engineering headcount increased 92% from January 1, 2000 to December 30, 2000, with more than half of these employees being hired as a result of our three acquisitions. We expect that project and operating expenses will continue to increase as we continue to invest in the photonics market as well as in new product development opportunities made available through our recent acquisitions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.3% to $8.4 million, or 29.9% of net revenues, for the three months ended December 30, 2000, as compared with $7.4 million, or 30.5% of net revenues, for the three months ended January 1, 2000. Selling, general and administrative expenses increased 10.6% to $16.2 million, or 29.1% of net revenues, for the six months ended December 30, 2000, as compared with $14.6 million, or 32.6% of net revenues, for the six months ended January 1, 2000. The increased level of spending for the three and six months ended December 30, 2000 was primarily attributable to increased headcount of 13% from January 1, 2000 to December 30, 2000 and compensation-related expenses. We expect that selling, general and administrative expenses will continue to increase as we continue to invest in new product marketing opportunities made available through our recent acquisitions.

Merger-Related Charges. We did not incur any merger-related expenses during the three or six months ended December 30, 2000. In the quarter ended October 2, 1999, we incurred merger-related charges of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other non-recurring expenses relating to the BYE/Oasis acquisition of $235,000.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $1.5 million and $2.9 million due to the amortization of goodwill and other intangibles relating to the acquisition of HexaVision, Nanomotion and Pensar for the three and six months ended December 30, 2000, respectively.

Interest Income, Net. Interest income, net for the three months ended December 30, 2000 was $66,000 compared to $242,000 for the three months ended January 1, 2000. Interest income, net for the six months ended December 30, 2000 was $255,000 compared to $551,000 for the six months ended January 1, 2000. The decrease was a result of lower average cash balances during the three and six months ended December 30, 2000, attributable to our acquisition of HexaVision on July 21, 2000 as well as increased inventory levels associated with the increase of our semiconductor front end and standard platform products for the photonics industry.

(Benefit from) Provision for Income Taxes. For the three months ended December 30, 2000, we recorded a provision for income taxes of $385,000, which offsets the tax benefit recorded in the three months ended September 30, 2000. Due to uncertainties about our ability to generate future taxable income, we have not recorded a tax benefit for the six months ended December 30, 2000 as compared to a tax benefit of 29% for the six months ended January 1, 2000. Our effective tax rate for the six months ended December 30, 2000 is based on our estimates of the annual effective tax rate.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized gains of $247,000 and $443,000 for the three and six months ended December 30, 2000, respectively on foreign currency contracts. There were no gains or losses for the three or six months ended January 1, 2000.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of December 30, 2000, we had working capital of approximately $36.1 million, including $4.6 million in cash and cash equivalents.

Cash and cash equivalents decreased $8.9 million since June 30, 2000. Net cash used in operating activities of $4.5 million was primarily attributable to the net loss adjusted by depreciation, amortization, and increased inventories. The increase in inventories of $4.9 million during the six months ended December 30, 2000 related primarily to new product introductions. Cash used in investing activities during the six months ended December 30, 2000 included $7.1 million in cash paid as part of the purchase price for the acquisition of HexaVision, which was completed during the first quarter, $5.0 million used to purchase property and equipment, offset by $5.7 million of net proceeds from sales of short-term investments. Cash flows from financing activities during the six months consisted of $1.9 million in proceeds from our employee stock incentive plan.

We continue to pursue multiple sources to address our capital requirements to take advantage of opportunities in the semiconductor and photonics markets, which may include acquisitions of complementary products, technologies or businesses. However, we believe exclusive of these specific opportunities that our existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our normal capital requirements for at least the next 12 months.

Acquisitions

On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., a Canadian corporation. HexaVision is a machine vision research and development company. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and will be issuing shares of our common stock to the shareholders of HexaVision with a value of $1.1 million, subject to certain conditions. In addition, the terms of the acquisition provide that we will make two payments totaling approximately $1.6 million to the shareholders of HexaVision contingent upon the continued employment of selected HexaVision employees through July 2001. We deposited $1.6 million into an escrow account pending resolution of these contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares are issued, these amounts will be allocated to goodwill. We have accounted for the acquisition under the purchase method. We have included the results of operations of Hexavision in our results of operations beginning July 21, 2000. We believe the acquisition of HexaVision will enhance our machine vision products for all markets and facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision serving for the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

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

Statement of Financial Accounting Standard No. 133 - Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, of SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Our foreign currency exchange rate hedging activities have been historically insignificant, and the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.



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

Our past revenue growth and other operating results may not be accurate indicators of our future performance. Our quarterly operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

        - fluctuations in capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

        - changes in demand in the semiconductor and electronics industries;

        -       new product introductions by us or by our competitors;

        - changes in product mix and pricing by us, our suppliers or our competitors;

        -       availability of components and raw materials for our products;

        - our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

        - our failure to anticipate the changing product requirements of our customers;

        - a change in market acceptance of our products or a shift in demand for our products;

        -       changes in the mix of sales by distribution channels;

        -       exchange rate fluctuations;

        -       extraordinary events such as litigation or acquisitions; and

        -       slower than expected growth in the photonics industry.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000 and the first two quarters of fiscal 2001 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we recently began to experience reduced demand in the semiconductor industry as equipment OEMs reduced inventories as they shifted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets will occur.

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

Sales of our products depend on the capital spending habits of our customers, which tend to be cyclical; we are currently experiencing reduced demand in the electronics and semiconductor industries, which may adversely affect our revenues.

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in some of the industries we serve including the electronics and semiconductor industries.

We sell some of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles, and expect this reduced demand to adversely affect our revenues for at least the next several quarters.

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

Many of the key components and materials of our products come from single source suppliers, their procurement requires lengthy lead times or supplies of such components are limited.

We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves certain significant risks including:

        -       loss of control over the manufacturing process;

        -       potential absence of adequate supplier capacity;

        - potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

        - reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems.

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

In addition, some of the components that we use in our products are in short supply. Many of our products have longer lives than those of the components and materials included in our products. As a result, supplies of components for our products may not be available throughout the life span of our products.

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

Orders constituting our backlog are subject to changes in delivery schedules and customer cancellations resulting in lower than expected revenues.

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

We are expanding development of our intelligent automation solutions targeted at the photonics industry. We expect to devote significant financial, engineering and management resources to expand our development and marketing of these solutions. Our success in the photonics industry depends upon our ability to, among other things:

        - accurately determine the features and functionality that our photonics customers require or prefer;

        - successfully design and implement intelligent automation solutions that include these features and functionality;

        - enter into agreements with system integrators, manufacturers and distributors; and

        -       achieve market acceptance for our photonics solutions.

Our photonics solutions may not achieve broad market acceptance for a variety of reasons including:

        - photonics companies may continue their current production methods and may not adopt our intelligent automation solutions;

        - photonics companies may determine that the costs and resources required to switch to our intelligent automation solutions are unacceptable to them;

        - system integrators, manufacturers and OEMs may not enter into agreements with us; and

        - competition from traditional, well-established photonics manufacturing methods.

We have limited experience in developing and marketing products for the photonics industry. If we do not successfully develop and achieve market acceptance of products for the photonics industry, our ability to increase our revenue may be limited and our business and our results of operations will suffer.

We charge a fixed price for certain products which may make us vulnerable to cost overruns.

Our operating results fluctuate when our gross margins vary. Our gross margins vary for a number of reasons, including:

        -       the mix of products we sell;

        -       the average selling prices of products we sell;

        - the costs to manufacture, market, service and support our new products and enhancements;

        -       the costs to customize our systems; and

        -       our efforts to enter new markets.

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

In the latter half of fiscal 2000, a significant portion of our growth has been attributable to acquisitions of other businesses and technologies. We expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations, hire additional personnel and increase our revenue. We are currently reviewing a number of possible acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the photonics industry. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

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

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

        - difficulty in combining the product offerings, operations, or work force of an acquired business;

        -       potential loss of key personnel of an acquired business;

        - adverse effects on existing relationships with suppliers and customers;

        -       disruptions of our on-going businesses;

        - difficulties in realizing our potential financial and strategic position through the successful integration of the acquired business;

        - difficulty in maintaining uniform standards, controls, procedures, and policies;

        - potential negative impact on results of operations due to amortization of goodwill, other intangible assets acquired or assumption of anticipated liabilities;

        - risks associated with entering markets in which we have limited previous experience; and

        -       the diversion of management attention.

The risks described above, either individually or in the aggregate, could significantly harm our business, financial condition and results of operations. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. In addition, we may issue additional equity in connection with future acquisitions, which could result in dilution of our shareholders' equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

Our international operations may subject us to divergent regulatory requirements and other risks that may harm our operating results.

International sales were $8.8 million and $20.4 million for the three and six months ended December 30, 2000, $44.9 million for the fiscal year ended June 30, 2000, $41.3 million for the fiscal year ended June 30, 1999 and $39.8 million for the fiscal year ended June 30, 1998. This represented 31.6%, 36.6%, 45.2%, 47.2%, and 37.8% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

        -      unexpected changes in regulatory requirements;

        -      political and economic changes and disruptions;

        -      transportation costs and delays;

        -      foreign currency fluctuations;

        -      export/import controls;

        -      tariff regulations and other trade barriers;

        -      higher freight rates;

        -      difficulties in staffing and managing foreign sales operations;

        - greater difficulty in accounts receivable collection in foreign jurisdictions; and

        -      potentially adverse tax consequences.

Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar 2000, the value of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of the euro and other currencies, or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

Our hardware and software products may contain defects that could increase our expenses and exposure to liabilities and harm our reputation and future business prospects.

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

We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought of third parties could result in protracted and costly litigation, that damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

        -      product functionality and reliability;

        -      customer service;

        -      price;

        -      delivery; and

        - product features such as flexibility, programmability and ease of use.

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

The development and commercialization of new products involve many difficulties, including:

        -       the identification of new product opportunities;

        - the retention and hiring of appropriate research and development personnel;

        -       the determination of the product's technical specifications;

        -       the successful completion of the development process;

        - the successful marketing of the product and the risk of having customers embrace new technological advances; and

        - additional customer service costs associated with supporting new product introductions or required for field upgrades.

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

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to a variety of consequences that could harm our business, including:

        -       the imposition of substantial fines;

        -       suspension of production; and

        - alteration of manufacturing processes or cessation of operations.

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

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

The market price of our common stock has fluctuated substantially in the past. Between December 31, 1999 and December 31, 2000, the price of our common stock, as reported on the Nasdaq National Market, has ranged from a low of $6.00 to a high of $58.19. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

        - future announcements concerning our business or that of our competitors or customers;

        - the introduction of new products or changes in product pricing policies by us or our competitors;

        -       litigation regarding proprietary rights or other matters;

        -       change in analysts' earnings estimates;

        -       developments in the financial markets;

        -       quarterly fluctuations in operating results; and

        -       general conditions in the intelligent automation industry.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on acceptable terms, we may be unable to execute our business plan.

If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated. If our existing cash balances and cash flow expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy designed to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents, as of June 30, 2000, principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio.


(IN THOUSANDS)                             2000             2001            2002           TOTAL            FAIR
                                           ----             ----            ----           -----           VALUE
Cash equivalents                                                                                           -----
 Fixed rate ......................      $   13,487               --              --      $   13,487       $   13,487
 Average rate ....................            3.90%                              --            3.90%

 Auction rate securities
 Fixed rate ......................      $    3,500               --              --      $    3,500       $    3,500
 Average rate ....................            4.49%                              --            4.49%

 Auction rate preferred
 Variable rate ...................      $    3,450               --              --      $    3,450       $    3,450
 Average rate ....................            4.64%                              --            4.64%
                                        ----------       ----------      ----------      ----------       ----------
    Total Investment Securities ...     $   20,437               --              --      $   20,437       $   20,437
                                        ----------       ----------      ----------      ----------       ----------
 Average rate ....................            4.13%              --              --            4.13%


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

At Adept's 2000 Annual Meeting of Shareholders, held on November 10, 2000, the shareholders of Adept approved the following actions:

a) Election of six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:


    Brian R, Carlisle:       For: 9,064,868             Withheld: 503,808
    Bruce E. Shimano:        For: 9,065,368             Withheld: 503,308
    Ronald E.F. Codd:        For: 9,169,455             Withheld: 399,221
    Michael P. Kelly:        For: 9,169,495             Withheld: 400,181
    Cary R. Mock:            For: 9,169,255             Withheld: 399,421
    John E. Pomeroy:         For: 9,065,270             Withheld: 503,406


b) Approval of an amendment to the Company's 1993 Stock Plan to increase by 1,000,000 shares to 4,462,500 the number of shares reserved for issuance thereunder.

    For: 3,934,126    Against: 2,855,417    Abstain: 10,216    Broker Non-Vote 2,768,917

c) Approval of an amendment of Adept's Restated Articles of Incorporation to increase the number of authorized shares from 30,000,000 to 75,000,000.

    For: 8,153,721    Against: 1,407,605    Abstain: 7,350     Broker Non-Vote 2,768,917

d) Approval of an amendment to Adept's 1998 Employee Stock Purchase Plan, amending the annual increase in the number of shares of common stock reserved for issuance under the 1998 Employee Stock Purchase Plan, beginning on July 1, 2001, to an amount equal to the lesser of (i) 600,000 shares,
    (ii) 3% of the common stock outstanding as of the last day of the prior fiscal year or (iii) a lesser amount as may be determined by the board of directors.

    For: 5,008,167    Against: 1,777,042    Abstain: 14,550    Broker Non-Vote 0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

None


b) Reports on Form 8-K.

On October 25, 2000, a Form 8-K/A was filed by Adept to amend its July 27, 2000 Form 8-K and include certain proforma financial statements of Hexavision Technologies and Adept.

On October 26, 2000, a Form 8-K was filed by Adept announcing its first quarter operating results.

On October 26, 2000, a Form 8-K was filed by Adept announcing the filing by the Company of a registration statement on Form S-1 with the Securities and Exchange Commission.

On October 26, 2000, a Form 8-K was filed by Adept announcing its proposed public offering.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2001                   ADEPT TECHNOLOGY, INC.


                                         By: /s/ Michael W. Overby
                                         ---------------------------------------
                                         Michael W. Overby
                                         Vice President, Finance and
                                         Chief Financial Officer