Form 10-Q
period 2001-03-31
ADEPT TECHNOLOGY INC
filed 2001-05-15
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of May 8, 2001 was 13,142,026.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
 March 31, 2001 and June 30, 2000............................................  3

 Condensed Consolidated Statements of Operations
 Three and nine months ended March 31, 2001 and April 1, 2000................  4

 Condensed Consolidated Statements of Cash Flows
 Nine months ended March 31, 2001 and April 1, 2000..........................  5

 Notes to Condensed Consolidated Financial Statements........................  6

 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................... 13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 31


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings................................................... 32

 Item 6. Exhibits and Reports on Form 8-K.................................... 32

 Signatures.................................................................. 33

                                                  ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)

                                                                                      March 31,              June 30,
                                                                                        2001                  2000
                                                                                      ---------             ---------
                                                                                    (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                            $  28,319             $  13,487
 Short-term investments                                                                   1,384                 6,950
 Accounts receivable, less allowance for doubtful accounts of
  $637 at March 31, 2001 and June 30, 2000                                               23,160                25,527
 Inventories                                                                             21,296                15,153
 Deferred tax and other current assets                                                    3,084                 7,049
                                                                                      ---------             ---------
 Total current assets                                                                    77,243                68,166

Property and equipment at cost                                                           36,311                25,675
Less accumulated depreciation and amortization                                           22,947                20,092
                                                                                      ---------             ---------
Property and equipment, net                                                              13,364                 5,583

Goodwill and other intangibles, net                                                      18,094                16,963
Other assets                                                                              3,976                 2,811
                                                                                      ---------             ---------
 Total assets                                                                         $ 112,677             $  93,523
                                                                                      =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                                     $  11,951             $  10,841
 Other accrued liabilities                                                               10,395                10,732
                                                                                      ---------             ---------
 Total current liabilities                                                               22,346                21,573

Long-term liabilities:
 Deferred income tax                                                                       --                   1,222

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value:
 5,000 shares authorized, none issued and outstanding                                      --                    --
 Common stock, no par value:
 70,000 shares authorized, 12,988 shares issued and outstanding at March 31, 2001; and 25,000 shares authorized, and
 10,677 shares issued and outstanding at June 30, 2000                                  101,665                67,184
 (Accumulated deficit) Retained earnings                                                (11,334)                3,544
                                                                                      ---------             ---------
 Total shareholders' equity                                                              90,331                70,728
                                                                                      ---------             ---------
 Total liabilities and shareholders' equity                                           $ 112,677             $  93,523
                                                                                      =========             =========

See accompanying notes.

                                                                 3

                                             ADEPT TECHNOLOGY, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)
                                      (in thousands, except per share data)

                                                                  Three months ended             Nine months ended
                                                               ------------------------       ------------------------
                                                               March 31,       April 1,       March 31,       April 1,
                                                                 2001            2000           2001            2000
                                                               --------        --------       --------        --------
Net revenues                                                   $ 23,913        $ 26,253       $ 79,568        $ 71,154
Cost of revenues                                                 14,393          14,327         44,458          40,784
                                                               --------        --------       --------        --------
Gross margin                                                      9,520          11,926         35,110          30,370
Operating expenses:
   Research, development and engineering                          5,182           3,708         15,056          10,283
   Selling, general and administrative                            9,297           7,450         25,504          21,683
   Merger-related charges                                          --              --             --               988
   Amortization of goodwill and other
     intangibles                                                  2,077            --            5,020            --
                                                               --------        --------       --------        --------
 Total operating expenses                                        16,556          11,158         45,580          32,954
                                                               --------        --------       --------        --------

Operating (loss) income                                          (7,036)            768        (10,470)         (2,584)

Interest income, net                                                165              80            420             215
                                                               --------        --------       --------        --------

(Loss) income before (benefit from) provision for
  income taxes                                                   (6,871)            848        (10,050)         (2,369)


(Benefit from) provision for income taxes                         4,828             254          4,828            (691)
                                                               --------        --------       --------        --------
Net (loss) income                                              $(11,699)       $    594       $(14,878)       $ (1,678)
                                                               ========        ========       ========        ========

Net (loss) income per share:

 Basic                                                         $  (0.99)       $   0.06       $  (1.33)       $  (0.17)
                                                               ========        ========       ========        ========
 Diluted                                                       $  (0.99)       $   0.06       $  (1.33)       $  (0.17)
                                                               ========        ========       ========        ========

Number of shares used in computing per share amounts:

 Basic                                                           11,795           9,788         11,147           9,621
                                                               ========        ========       ========        ========
 Diluted                                                         11,795          10,460         11,147           9,621
                                                               ========        ========       ========        ========

See accompanying notes.

                                                                 4

                                             ADEPT TECHNOLOGY, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)
                                                 (in thousands)

                                                                                               Nine months ended
                                                                                           --------------------------
                                                                                           March 31,         April 1,
                                                                                             2001              2000
                                                                                           --------          --------
Operating activities
  Net loss                                                                                 $(14,878)         $ (1,678)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                              2,592             2,345
    Amortization                                                                              5,114               106
    Deferred tax asset                                                                        4,828              --
    Loss (gain) on disposal of property and equipment                                            46               (29)
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                    2,470              (678)
       Inventories                                                                           (6,143)           (1,744)
       Other prepaid expenses                                                                  (569)            1,066
       Other assets                                                                            (402)           (1,024)
       Accounts payable                                                                         375              (288)
       Accrued liabilities                                                                   (1,490)           (1,116)
                                                                                           --------          --------

   Net cash used in operating activities                                                     (8,057)           (3,040)
                                                                                           --------          --------

Investing activities
  Business acquisitions                                                                      (7,050)             --
  Purchase of property and equipment, net                                                   (10,109)           (1,701)
  Proceeds from the sale of property and equipment                                             --                  88
  Purchases of short-term available-for-sale investments                                    (16,261)          (42,917)
  Sales of short-term available-for-sale investments                                         21,827            45,767
                                                                                           --------          --------
  Net cash (used in) provided by investing activities                                       (11,593)            1,237
                                                                                           --------          --------

Financing activities
  Proceeds from issuance of common stock, net                                                32,424              --
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                               2,058             1,563
                                                                                           --------          --------
  Net cash provided by financing activities                                                  34,482             1,563
                                                                                           --------          --------

 Increase (decrease) in cash and cash equivalents                                            14,832              (240)
 Cash and cash equivalents, beginning of period                                              13,487            11,816
                                                                                           --------          --------
 Cash and cash equivalents, end of period                                                  $ 28,319          $ 11,576
                                                                                           ========          ========

 Supplemental disclosure of noncash activities:
   Inventory capitalized into property and equipment including related tax                 $   --            $    226
 Cash paid during the period for:

 Interest                                                                                  $     10          $   --
 Taxes                                                                                     $    428          $    582

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2000 included in Adept's Form 10-K as filed with the Securities and Exchange Commission on September 28, 2000. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2001 or for any other future period.

Follow-on offering

On February 18, 2001, Adept completed a public offering of its common stock. Adept sold a total of 2,000,000 shares of common stock at a price of $18.00 per share. The offering resulted in net proceeds to Adept of approximately $32.4 million, net of an underwriting discount of $2.5 million and estimated offering expenses of $1.1 million.

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

Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137 and 138, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Adept's foreign currency exchange rate hedging activities have been insignificant to date, and the adoption of SFAS No. 133 did not have a material impact on our financial position, results of operations or cash flows.

Adept's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, Adept began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. Adept recognized losses of $457,000 and $14,000 for the three and nine months ended March 31, 2001 and a gain of $97,800 for the three and nine months ended April 1, 2000.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

From time to time, Adept enters into foreign exchange contracts as a hedge against foreign currency denominated receivables. Adept does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3.2 million and $1.9 million at March 31, 2001 and April 1, 2000, respectively.


2.   Mergers and Acquisitions

HexaVision Technologies Inc.

On July 21, 2000, Adept acquired HexaVision Technologies Inc., now called Adept Technology Canada Co. ("HexaVision"), a Canadian corporation. HexaVision is a machine vision research and development company. Under the terms of the purchase agreement, Adept paid $5.5 million in cash, which includes transaction costs of $0.4 million. In addition, Adept agreed to issue shares of its common stock with a value of $1.1 million and make two cash payments totaling approximately $1.6 million to the shareholders of HexaVision, contingent upon the continued employment of more than 50% of selected HexaVision employees through July 2001. Adept deposited $1.6 million into an escrow account pending resolution of the contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares issued, these amounts will be allocated to goodwill. The acquisition of HexaVision has been accounted for under the purchase method of accounting. Adept has included the results of operations of HexaVision in Adept's results of operations beginning July 21, 2000.

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

For the HexaVision acquisition, below is a table of the preliminary acquisition cost, preliminary purchase price allocation and annual amortization of the intangible assets acquired:

                                                                                           Annual
                                                                   Amortization         Amortization
              (in thousands)              Acquisition Cost             Life            of Intangibles
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
                                          ================                              ================

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


The following pro forma data was prepared to illustrate the estimated effect of the acquisition of HexaVision as if the acquisition of HexaVision had occurred as of the beginning of the year ended June 30, 2000:


(in thousands):

       Net revenues........................................ $     99,331
       Net loss............................................      (5,502)

       Net loss (income) per share:
         Basic............................................. $     (0.56)
         Diluted........................................... $     (0.56)


The pro forma results of operation have been prepared for comparison purposes only and do not necessarily indicate what results would have been if the acquisition of HexaVision occurred at the beginning of the year ended June 30, 2000.


3.   Financial Instruments

Adept considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

At March 31, 2001 and June 30, 2000, all of Adept's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Material unrealized gains and losses, if any, would be recorded in shareholders' equity. Fair market value is based on quoted market prices on the last day of the fiscal period. The cost of the securities is based upon the specific identification method. Realized gains or losses, interest, and dividends are included in interest income. During fiscal year 2000 and the three and nine months ended March 31, 2001, realized and unrealized gains and losses on available-for-sale investments were not material.


4.   Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                           March 31,          June 30,
          (in thousands)                     2001                2000
                                           -------             -------
Raw materials ..........................   $ 9,331             $ 6,097
Work-in-process ........................     5,222               3,036
Finished goods .........................     6,743               6,020
                                           -------             -------
                                           $21,296             $15,153
                                           =======             =======

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.   Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                          March 31,     June 30,
              (in thousands)                                2001          2000
                                                           -------       -------
Cost:
Machinery and equipment ............................       $16,796       $13,303
Computer equipment .................................         4,094         8,975
Office furniture and equipment .....................        15,421         3,397
                                                           -------       -------
                                                            36,311        25,675
Accumulated depreciation and amortization ..........        22,947        20,092
                                                           -------       -------
Net property and equipment .........................       $13,364       $ 5,583
                                                           =======       =======


6.   Merger-Related Expenses

In July 1999, Adept incurred a merger-related charge of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000 and other non-recurring expenses relating to the acquisition of $235,000. No merger-related expenses were incurred during the three and nine months ended March 31, 2001.


7.   Income Taxes

Adept provides for income taxes during interim reporting periods based on an estimate of its annual effective tax rate utilizing the liability method. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At March 31, 2001, Adept's net deferred tax assets have been fully offset by a valuation allowance due to uncertainties about Adept's ability to generate future taxable income. For the three and nine months ended March 31, 2001, Adept recorded a provision for income taxes of $4.8 million in order to establish this valuation allowance. Management will continue to assess Adept's ability to realize its deferred tax assets.

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


8.   Net Income (Loss) per Share

                                                                          Three months ended                  Nine months ended
                                                                      --------------------------         --------------------------
                                                                       March 31,        April 1,         March 31,         April 1,
       (in thousands, except per share data)                             2001             2000             2001              2000
                                                                      --------          --------         --------          --------
Net (loss) income ...........................................         $(11,699)         $    594         $(14,878)         $ (1,678)

Basic:
Weighted average shares outstanding .........................           11,795             9,788           11,147             9,621
                                                                      ========          ========         ========          ========
Net (loss) income per share .................................         $  (0.99)         $   0.06         $  (1.33)         $  (0.17)
                                                                      ========          ========         ========          ========

Diluted:

Weighted average shares outstanding .........................           11,795             9,788           11,147             9,621
Effect of dilutive securities
  - employee stock options ..................................              N/A               672              N/A               N/A
                                                                      --------          --------         --------          --------
Adjusted weighted average shares outstanding
  - assumed conversion ......................................           11,795            10,460           11,147             9,621
                                                                      ========          ========         ========          ========
Net (loss) income per share .................................         $  (0.99)         $   0.06         $  (1.33)         $  (0.17)
                                                                      ========          ========         ========          ========

9.   Impact of Recently Issued Accounting Standards

Staff Accounting Bulletin No. 101 - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for Adept, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. Adept does not expect the impact of the adoption of SAB 101 to have a material effect on its consolidated results of operations, financial position, and cash flows based upon the most current information.


10.  Segment Information

Adept adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," in 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Adept has three reportable business segments, the Assembly and Material Handling ("AMH") operations segment, the Semiconductor operations segment and the SILMA Software operations segment.

The AMH operations segment provides intelligent automation software and hardware products for assembly, material handling and packaging applications.

The Semiconductor operations segment provides semiconductor contamination control products, such as, standard and customized products for contamination control (mini and micro environments), Standard Mechanical Interfaces ("SMIF") wafer integration and front-end wafer handling solutions for semiconductor OEMs. In addition, the segment provides end users guidance and inspection vision products and robots.

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

Adept evaluates performance and allocates resources based on segment revenues and segment operating (loss) income. Segment operating (loss) income comprises income before unallocated research and development expenses, unallocated selling, general and administrative expenses, amortization of intangibles, interest income, interest and other expenses and income taxes.

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

                                                                   Three months ended                       Nine months ended
                                                               ----------------------------            ----------------------------
                                                               March 31,            April 1,           March 31,           April 1,
               (in thousands)                                    2001                2000                2001                2000
                                                               --------            --------            --------            --------
Revenue:
Assembly and Material Handling
   Operations ......................................           $ 18,923            $ 21,286            $ 62,768            $ 59,023
Semiconductor operations ...........................              3,454               3,418              12,396               8,538
SILMA Software operations ..........................              1,536               1,549               4,404               3,593
                                                               --------            --------            --------            --------
Total revenue ......................................           $ 23,913            $ 26,253            $ 79,568            $ 71,154
                                                               ========            ========            ========            ========


Operating (loss) income:
Assembly and Material Handling
   Operations ......................................           $  1,887            $  5,553            $ 11,919            $ 12,471
Semiconductor operations ...........................                305                 133               2,419                 993
SILMA Software operations ..........................               (129)                  6                (434)               (806)
                                                               --------            --------            --------            --------
Segment profit .....................................              2,063               5,692              13,904              12,658
Unallocated research, development
   and engineering and selling,
   general and administrative ......................             (7,022)             (4,924)            (19,354)            (15,242)
Amortization of goodwill and other
   intangibles .....................................             (2,077)               --                (5,020)               --
Interest income ....................................                203                  80                 466                 215
Interest expense ...................................                (38)               --                   (46)               --
                                                               --------            --------            --------            --------
(Loss) income before provision for
   (benefit from) income taxes .....................           $ (6,871)           $    848            $(10,050)           $ (2,369)
                                                               ========            ========            ========            ========

                             ADEPT TECHNOLOGY, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.  Comprehensive Income (Loss)

For the three and nine months ended March 31, 2001 and April 1, 2000, there were no significant differences between Adept's comprehensive (loss) income and its net (loss) income.


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

     o   our intellectual property;

     o   our  ability  to  establish   relationships  with  suppliers,   systems
         integrators and original equipment manufactures, or OEMs, for the supply and distribution of our products;

     o plans for future acquisitions and for the integration of recent acquisitions; and

     o   sources  of  revenues   and   anticipated   revenues,   including   the
         contribution from the growth of new products and markets.

In some cases, forward-looking statements can be identified by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current estimates and assumptions as of the date of this report with respect to future events and are based on assumptions subject to risks and uncertainties. See "Factors affecting Future Operation Results" for an discussion of these risks. Given these uncertainties, undue reliance should not be placed on these forward-looking statements.


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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine months ended March 31, 2001. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 31, 2001. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

Results of Operations

Three Month and Nine Month Periods Ended March 31, 2001 and April 1, 2000

Net revenues. Our net revenues decreased by 8.9% to $23.9 million for the three months ended March 31, 2001 from $26.3 million for the three months ended April 1, 2000. Our net revenues increased by 11.8% to $79.6 million for the nine months ended March 31, 2001 from $71.2 million for the nine months ended April 1, 2000. The decrease in revenue for the three-month period as compared with the same period last year was primarily the result of a slowdown in the automotive and household, appliance and industrial markets which accounted for 58% and 32% of the decrease respectively. The decrease in demand in these markets was offset by 8.5% increase in sales to electronics markets which includes telecommunications and photonics and a 2% increase in sales to the semiconductor market compared to the same quarter a year ago. For the nine months ended March 31, 2001, our key growth markets of semiconductor and photonics represented 19% and 4% of revenue, respectively. As indicated above, we are currently experiencing reduced demand in some of the industries we serve, including the electronics, automotive and semiconductor industries, will adversely affect our sales in these markets over at least the next several quarters.

Our domestic sales totaled $16.0 million and $51.3 million for the three and nine months ended March 31, 2001, compared with $13.5 million and $38.7 million for the three and nine months ended April 1, 2000, an increase of 18.5% and 32.3%, respectively. The growth in domestic sales was principally attributable to increased sales to the electronics markets which include telecommunications and photonics. The growth in domestic sales was principally attributable to increased sales to OEMs. Sales to the photonics market represented 11% and semiconductor represented 21% of our total product revenues in the quarter ended March 31, 2000, which were primarily made in the domestic market.

Our international sales totaled $7.9 million and $28.3 million for the three and nine months ended March 31, 2001, compared with $12.7 million and $32.5 million for the three and nine months ended April 1, 2000, representing a decrease of 38.1% and 12.9%, respectively. We continued to see pricing pressures due to the strength of the U.S. dollar against the euro, which contributed to lower sales in the quarter ended March 31, 2001. We may experience continued price pressure in European markets, which may have a negative effect on future revenues.

Gross margin. Gross margin as a percentage of net revenue was 39.8% for the three months ended March 31, 2000 compared to 45.4% for the three months ended April 1, 2000. Gross margin as a percentage of net revenue was 44.1% for the nine months ended March 31, 2001 compared to 42.7% for the nine months ended April 1, 2000. The decrease in gross margin for the three months ended March 31, 2001 was the result of transitional cost associated with new product introductions and lower volume over a relatively fixed manufacturing base, particularly in the industrial and automotive markets. In addition, we experienced a higher content of hardware in our product mix, which yielded lower margins. The increase in gross margin for the nine months ended March 31, 2001 was a result of higher volumes. In addition improvement in gross margin during the nine months ended March 31, 2001 was based on product cost reduction efforts that began in prior periods during fiscal year 2001. As we enter new markets or experience significant growth in existing markets, our acquisition of additional manufacturing resources to meet those needs could negatively impact margins in the future.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 38.9% to $5.2 million, or 21.7% of net revenues, for the three months ended March 31, 2001 from $3.7 million, or 14.1% of net revenues, for the three months ended April 1, 2000. Research, development and engineering expenses increased by 46.4% to $15.1 million, or 18.9% of net revenues, for the nine months ended March 31, 2001 from $10.3 million, or 14.5% of net revenues, for the nine months ended April 1, 2000. The increase for both periods was attributable primarily to increased personnel costs as research, development and engineering headcount increased 102% from April 1, 2000 to March 31, 2001, with more than half of these employees being hired as a result of our three acquisitions during calendar year 2000. We expect that project and operating expenses will continue to increase as we continue to invest in the photonics market as well as in new product development opportunities made available through our recent acquisitions.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses increased 24.8% to $9.3 million, or 38.9% of net revenues, for the three months ended March 31, 2001, as compared with $7.5 million, or 28.4% of net revenues, for the three months ended April 1, 2000.
Selling, general and administrative expenses increased 17.6% to $25.5 million, or 32.1% of net revenues, for the nine months ended March 31, 2001, as compared with $21.7 million, or 30.5% of net revenues, for the nine months ended April 1, 2000. The increased level of spending for the three and nine months ended March 31, 2001 was primarily attributable to increased headcount of 14% from April 1, 2000 to March 31, 2001 and compensation-related expenses and additional costs from companies acquired. We expect that selling, general and administrative expenses will continue to increase as we continue to invest in new product marketing opportunities made available through our recent acquisitions.

Merger-Related Charges. We did not incur any merger-related expenses during the three or nine months ended March 31, 2001. In the quarter ended October 2, 1999, we incurred merger-related charges of $988,000 relating to the acquisition of BYE/Oasis and the closure of BYE/Oasis facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other non-recurring expenses relating to the BYE/Oasis acquisition of $235,000.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $2.1 million and $5.0 million due to the amortization of goodwill and other intangibles relating to the acquisition of HexaVision, Nanomotion Incorporated and Pensar-Tucson, Inc for the three and nine months ended March 31, 2001, respectively. See note 2 (Mergers and Acquisitions) to our condensed consolidated financial statements.

Interest Income, Net. Interest income, net, for the three months ended March 31, 2001 was $165,000 compared to $80,000 for the three months ended April 1, 2000. Interest income, net for the nine months ended March 31, 2001 was $420,000 compared to $215,000 for the nine months ended April 1, 2001. The increases for the three and nine month periods were due to increased interest income earned on the proceeds from our public offering in February 2001.

(Benefit from) Provision for Income Taxes. At March 31, 2001, our net deferred tax assets have been fully offset by a valuation allowance due to uncertainties surrounding our ability to generate future taxable income. For the three and nine months ended March 31, 2001, we recorded a provision for income taxes of $4.8 million in order to establish this valuation allowance as compared to a benefit from income taxes of 29% for the nine months ended April 1, 2000. We will continue to assess our ability to realize our deferred tax assets on an ongoing basis.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized losses of $457,000 and $14,000 for the three and nine months ended March 31, 2001 and a gain $97,800 for the three and nine months ended April 1, 2000.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of March 31, 2001, we had working capital of approximately $54.9 million, including $28.3 million in cash and cash equivalents.

Cash and cash equivalents increased $14.8 million since June 30, 2000. Net cash used in operating activities of $8.1 million was primarily attributable to the net loss adjusted by depreciation, amortization, and an increase in valuation allowance for deferred taxes, offset by increased inventories and a provision for income taxes. The increase in inventories of $6.1 million during the nine months ended March 31, 2001 related primarily to new product introductions and decrease of sales. Cash used in investing activities during the nine months ended March 31, 2001 included $7.1 million in cash paid as part of the purchase price for the acquisition of HexaVision, which was completed during the first quarter. We added $10.1 million in fixed assets and capital equipment, of which $2.0 million was related to test equipment and fixtures for new product introductions, $1.6 million for development of fully automated and semi-automated photonics demonstration equipment, $1.8 million related to rollout of our enterprise resource planning software, and $1.1 million for office space reconfiguration. In February 2001, we completed a public offering of 2,000,000 shares of common stock at $18.00 per share. Realized net proceeds to us were $32.4 million. Cash flows from financing activities during the nine months consisted of the $32.4 million from the public offering, as well as $2.1 million in proceeds from our employee stock incentive plan.

We continue to pursue multiple options to address our capital requirements to take advantage of opportunities in the semiconductor and photonics markets, which may include acquisitions of complimentary products, technologies, or businesses. However, we believe exclusive of these specific opportunities that our existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our normal capital requirements for at least the next 12 months.

Acquisitions

On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., now Adept Technology Canada Co., a Canadian corporation. HexaVision is a machine vision research and development company. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and will be issuing shares of our common stock to the shareholders of HexaVision with a value of $1.1 million, subject to certain conditions. In addition, the terms of the acquisition provide that we will make two payments totaling approximately $1.6 million to the shareholders of HexaVision contingent upon the continued employment of selected HexaVision employees through July 2001. We deposited $1.6 million into an escrow account pending resolution of these contingencies. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies have been resolved. If the payments are made and the shares are issued, these amounts will be allocated to goodwill. We have accounted for the acquisition under the purchase method. We have included the results of operations of HexaVision in our results of operations beginning July 21, 2000. We believe the acquisition of HexaVision will enhance our machine vision products for all markets and facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision serving for the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

New Accounting Pronouncements

Staff Accounting Bulletin No. 101 - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" or SAB 101. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. We do not expect the impact of the adoption of SAB 101 to have a material effect on our consolidated results of operations, financial position and cash flows based upon the most current information.

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

Our past revenue and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

     o fluctuations in capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

     o   changes in demand in the semiconductor and electronics industries;

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

     o   exchange rate fluctuations;

     o   extraordinary events such as litigation or acquisitions; and

     o   slower than expected growth in the photonics industry.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000 and the first three quarters of fiscal 2001 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced reduced demand during the last two quarters in our base industries, especially the semiconductor industry, as OEMs reduced inventories as they shifted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets will occur.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, wireless communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in some of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the next quarter. During the third quarter of fiscal 2001, Adept received fewer orders that expected, the delay of several orders, and some order cancellations, and such changes in orders may adversely affect revenue for future quarters.

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

We depend on Sanmina Corporation for the supply of our circuit boards, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and we are transitioning from Imaging Technology Incorporated to Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. If any one of these significant sole or single source supplier were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If supplies of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future.

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

We generally do not have long-term contracts with our customers and existing contracts may be cancelled. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Because our customers are free to purchase products from our competitors, we are exposed to competitive price pressure on each order. Any reductions, cancellations or deferrals in customer orders could have a negative impact on our financial condition and results of operations.

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

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized and delay the generation of revenue.

If we are unable to identify and make acquisitions, our ability to expand our operations and increase our revenue may suffer.

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. We expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations, hire additional personnel and increase our revenue. We are currently reviewing several possible acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the photonics industry. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

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

     o difficulty in maintaining uniform standards, controls, procedures and policies;

     o   potential  negative impact on results of operations due to amortization
         of  goodwill,   other  intangible  assets  acquired  or  assumption  of
         anticipated liabilities;

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

International sales were $7.9 million and $28.3 million for the three and nine months ended March 31, 2001, $44.9 million for the fiscal year ended June 30, 2000, and $41.3 million for the fiscal year ended June 30, 1999. This represented 33.0%, 35.6%, 45.2%, and 47.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

     o   greater  difficulty  in  accounts  receivable   collection  in  foreign
         jurisdictions; and

     o   potentially adverse tax consequences.

Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar 2000, the value of major European currencies dropped against the U.S. dollar. And in 2001 to date, the values of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies, or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In recent actions, the SEC has further delayed the required implementation date which, for us, will be the fourth quarter of fiscal 2001, retroactive to the beginning of the fiscal year. We are still assessing the impact of SAB 101 on our consolidated results of operations, financial position, and cash flows based upon the most current information. In certain situations, application of the new accounting could delay the recognition of revenue that might otherwise have been recognized in earlier periods. As a result, our reported revenue may fluctuate more widely among fiscal periods in the future, and reported revenue for a particular fiscal period may not meet expectations.

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

(in thousands)                                                    2000            2001       2002           Total             Fair
--------------                                                    ----            ----       ----           -----             ----
Cash equivalents
 Fixed rate ..........................................      $      13,487          --         --      $      13,487          $13,487
 Average rate ........................................               3.90%         --         --               3.90%

 Auction rate securities
 Fixed rate ..........................................      $       3,500          --         --      $       3,500          $ 3,500
 Average rate ........................................               4.49%         --         --               4.49%

 Auction rate preferred
 Variable rate .......................................      $       3,450          --         --      $       3,450          $ 3,450
 Average rate ........................................               4.64%         --         --               4.64%
                                                               ----------         ----       ----     -------------          -------
    Total Investment Securities ......................      $      20,437          --         --      $      20,437          $20,437
                                                               ----------         ----       ----     -------------          -------
 Average rate ........................................               4.13%         --         --               4.13%


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

None


b) Reports on Form 8-K.

On January 25, 2001, a Form 8-K was filed by Adept announcing its financial results for its second quarter ended December 30, 2000.

On February 8, 2001, a Form 8-k was filed by Adept announcing the filing of a second amendment to its registration statement for a proposed public offering of its common stock.

On February 16, 2001, a Form 8-K was filed by Adept announcing its entry into a purchase agreement in connection with its public offering of common stock.

On February 22, 2001, a Form 8-K was filed by Adept announcing the completion of its public offering of common stock.

On March 22, 2001, a Form 8-K was filed by Adept announcing a press release related to Adept's revised outlook for its third quarter ending March 31, 2001.

On May 8, 2001, a Form 8-K was filed by Adept announcing its financial results for its third quarter ending March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                           ADEPT TECHNOLOGY, INC.


                                             By: /s/ Michael W. Overby
                                                 -------------------------------
                                                 Michael W. Overby
                                                 Vice President, Finance and
                                                 Chief Financial Officer