Form 10-K405
period 2001-06-30
ADEPT TECHNOLOGY INC
filed 2001-09-21
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to
      ____________________.

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                     ON WHICH REGISTERED
          -------------------                     -------------------
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 10, 2001 as reported on the Nasdaq National Market, was approximately $44,973,291.33. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 10, 2001, registrant had outstanding 13,184,453 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the 2001 Annual Meeting to be held on November 16, 2001 are incorporated by reference into Part III hereof.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

    In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this prospectus in greater detail under the heading "Factors Affecting Future Operating Results." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report.

    In this report, unless the context indicates otherwise, the terms " Adept," "we," "us," and "our" refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

    This report contains trademarks and trade names of Adept and other companies.

ITEM 1. BUSINESS

OUR COMPANY

    We provide intelligent production automation systems to our customers in many industries including the semiconductor, wireless communications, photonics, food processing, automotive, life sciences and electronics industries. We utilize our comprehensive product portfolio to provide automation solutions consisting of high precision assembly components, material handling robotics and application development software to meet our customer's increasingly complex manufacturing requirements.

    We offer our customers a comprehensive approach to automation that we call Rapid Deployment Automation, or RDA, that reduces the time and cost to design, engineer and launch products into high-volume production. Other benefits of our RDA solution include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. We intend to continue to enhance our RDA capabilities by providing differentiated, value added integrated systems to further penetrate - selected emerging markets.

    We market and sell our products worldwide through more than 300 system integrators, our direct sales force and original equipment manufacturers. This global presence, when combined with our extensive service and support infrastructure, enables us to effectively understand our customers' current and future technological automation requirements.

    We were incorporated in California in 1983. Our principal executive offices are located at 150 Rose Orchard Way, San Jose, California 95134. Our telephone number at that address is (408) 432-0888.

Recent Developments

    On June 27, 2001, we signed a definitive agreement to acquire privately-held CHAD Industries, Inc. in exchange for a combination of equity and cash to be paid out over three years. Completion of the acquisition remains subject to obtaining required approvals and other standard closing conditions. Completion of the acquisition of CHAD is the latest step in Adept's ongoing photonics automation strategy. The acquisition is expected to be completed in the second quarter of fiscal 2002. CHAD's extensive experience developing and building standardized precision workcells based on Adept software, controls and robot systems was paramount in our acquisition decision. Adept plans to leverage CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in photonics automation. CHAD's initial role within Adept following completion of the acquisition will be to develop process module tooling for both Adept NanoLine stage products and NanoCell automated process ready platforms. In addition, Adept plans to support and grow CHAD's existing odd-form standard machine business, which has been the cornerstone of CHAD for the last two decades.

    On February 18, 2001, Adept completed a public offering of its common stock. Adept sold a total of 2,000,000 shares of common stock at a price of $18.00 per share. The offering resulted in net proceeds to Adept of approximately $32.4 million, net of an underwriting discount of $2.5 million and offering expenses of $1.1 million.

    On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., now named Adept Technology Canada Co., a Canadian corporation. HexaVision was a machine vision research and development company. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and issued shares of our common stock to the shareholders of HexaVision with a value of $1.1 million. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, we issued 116,000 shares of our common stock to the former shareholders of HexaVision with a value of $1.1 million, made cash payments totaling $3,500 and released $313,000 in cash from an escrow account. In addition, a second payment of approximately $1.3 million in cash is payable on the second anniversary closing, contingent upon the achievement of certain operational milestones by HexaVision. We have set aside restricted cash in the amount of $1.6 million for future contingent payments including the payments made on July 21, 2001, and such restricted cash is included in Other Assets on the June 30, 2001 balance sheet. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies are resolved. Any payments made and shares issued will be allocated to goodwill. We have accounted for the acquisition under the purchase method. We believe the acquisition of HexaVision has already enhanced our machine vision products for all markets and will facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that has increased our performance in critical and demanding applications such as vision servoing for the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

PRODUCTS AND TECHNOLOGY COMPRISING RAPID DEPLOYMENT AUTOMATION

OVERVIEW

    Our vision of making automation easy to install is called Rapid Deployment Automation, or RDA. We have developed a product strategy to enable RDA. This product strategy includes simulation tools to help design automation systems, application software packages which contain automation process knowledge, very powerful software and hardware for real-time motion control and integrated sensing, and a family of mechanisms for different applications.


[Chart illustrating our technology with respect to the following four levels of RDA Approach:
RDA System Design Layer
RDA Process Knowleger Layer
RDA Real-time Control Layer
RDA Mechanical Component Layer]

MECHANICAL COMPONENTS

    We provide a large number of automation mechanisms to address different application needs. All of these mechanisms are controlled by the software and hardware control architecture described below. This broad product line allows system integrators and end users to develop automation solutions for many industries and applications.

ROBOT MECHANISM

    We offer two floor standing Selective Compliance Assembly Robot Arm, or SCARA, style robot mechanisms called the AdeptOne-XL and the AdeptThree-XL, as well as two table top robot mechanisms called the Adept Cobra 600 and 800, all of which are designed for assembly and material handling tasks. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. The Adept-XL robots use direct-drive technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot's product life, reliability and accuracy. The Adept Cobra series robots are light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space.

    We also offer a family of linear modules called Adept SmartModules. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Adept SmartModules are powered by Adept SmartAmps, which utilize the industry standard IEEE 1394 Firewire protocol to combine motion control signals and input/output signals for transmission over a single high-speed cable. Adept SmartModules lowers costs and installation time by reducing the amount of software programming and cabling required in a workcell, or a robotic system that performs a specific automation function. SmartModules are also offered in single-axis standalone versions, which can operate without any additional controllers, saving cost and space for simple applications.

    We also offer a line of semiconductor wafer handling robots. These mechanisms are sourced from Samsung Corporation. The AdeptVicron series is designed for semiconductor wafer handling applications and consists of two models: the AdeptVicron 300S (single arm) and 310D (dual arm) models which handle up to 300mm wafers.

    In 2001 we expanded our product line to include a family of 6 axis articulated mechanisms, which are manufactured for us by Yaskawa Corporation. The AdeptSix 300 is a tabletop robot ideally suited for precision assembly and material handling applications. We also make available larger models and clean room versions.

HIGH PRECISION MICRO POSITIONERS

    Adept  NanoStages  are  a  series  of  advanced  nanometer  positioners  for alignment applications in fiber optic assembly and other high precision applications. These devices increase the resolution of our mechanisms by a factor of 1000, from 25 microns for our standard robots to 25 nanometers for our standard micro positioners. Unlike many micro positioners, which were developed for laboratory environments, these products are durable, production-ready devices intended for integration into continuous production factory environments. We are developing versions of these micro positioners for fiber optic component assembly, fiber alignment, laser welding and semiconductor OEM applications.

PROGRAMMABLE PARTS FEEDER

    Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. The Adept Flex Feeder 250 can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the workcell or production line. The Adept Flex Feeder 250 integrates machine vision, software and motion control technology with a simple mechanical device for separating parts from bulk. The Adept Flex Feeder 250 recirculates the parts and separates them, relying on vision to identify individual parts.

ENVIRONMENTAL CONTROL PRODUCTS

    We offer front end wafer handling solutions for both semiconductor OEMs and end users. These offerings include both standard and customized products for contamination control including robotics for wafer handling and transport. The Adept Flexible Front End Systems, including the Adept FFE 200 and the Adept FFE 300, combine wafer sorting and wafer cassette handling load functions into one compact integrated front-end system; reducing cycle times, process complexity and cost. The Adept FFE 200/300 units combine value added wafer operations such as wafer orientation, optical character recognition, or OCR, sort and merge into a compact front-end system, eliminating the need for wafer sorters in the factory.

REAL TIME CONTROL PRODUCTS

MACHINE CONTROL SOFTWARE

    Our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

    V+  offers  the user  approximately  300  instructions  for  programming  an intelligent automation workcell. It includes a trajectory generator and continuous path planner, which compute the path of the robot's tool in real-time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports a variety of standard communication protocols. In addition, this software includes an operating system specifically designed for factory automation and robot control. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. An optional development environment for V+ is Windows 98, NT and 2000 based and allows the customer to utilize industry standard personal computers.

SERVO SOFTWARE

    The most basic level of our software architecture is the servo software, which directs individual motors to follow motion commands generated from the higher V+ software level. This software has been designed to control Adept robots, standard robots manufactured by other companies, and many custom robotic mechanisms built for special application. The servo software layer includes advanced control, safety and diagnostic features.

GUIDANCE AND INSPECTION VISION PRODUCTS

    AdeptVision is a line of machine vision products that are used for robot guidance and inspection applications. For guidance applications, AdeptVision is added into the controller by inserting a printed circuit board and enabling the vision system software. The integration of our controller and vision systems software enables high speed vision applications such as vision servoing. For inspection applications such as gauging and dimensioning, the AdeptVision product is sold as an integrated inspection vision system comprised of a controller with the vision board and software.

    AdeptVision features a unique tool for robot and machine guidance, the Adept ObjectFinder 2000. ObjectFinder quickly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees, as compared with other solutions, which simply locate translated images with very limited rotation. Our vision servoing ability is critical for precision processes such as the assembly of electronic or fiber optic components. Our machine vision software can also measure part dimensions for inspection purposes. Machine vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be fixed in the workcell or attached to a robot.

    We also offer HexSight, a shrink-wrapped library of machine vision software tools for OEMs and dedicated machine vision integrators. HexSight includes the ObjectFinder locator tool in addition to other general purpose image enhancement and analysis algorithms. These tools run directly in a PC environment and can be adapted to run in an OEM's custom software solution.

MACHINE CONTROLLERS

    Our controller products are currently based on the VersaModule Eurocard, or VME, bus architecture standard, but are migrating to a distributed control architecture which depends on high-speed networks such as IEEE 1394

Firewire, Ethernet, and DeviceNet, to link processors and sensors which may be distributed around a workcell. A large array of controller configurations are possible depending on the features selected by the customer. Our VME controllers are configured in four, five, or ten slot chassis. All controllers include a system processor module. Additional functionality can be incorporated by adding printed circuit boards and additional software. For example, motion control is added by inserting a motion control board. Printed circuit boards can be added for machine vision and additional communication inputs and outputs. The controller products are sold independently for machine control and inspection vision applications and are also sold as a component of the robot systems. The heart of our VME machine controllers is the AdeptWindows Controller board, or AWC, a single slot central processing unit board based on Motorola 68040/060 processors. All AWC boards include solid-state, mass storage, direct ethernet connectivity, DeviceNet industrial data network connectivity and international safety circuitry.

    Our AWC controller offers plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using Windows 98, 2000 and NT operating systems. This open architecture product allows customers to combine the features of our AIM and V+ software products with other personal computer-based software products using industry standard software tools such as Active X, Visual Basic, and Visual C++. Finally, all of our controller products support the same Windows NT-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

    The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market. These capabilities include special application specific integrated circuits for controlling direct-drive motors, reading encoders, or sensors, and controlling power up sequencing of complex high power systems. The controller also includes safety circuits that meet domestic and international specifications and technology to protect the controller from voltage spikes, electrical noise and power brownouts. Additionally the controller features high wattage switching power amplifiers, and networking circuitry for local area network and industrial data networks.

    In 2001, we began shipments of our newest controller, the Adept SmartController. Designed to work with the Adept SmartAmp distributed servo control network, SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications.

PROCESS KNOWLEDGE PRODUCTS

    Assembly Information Manager, or AIM software, simplifies the integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users lacking advanced programming expertise to use this embedded knowledge to accomplish a specific task.

    AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task-level statements with a high performance, real-time database and a structure for representing process knowledge.

    The AIM task level statements allow the developer to specify at a very high level what operations the workcell is to perform, such as "insert a component into a socket using vision to correct for irregularities". This command is automatically coupled with data contained in the real-time database that specifies the physical aspects of the workcell, such as the location of a part. The information contained in the databases can be created or downloaded from a computer or simulation system at any time. Finally, the AIM system automatically invokes the routines that contain the process knowledge and dictate how the specified operation will be performed. In this way, an AIM workcell can be programmed by a person who understands as few as ten process actions rather than hundreds of programming instructions or thousands of lines of conventional code.

    We sell several application specific versions of AIM, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, and VisionWare, which simplifies the use of vision in both guidance and inspection applications, as well as other packages which address dispensing, packaging, flexible part feeding, semiconductor wafer handling and precision photonics bonding operations. In addition, end users and system integrators, many of whom have developed their own AIM application-specific packages, can add process knowledge. AIM can be accessed via the Windows 98, 2000, and NT environments. AIM programs are written in the V+ language.

SYSTEM DESIGN SOFTWARE

    Adept provides simulation tools to help system integrators and end users both design automation systems and evaluate product designs for ease of manufacture. These tools are developed by our SILMA division, a developer of simulation software. SILMA's products allow machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically and the mathematics necessary to animate them, known as kinematic models, are generated automatically. Dynamics of mechanisms can also be modeled, which enables machine cycle times to be accurately predicted. SILMA products can either create new computer aided design, or CAD, geometry for simulations, import CAD models from standard libraries of machines and peripheral devices, or import models directly from common CAD systems. SILMA products are available on both PC and several workstation platforms.

    SILMA's newest product, Production PILOT, consists of three modules for assembly automation process design, simulation, and analysis, built into an easy-to-use, yet powerful, 3-D graphical simulation environment.

    PILOT Yield allows assembly sequences to be analyzed for interferences and to be scored for ease of automation. Pursuant to a sublicense agreement with Adept Japan, which had entered into an agreement with Sony Corporation on March 24, 2000, we acquired the right to embed Sony Corporation's design for assembly/disassembly capability, or DAC, product in PILOT Yield. DAC is an assembly/disassembly and cost-effectiveness rating methodology or scoring system used by designers to measure and analyze the effectiveness of their factory assembly designs. It includes a scoring system that rates product designs for ease of assembly and disassembly.

    PILOT Cell allows the detailed animation of a workcell, checks for collisions, and predicts actual production cycle times to an accuracy of better than 5%. End user programs can be developed at a high level of abstraction in PILOT Cell using our AIM software and later optimized at a detailed level using Adept Digital Workcell.

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

    Adept Digital Workcell allows engineers to program a workcell with actual production software without the physical robot or cell hardware. Adept Digital Workcell increases productivity by allowing the user to anticipate cycle times, program logic errors, location errors, collision errors and motor overload errors far earlier in the development process. In addition, Adept Digital Workcell allows users to quickly generate alternative conceptual layouts and cycletime estimates for project proposals.

PLATFORMS

    In response to end customer and integrator needs, we now offer a growing family of process ready platforms for the semiconductor and photonics markets. These platform offerings include Flexible Front End systems for the semiconductor tool market and Adept NanoCell for the photonics assembly market. The NanoCell platform integrates all automation components on a single control architecture and unified vibration damped mechanical base. Typical systems include a material handling mechanism such as SmartModules or AdeptSix robot, MV Controller, AdeptVision VXL, up to 3 multi axis Adept NanoStages, AIM software and an integrated PC user interface. We also are pursuing a similar strategy in the semiconductor wafer handling front-end market, where Adept Flexible Front Ends typically include robots, contamination control, load ports, machine vision and control software.

    Our OEMs, integrators and end users can quickly configure these standard platforms to add specific manufacturing processes. Platform products represent a further extension of our RDA strategy. For industries where high volumes of a similar basic machine are needed, an integrated platform eliminates the time and cost of designing equipment frames, assembling and validating control and mechanism products and developing and debugging generic control software.

CUSTOMERS

    We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the semiconductor, wireless communications, photonics, food, automotive, appliances, life sciences and electronics industries. These companies use our products to perform a wide variety of functions in assembly, material handling and precision process applications, including mechanical assembly, printed circuit board assembly, dispensing and inspection. No customer accounted for more than 10% of our revenues in any of the past three years.

SALES, DISTRIBUTION AND MARKETING

SALES AND DISTRIBUTION

    We market our products through system integrators, our direct sales force and OEMs.

    System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 300 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. These relationships are mutually nonexclusive and generally are not limited to specific geographical territories. In certain international markets, the system integrators perform marketing and support functions directly.

    Direct Sales Force. We employ a direct sales force which directs its sales efforts to end users to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force works closely with system integrators and OEMs to integrate our product line into their systems, provide sales leads to certain system integrators and obtain intelligent automation system quotes from system integrators for end users. As of June 30, 2001, our North American sales organization included approximately 24 employees. We have seven North American sales and customer support offices located in San Jose, California; Southbury, Connecticut; Southfield, Michigan; Livermore, California; Charlotte, North Carolina; Cincinnati, Ohio; and Dallas, Texas. As of June 30, 2001, our international sales organization included approximately nine persons covering Europe, Singapore, and South Korea. We have eight international sales and customer support offices located in Europe and the Pacific Rim.

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

MARKETING

    Our marketing organization, which consisted of 30 persons as of June 30, 2001, supports our system integrators, direct sales force and OEM customers in a variety of ways. Our product management group works with end users, system integrators, corporate integrators and our sales engineers to continually gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. Our marketing programs group generates and qualifies new business through industry trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry periodicals. This marketing team is responsible for tracking customers and prospects through our marketing database. Our marketing group also publishes a document called the MV Partner catalog, which lists software and hardware components that we have certified as compatible with our product line. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, and we view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.

SERVICES AND SUPPORT

    Our service and support organization, which consisted of approximately 101 full-time employees as of June 30, 2001, is designed to support our customers from the design of our automation line through ongoing support of the installed system. This organization included approximately 45 consulting and application engineers/programmers based in a number of our sales offices in the U.S., Europe and Asia. This team is experienced in applying our product line to solve a wide array of application issues and operates toll-free telephone support lines to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

    We also maintain a team of instructors, consisting of eight individuals as of June 30, 2001, who develop training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

    Our field service organization, which consisted of 48 persons as of June 30, 2001, is based in eight service centers located in San Jose, California; Cincinnati, Ohio; Massy, France; Dortmund, Germany; Arezzo, Italy; Kanagawa, Japan; Seoul, South Korea and Singapore. In addition, we have service resources located inside some key customers' facilities. Our field-based service engineers maintain and repair our products at the end user's facilities. Personnel based at these service centers also provide advice to customers on spare parts, product upgrades and preventative maintenance.

BACKLOG

    Our product backlog at June 30, 2001 was approximately $10.5 million, as compared with approximately $20.9 million at June 30, 2000.

    We have experienced a significant decline in orders during the last two quarters of fiscal year 2001, reflecting substantial excess manufacturing capacity across most of the industries we serve. In addition, our backlog has historically been booked late in the quarter and shipped primarily in the following quarter. Both the combination of a significant decline in activity due to our customer's excess capacity status and timing of bookings contributed to the change in backlog at June 30, 2001 as compared to June 30, 2000.

    Increasingly our business is characterized by short-term order and shipment schedules. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

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

    We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2001, we had 147 persons engaged in research, development and engineering. Our research, development and engineering expenses were approximately $22.7 million for 2001,

$14.6 million for 2000 and $11.6 million for 1999 and represented 22.7% of net revenues for 2001, 14.7% for 2000 and 13.3% for 1999.

MANUFACTURING

    Our manufacturing activities include the selective assembly, testing and configuration of our products. We believe that by performing these operations, we can better ensure the quality and performance of our products. We outsource low value added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. We also outsource some robot mechanisms. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products which are tested again before shipment to the customer. This strategy enables us to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

    Our manufacturing organization has expertise in mechanical, electrical, and software assembly and testing. Because outstanding quality and reliability over the life of our products are key to customer satisfaction and customers' repeat purchases of automation products, we believe our quality plans and organization are a key part of our business strategy. Our manufacturing engineering organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce and monitored to assure compliance. In addition, our manufacturing organization works closely with vendors to develop instructions and to remedy quality problems if they arise.

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

COMPETITION

    Our principal competition in the photonics industry for high precision micro positioners are Newport Corporation, Axsys, Melles Griot Inc., Aerotech, and Polytec PI, Inc. Historically, these companies have primarily marketed to the research community to supply positioners for use in laboratory environments. We also compete with Newport Corporation and various automation solution providers to deliver semi-automatic and fully automatic manufacturing platforms for fiber optic component assembly. This market is in its early stages of development and is changing rapidly; therefore, new competitors could emerge with alternative processes and solutions.

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

    Our principal competitors in the assembly robot and linear modules markets include subsidiaries of Japanese companies, including Fanuc Ltd, Seiko Instruments, Yamaha Corporation, Denso Corporation and Intelligent Actuator. We also compete with a narrow group of European companies, principally Robert Bosch GmbH, and some divisions of Parker Hannifin. In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including Motoman, Kawasaki Robotics, Inc., Reis Robotics, Kuka Robotics, CRS Robotics Corporation and Asea Brown Boveri.

    Our principal competition in the semiconductor atmospheric wafer handling and contamination control market comes from Asyst Technologies, Inc. The majority of Asyst's revenue comes from adaptive wafer handling and transfer devices sold to end users. They have been the leader in wafer handling and transfer and isolation technology in the semiconductor industry. Additional competitors in the semiconductor robot market are Brooks Automation, Inc. and Equip, a division of PRI Automation, Inc.

    Our principal competitors in the market for motion control system include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from two major suppliers of motion control boards, Galil Motion Control, Inc. and Delta Tau Data Systems, Inc. These motion control boards are purchased by end users which engineer their own custom motion control systems. In the simulation software market, our competitors include Tecnomatix Technologies, Inc., an Israel-based company which sells mostly to major automotive manufacturers, and Deneb Robotics, Inc., a subsidiary of Dassault Systemes. In the machine vision market, our primary competition is from Cognex Corporation.

INTELLECTUAL PROPERTY

    We primarily pursue patent, trademark and copyright protection for our technology and products. We currently hold eight patents and three pending patent applications in the United States and two patents and one pending patent application outside of the United States. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

ITEM 2. PROPERTIES

    Our headquarters and principal research and development and manufacturing facilities are located in a 92,000 square foot building we lease in San Jose, California. The lease expires in December 2003 and provides for lease payments of approximately $2.0 million in calendar year 2001 and $2.1 million in calendar year 2002. We lease an additional 10,417 square feet in an adjacent building in San Jose for our SILMA division. The lease expires in December 2003 and provides for lease payments of approximately $233,000 in calendar year 2002. We lease a 12,000 square foot facility in Santa Barbara, California for our NanoMotion operations, which commenced on June 1, 2000. The lease expires in May 2005 and provides for lease payments of approximately $220,000 in calendar year 2002. We lease a 17,000 square foot facility in Tucson, Arizona, which commenced in April 28, 2000. The lease expires in April 2005 and provides for lease payments of approximately $137,000 in calendar year 2002. We also lease a facility in Livermore, California consisting of 13,000 square feet that houses certain research and development activities and exercised our option to lease an additional 13,000 square feet adjacent to the current facility in August 1999. This lease expires in October 2003 and provides for lease payments of approximately $321,000 in calendar year 2002. We also lease a 75,000 square foot facility in Livermore, California for certain research and development activities, which commenced in March, 2001, with an option to lease an additional 145,000 square foot location. The lease expires in 2011 and provides for lease payments of $1.3 million in 2002 with a four percent annual increase thereafter. We also lease a 10,500 square foot facility in Quebec City, Canada for certain machine vision sales, research and development activities. The lease expires in 2009 and provides for lease payments of approximately $50,000 in 2002. We also lease facilities for sales and/or customer training in Southbury, Connecticut; Southfield, Michigan; Charlotte, North Carolina; Cincinnati, Ohio; Dallas, Texas; Massy, France; Dortmund and Munich, Germany; Arezzo, Italy; Kanagawa, Japan (through our joint venture); Kenilworth, United Kingdom; Seoul, South Korea; Singapore; and Cerdanyola, Spain.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material adverse effect on our business, financial condition, or results of operations.

    Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Some of these end users have notified us that they may seek indemnification from us for any damages or expenses resulting from this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    Adept's executive officers are:

              NAME                      AGE                                    POSITION
              ----                      ---                                    --------
Brian R. Carlisle                        50         Chairman of the Board of Directors and Chief
                                                    Executive Officer
Bruce E. Shimano                         52         Vice President, Research and Development, Secretary
                                                    and Director
John W. Schwartz                         46         Treasurer, Director of Finance and Chief Accounting Officer
Marcy R. Alstott                         44         Vice President, Operations
Michael W. Overby                        44         Vice President, Finance and Chief Financial Officer

    Brian R. Carlisle has served as Adept's Chief Executive Officer and Chairman of the Board of Directors since he co-founded Adept in June 1983. From June 1980 to June 1983, he served as General Manager of the West Coast Division of Unimation, Inc., a manufacturer of industrial robots, where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received B.S. and M.S. degrees in Mechanical Engineering from Stanford University. Mr. Carlisle was President of the U.S. Robotic Industries Association for 3 years, is currently a member of the Board of Directors for the National Coalition for Manufacturing Sciences, served as General Chair in May 2000 for the IEEE International Conference on Robotics and Automation, and is on the Board of the National Coalition for Advanced Manufacturing.

    Bruce E. Shimano has served as our Vice President, Research and Development, Secretary and a director since he co-founded Adept in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from Stanford University.

    John W. Schwartz joined Adept in December 2000 as Treasurer and Director of Finance and has served as Adept's Chief Accounting Officer since April 2001. From January 2000 to December 2000, Mr. Schwartz was self employed as an attorney providing merger and acquisition and corporate transactional services. From 1996 to 2000, he was a Senior Manager at Ernst & Young LLP providing corporate tax consulting and tax controversy representation. From 1990 to 1996 he founded and managed a business law practice. Mr. Schwartz is an attorney and Certified Public Accountant. He holds a B.S. in Business Administration from University of Missouri-St. Louis, a Juris Doctorate from St. Louis University School of Law, and a LL.M.-Taxation degree from Washington University School of Law.

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

    Michael W. Overby has served as Adept's Vice President of Finance and Chief Financial Officer since March 2000. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller at Adept. Prior to joining Adept, Mr. Overby was the financial executive for DG Systems, a leading provider of digital distribution services to the broadcast advertising industry. From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Inprise Corporation, formerly Borland, a public software company. Mr. Overby holds a B.S. in Business Administration from California Polytechnic State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    Our common stock is traded on the Nasdaq National Market under the symbol "ADTK". The following table reflects the range of high and low sale prices as reported on the Nasdaq National Market for the quarters identified below:

                                                          THREE MONTHS ENDED
                JUN. 30,      MAR. 31,     DEC. 31,     SEP. 30,     JUN. 30,     MAR. 31,     DEC. 31,      SEP. 30,
                  2001          2001         2000         2000         2000         2000         1999          1999
                  ----          ----         ----         ----         ----         ----         ----          ----
High            $ 14.50      $ 31.38       $ 53.25       $ 58.19     $ 47.50      $ 16.69      $ 7.97        $ 11.25
Low             $  7.45      $ 11.00       $ 12.38       $ 21.50     $  8.75      $  6.00      $ 5.44        $  6.13

    At June 30, 2001, there were approximately 264 shareholders of record.

    To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.


RECENT SALES OF UNREGISTERED SECURITIES

    In connection with our acquisition of HexaVision Technologies Inc., Adept issued 116,000 shares of its common stock to the former shareholders of HexaVision Technologies Inc., in July 2001 pursuant to an exemption from registration under Regulation S under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The historical results are not necessarily indicative of future results. On July 16, 1999, we completed the acquisition of BYE/Oasis Engineering, Inc. in a pooling of interests transaction. The selected financial data prior to June 30, 2000 has been restated to include the historical results of BYE/Oasis Engineering, Inc. Fiscal 2001 results also include the financial results of Pensar, NanoMotion and HexaVision subsequent to their acquisitions on April 28, 2000, May 31, 2000 and July 21, 2000, respectively.

                                                                          YEARS ENDED JUNE 30,
                                                       -----------------------------------------------------------
                                                          2001        2000         1999         1998        1997
                                                          ----        ----         ----         ----        ----
RESULTS OF OPERATIONS:                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues .......................................   $ 100,313    $  99,212    $  87,374   $ 105,440   $  88,511
Cost of revenues ...................................      65,303       56,173       47,902      60,841      52,017
                                                       ---------    ---------    ---------   ---------   ---------
      Gross margin .................................      35,010       43,039       39,472      44,599      36,494
                                                       ---------    ---------    ---------   ---------   ---------
Operating expenses:
      Research, development and engineering ........      22,727       14,629       11,591      11,844       9,738
      Selling, general and administrative ..........      36,002       29,503       24,676      26,890      22,758
      Merger-related charges (1) ...................        --            988         --          --          --
      Restructuring and other non-recurring charges         --           --           --         2,756        --
      Amortization of goodwill and other intangibles       6,818          685         --          --          --
                                                       ---------    ---------    ---------   ---------   ---------
Total operating expenses ...........................      65,547       45,805       36,267      41,490      32,496
                                                       ---------    ---------    ---------   ---------   ---------
Operating income (loss) ............................     (30,537)      (2,766)       3,205       3,109       3,998
Interest income, net ...............................         733          746          926         971         693
                                                       ---------    ---------    ---------   ---------   ---------
Income (loss) before provision for (benefit from)
   income taxes ....................................     (29,804)      (2,020)       4,131       4,080       4,691

Provision for (benefit from) income taxes ..........       5,396         (593)       1,620       1,819       1,534
                                                       ---------    ---------    ---------   ---------   ---------
Net income (loss) ..................................   $ (35,200)   $  (1,427)   $   2,511   $   2,261   $   3,157
                                                       =========    =========    =========   =========   =========


Net income (loss) per share:(2)
     Basic .........................................   $   (3.02)   $   (0.15)   $    0.27   $    0.25   $    0.36
                                                       =========    =========    =========   =========   =========
     Diluted .......................................   $   (3.02)   $   (0.15)   $    0.26   $    0.23   $    0.34
                                                       =========    =========    =========   =========   =========

Number of shares used in computing per share
   amounts:(2)
     Basic .........................................      11,637        9,774        9,302       9,154       8,739
                                                       =========    =========    =========   =========   =========
     Diluted .......................................      11,637        9,774        9,484       9,689       9,159
                                                       =========    =========    =========   =========   =========


                                                                     AS OF JUNE 30,
                                                    ------------------------------------------------
                                                     2001      2000       1999      1998       1997
                                                     ----      ----       ----      ----       ----
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments   $21,500   $20,437   $ 27,016   $20,939   $18,642
                                                    =======   =======   ========   =======   =======
Working capital .................................    39,784    46,593     47,614    45,928    39,703
                                                    =======   =======   ========   =======   =======
Total assets ....................................    95,573    93,523     71,677    70,310    61,480
                                                    =======   =======   ========   =======   =======
Long-term liabilities ...........................     1,284     1,222       --          78       109
                                                    =======   =======   ========   =======   =======
Total shareholders' equity ......................    71,482    70,728     55,186    53,399    48,114
                                                    =======   =======   ========   =======   =======

----------------
(1) In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.

(2) See Notes 1 and 8 of Notes to Consolidated Financial Statements for a discussion of the computation of net income (loss) per share.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

We operate and report financial results ending on the last Saturday of a 13 week period for each of our first three fiscal quarters and at June 30 for our fiscal year end. For convenience, we have indicated in this annual report on Form 10K our fiscal quarters end on March 31, December 31 and September 30.

                                                                    THREE MONTHS ENDED,
                                                  ----------------------------------------------------------
                                                    JUN. 30,      MAR. 31,      DEC. 31,        SEP. 30,
                                                     2001           2001          2000            2000
                                                     ----           ----          ----            ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..................................   $   20,745     $   23,913     $   28,034     $   27,621
Cost of revenues ..............................       20,845         14,393         15,282         14,783
                                                  ----------     ----------     ----------     ----------
Gross margin (loss) ...........................         (100)         9,520         12,752         12,838
                                                  ----------     ----------     ----------     ----------
Operating expenses:
 Research, development and
  engineering .................................        7,671          5,182          5,008          4,866
 Selling, general and administrative ..........       10,498          9,297          8,371          7,836
 Merger-related charges (1) ...................         --             --             --             --
 Amortization of goodwill and
   other intangibles ..........................        1,798          2,077          1,518          1,425
                                                  ----------     ----------     ----------     ----------
Total operating expenses ......................       19,967         16,556         14,897         14,127
                                                  ----------     ----------     ----------     ----------
Operating income (loss) .......................      (20,067)        (7,036)        (2,145)        (1,289)
Interest income, net ..........................          313            165             66            189
                                                  ----------     ----------     ----------     ----------
Income (loss) before provision for
     income taxes .............................      (19,754)        (6,871)        (2,079)        (1,100)
Provision for (benefit from) income taxes .....          568          4,828            385           (385)
                                                                 ----------     ----------     ----------
Net income (loss) .............................   $  (20,322)    $  (11,699)    $   (2,464)    $     (715)
                                                  ==========     ==========     ==========     ==========
Net income (loss) per share:
 Basic ........................................   $    (1.55)    $     (.99)    $     (.23)    $     (.07)
                                                  ==========     ==========     ==========     ==========
 Diluted ......................................   $    (1.55)    $     (.99)    $     (.23)    $     (.07)
                                                  ==========     ==========     ==========     ==========
Number of shares used in computing
   per share amounts:
 Basic ........................................       13,101         11,795         10,886         10,743
                                                  ==========     ==========     ==========     ==========
 Diluted ......................................       13,101         11,795         10,886         10,743
                                                  ==========     ==========     ==========     ==========
As a percentage of net revenues:
Net revenues ..................................        100.0%         100.0%         100.0%         100.0%
Cost of revenues ..............................        100.5           60.2           54.5           53.5
                                                  ----------     ----------     ----------     ----------
Gross margin ..................................         (0.5)          39.8           45.5           46.5
                                                  ----------     ----------     ----------     ----------
Operating expenses:
 Research, development and engineering ........         37.0           21.6           17.9           17.6
 Selling, general and administrative ..........         50.6           38.9           29.9           28.4
 Merger-related charges (1) ...................         --             --             --             --
 Amortization of goodwill and other intangibles          8.6            8.7            5.4            5.2
                                                  ----------     ----------     ----------     ----------
Total operating expenses ......................         96.2           69.2           53.2           51.2
                                                  ----------     ----------     ----------     ----------
Operating income (loss) .......................        (96.7)         (29.4)          (7.7)          (4.7)
Interest income, net ..........................          1.5             .7             .3             .7
                                                  ----------     ----------     ----------     ----------
Income (loss) before provision for income taxes        (95.2)         (28.7)          (7.4)          (4.0)
Provision for (benefit from) income taxes .....          2.8           20.2            1.4           (1.4)
                                                                 ----------     ----------     ----------
Net income (loss) .............................        (98.0)%        (48.9)%         (8.8)%         (2.6)%
                                                  ==========     ==========     ==========     ==========

                                                                     THREE MONTHS ENDED,
                                                  -------------------------------------------------------
                                                      JUN. 30,      MAR. 31,      DEC. 31,      SEP. 30,
                                                        2000          2000          1999          1999
                                                        ----          ----          ----          ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues ..................................      $   28,058    $   26,253    $   24,267    $   20,634
Cost of revenues ..............................          15,389        14,327        13,710        12,747
                                                     ----------    ----------    ----------    ----------
Gross margin (loss) ...........................          12,669        11,926        10,557         7,887
                                                     ----------    ----------    ----------    ----------
Operating expenses:
 Research, development and
  engineering .................................           4,346         3,708         3,116         3,459
 Selling, general and administrative ..........           7,405         7,450         7,391         7,257
 Merger-related charges (1) ...................            --            --            --             988
 Amortization of goodwill and
   other intangibles ..........................             685          --            --            --
                                                     ----------    ----------    ----------    ----------
Total operating expenses ......................          12,436        11,158        10,507        11,704
                                                     ----------    ----------    ----------    ----------
Operating income (loss) .......................             233           768            50        (3,817)
Interest income, net ..........................             115            80           242           309
                                                     ----------    ----------    ----------    ----------
Income (loss) before provision for
     income taxes .............................             348           848           292        (3,508)
Provision for (benefit from) income taxes .....              98           254           117        (1,062)
                                                     ----------    ----------    ----------    ----------
Net income (loss) .............................      $      250    $      594    $      175    $   (2,446)
                                                     ==========    ==========    ==========    ==========
Net income (loss) per share:
 Basic ........................................      $      .02    $      .06    $      .02    $     (.26)
                                                     ==========    ==========    ==========    ==========
 Diluted ......................................      $      .02    $      .06    $      .02    $     (.26)
                                                     ==========    ==========    ==========    ==========
Number of shares used in computing
   per share amounts:
 Basic ........................................          10,677         9,788         9,583         9,491
                                                     ==========    ==========    ==========    ==========
 Diluted ......................................          11,395        10,460         9,752         9,491
                                                     ==========    ==========    ==========    ==========
As a percentage of net revenues:
Net revenues ..................................           100.0%        100.0%        100.0%        100.0%
Cost of revenues ..............................            54.8          54.6          56.5          61.8
                                                     ----------    ----------    ----------    ----------
Gross margin ..................................            45.2          45.4          43.5          38.2
                                                     ----------    ----------    ----------    ----------
Operating expenses:
 Research, development and engineering ........            15.5          14.1          12.8          16.7
 Selling, general and administrative ..........            26.4          28.4          30.5          35.2
 Merger-related charges (1) ...................            --            --            --             4.8
 Amortization of goodwill and other intangibles             2.5          --            --            --
                                                     ----------    ----------    ----------    ----------
Total operating expenses ......................            44.4          42.5          43.3          56.7
                                                     ----------    ----------    ----------    ----------
Operating income (loss) .......................              .8           2.9            .2         (18.5)
Interest income, net ..........................              .4            .3           1.0           1.5
                                                     ----------    ----------    ----------    ----------
Income (loss) before provision for income taxes             1.2           3.2           1.2         (17.0)
Provision for (benefit from) income taxes .....              .3            .9            .5          (5.1)
                                                     ----------    ----------    ----------    ----------
Net income (loss) .............................              .9%          2.3%           .7%        (11.9)%
                                                     ==========    ==========    ==========    ==========

(1) In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We provide intelligent production automation solutions to our customers in many industries including the semiconductor, wireless communications, photonics, food, automotive, life sciences and electronics industries. We utilize our comprehensive portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include simulation software, machine vision systems, machine controllers for robot mechanisms and other flexible automation equipment, and a family of mechanisms including robots, linear modules, vision-based flexible part feeders, as well as a line of Cartesian scalable robots targeted for the electronics and assembly applications markets. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. We recently announced a new line of robots expressly designed for use in the semiconductor fabrication industry. We have also expanded our channel of system integrators and our international sales and marketing operations. As a result of these developments, the nature and composition of our revenues have changed over time. Specifically, software license and service revenues, although still relatively insignificant, have increased as a percentage of total revenues in recent periods, and international sales comprise between approximately 30%-40% of revenues on any given quarter.

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

    This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2001, referred to as fiscal 2001, 2000, and 1999. Unless otherwise indicated, references to any year in this Management's Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

    During the three-year period ended June 30, 2001, we acquired four companies: HexaVision Technologies, Inc. NanoMotion Incorporated, Pensar-Tucson, Inc. and BYE/OASIS. These acquisitions are described below.

HEXAVISION

    On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., now named Adept Technology Canada Co., a Canadian corporation. HexaVision is a machine vision research and development company. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and issued shares of our common stock to the shareholders of HexaVision with a value of $1.1 million. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, we issued 116,000 shares of our common stock to the former shareholders of HexaVision with a value of $1.1 million, made cash payments totaling $3,500 and released $313,000 in cash from an escrow account. In addition, a second payment of approximately $1.3 million in cash is payable on the second anniversary closing, contingent upon the achievement of certain operational milestones by HexaVision. We have set aside restricted cash in the amount of $1.6 million for future contingent payments including the payments made on July 21, 2001, and such restricted cash is included in Other Assets on the June 30, 2001 balance sheet. These contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies are resolved. Any payments made and shares issued will be allocated to goodwill. We have accounted for the acquisition under the purchase method. We believe the acquisition of HexaVision will enhance our machine vision products for all markets and facilitate our entry into the PC-based machine vision market. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision servoing for the microelectrical, fiber optic, semiconductor, metrology and photonics industries.

NANOMOTION

    On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion is a manufacturer of ultra-high precision positioning and alignment devices. In connection with the acquisition, we issued 600,000 shares of our common stock to the shareholders of NanoMotion valued at $21 per share, which was the fair market value of our common stock at May 31, 2000. The acquisition was accounted for as a purchase. We believe that our acquisition of NanoMotion will enhance our ability to offer intelligent automation solutions to the microelectrical, fiber optic, semiconductor, metrology, and precision machining and photonics industries.

PENSAR

    On April 28, 2000, we completed the acquisition of Pensar-Tucson, Inc., an Arizona corporation. Pensar is a design and engineering company, which integrates factory automation systems. In connection with the acquisition, we issued 100,000 shares of our common stock to the shareholders of Pensar valued at $11.75 per share, which was the fair market value of our common stock at April 28, 2000. In addition, we paid $3,000,000 in cash, resulting in a total purchase price of $4.2 million. The acquisition was accounted for as a purchase. We believe that our acquisition of Pensar will enhance our ability to offer standard solutions for microelectrical, fiber optic and photonics assembly automation.

BYE/OASIS

    On July 16, 1999, we completed the acquisition of BYE/OASIS Engineering, Inc., a Texas corporation. BYE/OASIS is a manufacturer of environmental filtering and control systems, which create a clean room environment inside a semiconductor manufacturing machine or tool, and wafer cassette handling devices for the microelectronics industry. In connection with the acquisition, we issued 720,008 shares of our common stock to the shareholders of BYE/OASIS. In addition, we assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of our common stock. The acquisition constituted a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The acquisition was accounted for using the pooling of interests method, and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS. Prior to the merger, BYE/ OASIS's fiscal year ended on September 30. In recording the business combination, BYE/OASIS's prior period financial statements have been restated to conform to our fiscal year. We believe this acquisition will broaden our factory automation offerings in the wafer and microelectronic manufacturing industry and enhance our experience and marketing and service infrastructure.

RESULTS OF OPERATIONS

Comparison of 2001 to 2000

    Net Revenues. Our net revenues increased by 1.1% to $100.3 million in 2001 from $99.2 million in 2000, with all of the growth occurring in the first two quarters. During the last two quarters of the year, we experienced reduced demand in our core North American markets of Electronics & Mobile Phones, Semiconductor, Photonics and Automotive as well as some softening in our base business in Europe. We believe that substantial excess manufacturing capacity across most of the industries we serve contributed to this decline in activity. We expect this reduction in demand will adversely affect our sales in these markets over at least the next several quarters. Although we have recently experienced decreased demand in Photonics, in general, we continued to make progress and revenues from this industry increased to 8% of total revenue in fiscal year 2001, as compared to less than 1% of revenue in fiscal 2000.

    Our domestic sales were $63.9 million in 2001 compared to $54.3 million in 2000, an increase of 17.6%. The growth in domestic sales was principally attributable to increased sales to customers in the photonics and OEM industries.

    Our international sales were $36.4 million in 2001 compared to $44.9 million in 2000, a decrease of 18.9%. The general economic downturn has significantly affected our European markets. This, coupled with pricing pressures due to the strength of the U.S. dollar against the euro, contributed to lower sales in 2001. We may experience continued price pressure in European markets, which may have a negative effect on future revenues.

    Gross Margin. Gross margin as a percentage of net revenue was 34.9% in 2001 compared to 43.4% in 2000. The decrease in gross margin percentage is due primarily to a $5.8 million inventory write-down, which was attributable to the rapid decline in sales we experienced during the last quarter of fiscal 2001 and associated lower forecasted demand for fiscal 2002. In addition, margins were generally negatively impacted by a significant decline in revenue with customers in our base business, especially the semiconductor industry, and significantly reduced shipments in relation to a relatively fixed overhead cost structure. We expect to continue to experience fluctuations in our gross margin percentage due to changes in availability of components, changes in product configuration and changes in sales mix.

    Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 55.4% to $22.7 million, or 22.7% of net revenues in 2001, from $14.6 million, or 14.7% of net revenues in 2000. The increase for the period was attributable primarily to increased personnel costs as research, development and engineering headcount increased 28% during the first nine months of the year ending June 30, 2001 from June 30, 2000, with more than half of these employees being hired as a result of our three acquisitions during calendar year 2000. In addition, facilities expenses increased by $1 million or 422% attributable to the addition of the HexaVision facility, Santa Barbara facility and the new Livermore building that was occupied during the year ended June 30, 2001.

    We spent much of fiscal 2001 in intense product development advancing our line of controllers and integrating the products and technologies of the acquisitions noted previously, and began releasing new products based on the technologies resulting from our development efforts in the March and June quarters. These new products include the Nanoline microstages for photonics assembly and the HexSight and Adept AVI vision systems for high precision assembly and material handling. In addition, we invested heavily in developing new products for our base business including 6-axis robots, smaller and lower cost Smart Series of controllers and Cartesian robots with integrated power amplifiers. We also developed the NanoCell, a platform to integrate these technologies, and developed two key processes for photonics assembly, epoxy bonding and laser welding.

    Over the past several years, we have been involved in several federally-funded consortiums, which partially offset some of our research and development expenses. We completed the last of these funded projects in early 2001. We do not anticipate entering into any such consortiums in fiscal year 2002. Funding from these consortiums were $49,000 and $309,000 for the years ended June 30, 2001 and 2000, respectively.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 22.0% to $36.0 million or 35.9% of net revenues in 2001 from $29.5 million or 29.7% of net revenues in 2000. The increased level of spending was primarily attributable to increased headcount of 15% from June 30, 2000 to June 30, 2001 and compensation-related expenses and additional costs from companies acquired. We expect that selling, general and administrative expenses will decrease or remain flat through our efforts to reduce expenses in response to the general decline in the industries we serve.

    Merger-Related Charges. There were no merger-related charges in 2001. Merger-related charges were $988,000 in 2000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Merger-related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000 and other non-recurring expenses relating to the acquisition were $235,000.

    Interest Income, Net. Interest income, net, in 2001 was $733,000 compared to $746,000 in 2000, with higher average investable cash balances offset by lower average yields.

    Provision for (benefit from) Income Taxes. Our effective tax rate for 2001 was 18% as compared to (29%) for 2000. Our tax rate for 2001 differs from the federal statutory income tax rate of 34% primarily due to the increase in valuation allowance to fully offset Adept's deferred tax assets. In 2000, our tax rate differed from the federal statutory rate of 34% primarily due to items not deductible for income tax purposes.

    Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a gain of $322,000 for the year ended June 30, 2001 and a loss of $50,000 for the year ended June 30, 2000. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at June 30, 2001. We have deferred recognition of a transaction loss of $62,000, relating to foreign exchange contracts treated as accounting hedges. We realized this transaction loss in the first quarter of 2002.

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

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20.7% to $29.5 million or 29.7% of net revenues in 2000 from $24.7 million or 28.2% of net revenues in 1999. The increased level of spending was primarily attributable to increases in corporate administration expenses of $1.6 million related to the opening of new sales offices, increases in payroll and related expenses of $4.0 million due to increased headcount from acquisition activity, and increases in travel expenses of $446,000 associated with increased sales activity. The increases were partially offset by decreased spending in outside services of $162,000 and reduced spending in project supplies.

    Merger-Related Charges. Merger-related charges were $988,000 in 2000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Merger-related expenses were $558,000, expenses relating to the closure of facilities in Texas were $195,000, and other non-recurring expenses relating to the acquisition were $235,000.

    Interest Income, Net. Interest income, net in 2000 was $746,000 compared to $926,000 in 1999. The decrease was primarily as a result of a lower interest yield rate on investments in 2000 compared to 1999.

    Provision for (benefit from) Income Taxes. Our effective tax rate for 2000 was (29%) as compared to 39% for 1999. Our tax rate for 2000 differed from the federal statutory income tax rate of 34% primarily due items not deductible for income tax purposes. In 1999, our tax rate differed from the federal statutory rate of 34% primarily due to future foreign losses not utilized for U.S. federal and state tax purposes and foreign taxes, partially offset by the benefits of federal and state tax credits.

IMPACT OF INFLATION

    The effect of inflation on our business and financial position has not been significant to date.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 2001, we had working capital of approximately $39.8 million, including $21.5 million in cash equivalents and short term investments.

    During the year ended June 30, 2001, cash and short term investments increased by approximately $1.1 million. Net cash used in operating activities of $19.3 million was primarily attributable to the net loss adjusted by depreciation, amortization, increase in valuation allowance for deferred taxes, and a decrease in accounts receivables, offset by increased inventories. The increase in inventories of $7.4 million during the year ended June 30, 2001 related primarily due to new product introductions and decrease of sales, less a $4.8 million provision for inventory in the fourth quarter of fiscal 2001, resulting in a net increase in inventory of $2.6 million. This write-down was due to the rapid decline in activity we experienced during the fourth quarter of fiscal 2001, as well as our current sales outlook for fiscal 2002.

    Cash used in investing activities during the year ended June 30, 2001 included $7.1 million in cash paid as part of the purchase price for the acquisition of HexaVision, which was completed during the first quarter. We added $8.5 million in fixed assets and capital equipment, of which $3.1 million was related to computer equipment and software, $2.1 million was related to the rollout of our enterprise resource planning software, $1.1 million was related to test equipment for new product introductions, $0.7 million was related to the buildout of our Livermore facility and $1.2 million was related to fixtures and office equipment. In February 2001, we completed a public offering of 2,000,000 shares of common stock at $18.00 per share. Realized net proceeds to us were $32.4 million. Cash flows from financing activities during the 12 months consisted of the $32.4 million from the public offering, as well as $3.5 million in proceeds from our employee stock incentive plan.

    We continue to pursue multiple options to address our capital requirements to take advantage of opportunities in the semiconductor and photonics markets, which may include acquisitions of complimentary products, technologies, or businesses. However, we believe that our existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our normal capital requirements for at least the next 12 months. If we pursue additional opportunities, we may seek additional financing sources.

    We currently anticipate net new capital expenditures of approximately $3.0 million in fiscal 2002.

    On April 9, 2001, we signed a set of agreements establishing a revolving line of credit with The CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by the either party within 60 days of the then current term. We are required to meet certain restrictive covenants as defined by the new credit agreement. We were in compliance with these covenants at June 30, 2001. To date, the Company has no outstanding borrowings under this revolving line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 141 - BUSINESS COMBINATIONS AND NO. 142 - GOODWILL AND OTHER INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will be amortized over their useful lives.

    We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of Statement No. 142 is expected to result in a decrease in net loss of $7.5 million per year. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and have not yet determined what the effect of these tests will be on our earnings and financial position.

ACQUISITIONS

    To expand our capabilities in the manufacturing and marketing of precision robotics, simulation and motion control products for production environments, automated material handling and assembly, and to strengthen our core business, we completed the following acquisitions during the three year period ended June 30, 2001:

July 21, 2000        Acquisition  of  HexaVision  Technologies  Inc.,  a machine vision  research and  development  company.  We believe the acquisition  of HexaVision  will enhance our machine vision products for all markets and  facilitate our entry into the
                     PC-based   machine   vision   market.   HexaVision's   core
                     technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with guidance  vision  algorithms that can increase  our  performance  in critical  and  demanding
                     applications   such  as  vision   servoing  for  the  micro
                     electrical, fiber optic, semiconductory, metrology and photonics industry.

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

April 28, 2000       Acquisition  of  Pensar-Tucson  Inc., a  design/engineering
                     automation   company   specializing  in  advanced  material
                     handling   and   assembly   processes.   We  believe   this
                     acquisition will expand our high precision and fiber optic assembly offerings.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR BUSINESS

YOU SHOULD NOT RELY ON OUR PAST RESULTS TO PREDICT OUR FUTURE PERFORMANCE BECAUSE OUR OPERATING RESULTS FLUCTUATE DUE TO FACTORS WHICH ARE DIFFICULT TO FORECAST, AND WHICH CAN BE EXTREMELY VOLATILE.

    Our past revenues and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

    o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

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

    Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000 and all of fiscal 2001 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced reduced demand during the last two quarters in our base industries, especially the semiconductor industry, as OEMs reduced inventories as they adjusted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets will occur.

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

SALES OF OUR PRODUCTS DEPEND ON THE CAPITAL SPENDING PATTERNS OF OUR CUSTOMERS, WHICH TEND TO BE CYCLICAL; WE ARE CURRENTLY EXPERIENCING REDUCED DEMAND IN THE ELECTRONICS AND SEMICONDUCTOR INDUSTRIES, WHICH MAY ADVERSELY AFFECT OUR REVENUES.

    Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, wireless communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in some of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the first two quarters of fiscal 2002. During the third and fourth quarter of fiscal 2001, Adept received fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

MANY OF THE KEY COMPONENTS AND MATERIALS OF OUR PRODUCTS COME FROM SINGLE SOURCE SUPPLIERS; THEIR PROCUREMENT REQUIRES LENGTHY LEAD TIMES OR SUPPLIES OF SUCH COMPONENTS ARE LIMITED.

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

ORDERS CONSTITUTING OUR BACKLOG ARE SUBJECT TO CHANGES IN DELIVERY SCHEDULES AND CUSTOMER CANCELLATIONS RESULTING IN LOWER THAN EXPECTED REVENUES.

    Backlog should not be relied on as a measure of anticipated activity or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in the second half of fiscal 2001 compared to prior periods, and this increase may continue. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

IF OUR TARGETED PHOTONICS MARKET DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR REVENUE WILL NOT GROW AS FAST AS ANTICIPATED, IF AT ALL.

    Segments of the photonics market that we target as an element of our growth strategy are either emerging or rapidly changing and the potential size of these market segments and the timing of their development are difficult to predict. If our targeted segments of this market develop more slowly than we expect, our ability to increase our revenue may be limited. We depend, in part, upon the broad acceptance by photonic manufacturers of our material handling and component assembly solutions, as well as our simulation software and robot vision and motion control technology. Much of our acquisition and subsequent development efforts have been directed toward this market, and a delay in the evolution and growth of this market could significantly adversely impact the return on these investments, or even prevent the realization of a return on these investments.

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

    In addition, a substantial portion of our sales is to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed.

OUR PRODUCTS GENERALLY HAVE LONG SALES CYCLES AND IMPLEMENTATION PERIODS, WHICH INCREASE OUR COSTS IN OBTAINING ORDERS AND REDUCES THE PREDICTABILITY OF OUR EARNINGS.

    Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay the generation of revenue, or which may not be realized at all.


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

OUR INTERNATIONAL OPERATIONS MAY SUBJECT US TO DIVERGENT REGULATORY REQUIREMENTS AND OTHER RISKS THAT MAY HARM OUR OPERATING RESULTS.

    International sales were $36.4 million for the fiscal year ended June 30, 2001, $44.9 million for the fiscal year ended June 30, 2000 and $41.2 million for the fiscal year ended June 30, 1999. This represented 36.3%, 45.2%, and 47.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

    o    greater  difficulty  in  accounts  receivable   collection  in  foreign
         jurisdictions; and

    o    potentially adverse tax consequences.

    Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar 2001, the value of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

WE MAY INCUR CURRENCY EXCHANGE-RELATED LOSSES IN CONNECTION WITH OUR RELIANCE ON OUR SINGLE OR SOLE SOURCE FOREIGN SUPPLIERS.

    We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. Depending on the amount of yen-denominated purchases, we may engage in hedging transactions in the future. However, notwithstanding these precautions, we remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

IF OUR HARDWARE PRODUCTS DO NOT COMPLY WITH STANDARDS SET FORTH BY THE EUROPEAN UNION, WE WILL NOT BE ABLE TO SELL THEM IN EUROPE.

    Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility, and Machinery Safety Directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

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

    In addition, our success will depend on our ability to hire and retain experienced engineers, senior management and sales and marketing personnel. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and other locations where we maintain design sites. To attract and retain individuals with the requisite expertise, we may be required to grant large option or other stock-based incentive awards, which may be dilutive to shareholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operating results will be harmed.

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

As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, that damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

WE OFFER PRODUCTS FOR MULTIPLE INDUSTRIES AND MUST FACE THE CHALLENGES OF SUPPORTING THE DISTINCT NEEDS OF EACH OF OUR MARKETS.

    We market products for the semiconductor, wireless communications, photonics, food processing, automotive, lie sciences and electronics industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

    o the successful marketing of the product and the risk of having customers embrace new technological advances; and

    o additional customer service costs associated with supporting new product introductions and/or effecting subsequent potential field upgrades.

    For example, we have recently released our new micro and nano positioning mechanisms, NanoMotion process modules, SmartModules, Standard Platforms and Semiconductor front-ends. These products include significant new networking, hardware and software technology. The development of these products may not be completed in a timely manner, and these products may not achieve acceptance in the market. The development of these products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop these or other new products in response to customer requirements or technological changes, our business may be harmed.

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

WE RELY ON A CONTINUOUS SUPPLY OF ELECTRICAL POWER TO CONDUCT OUR OPERATIONS, AND CALIFORNIA'S CURRENT ENERGY CRISIS COULD DISRUPT OUR OPERATIONS AND INCREASE OUR EXPENSES.

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

FAILURE TO OBTAIN EXPORT LICENSES COULD HARM OUR BUSINESS.

    We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

RISKS RELATED TO OUR STOCK

OUR STOCK PRICE HAS FLUCTUATED AND MAY CONTINUE TO FLUCTUATE WIDELY.

    The market price of our common stock has fluctuated substantially in the past. Between June 30, 2000 and June 30, 2001, the sales price of our common shares, as reported on the Nasdaq National Market, has ranged from a low of $7.45 to a high of $53.25. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

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

    Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, damage caused by terrorist actions or other military actions, or international currency fluctuations, may adversely affect the market price of our common stock.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF WE ARE UNABLE TO SECURE ADEQUATE FUNDS ON ACCEPTABLE TERMS, WE MAY BE UNABLE TO EXECUTE OUR BUSINESS PLAN OR MAKE FUTURE ACQUISITIONS DEEMED ESSENTIAL TO OUR LONG TERM STRATEGY.

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

                                         2001       2002             2003            TOTAL
                                         ----       ----             ----            -----       FAIR
                                                                (IN THOUSANDS)                   VALUE
                                                                --------------                   -----
Cash equivalents
 Fixed rate......................     $   15,953      --              --          $   15,953   $  15,953
 Average rate....................          4.20%      --              --               4.20%
Auction rate securities
 Fixed rate......................     $    2,800      --              --          $    2,800   $   2,800
 Average rate....................          3.89%      --              --               3.89%
                                      ----------      --              --          ----------

    Total Investment Securities..     $   18,753      --              --          $   18,753   $  18,753
                                      ==========      ==              ==          ==========   =========

 Average rate....................          4.16%      --              --               4.16%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2001 and 2000 and for each of the three years in the period ended June 30, 2001 are included in Items 14(a)(1) and (2) included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held on November 16, 2001 to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in
Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

(a)(3) Exhibits

             2.1 Share Purchase Agreement among Marc Tremblay, Alain Rivard, Eric St-Pierre, Pierre Boivin, 9044-0108 Quebec Inc., Societe Innovatech Quebec et Chaudiere-Appalaches, Sofinov, Societe Financiere d'Innovation Inc., Business Development Bank of Canada, Christian Labbe, Patrick Murphy and certain other shareholders named therein, Adept Technology Canada Holding Co., and Registrant, dated July 21, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 2000).+

             3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S- 1 (No. 33-98816) (the "1995 Form S-1")).

             3.2 Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on November 17, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 333-48638)).

             3.3 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000) (the "2000 Form 10-K")).

             4.1        Form of Stock Certificate  (incorporated by reference to
                        Exhibit 4.2 to the 1995 Form S-1).

            10.1* 1983 Stock Incentive Program, and form of agreements thereto (incorporated by reference to Exhibit 10.1 to the 1995 Form S-1).

            10.2* 1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

            10.3* 1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50296).

            10.4* 1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit
                        10.4 to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).

            10.5        Form of Indemnification Agreement between the Registrant
                        and  its  officers  and   directors   (incorporated   by
                        reference to Exhibit 10.5 to the 1995 Form S-1).

            10.6 Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

            10.7* Loan Payoff Plan dated August 3, 1993 between Registrant and Charles Duncheon (incorporated by reference to Exhibit 10.7 to the 1995 Form S-1).

            10.8* Promissory Note between Registrant and Charles Duncheon dated August 20, 1998 (incorporated by reference to Exhibit 10.7.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 1999 (the "1999 Form 10-K")).

            10.9* Promissory Note between Registrant and Richard Casler dated April 16, 1999 (incorporated by reference to Exhibit 10.7.2 to the 1999 Form 10-K).

            10.10* Promissory Note between Registrant and Brian Carlisle dated May 7, 1999 (incorporated by reference to Exhibit
                        10.7.3 to the 1999 Form 10-K).

            10.11* Promissory Note between Registrant and Bruce Shimano dated May 7, 1999 (incorporated by reference to Exhibit
                        10.7.4 to the 1999 Form 10-K).

            10.12* Offer Letter between the Registrant and Marcy Alstott dated February 19, 1998, as amended (incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-K for the fiscal year ended June 30, 1998 (the "1998 Form 10-K")).

            10.13* Promissory Note between Registrant and Marcy Alstott dated April 27, 1998 (incorporated by reference to Exhibit 10.8.1 to the 1998 Form 10-K).

            10.14* Offer Letter between the Registrant and Kathleen Fisher dated July 16, 1999 (incorporated by reference to Exhibit 10.8.2 to the 1999 Form 10-K).

            10.15* Promissory Note between Registrant and Kathleen Fisher dated August 2, 1999 (incorporated by reference to Exhibit 10.8.3 to the 1999 Form 10-K).

            10.16 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K).

            10.17 Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC for the premises located at 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-K).

            10.18 First Amendment to Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to
                        Exhibit 10.10.1 to the 1998 Form 10-K).

            10.19 Lease Agreement dated June 1, 1998 between Registrant and Technology Centre Associates LLC for the premises located at 150 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 2000 (the "2001 First Quarter Form 10-Q")).

            10.20 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.3 to the 2000 Form 10-K).

            10.21 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.10.4 to the 2000 Form 10-K).

            10.22 Lease Agreement dated April 28, 2000 between Registrant and Michael and Diane Edwards for premises located in Tucson, Arizona incorporated by reference to Exhibit
                        10.10.5 to the 2000 Form 10-K).

            10.23 Lease Agreement dated May 19, 2000 between NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California (incorporated by reference to Exhibit 10.10.6 to the 2000 Form 10-K).

            10.24** Agreement between Registrant and Altron Systems Corporation (acquired by Sanmina Corporation) dated January 30, 1998 (incorporated by reference to Exhibit
                        10.27 to the 200 Form 10-K).

            10.25 Agreement between Registrant and Ramix Incorporated dated October 27, 1998 (incorporated by reference to Exhibit 10.28 to the 2000 Form 10-K).

            10.26 Robot Module Purchase and Service Agreement between Registrant and NSK Corporation dated January 19, 1995 (incorporated by reference to Exhibit 10.29 to the 2000 Form 10-K).

            10.27** Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K).

            10.28** Original Equipment Manufacturing Agreement between Registrant and Samsung Electronics Co., LTD dated February 26, 1999 (incorporated by reference to Exhibit
                        10.32 to the 2000 Form 10-K).

            10.29** Sublicense Agreement between SILMA Division of Registrant and Adept Japan Co., LTD dated September 26, 2000 (incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K).

            10.30** Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the 2000 Form 10-K).

            10.31 Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

            10.32 Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).

            10.33 Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.4 to the 2001 First Quarter Form 10-Q).

            10.34 First Amendment to Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated April 5, 2001 between Registrant, the Export-Import Bank of the United States and The CIT Group/Business Credit, Inc. dated July 10, 2001.

            10.35 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated April 5, 2001 between Registrant, the Export-Import Bank of the United States and The CIT Group/Business Credit, Inc.

            10.36       Loan and Security  Agreement  (Non-Exim  Facility) dated
                        April   5,   2001   between   Registrant   and  The  CIT
                        Group/Business Credit, Inc.

            10.37 Loan and Security Agreement (Exim Facility) dated April 5, 2001 between Registrant and The CIT Group/Business Credit, Inc.

            21.1        Subsidiaries   of  the   Registrant   (incorporated   by
                        reference to the Exhibit 21.1 to the 2000 Form 10-K).

            23.1        Consent  of   Independent   Auditors   regarding   Adept
                        Technology, Inc.

            24.1 Power of Attorney (See Signature Page to this Annual Report on Form 10-K).

------------------

*     Management contract or compensatory plan or arrangement.
** Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.
+     Schedules have been omitted and will be provided to the SEC upon request.


    (B)  REPORTS ON FORM 8-K.

         On May 8, 2001, a Form 8-K was filed by Adept announcing its financial results for its third quarter ending March 31, 2001.

         On June 29, 2001, a Form 8-K was filed by Adept announcing the signing of a definitive agreement to acquire CHAD Industries, Inc.

         On July 27, 2001, a Form 8-K was filed by Adept announcing a press release related to a cost reduction program and a revision to its business outlook for its fourth quarter ending June 30, 2001

         On August 2, 2001, a Form 8-K was filed by Adept announcing its financial results for its fourth quarter and fiscal year ended June 30, 2001.

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

                                            ADEPT TECHNOLOGY, INC.

                                            By: /s/ Michael W. Overby
                                               ----------------------
                                               Michael W. Overby
                                               Vice President, Finance and
                                               Chief Financial Officer



Date: September 19, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                                   TITLE                                 DATE
           ---------                                   -----                                 ----

     /s/ Brian R. Carlisle       Chairman of the Board of Directors and Chief       September 19, 2001
     ---------------------       Executive Officer (Principal Executive Officer)
      (Brian R. Carlisle)


     /s/ Michael W. Overby       Vice President, Finance and Chief Financial        September 19, 2001
     ---------------------       Officer (Principal Financial and Accounting
      (Michael W. Overby)        Officer)


     /s/ Bruce E. Shimano        Vice President, Research and Development,          September 19, 2001
     --------------------        Secretary and Director
      (Bruce E. Shimano)


     /s/ Ronald E. F. Codd       Director                                           September 19, 2001
     ---------------------
      (Ronald E. F. Codd)


     /s/ Michael P. Kelly        Director                                           September 19, 2001
     --------------------
      (Michael P. Kelly)


       /s/ Cary R. Mock          Director                                           September 19, 2001
       ----------------
        (Cary R. Mock)


      /s/ John E. Pomeroy        Director                                           September 19, 2001
      -------------------
       (John E. Pomeroy)


                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ADEPT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young, LLP, Independent Auditors.......................................       44

Consolidated Balance Sheets at June 30, 2001 and June 30, 2000...........................       45

Consolidated Statements of Operations for each of the three years in the period
 ended June 30, 2001.....................................................................       46

Consolidated Statements of Cash Flows for each of the three years in the period
 ended June 30, 2001.....................................................................       47

Consolidated Statements of Shareholders' Equity for each of the three years in the period
 ended June 30, 2001.....................................................................       48

Notes to Consolidated Financial Statements...............................................       49

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Adept Technology, Inc.

    We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                           Ernst & Young LLP

San Jose, California
July 30, 2001

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,       JUNE 30,
                                                                                           2001           2000
                                                                                           ----           ----
ASSETS                                                                                       (IN THOUSANDS)
Current assets:
     Cash and cash equivalents.................................................       $ 18,700        $ 13,487
     Short-term investments....................................................          2,800           6,950
     Accounts receivable, less allowance for doubtful accounts of $742 in
          2001 and $637 in 2000................................................         21,272          25,527
     Inventories, net..........................................................         17,750          15,153
     Deferred tax and other current assets.....................................          2,069           7,049
                                                                                      --------        --------
         Total current assets..................................................         62,591          68,166

Property and equipment at cost.................................................         34,520          25,675
Less accumulated depreciation and amortization.................................         23,789          20,092
                                                                                      --------        --------
Property and equipment, net....................................................         10,731           5,583
Goodwill and other intangibles, net............................................         16,332          16,963
Other assets...................................................................          5,919           2,811
                                                                                      --------        --------
         Total assets..........................................................       $ 95,573        $ 93,523
                                                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable..........................................................       $ 10,369        $ 10,841
     Accrued payroll and related expenses......................................          5,267           4,727
     Accrued warranty..........................................................          2,072           1,915
     Deferred revenue..........................................................          2,061           1,511
     Taxes payable and other accrued liabilities...............................          3,038           2,579
                                                                                      --------        --------
         Total current liabilities.............................................         22,807          21,573

Long term liabilities:
     Deferred income tax and other long term liabilities.......................          1,284           1,222

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding...............................................................              -               -
 Common stock, no par value:  70,000 shares authorized, 13,165 shares issued
    and outstanding in 2001, and 10,677 shares in 2000.........................        103,138          67,184
 Retained earnings (accumulated deficit).......................................        (31,656)          3,544
                                                                                      ---------       --------
         Total shareholders' equity............................................         71,482          70,728
                                                                                      --------        --------
         Total liabilities and shareholders' equity............................       $ 95,573        $ 93,523
                                                                                      ========        ========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED JUNE 30,
                                                                                        -------------------
                                                                             2001              2000              1999
                                                                             ----              ----              ----
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net revenues......................................................        $100,313           $99,212           $87,374
Cost of revenues..................................................          65,303            56,173            47,902
                                                                           -------           -------           -------
Gross margin......................................................          35,010            43,039            39,472
Operating expenses:
      Research, development and engineering.......................          22,727            14,629            11,591
      Selling, general and administrative.........................          36,002            29,503            24,676
      Merger-related charges......................................               -               988                 -
      Amortization of goodwill and other intangibles..............           6,818               685                 -
                                                                           -------           -------           -------
Total operating expenses..........................................          65,547            45,805            36,267
                                                                           -------           -------           -------

Operating (loss) income...........................................         (30,537)           (2,766)            3,205

Interest income...................................................             745             1,031               967
Interest and other expense........................................              12               285                41
                                                                           -------           -------           -------

(Loss) income before provision for (benefit from) income taxes....         (29,804)           (2,020)            4,131
Provision for (benefit from) income taxes.........................           5,396              (593)            1,620
                                                                           -------           -------           -------

Net (loss) income.................................................         $(35,200)         $(1,427)          $ 2,511
                                                                           ========          =======           =======

Net (loss) income per share:

      Basic.......................................................         $  (3.02)         $  (0.15)         $   0.27
                                                                           ========          ========          ========
      Diluted.....................................................         $  (3.02)         $  (0.15)         $   0.26
                                                                           ========          ========          ========

Number of shares used in computing per share amounts:

      Basic.......................................................          11,637             9,774             9,302
                                                                           =======           =======           =======
      Diluted.....................................................          11,637             9,774             9,484
                                                                           =======           =======           =======

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEAR ENDED JUNE 30,
                                                                                         -------------------
                                                                                  2001          2000           1999
                                                                                  ----          ----           ----
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
 Net (loss) income......................................................        $ (35,200)     $ (1,427)      $  2,511
 Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation........................................................            3,646         3,140          3,154
    Amortization........................................................            6,818           843             79
    Provision for inventory.............................................            4,839         1,256           (399)
    Deferred taxes......................................................            4,971          (834)           300
    (Gain)/loss on disposal of property and equipment...................               37           (50)           (37)
    Tax benefit from stock plans........................................                -           591            164
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable..............................................            4,358        (5,581)         1,668
       Inventories......................................................           (7,436)       (4,846)         3,706
       Other current assets.............................................              303          (152)        (1,106)
       Other assets.....................................................           (1,024)       (1,279)          (404)
       Accounts payable.................................................           (1,207)        3,695            762
       Accrued expenses.................................................             (226)        2,071           (710)
       Accrued restructuring and nonrecurring charges...................                -             -         (1,019)
       Taxes payable and other accrued liabilities......................              803        (1,068)         1,048
                                                                                 --------      --------       --------

    Net cash (used in) provided by operating activities.................          (19,318)       (3,641)         9,717
                                                                                 --------      --------       --------

INVESTING ACTIVITIES
    Business acquisitions...............................................           (7,050)       (3,250)             -
    Purchase of property and equipment..................................           (8,523)       (2,406)        (2,469)
    Proceeds from the sale of property and equipment....................                -           116            187
    Purchases of short-term available-for-sale investments..............          (36,500)      (44,117)       (31,206)
    Sales of short-term available-for-sale investments..................           40,650        52,367         27,306
                                                                                 --------      --------       --------
    Net cash (used in) provided by investing activities.................          (11,423)        2,710         (6,182)
                                                                                 ---------     --------       --------

FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net.........................           32,424             -              -
    Proceeds from employee stock incentive program and employee
       stock purchase plan, net of repurchases and cancellations........            3,530         2,602          2,306
    Revolving bank line of credit.......................................                -             -           (470)
    Repurchase of common stock..........................................                -             -         (3,194)
                                                                                 --------      --------       --------
    Net cash (used in) provided by financing activities.................           35,954         2,602         (1,358)
                                                                                 --------      --------       --------
Increase in cash and cash equivalents...................................            5,213         1,671          2,177
Cash and cash equivalents, beginning of period..........................           13,487        11,816          9,639
                                                                                 --------      --------       --------
Cash and cash equivalents, end of period................................         $ 18,700      $ 13,487       $ 11,816
                                                                                 ========      ========       ========

Supplemental disclosure of noncash activities:

 Inventory capitalized into property and equipment including related tax         $      -      $    228       $    561

Cash paid during the period for:

 Interest...............................................................         $     12      $      -       $     41
 Taxes paid (refunded) .................................................         $   (264)     $  1,373       $   (189)

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                         RETAINED
                                                               COMMON STOCK              EARNINGS/          TOTAL
                                                      -------------------------------  (ACCUMULATED     SHAREHOLDERS'
                                                          SHARES          AMOUNT         DEFICIT)           EQUITY
                                                          ------          ------         --------           ------
                                                                               (IN THOUSANDS)
Balance at June 30, 1998...........................        9,443           $50,279        $ 3,120          $53,399

       Common stock issued under employee stock
          incentive program and employee
          stock purchase plan......................          466             2,306              -            2,306
       Repurchase of shares........................         (450)           (2,534)          (660)          (3,194)
       Tax benefit from stock plans................            -               164              -              164
       Net income and comprehensive income.........            -                 -          2,511            2,511
                                                          ------          --------        -------         --------

Balance at June 30, 1999...........................        9,459            50,215          4,971           55,186

       Common stock issued under employee stock
          incentive program and employee
          stock purchase plan......................          518             2,602              -            2,602
       Tax benefit from stock plans................            -               591              -              591
       Common stock issued for acquisitions........          700            13,776              -           13,776
       Net loss and comprehensive loss.............            -                 -         (1,427)          (1,427)
                                                          ------          --------        -------         --------

Balance at June 30, 2000...........................       10,677            67,184          3,544           70,728

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan............................          488             3,530              -            3,530
       Common stock issued in conjunction with
          follow-on offering (less issuance
          costs of $1,056) ........................        2,000            32,424              -           32,424
       Net loss and comprehensive loss.............            -                 -        (35,200)         (35,200)
                                                          ------          --------        -------         --------

Balance at June 30, 2001...........................       13,165         $ 103,138      $( 31,656)        $ 71,482
                                                          ======         =========        ========        ========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

    Adept Technology, Inc. ("Adept" or the "Company") was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells factory automation components and systems for the fiber optic, wireless communications and semiconductor industries throughout the world.

Basis of Presentation

    The notes to the Company's consolidated financial statements are for the three year period ended June 30, 2001. Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to the Company's fiscal year ended June 30.

Follow-on offering

    On February 18, 2001, Adept completed a public offering of its common stock. Adept sold a total of 2,000,000 shares of common stock at a price of $18.00 per share. The offering resulted in net proceeds to Adept of approximately $32.4 million, net of an underwriting discount of $2.5 million and offering expenses of $1.1 million.

Use of Estimates

    The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

    The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are sales and service entities. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $119,000 in 2001, $394,000 in 2000 and $87,000 in 1999. Transaction losses were
$326,000 in 2001, $17,000 in 2000 and $52,000 in 1999.

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

    At June 30, 2001 and 2000, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)





                                                                JUNE 30,
                                                                --------
                                                            2001         2000
                                                            ----         ----
                                                             (IN THOUSANDS)
   Cash and cash equivalents
        Cash.....................................        $  2,747     $  9,096
        Money market funds.......................          15,953        1,166
        Municipal notes and bonds................               -        3,225
                                                         --------     --------
   Cash and cash equivalents.....................        $ 18,700     $ 13,487
                                                         ========     ========

   Short-term investments
        Auction rate securities..................        $  2,800     $  3,500
        Market auction preferred stock...........               -        3,450
                                                         --------     --------
   Short-term investments........................        $  2,800     $  6,950
                                                         ========     ========


    Realized gains or losses,  interest,  and dividends are included in interest
income.   Realized  and  unrealized  gains  or  losses  from  available-for-sale securities were not material in 2001, 2000 or 1999.

Comprehensive Income

    For the three years in the period ended June 30, 2001, there were no significant differences between the Company's comprehensive (loss) income and its net (loss) income.

Loans to Employees

    Loans to employees are summarized as follows:

                                                                 JUNE 30,
                                                                 --------
                                                             2001       2000
                                                             ----       ----
                                                             (IN THOUSANDS)
       Short-term loans to employees..................     $    80     $   856
       Long-term loans to employees...................         415         617
                                                           -------     -------
                                                           $   495     $ 1,473
                                                           =======     =======

    Short-term loans to employees are included in other current assets. Long-term loans to employees are included in other assets.

Inventories

    Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

                                                                 JUNE 30,
                                                                 --------
                                                             2001        2000
                                                             ----        ----
                                                              (IN THOUSANDS)
        Raw materials................................     $   7,397   $   6,097
        Work-in-process..............................         4,908       3,036
        Finished goods...............................         5,445       6,020
                                                          ---------   ---------
                                                          $  17,750   $  15,153
                                                          =========   =========

    During the fourth quarter of fiscal 2001, the Company recorded an additional inventory provision of $5.8 million for excess and obsolete inventory.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Credit Facility

    On April 9, 2001, the Company signed a set of agreements establishing a revolving line of credit with The CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by the either party within 60 days of the then current term. The Company is required to meet certain restrictive covenants as defined by the new credit agreement. The Company was in compliance with these covenants at June 30, 2001. To date, the Company has no outstanding borrowings under this revolving line of credit.

Property and Equipment

    Property and equipment are recorded at cost.

    The components of property and equipment are summarized as follows:

                                                                  JUNE 30,
                                                             2001          2000
                                                             ----          ----
                                                               (IN THOUSANDS)
        Cost:
             Machinery and equipment......................  $14,922    $  13,303
             Computer equipment...........................   14,779        8,975
             Office furniture and equipment...............    4,819        3,397
                                                            -------    ---------
                                                             34,520       25,675
             Accumulated depreciation and amortization....   23,789       20,092
                                                            -------    ---------
             Net property and equipment...................  $10,731    $   5,583
                                                            =======    =========

    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Revenue Recognition

    The Company recognizes revenue on products when title and risk of loss are transferred, which generally is at the time of shipment. For certain international sales where title and risk of loss are transferred at the customer's site, revenue is recognized upon receipt of product by the customer. A provision for the estimated cost to repair or replace products under warranty at the time of sale is recorded in the same period as the related revenues.

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

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, auction rate securities and trade receivables. The Company places its cash equivalents and short-

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S., state and municipal government entities. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

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

    Amounts charged to bad debt expense were $214,000, $516,000 and $389,000 in 2001, 2000 and 1999, respectively.

Research, Development and Engineering Costs

    Research, development and engineering costs, other than purchased computer software, are charged to expense when incurred. The Company has received third party funding of $49,000 in 2001, $309,000 in 2000, and $681,000 in 1999. The
Company has offset research, development and engineering expenses by the third party funding as the Company retains the rights to any technology that is developed.

Goodwill and Other Intangible Assets

    The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over three to four years. Other intangible assets primarily represent developed technology and assembled workforce. Goodwill and other intangible assets totaled $16.3 million and $16.9 million at June 30, 2001 and June 30, 2000, respectively, and is presented net of accumulated amortization of $7.5 million and $0.7 million at June 30, 2001 and June 30, 2000. The recoverability of goodwill and other intangible assets has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. Management believes that no significant impairment of goodwill and other intangible assets was indicated.

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

Advertising Costs

    Advertising costs are expensed in the period incurred. Advertising costs were $307,000 in 2001, $224,000 in 2000 and $143,000 in 1999. The Company does not incur any direct response advertising costs.

Income Taxes

    The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

    In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides an alternative to APB Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees", in accounting for stock issued to employees. The

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company has elected to account for stock-based compensation to employees in accordance with Opinion 25, providing only pro forma disclosure required by SFAS 123.

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

Merger-Related Charges

    In July 1999, the Company incurred charges of $988,000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other expenses relating to the acquisition of $235,000.

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will be amortized over their useful lives.

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of Statement No. 142 is expected to result in a decrease in net loss of $7.5 million per year. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and the financial position of the Company.

Reclassification

    Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current presentation for 2001.

2.       MERGERS AND ACQUISITIONS

    During the three-year period ended June 30, 2001, Adept acquired four companies: HexaVision Technologies Inc., NanoMotion Incorporated, Pensar-Tucson, Inc. and BYE/OASIS. These acquisitions are described below.

HexaVision Technologies Inc.

    On July 21, 2000, Adept acquired HexaVision Technologies Inc., now named Adept Technology Canada Co. ("HexaVision"), a Canadian corporation. HexaVision is a machine vision research and development company. Under the terms of the purchase agreement, Adept initially paid $5.5 million in cash, which includes transaction costs of $0.4 million. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, Adept issued 116,000 shares of its common stock to the former shareholders of HexaVision with a value of $1.1 million, made cash payments totaling $3,500 and released $313,000 in cash from an escrow account upon resolution of certain contingencies. In addition, a second payment of approximately $1.3 million in cash is payable on the second anniversary closing, contingent upon the achievement of certain operational milestones by HexaVision. The Company has set aside restricted cash in the amount of $1.6 million for future contingent payments, and such restricted cash is included in Other Assets on the June 30, 2001 balance sheet. These

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

contingent cash payments and share issuances will be accounted for as additional purchase price when the contingencies are resolved. Any payments made and shares issued will be allocated to goodwill. The acquisition of HexaVision has been accounted for under the purchase method of accounting. Adept has included the results of operations of HexaVision in Adept's results of operations beginning July 21, 2000.

    The purchase price of HexaVision was allocated, based on fair value, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Other intangible assets primarily represent developed technology and assembled workforce and non-compete covenants. The allocation of the purchase price is based upon an independent valuation of the assets and liabilities of HexaVision.

    For the HexaVision acquisition, below is a table of the acquisition cost, purchase price allocation and annual amortization of the intangible assets acquired:

                                                                                                        ANNUAL
                                                                                AMORTIZATION         AMORTIZATION
                    (IN THOUSANDS)                     ACQUISITION COST             LIFE            OF INTANGIBLES
                    --------------                     ----------------             ----            --------------
      Cash                                             $          5,085
      Transaction costs.....................                        352
                                                       ----------------
           Total acquisition cost...........           $          5,437
                                                       ================

      Purchase Price Allocation
         Net liabilities assumed............           $           (629)
         Developed and core technology......                        201            30 months         $             80
         Non-compete covenant...............                        130            30 months                       52
         Assembled workforce................                        177            30 months                       71
         Goodwill...........................                      5,558            30 months                    2,223
                                                       ----------------                              ----------------
           Total............................           $          5,437                              $          2,426
                                                       ================                              ================

    The following unaudited pro forma summary results of operations data has been prepared assuming that the HexaVision acquisition had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented. As the acquisition was completed on July 21, 2000, pro forma results for the fiscal year ended June 30, 2001 would not differ materially from the actual results.



       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            2000
                                                           ====

      Net revenues..........................           $   99,311
      Net loss..............................           $   (5,502)
      Basic and diluted net loss per share..           $    (0.56)

NanoMotion

    On May 31, 2000, the Company completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion is a manufacturer of ultra-high precision positioning and alignment devices for nanometer-scale movement, positioning and alignment for the fiber optic, semiconductor and metrology, or precision machining, markets. In connection with the acquisition, the Company issued 600,000 shares of its common stock valued at $21 per share to the shareholders of NanoMotion which was the fair market value of Adept's common stock at May 31, 2000. The acquisition of NanoMotion was accounted for as a purchase, and the financial results of NanoMotion have been included in Adept's consolidated financial results since May 31, 2000.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Pensar

    On April 28, 2000, the Company completed the acquisition of Pensar-Tucson, Inc., an Arizona corporation. Pensar is a design and engineering company which integrates factory automation systems. In connection with the acquisition, the Company issued 100,000 shares of its common stock valued at $11.75 per share to the shareholders of Pensar, which was the fair market value of Adept's common stock at April 28, 2000. In addition, the Company paid $3,000,000 in cash. The financial results of Pensar have been included in Adept's financial results since April 28, 2000.

    The purchase prices of NanoMotion and Pensar were allocated, based on an independent valuation, to goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their estimated fair value. Other intangible assets primarily represent developed technology and assembled workforce.

    For the NanoMotion and Pensar acquisitions, below is a table of the acquisition cost, purchase price allocation and annual amortization of the intangible assets acquired, in thousands:

                                                                                               ANNUAL
                                                                                            AMORTIZATION
                                                                ACQUISITION  AMORTIZATION       OF
                                                                   COST          LIFE       INTANGIBLES
                                                                   ----          ----       -----------

      Common stock..........................................     $  13,776
      Cash..................................................         3,250
      Transaction costs.....................................            83
                                                                 ---------
           Total acquisition cost...........................     $  17,109
                                                                 =========
      Purchase Price Allocation
        Net tangible assets.................................     $     230
        Developed and core technology.......................         1,120      4 years       $   280
        Non-compete covenant................................           380      4 years            95
        Assembled workforce.................................           480    3-4 years           131
        Goodwill............................................        15,658    3-4 years         4,474
        Deferred tax liability..............................          (759)
                                                                 ---------                    -------
           Total............................................     $  17,109                    $ 4,980
                                                                 =========                    =======

BYE/OASIS

    On July 16, 1999, the Company completed the acquisition of BYE/OASIS Engineering, Inc., a Texas corporation. BYE/OASIS is a leading manufacturer of environmental filtering and control systems and wafer cassette handling devices for the microelectronics industry. In connection with the acquisition, the Company issued 720,008 shares of its common stock to the shareholders of BYE/OASIS. In addition, the Company assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of Adept's common stock. The acquisition was intended to constitute a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986. The acquisition was accounted for using the pooling of interests method and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS.

    Prior to the merger, BYE/OASIS's fiscal year ended on September 30. BYE/OASIS's prior period financial statements have been restated to conform to Adept's year-end.

    The following information presents certain income statement data of the separate companies for the periods preceding the merger:

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                       1999
                                                                       ----

                       Net sales
                         Adept...................................   $  82,027
                         BYE/OASIS...............................       5,347
                                                                    ---------
                            Total sales..........................   $  87,374
                                                                    =========
                       Net (loss) income
                         Adept...................................   $   2,622
                         BYE/OASIS...............................        (111)
                                                                    ---------
                            Total net income (loss)..............   $   2,511
                                                                    =========

Revenue generated for the period from July 1, 1999 through July 16, 1999 (date of acquisition) was not significant.

CHAD Industries, Inc.

On June 27, 2001, the Company signed a definitive agreement to acquire privately-held CHAD Industries, Inc. in exchange for a combination of equity and cash to be paid out over three years. Completion of the acquisition remains subject to obtaining required approvals and other standard closing conditions.

3.       DERIVATIVE FINANCIAL INSTRUMENTS

    The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. A foreign currency hedging program is used to hedge the Company's exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are included under SG&A in the statement of operations. A gain of $322,000 was recognized for the year ended June 30, 2001 and a loss of $50,000 for the year ended June 30, 2000. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at June 30, 2001. The Company has deferred recognition of a transaction loss of $62,000, relating to foreign exchange contracts treated as accounting hedges. The Company realized this transaction loss in the first quarter of 2002.

4.       COMMITMENTS AND CONTINGENCIES

Commitments

    The Company's lease on its primary facility will expire in December 2003. Future minimum lease payments under non-cancelable operating leases are as follows:

                                                                LEASES
                                                             (IN THOUSANDS)
                                                             --------------
         Fiscal Year
           2002.........................................      $   5,363
           2003.........................................          7,326
           2004.........................................          6,442
           2005.........................................          5,200
           2006.........................................          4,705
           Later years..................................         26,094
                                                              ---------
         Total minimum lease payments...................      $  55,130
                                                              =========


    Rent expense net of sublease income of $16,000, $18,480 and $312,000 was $4,102,000 in 2001, $3,019,000 in 2000 and $2,507,000 in 1999.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Contingencies

    Some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of the Company's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Certain end users have notified the Company that they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company cannot predict the outcome of this or any similar litigation, which may arise in the future. However, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

    The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actions brought against it, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Common Stock

     In August 2000, the Board of Directors amended the Company's Restated Articles of Incorporation, approving an increase in the number of authorized shares of its common stock from 25,000,000 to 70,000,000 shares. The shareholders approved this amendment on November 10, 2000.

Stock Option Plans

    The Company's 1993 Stock Plan (the "1993 Plan") was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. The 1993 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options and common stock purchased pursuant to stock purchase rights granted under the 1993 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option exercisable at that time and an additional 1/48th of the shares subject to the option becoming exercisable each month thereafter. Upon the voluntary or involuntary termination of employment (including as a result of death or disability) by a holder of unvested shares of the Company's common stock purchased pursuant to stock purchase rights granted under the 1993 Plan, the Company may exercise an option to repurchase such shares at their original issue price. The terms of the options granted under the 1993 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options which must be at least equal to the fair market value of the common stock on the date of grant.

    On August 12, 1999, the Board of Directors authorized an increase of 1,000,000 shares issuable under the 1993 Plan which was approved by the shareholders in November 1999. In August 2000, the 1993 Plan was amended by

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

the Board of Directors to increase the number of shares authorized for issuance under the 1993 Plan by an additional 1,000,000 shares. This amendment was approved by the Company's shareholders on November 10, 2000.

    The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company's common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. During both years ended June 30, 2001 and 2000, 12,000 options were granted and no options were exercised.

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

    The following table summarizes option activities under the Company's stock option plans:

                                                                             OPTIONS
                                                  ---------------------------------------------------------------
                                                    AVAILABLE     NO. OF SHARES    AGGREGATE    WEIGHTED AVERAGE
                                                    FOR GRANT      OUTSTANDING       PRICE       EXERCISE PRICE
                                                    ---------      -----------       -----       --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
    Balance at June 30, 1998................         1,076           1,192         $  10,096        $     8.47
      Granted...............................          (913)            913             5,757              6.31
      Canceled..............................           451            (451)           (5,156)            11.43
      Exercised.............................            --            (250)           (1,199)             4.80
                                                     -----          ------         ---------
    Balance at June 30, 1999................           614           1,404             9,498              6.76
      Additional shares authorized..........         1,000              --                --                --
      Granted...............................          (845)            845             5,765              6.83
      Canceled..............................           197            (197)           (1,268)             6.45
      Exercised.............................            --            (308)           (1,518)             4.92
                                                     -----          ------         ---------
    Balance at June 30, 2000................           966           1,744            12,477              7.15
      Additional shares authorized..........         1,000              --                --                --
      Granted...............................          (844)            844            16,285             19.29
      Canceled..............................           122            (122)           (2,584)            21.18
      Exercised.............................            --            (252)           (1,370)             5.44
                                                     -----          ------         ---------
    Balance at June 30, 2001................         1,244           2,214         $  24,808       $     11.21
                                                     =====       =========        ==========

    The following table summarizes information concerning outstanding and exercisable options at June 30, 2001:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                         ---------------------------------------------- ------------------------------
                                           WEIGHTED
                                            AVERAGE        WEIGHTED                       WEIGHTED
                                           REMAINING       AVERAGE                        AVERAGE
   RANGE OF EXERCISE        OPTIONS       CONTRACTUAL      EXERCISE        OPTIONS        EXERCISE
        PRICES            OUTSTANDING        LIFE           PRICE        EXERCISABLE       PRICE
        ------            -----------        ----           -----        -----------       -----
                                                    (SHARES IN THOUSANDS)
$  0.33  -  $   6.38           451            7.63          $  4.92           201          $  4.67
$  6.44  -  $   7.00           605            6.67          $  6.78           448          $  6.74
$  7.03  -  $   9.93           511            8.92          $  8.66           108          $  8.51
$  9.94  -  $ 23.75            579            8.82          $ 20.05           141          $ 17.56
$24.00  -  $ 49.75              68            9.16          $ 35.87             7          $ 26.50
                              ----                                            ---

$  0.33  -  $ 49.75           2,214           8.02          $ 11.21           905          $   8.32
                              =====                                           ===

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Employee Stock Purchase Plan

    The 1998 Employee Stock Purchase Plan (the "1998 ESPP") has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after May 1 and November 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. The plan allows eligible employees, through payroll deductions, to purchase shares of the Company's common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. The plan includes a provision for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 300,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) a lesser amount as may be determined by the Board of Directors.

    In May 2000, the Board approved an amendment to the 1998 ESPP for 24-month offering periods including four six-month purchase periods, effective May 1, 2001 and approved an amendment to the 1998 ESPP to provide for an annual automatic increase in the number of shares reserved for issuance by the lesser of (i) 600,000, (ii) 3% of common stock outstanding on the last day of the prior fiscal year, or (iii) a lesser amount as may be determined by the Board of Directors.

    As of June 30, 2001, 537,000 shares of the Company's common stock were issued under the 1998 ESPP and 624,000 shares remain unissued under the 1998 ESPP.

Repurchase of Company's Stock

    In August 1998, the Board of Directors authorized the Company to repurchase up to 450,000 shares of the Company's common stock on the open market or in privately negotiated transactions at prices not to exceed $8.50 per share and a total purchase price not to exceed $3,825,000. During 1999, the Company repurchased 450,000 shares at an average purchase price of $7.10 per share. There were no repurchases of the Company's stock during 2001 or 2000.

Stock Based Compensation

    At June 30, 2001, the Company had three stock-based compensation plans as described above. The Company applies APB Opinion No. 25 and related interpretations in accounting for its compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its ESPP. If compensation cost for the Company's stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                          JUNE 30,
                                                          --------
                                              2001          2000         1999
                                              ----          ----         ----
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net (loss) income
As reported...............................($35,200)      ($1,427)      $ 2,511
 Pro forma................................($43,165)      ($5,532)      $   190

Basic net (loss) income per share
As reported...............................($  3.02)      ($  .15)      $   .27
 Pro forma................................($  3.71)      ($  .57)      $   .02

Diluted net (loss) income per share
As reported...............................($  3.02)      ($  .15)      $   .26
 Pro forma................................($  3.71)      ($  .57)      $   .02

    Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2001, 2000 and 1999: risk-free interest rates of 3.83% for 2001, 6.04% for 2000, and 4.84% for 1999; a dividend yield of 0% for all three years; a weighted-average expected life of
8.6 years for 2001, 3.1 years for 2000 and 3.5 years for 1999; and a volatility factor of the expected market price of the Company's common stock of 1.54 for 2001, 1.02 for 2000 and .99 for 1999. The weighted average grant date fair value of options was $18.86 for options granted in 2001, $6.65 in 2000 and $3.83 in 1999.

    Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for rights granted in 2001, 2000 and 1999: a dividend yield of 0% for all three years; expected life of 6 months for all three years; expected volatility of 1.17 for 2001, 1.02 for 2000 and .99 for 1999; and a risk-free interest rate of 5.6% for 2001, 5.81% for 2000 and 4.78% for 1999. The weighted average fair market value of the purchase rights granted was $8.19 for rights granted in 2001, $3.35 for 2000 and $3.11 for 1999.

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

6.       EMPLOYEE SAVINGS AND INVESTMENT PLAN

    In May 1988, the Company adopted a 401(k) savings and investment plan in which employees are eligible to participate. During 1999, the Company's matching contributions were suspended for part of the year to reduce costs. The Company's matching contributions were $600,000 in 2001, $274,000 in 2000 and $125,000 in 1999.

7.       INCOME TAXES

The provision for (benefit from) income taxes consists of the following:


                                                               YEAR ENDED JUNE 30,
                                                  -----------------------------------------
                                                       2001           2000         1999
                                                  -------------  -------------  -----------
                                                                (IN THOUSANDS)
 Current:
   Federal.....................................       $    -         $  161         $  285
   State.......................................            -            (86)           184
   Foreign.....................................          425            166            851
                                                      ------         ------         ------
 Total current.................................          425            241          1,320
 Deferred:
   Federal.....................................        4,033           (515)           389
   State.......................................          938           (319)           (89)
                                                      ------         ------         ------
 Total deferred................................        4,971           (834)           300
                                                      ------         ------         ------
 Provision for (benefit from) income taxes.....        5,396          ($593)        $1,620
                                                      ======         ======         ======

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                   YEAR ENDED JUNE 30,
                                                           --------------------------------
                                                             2001        2000        1999
                                                           --------    --------    --------
                                                                   (IN THOUSANDS)
 Tax at federal statutory rate .........................   ($10,133)   ($   687)   $  1,404
 State taxes, net of federal benefit ...................     (1,387)        (33)         63

 Foreign taxes .........................................        436         441         562
 Tax credits ...........................................     (1,082)       (791)       (350)
 Merger and acquisition related expenses ...............      1,373         255        --
 Non-deductible meals, entertainment and exchange losses         65         125          81

Change in valuation allowance ..........................     16,179        --          --

 Other .................................................        (55)         97        (140)
                                                           --------    --------    --------
 Provision for (benefit from)income taxes ..............   $  5,396    ($   593)   $  1,620
                                                           ========    ========    ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                            JUNE 30,
                                                                            --------
                                                                          2001      2000
                                                                          ----      ----
                                                                         (IN THOUSANDS)
 Deferred tax assets:
     Net operating loss carryforwards..............................    $  7,469    $   367
     Tax credit carryforwards......................................       2,813      1,626
     Inventory valuation accounts..................................       3,239      1,238
     Warranty reserves.............................................         799        734
     Depreciation /amortization....................................         910        208
     Other accruals and reserves not currently deductible for tax
       purposes....................................................       3,275      2,672

     Capitalized research and development expenses.................         660          -
     Other.........................................................         192        237
                                                                       --------    -------
     Total deferred tax assets.....................................      19,357      7,082
     Valuation allowance...........................................     (18,794)      (888)
                                                                       --------    -------
     Net deferred tax assets.......................................         563      6,194
                                                                       --------    -------

 Deferred tax liabilities:
     Purchased intangibles.........................................        (563)      (759)
     Foreign earnings..............................................           -       (463)
                                                                       --------    -------
     Net deferred tax liabilities..................................        (563)    (1,222)
                                                                       --------    -------

 Total net deferred tax assets.....................................    $      -    $ 4,972
                                                                       ========    =======

     For financial reporting purposes, the Company's deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company's ability to generate future taxable income. The change in the valuation allowance was a net increase of approximately $17,900,000 for 2001 and $52,000 for 2000.

     In 2001, the tax benefits associated with employee stock options provide a deferred benefit of approximately $848,000, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

     At June 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $20.9 million, which will begin to expire in 2002 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $6.6 million, which will begin to expire in 2002 if unused. The Company also had credit carryforwards of approximately $2.8 million, which will begin to expire in

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2002 if unused. Utilization of a portion of the net operating loss carryforwards and the tax credit carryforwards is limited to approximately $300,000 per year.

     Pretax income (losses) from foreign operations was approximately ($754,000) in 2001, $267,000 in 2000, and $1.5 million in 1999.

8.       NET INCOME (LOSS) PER SHARE

    Net (loss) income per share is calculated as follows:

                                                                     YEAR ENDED JUNE 30,
                                                                     -------------------
                                                            2001            2000            1999
                                                            ----            ----            ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Net (loss) income.................................       $(35,200)        $(1,427)        $2,511
                                                          ========         =======         ======
 Basic:
     Weighted-average shares outstanding...........         11,637           9,774          9,302
                                                          =========        =======         ======
     Net (loss) income per share...................       $  (3.02)        $ (0.15)        $ 0.27
                                                          ========         ========        =======

 Diluted:
     Weighted-average shares outstanding...........         11,637           9,774          9,302
     Effect of dilutive securities:
        Stock options..............................             -                -            182
                                                          -------          -------         ------
     Weighted-average shares outstanding...........         11,637           9,774          9,484
                                                          =========        =======         ======
     Net (loss) income per share...................       $  (3.02)        $ (0.15)       $  0.26
                                                          ========         ========        =======

    Stock options to purchase 160,480 shares of common stock were outstanding during the year ended June 30, 1999, but were not included in the calculations of diluted earnings per share because the option's exercise price was greater than the average market price of the Company's common stock during those years. If the Company had reported net income for the year ended June 30, 2001 or June 30, 2000, the calculation of diluted net income per share would have included approximately 1,963,000 and 1,658,000, respectively, additional common equivalent shares relating to outstanding employee stock options not included above (determined using the treasury stock method).

9.       SEGMENT INFORMATION

    The Company has three reportable business segments, the Assembly and Material Handling ("AMH") operations segment, the Semiconductor operations segment and the SILMA Software operations segment.

    The AMH operations segment provides intelligent automation software and hardware products for assembly, material handling and packaging applications.

    The Semiconductor operations segment provides semiconductor contamination control products, such as, standard and customized products for contamination control (mini and micro environments), wafer integration and front-end wafer handling and transport solutions for semiconductor OEMs. In addition, the segment provides end users guidance and inspection vision products and robots to end users.

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

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                                                                             YEAR ENDED JUNE 30,
                                                                             -------------------
                                                                     2001           2000           1999
                                                                     ----           ----           ----
                                                                               (IN THOUSANDS)
 Revenue:
       Assembly and Material Handling operations............        $ 80,474       $ 81,454       $ 74,858
       Semiconductor operations.............................          14,085         12,438          5,347
       SILMA Software operations............................           5,754          5,320          7,169
                                                                    --------       --------       --------
           Total revenue....................................        $100,313       $ 99,212       $ 87,374
                                                                    ========       ========       ========

 Operating (loss) income:
       Assembly and Material Handling operations............        $  4,281       $ 19,378       $ 18,803
       Semiconductor operations.............................           1,479          1,674           (207)
       SILMA Software operations............................            (926)          (548)         2,372
                                                                    --------       --------       --------
       Segment profit (loss) ...............................           4,834         20,504         20,968
       Unallocated research, development and engineering
          and selling, general and administrative...........         (35,371)       (23,270)       (17,763)
       Interest income......................................             745          1,031            967
       Interest expense.....................................             (12)          (285)           (41)
                                                                    --------       --------       --------
       (Loss) income before provision for (benefit from)
          income taxes......................................        $(29,804)      $ (2,020)      $  4,131
                                                                    ========       ========       ========

    Management also assesses the Company's performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                   2001           2000           1999
                                                   ----           ----           ----
                                                             (IN THOUSANDS)
 Revenue:
      United States......................         $ 63,896       $ 54,320       $ 46,119
      Germany............................           10,523         12,865         12,701
      France.............................           12,445         12,665         10,991
      Other European countries...........           10,537         13,575         12,955
      All other countries................            2,912          5,787          4,608
                                                  --------       --------       --------
                                                  $100,313       $ 99,212       $ 87,374
                                                  ========       ========       ========

 Long-lived assets:
      United States......................         $ 32,557       $ 24,888       $  7,099
      All other countries................              426            469            473
                                                  --------       --------       --------
           Total long-lived assets.......         $ 32,983       $ 25,357       $  7,572
                                                  ========       ========       ========

 Total long-lived assets.................         $ 32,983       $ 25,357       $  7,572
 Other current assets....................           62,590         68,166         64,105
                                                  --------       --------       --------
           Total consolidated assets.....         $ 95,573       $ 93,523       $ 71,677
                                                  ========       ========       ========

    No single customer accounted for more than 10% of the Company's net revenue in 2001, 2000 and 1999.

                                                                     SCHEDULE II

                             ADEPT TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                          BALANCE       ADDITIONS
                                                             AT         CHARGED TO                       BALANCE
                                                         BEGINNING      COSTS AND                        AT END
                     DESCRIPTION                         OF PERIOD       EXPENSES     DEDUCTIONS (1)    OF PERIOD
                     -----------                         ---------       --------     --------------    ---------
Year ended June 30, 1999:
 Allowance for doubtful accounts                           $462           $389             $135           $716

Year ended June 30, 2000:
 Allowance for doubtful accounts                            716            516              595            637

Year ended June 30, 2001:
 Allowance for doubtful accounts                            637            214              109            742

-------------------
(1)      Includes write offs net of recoveries.