Form 10-Q
period 2001-09-30
ADEPT TECHNOLOGY INC
filed 2001-11-13
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2001

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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of October 30, 2001 was 13,521,966.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets
  September 29, 2001 and June 30, 2001......................................   3


Condensed Consolidated Statements of Operations
  Three months ended September 29, 2001 and September 30, 2000..............   4


Condensed Consolidated Statements of Cash Flows
  Three months ended   September 29, 2001 and September 30, 2000............   5


Notes to Condensed Consolidated Financial Statements........................   6


Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................  11

Item 3. Qualitative and Quantitative Disclosures About Market Risk..........  27



PART II - OTHER INFORMATION

Item 1. Legal Proceedings...................................................  29

Item 6. Exhibits and Reports on Form 8-K....................................  29

Signatures..................................................................  30

Index to Exhibits...........................................................  31

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           September 29,           June 30,
                                                                               2001                  2001
                                                                               ----                  ----
                                                                           (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                               $      13,678         $      18,700
 Short-term investments                                                             --                 2,800
 Accounts receivable, less allowance for doubtful accounts of
 $695 at September 29, 2001 and $742 at June 30, 2001                           16,930                21,272
 Inventories                                                                    18,076                17,750
 Deferred tax and other current assets                                           2,691                 2,069
                                                                         -------------         -------------
 Total current assets                                                           51,375                62,591

Property and equipment at cost                                                   6,987                34,520
Less accumulated depreciation and amortization                                   2,164                23,789
                                                                         -------------         -------------
Property and equipment, net                                                      4,823                10,731
Goodwill and other intangibles, net                                             16,118                16,332
Other assets                                                                     5,781                 5,919
                                                                         -------------         -------------
 Total assets                                                            $      78,097         $      95,573
                                                                         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                        $       7,468         $      10,369
 Other accrued liabilities                                                      13,230                12,438
 Accrued restructuring charges                                                   3,118                    --
                                                                         -------------         -------------
 Total current liabilities                                                      23,816                22,807

Long-term liabilities:
 Accrued restructuring charges                                                   2,876                    --
 Deferred income tax and other long term liabilities                             1,271                 1,284

Commitments and contingencies

Shareholders' equity:
 Preferred stock, no par value:
 5,000 shares authorized, none issued and outstanding                               --                    --
 Common stock, no par value:
 70,000 shares authorized, 13,184 shares issued and outstanding
 at September 29, 2001, and 13,165 shares at June 30, 2001                     103,208               103,138
 Accumulated deficit                                                           (53,074)              (31,656)
                                                                         --------------        --------------
 Total shareholders' equity                                                     50,134                71,482
                                                                         -------------         -------------
 Total liabilities and shareholders' equity                              $      78,097         $      95,573
                                                                         =============         =============

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                     Three months ended
                                                                            -----------------------------------
                                                                             September 29,        September 30,
                                                                             -------------        -------------
                                                                                  2001                 2000
                                                                                  ----                 ----

Net revenues                                                                $       13,385       $       27,621
Cost of revenues                                                                     8,737               14,783
                                                                            --------------       --------------
Gross margin                                                                         4,648               12,838
Operating charges:
 Research, development and engineering                                               5,838                4,866
 Selling, general and administrative                                                 7,714                7,836
 Restructuring expenses                                                             12,336                   --
 Amortization of goodwill and other intangibles                                        180                1,425
                                                                            --------------       --------------
 Total operating expenses                                                           26,068               14,127
                                                                            --------------       --------------

Operating loss                                                                     (21,420)              (1,289)

Interest income, net                                                                    83                  189
                                                                            --------------       --------------

Loss before income taxes                                                           (21,337)              (1,100)

Provision for (benefit) from income taxes                                               81                 (385)
                                                                            --------------       ---------------

Net loss                                                                    $      (21,418)      $         (715)
                                                                            ==============       ==============

Net loss per share:

 Basic                                                                      $        (1.63)      $        (0.07)
                                                                            ==============       ==============
 Diluted                                                                    $        (1.63)      $        (0.07)
                                                                            ==============       ==============

Number of shares used in computing per share amounts:
 Basic                                                                              13,169               10,743
                                                                            ==============       ==============
 Diluted                                                                            13,169               10,743
                                                                            ==============       ==============

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                           Three months ended
                                                                                  -------------------------------------
                                                                                    September 29,      September 30,
                                                                                    -------------      -------------
                                                                                        2001               2000
                                                                                        ----               ----
Operating activities
 Net loss                                                                         $      (21,418)    $         (715)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation                                                                              1,152                746
 Amortization                                                                                180              1,486
 Write-off of property and equipment                                                       5,601                 --
 Loss on disposal of property and equipment                                                   --                 12
 Changes in operating assets and liabilities, net of effects of acquisitions:
 Accounts receivable                                                                       4,342              2,909
 Inventories                                                                                (326)            (2,665)
 Deferred tax assets and other prepaid expenses                                             (622)               495
 Other assets                                                                                138               (655)
 Accounts payable                                                                         (2,901)            (2,770)
 Other accrued liabilities                                                                   792             (2,344)
 Accrued restructuring charges                                                             5,994                 --
 Deferred income tax and other long term liabilities                                         (13)               181
                                                                                  --------------     --------------
 Total adjustments                                                                        14,337             (2,605)
                                                                                  --------------     --------------
 Net cash used in operating activities                                                    (7,081)            (3,320)
                                                                                  --------------     --------------

Investing activities
 Business acquisitions                                                                        34             (7,050)
 Purchase of property and equipment                                                         (845)            (2,355)
 Purchases of short-term available-for-sale investments                                   (1,400)           (10,680)
 Sales of short-term available-for-sale investments                                        4,200             14,776
                                                                                  --------------     --------------
 Net cash provided by (used in) investing activities                                       1,989             (5,309)
                                                                                  --------------     --------------

Financing activities
 Proceeds from employee stock incentive program and employee
 stock purchase plan, net of repurchases and cancellations                                    70                863
                                                                                  --------------     --------------
 Net cash provided by financing activities                                                    70                863
                                                                                  --------------     --------------
 Decrease in cash and cash equivalents                                                    (5,022)            (7,766)
 Cash and cash equivalents, beginning of period                                           18,700             13,487
                                                                                  --------------     --------------
 Cash and cash equivalents, end of period                                         $       13,678     $        5,721
                                                                                  ==============     ==============

 Supplemental disclosure of noncash activities:
 Inventory capitalized into property and equipment including related tax          $           --     $          228
 Cash paid during the period for:

 Interest                                                                         $            1     $            4
 Taxes paid (refunded)                                                            $           --     $          256

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2001 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 21, 2001. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2002 or for any other future period.

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive.

Derivative Financial Instruments

The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, the Company began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. The Company recognized a loss of $354,000 for the three months ended September 29, 2001 and a gain of $196,000 for the three months ended September 30, 2000.

The Company may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. The Company does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $3,588,800 at September 29, 2001, and $3,931,400 at September 30, 2000.

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

3.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                              September 29,        June 30,
              (in thousands)                      2001               2001
                                                  ----               ----

 Raw materials.........                         $  7,220           $  7,397
 Work-in-process.......                            5,411              4,908
 Finished goods........                            5,445              5,445
                                                --------           --------
                                                $ 18,076           $ 17,750
                                                ========           ========

4.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                   September 29,     June 30,
                  (in thousands)                       2001            2001
                                                       ----            ----
 Cost:
 Machinery and equipment.........................    $    1,882      $   14,922
 Computer equipment..............................         4,132          14,779
 Office furniture and equipment..................           973           4,819
                                                     ----------      ----------
                                                          6,987          34,520
 Accumulated depreciation and amortization                2,164          23,789
                                                     ----------      ----------
 Net property and equipment......................    $    4,823      $   10,731
                                                     ----------      ==========

In connection with a plan to restructure its operations (Note 6), the Company recorded an impairment charge of $5.6 million representing the net book value of machinery, computer equipment and office furniture and improvements associated with the non-strategic product lines to be eliminated and manufacturing and support facilities to be consolidated. The Company expects to have fully disposed of these assets during the third quarter of fiscal 2002. These assets relate to all three of the Company's reportable business segments and the Company's depreciation expense will be reduced by approximately $200,000 per quarter as a result of these asset write offs.

5.       Credit Facility

On April 9, 2001, the Company signed a set of agreements establishing a revolving line of credit with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the then current term. The Company is required to meet certain restrictive covenants as defined by the new credit agreement. The Company was in compliance with these covenants as of September 29, 2001. To date, the Company has no outstanding borrowings under this revolving line of credit.

6.       Restructuring Charges

During the three months ended September 29, 2001, the Company implemented a plan to restructure certain of its operations across all three of its reportable business segments. The Company recorded restructuring charges of $12.3 million relating to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities. The Company expects to be substantially complete with its

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

restructuring plan during the third quarter of fiscal 2002.

The restructuring charges include employee severance costs, lease termination costs and asset impairment charges (Note 4) and are as follows:

                                                                              Balance
                                                             Amounts       September 29,
                     (in thousands)          Charges         Utilized          2001
                                             -------         --------          ----

 Employee severance costs................    $     1,372     $       555     $       817
 Lease termination costs.................          5,363             186           5,177
 Asset impairment charges................          5,601           5,601              --
                                             -----------     -----------     -----------
   Total.................................    $    12,336     $     6,342     $     5,994
                                             ===========     ===========     ===========

Employee severance costs of $1.4 million represent a reduction of approximately 144 employees in most functional areas across all three of the reportable business segments. Lease termination costs and asset impairment charges result from the exiting of certain non-strategic product lines and the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. At September 29,2001, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements.

7.       Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109. For the quarter ended September 29, 2001, the Company has recorded a tax provision related to the operations of its French subsidiary.

8.       Net Loss per Share

                                                              Three months ended
                                                     ------------------------------------
                     (in thousands)                    September 29,     September 30,
                                                           2001               2000
                                                           ----               ----

Net loss ...........................................     $(21,418)         $   (715)

Basic:
Weighted average shares outstanding ................       13,169            10,743
                                                         ========          ========
Net loss per share .................................     $  (1.63)         $   (.07)
                                                         ========          ========

Diluted:
Weighted average shares outstanding ................       13,169            10,743
Effect of dilutive securities
- employee stock options ...........................         --                --
                                                         --------          --------
Adjusted weighted average shares outstanding
- assumed conversion ...............................       13,169            10,743
                                                         ========          ========
Net loss per share .................................     $  (1.63)         $   (.07)
                                                         ========          ========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

9.       Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company has adopted FAS 141, and does not expect this Statement to have a material effect on the Company's financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. The Company has implemented SFAS 142 during the first quarter of fiscal 2002. Application of the non-amortization provision of SFAS 142 is expected to result in a decrease in net loss of $7.5 million per year. The Company is currently performing the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of this test will be on its earnings and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment /disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. The Company does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

10.      Segment Information

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

The Company evaluates performance and allocates resources based on segment revenues and segment operating (loss) income. Segment operating (loss) income is comprised of income before unallocated research and development expenses, unallocated selling, general and administrative expenses, amortization of intangibles, interest income, interest and other expenses and income taxes.

Management does not fully allocate research and development expenses and selling, general and administrative expenses when making capital spending decisions, expense funding decisions or assessing segment performance. There were no inter-segment sales or transfers between segments.

Segment information for total assets and capital expenditures is not presented as such information is not used

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
in measuring segment performance or allocating resources among segments.

                                                                    Three months ended
                                                                    ------------------
                                                             September 29,     September 30,
                      (in thousands)                              2001              2000
                                                                  ----              ----
 Revenue:
 Assembly and Material Handling operations..............       $   11,192        $   22,480
 Semiconductor operations...............................              860             3,749
 SILMA Software operations..............................            1,333             1,392
                                                               ----------        ----------
 Total revenue..........................................       $   13,385        $   27,621
                                                               ==========        ==========

 Operating (loss) income:
 Assembly and Material Handling operations..............       $      (96)       $    5,713
 Semiconductor operations...............................           (1,045)              709
 SILMA Software operations..............................              (92)             (148)
                                                               ----------        ----------
 Segment profit (loss)..................................           (1,233)            6,274
 Unallocated research, development and engineering
   and selling, general and administrative..............           (7,851)           (7,563)
 Restructuring charges..................................          (12,336)               --
 Interest income........................................               84               193
 Interest expense.......................................               (1)               (4)
                                                               ----------        ----------
 Loss before income taxes...............................       $  (21,337)       $   (1,100)
                                                               ==========        ==========

11.      Comprehensive Income

For the three months ended September 29, 2001 and September 30, 2000, there were no significant differences between the Company's comprehensive loss and its net loss.

12.      Reclassification

Certain amounts presented in the financial statements for prior periods have been reclassified to conform to the presentation for fiscal 2002.

13.      Subsequent Events

On October 9, 2001, the Company completed the acquisition of CHAD Industries, Inc. (CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. Under the terms of the agreement, the acquisition price of approximately $8.1 million in cash and 200,000 shares of common stock will be paid out over three years in exchange for all of the issued and outstanding shares of CHAD. This acquisition was accounted for under the purchase method of accounting.

On October 29, 2001, the Company completed an automation development alliance agreement with JDS Uniphase Corporation (JDS Uniphase). Through this alliance, Adept will be JDS Uniphase's development partner for optical automation processes and solutions. JDS Uniphase has made an investment of $25 million in Adept convertible preferred stock.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended September 29, 2001. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 29, 2001. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

                             ADEPT TECHNOLOGY, INC.

Results of Operations

Three Months Ended September 29, 2001 and September 30, 2000

Net revenues. Our net revenues decreased by 51.5% to $13.4 million for the three months ended September 29, 2001 from $27.6 million for the three months ended September 30, 2000. The decrease is primarily attributable to the continued decline in overall market conditions, in particular the wireless communications, semiconductor, and fiber optics markets. Sales to the wireless communications industry were down approximately 99.8% from a year ago, semiconductor sales were down approximately 86.7% from a year ago and although sales to the fiber optics industry were relatively flat, we had expected growth for that industry this fiscal year. Further deterioration of our base business as our customers reduced capital spending in an effort to deal with excess manufacturing capacity also contributed to the overall decline in revenue.

Our domestic sales totaled $6.0 million for the three months ended September 29, 2001, compared with $16.1 million for the three months ended September 30, 2000, a decrease of 63.0%. The decrease is due, in large part, to the decline in semiconductor markets where most of our sales are domestic.. Broad softening of sales to household electronics, automotive and wireless communications accounted for most of the remaining decline.

Our international sales totaled $7.4 million for the three months ended September 29, 2001, compared with $11.5 million for the three months ended September 30, 2000, a decrease of 35.7%. Generally the European markets have not deteriorated as broadly as the domestic markets, however we have experienced declining sales to the wireless communications market as well as pricing pressures as competitors seek to maintain market share.

Gross margin. Gross margin as a percentage of net revenue was 34.7% for the three months ended September 29, 2001 compared to 46.5% for the three months ended September 30, 2000. This was primarily due to fixed facilities expenses and 59.0% reduction in production units. We continued to experience excess fixed capacity, lower margins from pricing pressure and lower volumes. All this combined to produce an unfavorable manufacturing variance resulting in lower margins as compared to the same quarter a year ago.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 20.0% to $5.8 million, or 43.6% of net revenues, for the three months ended September 29, 2001 from $4.9 million, or 17.6% of net revenues, for the three months ended September 30, 2000. The increase in the three months ended September 29, 2001 was primarily due to increases in project material expenses of $476,000 and other project development expenses of $364,000. We did not receive any third party funding during the three months ended September 29, 2001 as compared to third party funding of $18,000 during the three months ended September 30, 2000. We do not expect to receive third party development funding from the government or other third parties for the remainder of fiscal 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.7 million, or 57.6% of net revenues, for the three months ended September 29, 2001, as compared with $7.8 million, or 28.4% of net revenues, for the three months ended September 30, 2000. As a result of cost cutting strategies implemented during the three months ended September 29, 2001, we expect that selling, general and administrative expenses will continue to decrease or remain flat.

Restructuring Charge. We recorded restructuring charges of $12.3 million relating to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities for the three months ended September 29, 2001. We expect to be substantially complete with our restructuring plans during the third quarter of fiscal 2002.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $180,000 in amortization of other intangibles for the three months ended September 29, 2001 as compared to non-cash expenses of $1.4 million in amortization of goodwill and other intangibles relating to the acquisition of HexaVision, Nanomotion and Pensar for the three months ended September 30, 2000. Effective July 1, 2001, we no longer amortize goodwill under the terms of a new accounting standard, Statement of the Financial Accounting Standards No. 142.

                             ADEPT TECHNOLOGY, INC.

Interest Income, Net. Interest income for the three months ended September 29, 2001 was $83,000 compared to $189,000 for the three months ended September 30, 2000. The decrease was due to the combination of lower interest rates and a lower average cash balance attributable to our decreased revenue stream.

Provision for (Benefit) from Income Taxes. Our effective tax rate was less than 1% for the three months ended September 29, 2001 and 35% for the three months ended September 30, 2000. We expect to be in a loss position for U.S. tax purposes for the tax year ended June 30, 2002. However, we estimate that our French subsidiary will be in a taxable position and recorded a provision for the quarter ended September 29, 2001, resulting in a 1% overall tax rate. For the three months ended September 29, 2001, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a loss of $354,000 for the three months ended September 29, 2001 and a gain of $196,000 for the three months ended September 30, 2000.

Impact of Inflation.

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources.

As of September 29, 2001, we had working capital of approximately $27.6 million, including $13.7 million in cash and cash equivalents.

Cash and cash equivalents decreased $5.0 million from June 30, 2001. Net cash used in operating activities of $7.1 million was primarily attributable to the net loss adjusted by restructuring charges and decreased accounts receivable. The restructuring charges included $6.0 million in severance and lease termination costs and $5.6 million in asset impairment charges. The decrease in accounts payable was offset by increases in other accrued liabilities. Cash provided by investing activities during the quarter was $2.0 million, which was attributable to sales of short term investments of $4.2 million offset by purchases of short term investments of $1.4 million. Cash flows from financing activities during the quarter consisted of $70,000 in proceeds from our employee stock incentive plan.

We currently anticipate net capital expenditures of approximately $1.7 million for the remainder of fiscal 2002.

On April 9, 2001, we signed a set of agreements establishing a revolving line of credit with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the then current term. We are required to meet certain restrictive covenants as defined by the new credit agreement. We were in compliance with these covenants at September 29, 2001. To date, we have no outstanding borrowings under this revolving line of credit.

Subsequent to our quarter ended September 29, 2001, we closed a preferred stock transaction with net cash proceeds of approximately $25.0 million (refer to Note 13 - Subsequent Events and attached exhibits 3.1, 4.1, and 10.1).

                             ADEPT TECHNOLOGY, INC.

New Accounting Pronouncements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have adopted FAS 141, and do not expect this Statement to have material effect on the Company's financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. We have implemented SFAS 142 during the first quarter of fiscal 2002. Application of the non-amortization provision of SFAS 142 is expected to result in a decrease in net loss of $7.5 million per year. We are currently performing the first of the required impairment tests of goodwill and indefinite lived intangible assets and have not yet determined what the effect of this test will be on our earnings and financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001. SFAS 144 provides a single accounting model for, and supersedes previous guidance on accounting and reporting for the impairment/disposal of long lived assets. SFAS 144 sets new criteria for the classification of an assets held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

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

                             ADEPT TECHNOLOGY, INC.

o  extraordinary events such as litigation or acquisitions; and

o  slower than expected growth in the photonics industry.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products,particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001, and the first quarter of fiscal 2002 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced reduced demand during the last three quarters in our base industries, especially the semiconductor industry, as OEMs reduced inventories as they adjusted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets will occur.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, wireless communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in some of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the first two quarters of fiscal 2002. During the third and fourth quarter of fiscal 2001, and the first quarter of fiscal 2002, Adept received fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

We sell some of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.

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

Backlog should not be relied on as a measure of anticipated activity or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in the second half of fiscal 2001 and the first quarter of fiscal 2002, compared to prior periods, and this increase may continue. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. In October 2001, we acquired Chad Industries, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

o  potential   negative  impact  on  results  of  operations  due  to  potential impairment of goodwill and amortization of other intangible assets acquired or assumption of anticipated liabilities;

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

                             ADEPT TECHNOLOGY, INC.

Our international operations may subject us to divergent regulatory requirements and other risks that may harm our operating results.

International sales were $7.4 million for the quarter ended September 29, 2001, $36.4 million for the fiscal year ended June 30, 2001, $44.9 million for the fiscal year ended June 30, 2000 and $41.2 million for the fiscal year ended June 30, 1999. This represented 55.5%, 36.3%, 45.2%, and 47.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

o  greater   difficulty   in   accounts   receivable   collection   in   foreign
   jurisdictions; and

o  potentially adverse tax consequences.

Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar year 2001, the value of major European currencies has dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

We rely on a continuous supply of electrical power to conduct our operations, and a recurrence of California's recent energy crisis could disrupt our operations and increase our expenses.

California recently experienced an energy crisis. If the crisis recurs, it could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

Failure to obtain export licenses could harm our business.

We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

                             ADEPT TECHNOLOGY, INC.

Risks Related to our Stock

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. Between September 30, 2000 and September 29, 2001, the sales price of our common shares, as reported on the Nasdaq National Market, has ranged from a low of $3.01 to a high of $49.13. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

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

                             ADEPT TECHNOLOGY, INC.


                                           2001           2002           2003             Total
                                           ----           ----           ----             -----          Fair
                                                                    (in thousands)                       Value
                                                                    --------------                       -----
Cash equivalents
 Fixed rate......................     $      13,678      --              --          $      13,678   $      13,678
 Average rate....................             4.15%      --              --                   4.15%

    Total Investment Securities..     $      13,678      --              --          $      13,678   $      13,678
                                      =============      ==              ==          =============   =============

 Average rate....................              4.15%     --              --                   4.15%

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


     3.1 Statement of Preferences of Series A Preferred Stock and Series B Preferred Stock of the Registrant.

     4.1  Securities   Purchase  and  Investor  Rights  Agreement   between  the
          Registrant and JDS Uniphase Corporation, dated October 22, 2001.+

     10.1 Supply, Development and License Agreement between the Registrant and JDS Uniphase Corporation, dated October 22, 2001.**


** Confidential treatment has been requested as to certain portion of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.
+   Schedules have been omitted and will be provided to the SEC upon request.

b) Reports on Form 8-K.

On July 27, 2001, a Form 8-K was filed by Adept announcing a press release related to a cost reduction program and a revision to its business outlook for its fourth quarter ending June 30, 2001.

On August 2, 2001, a Form 8-K was filed by Adept announcing its financial results for its fourth quarter and fiscal year ended June 30, 2001.

On October 10, 2001, a Form 8-K was filed by Adept announcing the completion of the acquisition of CHAD Industries.

On October 24, 2001, a Form 8-K was filed by Adept announcing a definitive agreement between Adept and JDS Uniphase Corporation to enter into an automation development alliance for optical component and module manufacturing and JDS Uniphase's investment of $25 million in Adept convertible preferred stock.

On October 31, 2001, a Form 8-K was filed by Adept announcing its financial results for its first quarter ended September 29, 2001 and that it had completed agreements to enter into an automation development alliance with JDS Uniphase Corporation.

                             ADEPT TECHNOLOGY, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001                       ADEPT TECHNOLOGY, INC.


                                              By: /s/ Michael W. Overby
                                              ----------------------------------
                                              Michael W. Overby
                                              Vice President, Finance and
                                              Chief Financial Officer

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

     3.1 Statement of Preferences of Series A Preferred Stock and Series B Preferred Stock of the Registrant.

     4.1  Securities   Purchase  and  Investor  Rights  Agreement   between  the
          Registrant and JDS Uniphase Corporation, dated October 22, 2001.+

     10.1 Supply, Development and License Agreement between the Registrant and JDS Uniphase Corporation, dated October 22, 2001.**


** Confidential treatment has been requested as to certain portion of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.
 +  Schedules have been omitted and will be provided to the SEC upon request.