Form 10-Q
period 2001-12-29
ADEPT TECHNOLOGY INC
filed 2002-02-11
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001

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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of February 1, 2002 was 13,825,748.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
December 29, 2001 and June 30, 2001.......................................   3

Condensed Consolidated Statements of Operations
Three and six months ended December 29, 2001 and December 30, 2000........   4

Condensed Consolidated Statements of Cash Flows
Six months ended December 29, 2001 and December 30, 2000..................   5

Notes to Condensed Consolidated Financial Statements......................   6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.....................................................  13

Item 3. Quantitative and Qualitative Disclosures About Market Risk........  32

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................  33

Item 4. Submission of Matters to a Vote of Security Holders...............  33

Item 6. Exhibits and Reports on Form 8-K..................................  34

Signatures................................................................  35

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 December 29,            June 30,
                                                                                     2001                  2001
                                                                                     ----                  ----
                                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                    $      25,127          $      18,700
 Short-term investments                                                               3,750                  2,800
 Accounts receivable, less allowance for doubtful accounts of
  $775 at December 29, 2001 and $742 at June 30, 2001                                13,778                 21,272
 Inventories, net                                                                    15,967                 17,750
 Deferred tax and other current assets                                                1,652                  2,069
                                                                              -------------          -------------
 Total current assets                                                                60,274                 62,591

Property and equipment at cost                                                       11,933                 34,520
Less accumulated depreciation and amortization                                        5,359                 23,789
                                                                              -------------          -------------
Property and equipment, net                                                           6,574                 10,731
Goodwill and other intangibles, net                                                  27,136                 16,332
Other assets                                                                          4,973                  5,919
                                                                              -------------          -------------
 Total assets                                                                 $      98,957          $      95,573
                                                                              =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                             $       7,075          $      10,369
 Other accrued liabilities                                                           12,609                 12,438
 Accrued restructuring charges                                                        2,734                     --
                                                                              -------------          -------------
 Total current liabilities                                                           22,418                 22,807

Long-term liabilities:
 Accrued restructuring charges                                                        2,795                     --
 Deferred income tax and other long term liabilities                                  1,506                  1,284

Redeemable convertible preferred stock, no par value:
 5,000 shares authorized, 100 shares issued and outstanding at
 December 29, 2001; and none issued and outstanding at June 30, 2001                 25,000                     --
 (liquidation preference - $25,000)

Commitments and contingencies

Shareholders' equity:
 Common stock, no par value:
 70,000 shares authorized, 13,826 and 13,165 shares issued and
 outstanding at December 29, 2001 and June 30, 2001, respectively                   106,864                103,138
Accumulated deficit                                                                 (59,626)               (31,656)
                                                                              --------------         --------------
 Total shareholders' equity                                                          47,238                 71,482
                                                                              -------------          -------------
 Total liabilities and shareholders' equity                                   $      98,957          $      95,573
                                                                              =============          =============
See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                              Three months ended            Six months ended
                                                         ---------------------------   ---------------------------
                                                         December 29,   December 30,   December 29,   December 30,
                                                         ------------   ------------   ------------   ------------
                                                             2001           2000           2001           2000
                                                           --------       --------       --------       --------
Net revenues                                               $ 14,431       $ 28,034       $ 27,816       $ 55,655
Cost of revenues                                              9,172         15,282         17,909         30,065
                                                           --------       --------       --------       --------
Gross margin                                                  5,259         12,752          9,907         25,590
Operating expenses:
   Research, development and engineering                      4,585          5,008         10,423          9,874
   Selling, general and administrative                        7,117          8,371         14,831         16,207

   Restructuring expenses                                        --             --         12,336             --
   Amortization of goodwill and other
   intangibles                                                  180          1,518            360          2,943
                                                           --------       --------       --------       --------
 Total operating expenses                                    11,882         14,897         37,950         29,024
                                                           --------       --------       --------       --------

Operating loss                                               (6,623)        (2,145)       (28,043)        (3,434)

Interest income, net                                            137             66            219            255
                                                           --------       --------       --------       --------

Loss before income taxes                                     (6,486)        (2,079)       (27,824)        (3,179)

Provision for income taxes                                       66            385            146             --
                                                           --------       --------       --------       --------

Net loss                                                   $ (6,552)      $ (2,464)      $(27,970)      $ (3,179)
                                                           ========       ========       ========       ========

Net loss per share:

 Basic                                                     $  (0.48)      $  (0.23)      $  (2.07)      $  (0.29)
                                                           ========       ========       ========       ========
 Diluted                                                   $  (0.48)      $  (0.23)      $  (2.07)      $  (0.29)
                                                           ========       ========       ========       ========

Number of shares used in computing per share amounts:
 Basic                                                       13,567         10,886         13,485         10,820
                                                           ========       ========       ========       ========
 Diluted                                                     13,567         10,886         13,485         10,820
                                                           ========       ========       ========       ========

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                         Six months ended
                                                                                    ---------------------------
                                                                                    December 29,   December 30,
                                                                                        2001           2000
                                                                                    ------------   ------------
Operating activities
  Net loss                                                                            $(27,970)      $ (3,179)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                         1,960          1,703
    Amortization                                                                           360          3,002
    Write-off of property and equipment                                                  5,601             --
    Loss on disposal of property and equipment                                             137             46
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                               8,106            342
       Inventories                                                                        (948)        (4,857)

       Deferred tax assets and other prepaid expenses                                      449           (653)
       Other assets                                                                        119           (771)
       Accounts payable                                                                 (3,600)         1,430
       Other accrued liabilities                                                            23         (1,731)
       Accrued restructuring charges                                                     5,529             --
       Deferred income tax and other long term liabilities                                  26            166
                                                                                      --------       --------
   Total adjustments                                                                    17,762         (1,323)
                                                                                      --------       --------
   Net cash used in operating activities                                               (10,208)        (4,502)
                                                                                      --------       --------

Investing activities
  Business acquisitions, net of cash acquired                                           (9,809)        (7,050)
  Purchase of property and equipment, net                                                 (106)        (4,974)
  Purchases of short-term available-for-sale investments                                (5,200)       (14,877)
  Sales of short-term available-for-sale investments                                     4,250         20,611
                                                                                      --------       --------
  Net cash used in investing activities                                                (10,865)        (6,290)
                                                                                      --------       --------

Financing activities
  Proceeds from issuance of redeemable convertible preferred stock                      25,000             --
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                          2,500          1,941
                                                                                      --------       --------
  Net cash provided by financing activities                                             27,500          1,941
                                                                                      --------       --------

 Increase (decrease) in cash and cash equivalents                                        6,427         (8,851)
 Cash and cash equivalents, beginning of period                                         18,700         13,487
                                                                                      --------       --------
 Cash and cash equivalents, end of period                                             $ 25,127       $  4,636
                                                                                      ========       ========

 Cash paid during the period for:

 Interest                                                                             $      3       $     --
 Income Taxes                                                                         $     --       $    302
 Supplemental disclosure of non-cash financing activity:
   Issuance of common stock pursuant to terms of Hexavision acquisition
      agreement                                                                       $  1,226       $     --

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   General

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2001 included in Adept Technology's ("Adept" or "the Company") Form 10-K as filed with the Securities and Exchange Commission on September 21, 2001. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2002 or for any other future period.

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive. There were no differences between basic and diluted net loss per share for any periods presented.

Derivative Financial Instruments

Adept's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, Adept began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. Adept recognized losses of $126,000 and $480,000 for the three and six months ended December 29, 2001 and gains of $247,000 and $443,000 for the three and six months ended December 30, 2000, respectively.

Adept may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. Adept does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $1,345,500 and $4,719,000 at December 29, 2001 and December 30, 2000,
respectively.

2.   Financial Instruments

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.   Mergers and Acquisitions

On October 9, 2001,  Adept  completed the acquisition of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD is the latest step in Adept's ongoing photonics automation strategy. Adept plans to leverage CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in photonics automation. In addition, Adept plans to support and grow CHAD's line of odd-form component assembly machines. Adept acquired 100 percent of the outstanding common shares of CHAD. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the agreement, the purchase price of $10.0 million includes an aggregate of $8.2 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of 5 trading days prior to June 27, 2001, in which the definitive agreement was signed. Of the $8.2 million in cash, $4.0 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, Adept agreed to make payments and potential stock issuances over a period of three years after the closing date totaling approximately $0.7 million to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

The purchase price of CHAD was allocated, based on fair value, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

For the CHAD acquisition, below is a table of the acquisition cost and purchase price allocation.

  Acquisition Cost:
   Cash paid on closing..........................          $   4,047
   Cash paid after one year......................              2,592
   Cash paid after two years.....................              1,615
   Stock issued at closing.......................              1,556
   Transaction costs.............................                150
                                                           ---------
     Total acquisition cost......................          $   9,960
                                                           =========

 Purchase Price Allocation:
   Net book value of assets acquired.............                554
   Identified intangible assets..................                430
   Goodwill......................................              8,976
                                                           ---------
     Total.......................................          $   9,960
                                                           =========

4.   Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                              December 29,         June 30,
              (in thousands)                      2001               2001
                                              ------------         --------

 Raw materials.......................           $  5,167           $  7,397
 Work-in-process.....................              4,496              4,908
 Finished goods......................              6,304              5,445
                                                --------           --------
                                                $ 15,967           $ 17,750
                                                ========           ========

5.   Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                      December 29,      June 30,
                  (in thousands)                          2001            2001
                                                         -------        -------
Cost:
Machinery and equipment ..........................       $ 4,126        $14,922
Computer equipment ...............................         5,207         14,779
Office furniture and equipment ...................         2,600          4,819
                                                         -------        -------
                                                          11,933         34,520
Accumulated depreciation and amortization ........         5,359         23,789
                                                         -------        -------
Net property and equipment .......................       $ 6,574        $10,731
                                                         =======        =======

In connection with a plan to restructure its operations (See Note 7), Adept recorded an impairment charge of $5.6 million representing the net book value of machinery, computer equipment and office furniture and improvements associated with certain non-strategic product lines to be eliminated and certain manufacturing and support facilities to be consolidated. Adept expects to have fully disposed of these assets during the third quarter of fiscal 2002. These assets relate to all three of Adept's reportable business segments, and Adept's depreciation expense will be reduced by approximately $200,000 per quarter as a result of these asset write offs.

6.   Credit Facility

On April 9, 2001, Adept entered into agreements establishing a revolving line of credit, consisting of two facilities with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of Adept's eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the end of then current term. Adept is required to meet certain restrictive covenants as defined by the credit agreements. Adept was in compliance with these covenants as of December 29, 2001. To date, Adept has had no outstanding borrowings under this revolving line of credit.

7.   Restructuring Charges

During the six months ended December 29, 2001, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept recorded restructuring charges of $12.3 million related to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities. Adept expects to be substantially complete with its restructuring plan during the third quarter of fiscal 2002.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The restructuring charges include employee severance costs, lease termination costs and asset impairment charges (Note 4) and are as follows:

                                                                   Amounts             Amounts             Balance
                                                                   Utilized            Utilized          December 29,
                  (in thousands)                 Charges        Q1 Fiscal 2002      Q2 Fiscal 2002            2001
                                                 -------            -------             -------             -------
Employee severance costs ...............         $ 1,372            $   555             $   371             $   446
Lease termination costs ................           5,363                186                  94               5,083
Asset impairment charges ...............           5,601              5,601                  --                  --
                                                 -------            -------             -------             -------
  Total ................................         $12,336            $ 6,342             $   465             $ 5,529
                                                 =======            =======             =======             =======

Employee severance costs of $1.4 million represent a reduction of approximately 144 employees in most functional areas across all three of the reportable business segments. Lease termination costs and asset impairment charges result from the exiting of certain non-strategic product lines and the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. At December 29, 2001, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements.

8.   Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with an accredited investor of $25 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock. The Series A Preferred and the Series B Preferred may be converted into shares of Adept's Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event by Adept, or an event of default (as described below). The Series A Preferred and Series B Preferred may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept.

Adept has the right, but not the obligation at any time, to redeem the Series A Preferred at a price equal to the sum of the initial Preferred Stock Price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. In addition, the holders of Series A and Series B Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of the Company's common stock. Since such a change may be outside of management's control and would trigger the redemption of the preferred stock, the Series A and the Series B Preferred Stock are classified

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

Upon an event of default, such as bankruptcy or the reporting of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, the Series A Preferred and the Series B Preferred may be converted into shares of Adept's Common Stock at a rate of the lesser of $4.09 or 75% of the Conversion Date Price.

9.   Income Taxes

Adept typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. Adept has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"). For the three and six months ended December 29, 2001, Adept has recorded a tax provision related to the operations of its French subsidiary.

10.  Net Loss per Share

                                                                Three months ended                     Six months ended
                                                         -------------------------------       -------------------------------
                  (in thousands)                         December 29,       December 30,       December 29,       December 30,
                                                             2001               2000               2001               2000
                                                         ------------       ------------       ------------       ------------
Net loss .............................................     $ (6,552)          $ (2,464)          $(27,970)          $ (3,179)

Basic:
Weighted average shares outstanding ..................       13,567             10,886             13,485             10,820
                                                           ========           ========           ========           ========
Net loss per share ...................................     $  (0.48)          $  (0.23)          $  (2.07)          $  (0.29)
                                                           ========           ========           ========           ========

Diluted:
Weighted average shares outstanding ..................       13,567             10,886             13,485             10,820
Effect of dilutive securities
- employee stock options .............................          N/A                N/A                N/A                N/A
                                                           --------           --------           --------           --------
Adjusted weighted average shares outstanding
- assumed conversion .................................       13,567             10,886             13,485             10,820
                                                           ========           ========           ========           ========
Net loss per share ...................................     $  (0.48)          $  (0.23)          $  (2.07)          $  (0.29)
                                                           ========           ========           ========           ========

11.  Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business
Combinations_("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets_("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Adept has adopted SFAS 141, and does not expect this Statement to have a material effect on Adept's financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. Adept has implemented SFAS 142 during the first quarter of fiscal 2002. Application of the non-amortization provision of SFAS 142 is expected to result in a decrease in net loss of $7.5 million per year. Based on steps Adept has taken to prepare for the adoption of Statement 142, it is likely that between $6.0 million and $10.0 million of the goodwill related to all reportable segments will be impaired using the impairment test required by Statement 142. Adept currently evaluates goodwill for

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Adept has not yet determined the amount of the potential impairment loss, as Statement 142 requires a measurement date six months from the initial date of adoption to complete its impairment testing. Adept plans to complete the measurement of the impairment loss in the third quarter of 2002. Goodwill recorded from Adept's acquisition of CHAD (see Note 3) will not be amortized, in accordance with Statement 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, or July 1, 2002 for Adept. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an asset held-for-sale and changes the reporting of discontinued operations. Adept does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

12.  Segment Information

Adept adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in 1999. SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. Adept has three reportable business segments, the Assembly and Material Handling ("AMH") operations segment, the Semiconductor operations segment and the SILMA Software operations segment.

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                       Three months ended                        Six months ended
                                                ---------------------------------         ---------------------------------
                                                December 29,         December 30,         December 29,         December 30,
               (in thousands)                       2001                 2000                 2001                 2000
                                                ------------         ------------         ------------         ------------
Revenue:
Assembly and Material Handling
   Operations ...............................     $ 12,183             $ 21,365             $ 23,375             $ 43,845
Semiconductor operations ....................        1,029                5,193                1,889                8,942
SILMA Software operations ...................        1,219                1,476                2,552                2,868
                                                  --------             --------             --------             --------
Total revenue ...............................     $ 14,431             $ 28,034             $ 27,816             $ 55,655
                                                  ========             ========             ========             ========

Operating income (loss):
Assembly and Material Handling
   Operations ...............................     $  1,633             $  4,319             $  1,537             $ 10,032
Semiconductor operations ....................       (1,077)               1,405               (2,122)               2,114
SILMA Software operations ...................          489                 (157)                 397                 (305)
                                                  --------             --------             --------             --------
Segment profit ..............................        1,045                5,567                 (188)              11,841
Unallocated research, development
   and engineering and selling,
   general and administrative ...............       (7,668)              (7,712)             (15,518)             (15,275)
Restructuring charges .......................           --                   --              (12,336)                  --
Interest income .............................          138                   70                  222                  263
Interest expense ............................           (1)                  (4)                  (3)                  (8)
                                                  --------             --------             --------             --------

Loss before income taxes ....................     $ (6,486)            $ (2,079)            $(27,823)            $ (3,179)
                                                  ========             ========             ========             ========

13.  Comprehensive Loss

For the three and six months ended December 29, 2001 and December 30, 2000, there were no significant differences between Adept's comprehensive loss and its net loss.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended December 29, 2001. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 29, 2001. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

                             ADEPT TECHNOLOGY, INC.

Results of Operations

Three and Six Month Periods Ended December 29, 2001 and December 30, 2000

Net revenues. Our net revenues decreased by 48.5% to $14.4 million for the three months ended December 29, 2001 from $28.0 million for the three months ended December 30, 2000. Our net revenues decreased by 50.0% to $27.8 million for the six months ended December 29, 2001 from $55.7 million for the six months ended December 30, 2000. The decrease is primarily attributable to the continued decline in overall market conditions, in particular the semiconductor, OEM and fiber optics markets. Sales to semiconductor industry were down approximately 79.3% from a year ago, OEM sales were down approximately 53.1% from a year ago and sales to the fiber optics industry were down by approximately 86.7%. Further deterioration of our base business, as our customers reduced capital spending in an effort to deal with excess manufacturing capacity, also contributed to the overall decline in revenue.

Our domestic sales totaled $6.5 million and $12.4 million for the three and six months ended December 29, 2001, compared with $19.2 million and $35.3 million for the three and six months ended December 30, 2000, a decrease of 66.1% and 64.9%, respectively. The decline in domestic sales was principally attributable to decreases in sales of our semiconductor products, which decreased by 79.3% over the same period a year ago.

Our international sales totaled $7.9 million and $15.4 million for the three and six months ended December 29, 2001, compared with $8.8 million and $20.4 million for the three and six months ended December 30, 2000, a decrease of 10.2% and 24.5%, respectively. Generally, the European markets have not deteriorated as broadly as the domestic markets, however we have experienced declining sales to the semiconductor and OEM markets as well as pricing pressures as competitors seek to maintain market share.

Gross margin. Gross margin as a percentage of net revenue was 36.4% for the three months ended December 29, 2001 compared to 45.5% for the three months ended December 30, 2000. Gross margin as a percentage of net revenue was 35.6% for the six months ended December 29, 2001 compared to 46.0% for the six months ended December 30, 2000. This decrease in gross margin percentage was primarily due to fixed facilities expenses and a 51.8% reduction in production units. We continued to experience excess fixed capacity, lower margins from pricing pressure and lower volumes. All of these factors combined to produce an unfavorable manufacturing variance resulting in lower margins as compared to the same quarter a year ago.

Operating Expenses. Because of the rapid decline in the markets and our decision to maintain critical mass in key areas to take advantage of any eventual upturn in the market, our expenses have increased as a percentage of net revenue as compared to the same period a year ago. In absolute terms, expenses have been declining over the past several quarters as discussed in the following paragraphs.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 8.4% to $4.6 million, or 31.8% of net revenues, for the three months ended December 29, 2001 from $5.0 million, or 17.9% of net revenues, for the three months ended December 30, 2000. Research, development and engineering expenses increased by 5.6% to $10.4 million, or 37.5% of net revenues, for the six months ended December 29, 2001 from $9.9 million, or 17.7% of net revenues, for the six months ended December 30, 2000. The decrease in the three months ended December 29, 2001 as compared to the same period a year ago, was primarily a result of decreased depreciation expense related to property and equipment write offs during the first quarter of fiscal 2002. The increase in the six months ended December 29, 2001 as compared to the same period a year ago, was primarily due to expenses incurred during the first quarter of fiscal 2002 related to project material expenses of $0.5 million and other project development expenses of $0.4 million, partially offset by decreased depreciation expenses in the second quarter as described above.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses decreased 15.0% to $7.1 million, or 49.3% of net revenues, for the three months ended December 29, 2001, as compared with $8.4 million, or 29.9% of net revenues, for the three months ended December 30, 2000. Selling, general and

                             ADEPT TECHNOLOGY, INC.

administrative expenses decreased 8.5% to $14.8 million, or 53.3% of net revenues, for the six months ended December 29, 2001, as compared with $16.2 million, or 29.1% of net revenues, for the six months ended December 30, 2000. The decrease is primarily the result of cost cutting strategies implemented during the first six months of fiscal 2002. We expect that selling, general and administrative expenses will continue to decrease or remain flat for the remainder of fiscal 2002.

Restructuring Charge. We recorded restructuring charges of $12.3 million related to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities for the six months ended December 29, 2001. We expect to be substantially complete with our planned restructuring during the third quarter of fiscal 2002.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $0.2 million and $0.4 million in amortization of other intangibles for the three and six months ended December 29, 2001, respectively, as compared to non-cash expenses of $1.5 million and $2.9 million due to the amortization of goodwill and other intangibles relating to the acquisitions of HexaVision Technologies, Nanomotion and Pensar-Tucson for the three and six months ended December 30, 2000, respectively. Effective July 1, 2001, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142.

Interest Income, Net. Interest income, net for the three months ended December 29, 2001 was $137,000, as compared to $66,000 for the three months ended December 30, 2000. The increase during the three months ended December 29, 2001 was the result of a higher cash balance due to the completion of a $25.0 million private placement with an accredited investor (See Note 8 to condensed consolidated financial statements). Interest income, net for the six months ended December 29, 2001 was $0.2 million compared to $0.3 million for the six months ended December 30, 2000. The decrease was due to the combination of lower interest rates and a lower average cash balance attributable to our decreased revenues.

Provision for Income Taxes. Our effective tax rate was less than 1% for the three and six months ended December 29, 2001. For the three months ended December 30, 2000, we recorded a provision for income taxes of $0.4 million, which offsets the tax benefit recorded in the three months ended September 30, 2000 and did not record a tax benefit for the six months ended December 30, 2000. We expect to be in a loss position for U.S. tax purposes for the tax year ended June 30, 2002. However, we estimate that our French subsidiary will be in a taxable position and recorded a provision for the quarter ended December 29, 2001, resulting in a less than 1% overall tax rate. For the three months ended December 29, 2001, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized losses of $0.1 million and $0.5 million for the three and six months ended December 29, 2001, respectively, compared to gains of $0.2 million and $0.4 million for the three and six months ended December 30, 2000, respectively.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of December 29, 2001, we had working capital of approximately $37.9 million, including $25.1 million in cash and cash equivalents.

Cash and cash equivalents increased $6.4 million from June 30, 2001. Net cash used in operating activities of

                             ADEPT TECHNOLOGY, INC.

$10.2 million was primarily attributable to the net loss adjusted by restructuring charges and decreased accounts receivable. The restructuring charges included $5.5 million in severance and lease termination accruals and $5.6 million in asset impairment charges. Cash used in investing activities during the quarter was $10.9 million, of which $9.8 million was attributable to the purchase price of CHAD Industries. Additionally, an increase in purchases of short-term investments of $5.2 million was partially offset by sales of short term investments of $4.3 million. Net cash provided by financing activities of $27.5 million is attributable to $25.0 million in proceeds received from the issuance of redeemable preferred stock (See Note 8 to condensed consolidated financial statements) and $2.5 million in proceeds from common stock issued related to the acquisition of CHAD Industries and from our employee stock incentive plan.

We currently anticipate net capital expenditures of approximately $1.0 million for the remainder of fiscal 2002.

On April 9, 2001, we entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of our eligible
domestic   accounts   receivables,   plus  90%  of  eligible   foreign  accounts
receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the end of then current term. We are required to meet certain restrictive covenants as defined by the credit agreement. We were in compliance with these covenants at December 29, 2001. To date, we have had no outstanding borrowings under this revolving line of credit.

On October 29, 2001, we completed a private placement with an accredited investor of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock. The Series A Preferred and the Series B Preferred may be converted into shares of our Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event by Adept, or an event of default (as described below). The Series A Preferred and Series B Preferred may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities.

We have the right, but not the obligation at any time, to redeem the Series A Preferred at a price equal to the sum of the initial Preferred Stock Price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. In addition, the holders of Series A and Series B Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of our common stock. Since such a change may be outside of management's control and would trigger the redemption of the preferred stock, the Series A and the Series B Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet

Upon an event of default, such as bankruptcy or the reporting of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, the Series A Preferred and the Series B Preferred may be converted into shares of our Common Stock at a rate of the lesser of $4.09 or 75% of the Conversion Date Price.

Acquisitions

On October 9, 2001,  we  completed  the  acquisition  of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD is our latest step in our photonics automation strategy. We plan to leverage CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in phonics automation. In addition, we plan to support and grow CHAD's line of odd-form component assembly machines. We acquired 100 percent of the outstanding common shares of CHAD. The results of CHAD's operations have been included in our consolidated financial statements since October 9, 2001.

Under terms of the agreement, the purchase price of $10.0 million includes an aggregate of $8.2 million in cash, $0.2 million in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept stock over the period of 5 trading days prior to June 27, 2001, the date of entry into the CHAD acquisition agreement. Of the $8.2 million in cash, $4.0 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, we agreed to make payments and potential stock issuances over a period of three years after the closing date, totaling approximately $0.7 million to certain specified employees of CHAD which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

New Accounting Pronouncements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have adopted SFAS 141, and do not expect this Statement to have material effect on our financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. We have implemented SFAS 142 during the first quarter of fiscal 2002. Application of the non-amortization provision of SFAS 142 is expected to result in a decrease in net loss of $7.5 million per year. Based on steps we have taken to prepare for the adoption of Statement 142, it is likely that between $6.0 million and $10.0 million of the goodwill related to all reportable segments will be impaired using the impairment test required by Statement 142. We currently evaluate goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting Statement 142 will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. We have not yet determined the amount of the potential impairment loss, as Statement 142 requires a measurement date six months from the initial date of adoption to complete its impairment testing. We plan to complete the measurement of the impairment loss in the third quarter of 2002. Goodwill recorded from the our acquisition of CHAD (see Note 3) will not be amortized, in accordance with Statement 142.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, or July 1, 2002 for Adept. SFAS 144 provides a single accounting model for, and supersedes previous guidance on accounting and reporting for the impairment/disposal of long lived assets. SFAS 144 sets new criteria for the classification of an asset held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

                             ADEPT TECHNOLOGY, INC.

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

Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001, and the first two quarters of fiscal 2002 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communications manufacturers. In addition, we have experienced reduced demand during the last four quarters in our base industries, especially the semiconductor industry, as OEMs reduced inventories as they adjusted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor industry will occur.

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

                             ADEPT TECHNOLOGY, INC.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, wireless communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in some of the industries we serve including the electronics and semiconductor industries. We expect this reduced demand to adversely affect our revenues for fiscal 2002. During the third and fourth quarter of fiscal 2001, and the first half of fiscal 2002, Adept received fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

                             ADEPT TECHNOLOGY, INC.

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

Backlog should not be relied on as a measure of anticipated activity or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in the second half of fiscal 2001 and the first half of fiscal 2002, compared to prior periods, and this increase may continue. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

Segments of the photonics market that we target as an element of our growth strategy are either emerging or rapidly changing and the potential size of these market segments and the timing of their development are difficult to predict. If our targeted segments of this market develop more slowly than we expect, our ability to increase our revenue may be limited. We depend, in part, upon the broad acceptance by photonics manufacturers of our material handling and component assembly solutions, as well as our simulation software and robot vision and motion control technology. Much of our acquisition and subsequent development efforts

                             ADEPT TECHNOLOGY, INC.

have been directed toward this market, and a delay in the evolution and growth of this market could significantly adversely impact the return on these investments, or even prevent the realization of a return on these investments.

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

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. In October 2001, we acquired CHAD Industries, Inc. We expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations, hire additional personnel and increase our revenue. We are currently reviewing

                             ADEPT TECHNOLOGY, INC.

several possible acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the photonics industry. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision and in October 2001, we acquired Chad Industries, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

International sales were $7.9 million and $15.4 million for the three and six months ended December 29, 2001, $36.4 million for the fiscal year ended June 30, 2001, $44.9 million for the fiscal year ended June 30, 2000, and $41.3 million for the fiscal year ended June 30, 1999. This represented 54.7%, 55.4%, 36.3%, 45.2%, and 47.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

     o    unexpected changes in regulatory requirements;

                             ADEPT TECHNOLOGY, INC.

     o    political, military and economic changes and disruptions;

     o    transportation costs and delays;

     o    foreign currency fluctuations;

     o    export/import controls;

     o    tariff regulations and other trade barriers;

     o    higher freight rates;

     o    difficulties in staffing and managing foreign sales operations;

     o greater difficulty in accounts receivable collection in foreign jurisdictions; and

     o    potentially adverse tax consequences.

Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. In calendar year 2001, the value of major European currencies dropped against the U.S. dollar. To date, we have not reflected that change in currency value in our selling prices. In order to maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, that damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which

                             ADEPT TECHNOLOGY, INC.

could result in substantial cost to us, and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

We market products for the semiconductor, wireless communications, photonics, food processing, automotive, life sciences and electronics industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote

                             ADEPT TECHNOLOGY, INC.

significant resources to developing different products for these industries. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

We rely on a continuous supply of electrical power to conduct our operations, and a recurrence of California's energy crisis could disrupt our operations and increase our expenses.

California experienced an energy crisis in 2001. If the crisis recurs, it could disrupt our operations and increase our expenses. In the event of an acute power shortage, that is, when power reserves for the State of California fall below 1.5%, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our facilities. Any such interruption in our ability to continue operations at our facilities could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

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

The market price of our common stock has fluctuated substantially in the past. Between December 30, 2000 and December 29, 2001, the sales price of our common shares, as reported on the Nasdaq National Market, has ranged from a low of $3.01 to a high of $29.00. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

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

Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, damage caused by terrorist acts or other military actions, or international currency fluctuations, may adversely affect the market price of our common stock.

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

                             ADEPT TECHNOLOGY, INC.

default risk, market risk and reinvestment risk. The table below presents principal amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

                                                                                                               Fair
(in thousands)                             2001              2002             2003            Total            Value
-------------                           ----------        ----------       ----------       ----------        -------
Cash equivalents
 Fixed rate .........................   $   25,127                --               --       $   25,127        $25,127
 Average rate .......................         1.82%               --               --             1.82%

 Auction rate securities
 Fixed rate .........................   $    3,750                --               --       $    3,750        $ 3,750
 Average rate .......................         2.16%               --               --             2.16%

    Total Investment Securities .....   $   28,877                --               --       $   28,877        $28,877
                                        ----------        ----------       ----------       ----------        -------
 Average rate .......................         1.86%               --               --             1.86%

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

At Adept's 2001 Annual Meeting of Shareholders, held on November 16, 2001, the shareholders of Adept approved the following actions:

a) Election of six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

     Brian R, Carlisle:     For:  11,351,078              Withheld:  693,116
     Bruce E. Shimano:      For:  11,351,078              Withheld:  693,116
     Ronald E.F. Codd:      For:  11,347,259              Withheld:  696,935
     Michael P. Kelly:      For:  11,346,959              Withheld:  697,235
     Cary R. Mock:          For:  11,346,959              Withheld:  697,235
     John E. Pomeroy:       For:  11,347,259              Withheld:  696,935

b) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 2002.

     For: 11,824,829   Against: 209,367  Abstain: 0   Broker Non-Vote: 1,275,455

                             ADEPT TECHNOLOGY, INC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

None

b) Reports on Form 8-K.

On October 10, 2001, a Form 8-K was filed by Adept announcing the completion of the acquisition of CHAD Industries, Inc.

On October 24, 2001, a Form 8-K was filed by Adept announcing a definitive agreement between Adept and JDS Uniphase Corporation to enter into an automation development alliance for optical component and module manufacturing and JDS Uniphase's investment of $25 million in Adept convertible preferred stock (the "JDS Transactions").

On October 31, 2001, a Form 8-K was filed by Adept announcing its financial results for its first fiscal quarter ended September 29, 2001 and that it had completed the JDS Transactions.

On January 25, 2002, a Form 8-K was filed by Adept announcing its financial results for its first fiscal quarter ended December 29, 2001.

                             ADEPT TECHNOLOGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2002                       ADEPT TECHNOLOGY, INC.

                                             By: /s/ Michael W. Overby
                                             -----------------------------------
                                             Michael W. Overby
                                             Vice President, Finance and
                                             Chief Financial Officer