Form 10-Q
period 2002-03-30
ADEPT TECHNOLOGY INC
filed 2002-05-14
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122


                             ADEPT TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

               California                                94-2900635
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  150 Rose Orchard Way, San Jose, California                  95134
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

                                 YES [X]   NO [ ]

The number of shares of the Registrant's common stock outstanding as of May 7, 2002 was 14,049,942.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
 March 30, 2002 and June 30, 2001..........................................    3


 Condensed Consolidated Statements of Operations
 Three and nine months ended March 30, 2002 and March 31, 2001.............    4


 Condensed Consolidated Statements of Cash Flows
 Nine months ended March 30, 2002 and March 31, 2001.......................    5


 Notes to Condensed Consolidated Financial Statements......................    6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk........   36



PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.................................................   37

 Item 6. Exhibits and Reports on Form 8-K..................................   37

 Signatures................................................................   38

                                               ADEPT TECHNOLOGY, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                                   March 30,             June 30,
                                                                                     2002                  2001
                                                                                     ----                  ----
                                                                                  (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                                    $      16,468          $      18,700
 Short-term investments                                                               6,175                  2,800
 Accounts receivable, less allowance for doubtful accounts of
  $695 at March 30, 2002 and $742 at June 30, 2001                                   12,980                 21,272
 Inventories, net                                                                    13,000                 17,750
 Deferred tax and other current assets                                                3,947                  2,069
                                                                              -------------          -------------
 Total current assets                                                                52,570                 62,591

Property and equipment at cost                                                       11,938                 34,520
Less accumulated depreciation and amortization                                        5,882                 23,789
                                                                              -------------          -------------
Property and equipment, net                                                           6,056                 10,731
Goodwill, net                                                                        13,227                 14,596
Other intangibles, net                                                                1,274                  1,736
Other assets                                                                          2,969                  5,919
                                                                              -------------          -------------
 Total assets                                                                 $      76,096          $      95,573
                                                                              =============          =============

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                                                             $       7,573          $      10,369
 Other accrued liabilities                                                           10,559                 12,438
 Accrued restructuring charges                                                        2,438                     --
                                                                              -------------          -------------
 Total current liabilities                                                           20,570                 22,807

Long-term liabilities:
 Accrued restructuring charges                                                        1,847                     --
 Deferred income tax and other long term liabilities                                  1,374                  1,284

Redeemable convertible preferred stock, no par value:
 5,000 shares authorized, 100 shares issued and outstanding at
 March 30, 2002; and none issued and outstanding at June 30, 2001                    25,000                     --
 (liquidation preference - $25,000)

Commitments and contingencies

Shareholders' equity:
 Common stock, no par value:
 70,000 shares authorized, 13,826 and 13,165 shares issued and
 outstanding at March 30, 2002 and June 30, 2001, respectively                      106,853                103,138
Accumulated deficit                                                                 (79,548)               (31,656)
                                                                              --------------         --------------
 Total shareholders' equity                                                          27,305                 71,482
                                                                              -------------          -------------
 Total liabilities, redeemable convertible preferred stock and
   shareholders' equity                                                       $      76,096          $      95,573
                                                                              =============          =============

See accompanying notes.


                                                   ADEPT TECHNOLOGY, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)
                                            (in thousands, except per share data)



                                                             Three months ended                     Nine months ended
                                                       --------------------------------    --------------------------------
                                                         March 30,         March 31,         March 30,         March 31,
                                                           2002              2001              2002              2001
                                                       --------------    --------------    --------------    --------------
Net revenues                                            $     14,588      $     23,913      $     42,404      $     79,568
Cost of revenues                                               9,856            14,393            27,765            44,458
                                                       --------------    --------------    --------------    --------------
Gross margin                                                   4,732             9,520            14,639            35,110
Operating expenses:
     Research, development and engineering                     5,008             5,182            15,432            15,056
     Selling, general and administrative                       7,192             9,297            22,025            25,504
     Restructuring expenses                                    5,323                 -            17,659                 -
     Amortization of goodwill and other intangibles              216             2,077               575             5,020
                                                       --------------    --------------    --------------    --------------
Total operating expenses                                      17,739            16,556            55,691            45,580
                                                       --------------    --------------    --------------    --------------
Operating loss                                               (13,007)           (7,036)          (41,052)          (10,470)

Interest income, net                                             123               165               344               420
                                                       --------------    --------------    --------------    --------------
Loss before income taxes and                                 (12,884)           (6,871)          (40,708)          (10,050)
   cumulative effect of change in accounting principle

Provision (benefit) for income taxes                          (2,935)            4,828            (2,789)            4,828
                                                       --------------    --------------    --------------    --------------
Net loss before cumulative effect of
   change in accounting principle                             (9,949)          (11,699)          (37,919)          (14,878)

Cumulative effect of change in accounting principle           (9,973)                -            (9,973)                -
                                                       --------------    --------------    --------------    --------------
Net loss                                                   $ (19,922)     $    (11,699)     $    (47,892)     $    (14,878)
                                                       ==============    ==============    ==============    ==============

Basic and diluted net loss per share:

   Before cumulative effect of change in
     accounting principle                              ($       0.72)    ($       0.99)    ($       2.78)    ($       1.33)
                                                       ==============    ==============    ==============    ==============
   Cumulative effect of change in
     accounting principle                              ($       0.72)                -     ($       0.73)                -
                                                       ==============    ==============    ==============    ==============
   After cumulative effect of change in
     accounting principle                              ($       1.44)    ($       0.99)    ($        3.5)    ($       1.33)
                                                       ==============    ==============    ==============    ==============

Number of shares used in computing per share amounts:

     Basic                                                    13,829            11,795            13,648            11,147
                                                       ==============    ==============    ==============    ==============
     Diluted                                                  13,829            11,795            13,648            11,147
                                                       ==============    ==============    ==============    ==============

See accompanying notes.

                                             ADEPT TECHNOLOGY, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (unaudited)

                                                 (in thousands)


                                                                                         Nine months ended
                                                                                  -----------------------------
                                                                                      March 30,      March 31,
                                                                                        2002           2001
                                                                                        ----           ----
Operating activities
  Net loss                                                                        $   (47,892)    $   (14,878)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                                 9,973              --
    Depreciation                                                                        2,598           2,592
    Amortization                                                                          575           5,114
    Asset impairment charges                                                            9,167              --
    Loss on disposal of property and equipment                                            246              46
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                              8,904           2,470
       Inventories                                                                        777          (6,143)
       Other current assets                                                            (1,846)          4,259
       Other assets                                                                     2,123            (402)
       Accounts payable                                                                (3,102)            375
       Other accrued liabilities                                                       (2,027)         (1,490)
       Accrued restructuring charges                                                    4,285              --
       Deferred income tax and other long term liabilities                               (106)             --
                                                                                  ------------    -----------
   Net cash used in operating activities                                              (16,325)         (8,057)
                                                                                  ------------    ------------

Investing activities
  Business acquisitions, net of cash acquired                                          (9,907)         (7,050)
  Purchase of property and equipment, net                                                (114)        (10,109)
  Purchases of short-term available-for-sale investments                              (20,950)        (16,261)
  Sales of short-term available-for-sale investments                                   17,575          21,827
                                                                                  -----------     -----------
  Net cash used in investing activities                                               (13,396)        (11,593)
                                                                                  ------------    ------------

Financing activities
  Proceeds from issuance of common stock                                                   --          32,424
  Proceeds from issuance of redeemable convertible preferred stock                     25,000              --
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                         2,489           2,058
                                                                                  -----------     -----------
  Net cash provided by financing activities                                            27,489          34,482
                                                                                  -----------     -----------

 Increase (decrease) in cash and cash equivalents                                      (2,232)         14,832
 Cash and cash equivalents, beginning of period                                        18,700          13,487
                                                                                  -----------     -----------
 Cash and cash equivalents, end of period                                         $    16,468     $    28,319
                                                                                  ===========     ===========

 Cash paid during the period for:

 Interest                                                                         $         4     $        10
 Income taxes                                                                     $        49     $       428
 Supplemental disclosure of non-cash financing activity:
   Issuance of common stock pursuant to terms of Hexavision acquisition
      Agreement                                                                   $     1,226     $        --

See accompanying note

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included herein should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2001 included in Adept Technology, Inc.'s ("Adept" or "the Company") Form 10-K as filed with the Securities and Exchange Commission on September 21, 2001. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2002 or for any other future period.

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

Derivative Financial Instruments

Adept's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, Adept began a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. Adept recognized a gain of $14,000 and a loss of $466,000 for the three months and nine months ended March 30, 2002 and losses of $457,000 and $14,000 for the three and nine months ended March 31, 2001, respectively.

Adept may enter into foreign exchange contracts as a hedge against foreign currency denominated receivables. Adept does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $1.8 million and $3.2 million at March 30, 2002 and March 31, 2001, respectively.

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

3.       Mergers and Acquisitions

On October 9, 2001,  Adept  completed the acquisition of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


acquisition of CHAD is the latest step in Adept's ongoing photonics automation strategy. Adept is in the process of leveraging CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in photonics automation. In addition, Adept plans to support and grow CHAD's line of odd-form component assembly machines. Adept acquired 100 percent of the outstanding common shares of CHAD. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of 5 trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, Adept agreed to make payments and potential stock issuances over a period of three years after the closing date totaling approximately $0.7 million to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

The purchase price of CHAD was allocated, based on fair value, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

For the CHAD acquisition, below is a table of the acquisition cost and purchase price allocation.


  Acquisition Cost:
   Cash paid on closing..........................         $    4,150
   Cash paid after one year......................              2,592
   Cash paid after two years.....................              1,615
   Stock issued at closing.......................              1,556
   Transaction costs.............................                150
                                                          ----------
     Total acquisition cost......................         $   10,063
                                                          ==========

 Purchase Price Allocation:
   Net book value of assets acquired.............         $      554
   Identified intangible assets..................                430
   Goodwill......................................              9,079
                                                          ----------
     Total.......................................         $   10,063
                                                          ==========

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                                March 30,      June 30,
              (in thousands)                      2002           2001
                                                  ----           ----

 Raw materials.......................           $  5,282       $  7,397

 Work-in-process.....................              3,820          4,908
 Finished goods......................              3,898          5,445
                                                --------       --------
                                                $ 13,000       $ 17,750
                                                ========       ========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                    March 30,      June 30,
                  (in thousands)                      2002           2001
                                                      ----           ----
 Cost:
 Machinery and equipment....................        $  3,217       $ 14,922
 Computer equipment.........................           5,228         14,779
 Office furniture and equipment.............           3,493          4,819
                                                    --------       --------
                                                      11,938         34,520
 Accumulated depreciation and amortization             5,882         23,789
                                                    --------       --------
 Net property and equipment.................        $  6,056       $ 10,731
                                                    ========       ========

In connection with a plan to restructure its operations (See Note 7), Adept recorded an impairment charge of $9.1 million representing the net book value of machinery, computer equipment and office furniture and improvements associated with certain non-strategic product lines to be eliminated and certain manufacturing and support facilities to be consolidated. Adept has fully disposed of these assets in the third quarter of fiscal 2002. These assets relate to all three of Adept's reportable business segments, and Adept's depreciation expense will be reduced by approximately $200,000 per quarter as a result of these asset write offs.

6.       Credit Facility

On April 9, 2001, Adept entered into agreements establishing a revolving line of credit, consisting of two facilities with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of Adept's eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the end of then current term. Adept is required to meet certain restrictive covenants, which require, among other things, Adept to maintain positive earnings before income taxes, depreciation and amortization on a trailing four-quarter basis. However, this financial covenant applies only if Adept's unrestricted cash and cash equivalents plus excess revolving loan availability under the revolving line of credit falls below $7.5 million at the end of any fiscal quarter. To date, Adept has had no outstanding borrowings under this revolving line of credit.

7.       Restructuring Charges

During the nine months ended March 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept completed its restructuring plan during the third quarter of fiscal 2002, and has recorded restructuring charges of $17.7 million for the nine months ended March 30, 2002, related to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities. Of the $17.7 million restructuring charge, Adept recorded $5.3 million in the three months ended March 30, 2002 and $12.4 million in the three months ended September 30, 2001.

The restructuring charges include employee severance costs, lease termination costs and asset impairment charges (Note 4) and are as follows:

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                    Amounts       Amounts       Amounts
                                                   Utilized      Utilized      Utilized
                                                   Q1 Fiscal     Q2 Fiscal     Q3 Fiscal      Balance
                                                   ---------    ----------    ----------     March 30,
            (in thousands)            Charges        2002          2002          2002          2002
                                      -------      -------       -------       -------       -------
Employee severance costs..........    $ 1,692      $   555       $   370       $   187       $   580
Lease termination costs...........      6,800          186            94         2,909         3,611
Asset impairment charges..........      9,167        5,601            --         3,472            94
                                      -------      -------       -------       -------       -------
  Total ..........................    $17,659      $ 6,342       $   464       $ 6,568       $ 4,285
                                      =======      =======       =======       =======       =======

Employee severance costs of $1.7 million represent a reduction of approximately 180 employees in most functional areas across all three of the reportable business segments. Lease termination costs of $6.8 million result from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. Asset impairment charges of $9.2 million result from the exiting of certain non-strategic product lines of $6.6 million and goodwill write-off of $2.6 million related to the closing of the Adept's Tucson, Arizona manufacturing facility in March 2002. The restructuring charge recorded during the three months ended March 30, 2002 relates primarily to the closing of the Tucson, Arizona manufacturing facility and reduction of manufacturing capacity in Europe. On March 30, 2002, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements.

8.       Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock. The Preferred Stock may be converted into shares of Adept's Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event by Adept, or an event of default, such as bankruptcy, or the reporting of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept.

Adept has the right, but not the obligation at any time, to redeem shares of Series A Preferred which, if converted, would result in the issuance of shares of common stock equal to 20% or more of the outstanding voting stock of Adept at a price equal to the sum of the initial Preferred Stock Price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of the Adept's common stock. Since such a change may be outside of management's control and would trigger the redemption of the preferred stock, the Preferred Stock are

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In the three months ended March 30, 2002, Adept committed to the first of five quarterly expenditures of $1.0 million, which are being made pursuant to the joint development agreement with the accredited investor.

9.       Income Taxes

Adept typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. In the third quarter of fiscal 2002, Adept recorded a tax benefit of $3.0 million attributable to a tax refund from recent tax law changes allowing for the carry back of its net operating loss from the year ended June 30, 2001. Additionally, Adept recorded a provision of $0.2 million related to the operations of its French subsidiary, resulting in a net benefit of $2.8 million for the nine months ended March 30, 2002.

10.      Goodwill and Intangible Assets

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

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. Adept has implemented SFAS 142 during the first quarter of fiscal 2002. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption and any impairment loss recognized when adopting SFAS 142 is to be reflected as the cumulative effect of a change in accounting principle. Adept completed the measurement of the impairment loss in the third quarter of fiscal 2002 and has determined the amount of the impairment loss to be $10.0 million. This impairment is the result of adopting a fair value approach using the discounted cash flow method. The transitional impairment loss is a one-time non-cash charge and will not have an effect on Adept's businesses.

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the three and nine months ended March 30, 2002 and March 31, 2001 adjusted for the non-amortization provisions of SFAS 142.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



                                                              Three months ended              Nine months ended
                                                          ----------------------------------------------------------
                   (in thousands)                           March 30,    March 31,         March 30,       March 31,
                                                              2002         2001              2002            2001
                                                              ----         ----              ----            ----
Net loss before cumulative effect of change
   in accounting principle .................               $ (9,949)      $(11,699)       $(37,919)       $(14,878)
Add back goodwill amortization .............                     --          1,684              --           4,856
                                                           ---------      ---------       ---------       ---------
Adjusted net income ........................               $ (9,949)      $(10,015)       $(37,919)       $(10,022)
Cumulative effect of change in accounting
   principle ...............................                 (9,973)            --          (9,973)             --
                                                           ---------      ---------       ---------       ---------
Net loss after cumulative effect of change
   in accounting principle .................               $(19,922)      $(10,015)       $(47,892)       $(10,022)

Weighted average shares outstanding:
   Basic ...................................                 13,829         11,795          13,648          11,147
                                                           =========      =========       =========       =========
   Diluted .................................                 13,829         11,795          13,648          11,147
                                                           =========      =========       =========       =========

Basic and diluted earnings per common share:
Reported loss before cumulative effect of
  change in accounting principle ...........               $  (0.72)      $  (0.99)       $  (2.78)       $  (1.33
Add back goodwill amortization .............                     --           0.14              --            0.43
                                                           ---------      ---------       ---------       ---------
Adjusted loss before cumulative effect of
  change in accounting principle ...........               $  (0.72) $       (0.85)       $  (2.78)       $  (0.90
Cumulative effect of change in accounting ..
   principle ...............................                  (0.72)            --           (0.73)             --
                                                           ---------      ---------       ---------       ---------
Adjusted net loss ..........................               $  (1.44)      $  (0.85)       $  (3.51)       $  (0.90)
                                                           =========      =========       =========       =========

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to our intangible assets subject to amortization.

Acquired Intangible Assets

  (in thousands)                                    As of March 30, 2002
                                       -----------------------------------------------
                                        Gross Carrying    Accumulated    Net Carrying
  Amortized intangible assets               Amount        Amortization      Amount
  ---------------------------               ------        ------------      ------
     Developed technology                 $    1,751      $     (683)    $     1,068
     Non-compete agreements                      380            (174)            206
                                         -----------     ------------    -----------
        Total                             $    2,131      $     (857)    $     1,274
                                         ===========     ============    ===========

The aggregate amortization expense for the nine months ended March 30, 2002 totaled $575,000 and the estimated amortization expense for the next five years are as follows:

        (in thousands)                                          Amount
                                                            --------------
        Estimated amortization expense
          For fourth fiscal quarter ended 2002               $   150
          For fiscal year ended 2003                             565
          For fiscal year ended 2004                             487
          For fiscal year ended 2005                              72
          For fiscal year ended 2006                              --

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


Goodwill

Consistent with the guidance of SFAS 142, Adept has chosen to apply the income approach as its primary indicator of value. Adept has also utilized the market approach to confirm the reasonableness of the value indicated by the income approach. The specific methodologies employed included the discounted cash flow method and the comparable company approach. Based on the two-step impairment analysis, the fair values of the goodwill of the Nanomotion and HexaVision reporting units, both of which fall in the AMH segment, are less than their respective carrying values. Accordingly, there is evidence of goodwill impairment in both reporting units. Additionally, the closing of the Tucson, Arizona manufacturing facility resulted in a goodwill write-off of $2.5 million for Pensar. The changes in the carrying amount of goodwill for the nine months ended March 30, 2002 are as follows:

(in thousands)                      Nanomotion       Hexavision          Pensar            CHAD            Totals
--------------                      ----------       ----------          ------            ----            ------
Balance at June 30, 2001             $     8,542      $     3,599     $     2,455     $        --      $    14,596
Changes in goodwill                          125            1,854              --           9,080           11,059

Impairment losses                         (8,667)          (1,306)             --              --           (9,973)
Goodwill write-off related
   to sale of business unit                   --               --          (2,455)             --           (2,455)
                                     -----------      -----------     -----------     -----------      -----------
Balance at March 30, 2002            $        --      $    (4,147)    $        --           9,080      $    13,227
                                     ===========      ===========     ===========     ===========      ===========


11.      Impact of Recently Issued Accounting Standards

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

The  SILMA  Software   ("SILMA")   operations  segment  provides  3-D  graphical
simulation tools for assembly process design, simulation and analysis, and the core software that supports that process.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


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

                                                     Three months ended              Nine months ended
                                               ---------------------------     ----------------------------
                                                 March 30,      March 31,       March 30,       March 31,
               (in thousands)                      2002            2001           2002             2001
                                               -----------     -----------     -----------      -----------
 Revenue:
 Assembly and Material Handling
    Operations............................     $   12,633      $   18,923      $   36,008      $   62,768
 Semiconductor operations.................            502           3,454           2,391           12,396
 SILMA Software operations................          1,453           1,536           4,005            4,404
                                               -----------     -----------     -----------      -----------
 Total revenue............................     $   14,588      $   23,913      $   42,404       $   79,568
                                               ===========     ===========     ===========      ===========

 Operating income (loss):
 Assembly and Material Handling
    Operations............................     $      744      $    1,887      $    2,281      $   11,919
 Semiconductor operations.................           (115)            305          (2,237)           2,419
 SILMA Software operations................           (904)           (129)           (507)            (434)
                                               -----------     -----------     -----------      -----------
 Segment profit...........................           (275)          2,063            (463)          13,904
 Unallocated research, development
    and engineering and selling,
    general and administrative............         (7,193)         (7,022)        (22,351)         (19,354)
 Amortization of goodwill and other
    Intangibles...........................           (215)         (2,077)           (575)          (5,020)
 Restructuring charges....................         (5,324)             --         (17,660)              --
 Cumulative effect of change in
   accounting principle...................         (9,973)             --          (9,973)              --
 Interest income..........................            124             203             346              466
 Interest expense.........................             (1)            (38)             (4)             (46)
                                               -----------     -----------     -----------      -----------
 Loss before income taxes.................     $  (22,857)     $   (6,871)     $  (50,680)      $  (10,050)
                                               ===========     ===========     ===========      ===========

13.      Comprehensive Loss

For the three and nine months ended March 30, 2002 and March 31, 2001, there were no significant differences between Adept's comprehensive loss and its net loss.

14.      Subsequent Event

On May 9, 2002, Adept announced its completion of the sale of certain assets related to the Cimstation Inspection portion of its Silma business to a wholly owned subsidiary of Metrologic Group SA for the

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


purchase price of $2.0 million cash, payable at closing, and additional contingent consideration based upon future events and results of operations over the next 12 months. Adept has retained, and will continue to develop, market and utilize the products and intellectual property of the Silma business that apply to precision parts assembly and facilitate designing for automation, Adept Digital Workcell and Production Pilot.

                             ADEPT TECHNOLOGY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended March 30, 2002. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 30, 2002. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

                             ADEPT TECHNOLOGY, INC.


Critical Accounting Policies

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

          o    use of estimates;
          o    revenue recognition;
          o    allowance for doubtful accounts;
          o    inventories;
          o    warranty reserve;
          o    goodwill and other intangible assets;
          o    investments; and
          o    deferred tax valuation allowance.

Use of Estimates. Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation cost associated with long term commitments, investments, intangible assets, income taxes, restructuring, service contracts and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements and it is possible that such changes could occur in the near term.

Revenue Recognition. We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, we recognize the revenue as the invoice becomes due. In addition, any product shipped with a right of return for cash will be deferred until such time that the right of return has expired.

We recognize software revenue, primarily related to its simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a Final Product Acceptance (FPA) form.

Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work.

                             ADEPT TECHNOLOGY, INC.


For long-term, fixed contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Deferred revenue primarily relates to software support contracts sold. The term of the software support contract is generally one year, and Adept recognizes the associated revenue on a pro rata basis over the life of the contract, or if there are milestone payments, upon milestone achievement.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral for our customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of demand requirements, product lifecycle and product development plans, and quality issues. We write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including activity monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Goodwill and Other Intangible Assets. The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over three to four years. Other intangible assets primarily represent developed technology and covenants not to compete. The recoverability of goodwill and other intangible assets has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. We implemented SFAS 142 during the first quarter of fiscal 2002. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption and any impairment loss recognized when adopting SFAS 142 is to be reflected as the cumulative effect of a change in accounting principle. We completed the measurement of the impairment loss in the third quarter of fiscal 2002 and have determined the amount of the impairment loss to be $10.0 million. We will update our impairment as necessary during the quarter ended June 30, 2002.

Investments. We hold equity securities in companies having operations or technology in areas within our strategic focus. We generally maintain a less than 20% ownership in these investees and account for the investments on a cost basis. We record an investment impairment charge when we believe an investment has

                             ADEPT TECHNOLOGY, INC.


experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the value of the investments.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce deferred tax assets to the amount that is most likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset to increase the income in the period such determination would be made. Likewise, should we have a net deferred tax asset and determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period that such determination was made.

Results of Operations

Three and Nine Month Periods Ended March 30, 2002 and March 31, 2001.

Net revenues. Our net revenues decreased by 39.0% to $14.6 million for the three months ended March 30, 2002 from $23.9 million for the three months ended March 31, 2001. Our net revenues decreased by 46.7% to $42.4 million for the nine months ended March 30, 2002 from $79.6 million for the nine months ended March 31, 2001. The overall market environment continues to be challenging and as a result our revenues are down from the same period a year ago. The decrease was primarily in the telecommunications, semiconductor and fiber optics markets.

Our domestic sales totaled $5.5 million and $18.0 million for the three and nine months ended March 30, 2002, compared with $19.2 million and $35.3 million for the three and nine months ended March 31, 2001, a decrease of 66.1% and 64.9%, respectively. The decline in domestic sales was attributable to an overall decrease across all of the markets we serve. Domestic revenues represented 38% of total revenues compared to historical levels of 50% to 60%.

Our international sales totaled $9.1 million and $15.4 million for the three and nine months ended March 30, 2002, compared with $8.8 million and $20.4 million for the three and nine months ended March 31, 2001, a decrease of 10.2% and 24.5%, respectively. Generally, sales to the European markets have not decreased as broadly as the domestic markets; however, we have experienced declining sales to the semiconductor and OEM markets as well as pricing pressures as competitors seek to maintain market share. International sales represented 62% of total revenue for the quarter ended March 30, 2002.

Gross margin. Gross margin as a percentage of net revenue was 32.4% for the three months ended March 30, 2002 compared to 39.8% for the three months ended March 31, 2001. Gross margin as a percentage of net revenue was 34.5% for the nine months ended March 30, 2002 compared to 44.1% for the nine months ended March 31, 2001. We continued to experience excess fixed capacity and lower margins from lower volumes. These factors combined to produce an unfavorable manufacturing variance resulting in lower margins as compared to the same quarter a year ago. In addition, during the quarter ended March 30, 2002, we experienced an uncharacteristic shift in product revenues from North America to Europe where we tend to have slightly lower margins.

Operating Expenses. Because of the rapid decline in purchases by the markets we serve, we have reduced our operating cost structure. As a result, our research and development and selling, general and administrative expenses for the quarter ended March 30, 2002 are 15.7% lower than the quarter ended March 31, 2001. Total operating expenses for the quarter were $17.7 million as compared to $16.6 million in the same quarter ended March 31, 2001. The March 30, 2002 operating expenses include the first of five quarterly expenditures of $1.0 million, which were made pursuant to the joint development agreement with JDS Uniphase Corporation, as well as $5.3 million of non-cash restructuring charges. Without the $1.0 million commitment to JDS Uniphase, research and development and selling, general and administrative expenses are 22.6% lower than the

                             ADEPT TECHNOLOGY, INC.


same quarter a year ago. However, we have retained enough operational capacity to take advantage of any upward momentum in the markets we serve.

Research, Development and Engineering Expenses. Research, development and engineering expenses declined on an absolute basis, but increased as a percentage of net revenues. Research, development and engineering expenses decreased by 3.0% to $5.0 million, or 34.3% of net revenues, for the three months ended March 30, 2002 from $5.2 million, or 21.7% of net revenues, for the three months ended March 31, 2001. R&D increased by 2.5% to $15.4 million, or 36.4% of net revenues, for the nine months ended March 30, 2002 from $15.0 million, or 18.9% of net revenues, for the nine months ended March 31, 2001. The expense for the quarter ended March 30, 2002 includes the first of five quarterly expenditures of $1.0 million, which are part of joint development commitments with JDS Uniphase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined on an absolute basis, but increased as a percentage of net revenues during the three and nine months ended March 30, 2002. Selling, general and administrative expenses decreased 22.6% to $7.2 million, or 49.3% of net revenues, for the three months ended March 30, 2002, as compared with $9.3 million, or 38.8% of net revenues, for the three months ended March 31, 2001. Selling, general and administrative expenses decreased 8.5% to $22.0 million, or 52.0% of net revenues, for the nine months ended March 30, 2002, as compared with $25.5 million, or 32.0% of net revenues, for the nine months ended March 31, 2001. The decrease in the nine months ended March 30, 2002 as compared to the same period a year ago, was primarily due to cost reductions implemented during the first six months of fiscal 2002. These reductions included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of non-strategic assets.

Restructuring Charge. We recorded $5.3 million of non-cash restructuring charges for the three months ended March 30, 2002. The non-cash restructuring charges relate to excess capacity of manufacturing facilities including $3.0 million for U.S. operations and $2.3 million for Europe. The charges are part of management's continuing efforts to align capacity needs with the company's business outlook. For the nine months ended March 30, 2002 we recorded restructuring charges of $17.7 million. We completed our restructuring as planned during the third quarter of fiscal 2002.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $0.2 million and $0.6 million in amortization of other intangibles for the three and nine months ended March 30, 2002, respectively, as compared to non-cash expenses of $2.1 million and $5.0 million due to the amortization of goodwill and other intangibles relating to the acquisitions of HexaVision Technologies, Nanomotion and Pensar-Tucson for the three and nine months ended March 31, 2001, respectively. Effective July 1, 2001, we no longer amortize goodwill in accordance with Statement of Financial Accounting Standards No. 142. Additionally, the acquisition of CHAD on October 9, 2001 was completed after our adoption of SFAS 142. As such, the goodwill recorded for the acquisition of CHAD is not amortized, but will be subject to annual impairment tests as required by SFAS 142.

Interest Income, Net. Interest income, net for the three and nine months ended March 30, 2002 was $124,000 and $346,000, respectively, as compared to $165,000 and $420,000 for the three and nine months ended March 31, 2001, respectively. The decrease was due to a combination of lower interest rates and a lower average cash balance attributable to our decreased revenues.

Provision for Income Taxes. Our effective tax rate was (0.13%) for the three months ended March 30, 2002 and (0.06%) for the nine months ended March 30, 2002. For the three months ended March 30, 2002, the tax benefit recorded was attributable to a $3.0 million tax refund resulting from the carry back of our net operating loss from the year ended June 30, 2001. This refund opportunity arose as a result of a recent change in applicable law enacted on March 9, 2002, which extended the carry back period from three to five tax years. We expect to be in a loss position for purposes of U.S. federal and state income taxes for the tax year ending June 30, 2002. Additionally, we recorded a foreign tax provision for our French subsidiary due to our estimate of their taxable income position. For the three months

                             ADEPT TECHNOLOGY, INC.

ended March 30, 2002, the effective tax rate without regard to the tax benefit was based on the estimates of the annual effective tax rate. For the three months ended March 31, 2001, we recorded a provision for income taxes of $4.4 million to increase our valuation allowance to fully offset the net deferred tax assets. As a result, the tax provision for the nine months ended March 31, 2001 totaled $4.8 million.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. During 2000, we began a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational expenses and revenues. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a gain of $14,000 and a loss of $466,000 for the three and nine months ended March 30, 2002, respectively, compared to losses of $457,000 and $14,000 for the three and nine months ended March 31, 2001, respectively.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of March 30, 2002, we had working capital of approximately $32.0 million, including $22.6 million in cash and cash equivalents.

Cash and cash equivalents decreased $2.2 million for the nine months ended March 30, 2002. Net cash used in operating activities of $16.3 million was primarily attributable to the net loss adjusted by goodwill impairment charges, restructuring charges and decreased accounts receivable. A goodwill impairment charge of $10.0 million was assessed in accordance with the adoption of SFAS
142. The restructuring charges included $4.3 million in severance and lease termination accruals and $9.2 million in asset impairment charges. Additionally, increased collections resulted in a decrease of accounts receivable of $8.9 million, which was partially offset by decreased accounts payable of $3.1 million, decrease in other accrued liabilities of $2.0 million and decrease in other current assets of $1.8 million. Cash used in investing activities during the quarter was $13.4 million, of which $9.9 million was attributable to the purchase price of CHAD Industries. Additionally, an increase in purchases of short-term investments of $20.9 million was partially offset by sales of short-term investments of $17.6 million. Net cash provided by financing activities of $27.5 million is attributable to $25.0 million in proceeds received from the issuance of redeemable preferred stock (See Note 8 to condensed consolidated financial statements) and $2.5 million in proceeds from common stock issued related to the acquisition of CHAD Industries and from our employee stock incentive plan.

We currently anticipate net capital expenditures of approximately $100,000 for the remainder of fiscal 2002.

On April 9, 2001, we entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of our eligible
domestic   accounts   receivables,   plus  90%  of  eligible   foreign  accounts
receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. The agreements have an initial term of three years with automatic renewals on identical terms thereafter unless terminated by either party within 60 days of the end of then current term. We are required to meet certain restrictive covenants, which require, among other things, us to maintain positive earnings before income taxes, depreciation and amortization on a trailing four-quarter basis. However, this financial covenant applies only if Adept's unrestricted cash and cash equivalents plus excess revolving loan availability under the revolving line of credit falls below $7.5 million at the end of any fiscal quarter. To date, we have had no outstanding borrowings under this revolving line of credit.

On October 29, 2001, we completed a private placement with an accredited investor of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively

                             ADEPT TECHNOLOGY, INC.


(the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event by Adept, or an event of default, such as bankruptcy, or the reporting of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities.

We have the right, but not the obligation at any time, to redeem shares of the Series A Preferred which, if converted, would result in the issuance of shares of common stock equal to 20% or more of the outstanding voting stock of Adept at a price equal to the sum of the initial Preferred Stock Price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of our common stock. Since such a change may be outside of management's control and would trigger the redemption of the preferred stock, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet

In the three months ended March 30, 2002, Adept committed to the first of five quarterly expenditures of $1.0 million, which are made pursuant to the joint development agreement with the accredited investor.

Acquisitions

On October 9, 2001,  we  completed  the  acquisition  of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD is our latest step in our photonics automation strategy. We are in the process of leveraging CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in phonics automation. In addition, we plan to support and grow CHAD's line of odd-form component assembly machines. We acquired 100 percent of the outstanding common shares of CHAD. The results of CHAD's operations have been included in our consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $0.2 million in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept stock over the period of 5 trading days prior to June 27, 2001, the date of entry into the CHAD acquisition agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, we agreed to make payments and potential stock issuances over a period of three years after the closing date, totaling approximately $0.7 million to certain specified employees of CHAD which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

New Accounting Pronouncements.

In  June  2001,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Statements of Financial Accounting

                             ADEPT TECHNOLOGY, INC.


standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We have adopted SFAS 141, and this Statement did not have a material effect on our financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets with finite lives will be amortized over those useful lives. We have implemented SFAS 142 during the first quarter of fiscal 2002. Goodwill recorded from our acquisition of CHAD (see Note 3) will not be amortized, in accordance with Statement 142. We completed the measurement of the impairment loss in the third quarter of 2002 and have determined the amount of the impairment loss to be $10.0 million

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, or July 1, 2002 for Adept. SFAS 144 provides a single accounting model for, and supersedes previous guidance on accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an asset held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a significant impact on our financial statements.


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

Our operating results may also be affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001, and the first three quarters of fiscal 2002 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communications manufacturers. In addition, we have experienced reduced demand during the last four quarters in our base industries, especially the semiconductor industry, as OEMs reduced inventories as they adjusted their businesses from a period of high growth to moderate growth. We cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor industry will occur.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronics, wireless communications, semiconductor, appliances, pharmaceutical, food processing or automotive components industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in most of the industries we serve, especially in the electronics and semiconductor industries. We expect this reduced demand to adversely affect our revenues for fiscal 2002. During the third and fourth quarter of fiscal 2001, and the first three quarters of fiscal 2002, Adept received fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

We sell some of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

Backlog should not be relied on as a measure of anticipated activity or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in the second half of fiscal 2001 and the first three quarters of fiscal 2002, compared to prior periods, and this increase may continue. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

Because we do not have long-term contracts with our customers, they may cease purchasing our products at any time.

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


We charge a fixed price for certain of our products, including the products that we added as a result of our acquisition of Pensar. If the costs we incur in completing a customer order for these products exceed our expectations, we generally cannot pass those costs on to our customer.

We have significant fixed costs which are not easily reduced during a downturn.

While we have reduced our absolute amount of expenses in several areas of our operations, we continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, which could also cause fluctuations in our operating results.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.



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

International sales were $9.1 million and $24.4 million for the three and nine months ended March 30, 2002, $36.4 million for the fiscal year ended June 30, 2001, and $44.9 million for the fiscal year ended June 30, 2000. . This represented 48.5%, 57.6%, 36.3%, and 45.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, that damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us, and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

We compete with a number of robot companies, motion control companies, machine vision companies, simulation software companies and other photonics companies. Many of our competitors have substantially greater financial, technical and marketing resources than us. In addition, we may in the future face competition from new entrants in one or more of our markets.

Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers.

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


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

                             ADEPT TECHNOLOGY, INC.


liabilities, including joint and several liability under certain statutes. The imposition of liabilities of this kind could harm our financial condition.


Failure to obtain export licenses could harm our business.

We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying, or failure to comply, with these regulations could harm our business, financial condition and results of operations.

Risks Related to our Stock

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. Between March 31, 2001 and March 30, 2002, the sales price of our common shares, as reported on the Nasdaq National Market, has ranged from a low of $2.18 to a high of $13.35. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

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

                             ADEPT TECHNOLOGY, INC.


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

                                                                                        Fair
(in thousands)                            2002       2003      2004         Total       Value
--------------                            ----       ----      ----         -----       -----
Cash equivalents
 Fixed rate......................     $  16,468       --         --      $  16,468    $  16,468
 Average rate....................         1.82%       --         --          1.82%

 Auction rate securities
 Fixed rate......................     $   6,175       --         --      $   6,175    $   6,175
 Average rate....................         2.01%       --         --          2.01%

    Total Investment Securities.      $  22,643       --         --      $  22,643    $  22,463
                                      ---------   ---------  ---------   ---------    ---------
 Average rate....................         1.87%       --         --          1.87%

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

None.

b) Reports on Form 8-K.

On January 25, 2002, a Form 8-K was filed by Adept announcing its financial results for its second fiscal quarter ended December 29, 2001.

On March 15, 2002, a Form 8-K was filed by Adept to reaffirm guidance regarding its business outlook for the third quarter of fiscal 2002 and to announce further cost cutting measures

On April 26, 2002, a Form 8-K was filed by Adept announcing its financial results for its third fiscal quarter ended March 30, 2002.

On May 9, 2002, a Form 8-K was filed by Adept announcing its completion of the sale of its assets of the Cimstation Inspection business.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002                        ADEPT TECHNOLOGY, INC.


                                          By: /s/ Michael W. Overby
                                          -------------------------------------
                                          Michael W. Overby
                                          Vice President, Finance and
                                          Chief Financial Officer