Form 10-K
period 2002-06-30
ADEPT TECHNOLOGY INC
filed 2002-09-25
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on September 9, 2002 as reported on the Nasdaq National Market, was approximately $7,417,948. Shares of common stock held by each officer and director and by each person who controls 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 9, 2002, registrant had 14,780,720 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting to be held on November 15, 2002 are incorporated by reference into Part III hereof.

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled "Business," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

      o the current economic environment affecting us and the markets we serve;

      o     sources  of  revenues  and  anticipated   revenues,   including  the
            contribution from the growth of new products and markets;

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

      o plans for future products and services and for enhancements of existing products and services; and

      o     our intellectual property.

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading "Factors Affecting Future Operating Results." Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms " Adept," "we," "us," and "our" refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 167 trademarks of which 14 are registered trademarks, some of which include the Adept Technology logo, HexSight, MetaControls, and FireBlox.

ITEM 1. BUSINESS

Our Company

We provide intelligent production automation solutions to our customers in many industries including the food, communications, automotive, appliance, semiconductor, photonics, and life sciences industries. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our
customer's  increasingly  complex  manufacturing  requirements.   We  offer
our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Other benefits of our RDA solution include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. We intend to continue to enhance our RDA capabilities by providing differentiated, value added integrated systems to further penetrate selected emerging markets. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. We have recently introduced new systems products, including our 1394 FireWire based distributed control architecture. As a result of our introduction and marketing of these new systems, sales of systems may increase relative to our component sales in future periods, causing a change in the nature and composition of our revenues over time. Also, international sales comprise approximately 40% to 60% of our total revenues for any given quarter.

We market and sell our products worldwide through more than 250 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the food, communications, electronics, automotive, appliance, semiconductor, photonics and life sciences industries. Due to a worldwide slowdown in the communications, consumer electronics, semiconductor and precision assembly markets, our net revenues have been at extremely low levels during this fiscal year compared to previous years.

We were incorporated in California in 1983. Our principal executive offices are located at 150 Rose Orchard Way, San Jose, California 95134. Our telephone number at that address is (408) 432-0888.

Recent Developments

On October 29, 2001, we entered into an automation alliance for optical component and module manufacturing with JDS Uniphase Corporation. This alliance enabled Adept to be JDS Uniphase's development partner for optical automation processes and solutions, and JDS Uniphase made an investment of $25.0 million in Adept redeemable convertible preferred stock as described under the heading "Liquidity and Capital Resources."

In response to the current market environment, we implemented a worldwide restructuring program during fiscal 2002, which was implemented in several phases, to realign our businesses to the changes in our industry and decreases in capital spending throughout the industries we serve. In connection with this program, we took actions including: restructuring of non-strategic business assets; idling of leased facilities; and workforce reductions and compensation adjustments. From the beginning of the first quarter through the end of the third quarter, we recorded $17.7 million in restructuring charges. The charges consist of $9.2 million in restructuring of non-strategic business assets, $6.8 million in costs for the consolidation of excess facilities, and $1.7 million in workforce reduction and compensation costs. In response to continued weakness in demand, we announced in July, a restructuring for the first quarter of fiscal 2003. Adept intends to reduce its global workforce by 24% in the first quarter of fiscal 2003 and implement other cost saving measures to reduce operating expenses.

In August 2002 we acquired Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications making use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. Under the terms of the agreement, we will issue 730,000 shares of our common stock to the shareholders of Meta. Additionally, a shareholder of Meta and certain of its affiliates will receive discounts and royalties based on certain product shipments through August 2008 in consideration for its shares of Meta stock. We do not believe this acquisition will have a material effect on our results of operation or financial condition. See "Liquidity and Capital Resources" and Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description.

In September 2002, we engaged Broadview International, an investment bank, to assist us in evaluating our current business and strategic focus as well as to assess possible partners that would be synergistic when combined with Adept.

PRODUCTS AND TECHNOLOGY COMPRISING RAPID DEPLOYMENT AUTOMATION

Overview

Our vision of making automation easy to install is called Rapid Deployment Automation, or RDA. We have developed a product strategy to enable RDA. This product strategy includes simulation tools to help design automation systems, application software packages that contain automation process knowledge, very powerful software and hardware for real-time distributed motion control and integrated sensing, and a family of mechanisms that address different applications.

                                [GRAPHIC OMITTED]

RDA SYSTEM DESIGN

Production PILOT

Adept employs simulation tools to help system integrators and end users to both design automation systems and evaluate product designs for ease of manufacture. Adept's simulation products allow machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically; and the mathematics necessary to animate them, known as kinematic models, are generated automatically. Dynamics of mechanisms can also be modeled, which enables machine cycle times to be accurately predicted. Adept's simulation products can either create new computer aided design (CAD) geometry for simulations, import CAD models from standard libraries of machines and peripheral devices, or import models directly from common CAD systems.

Adept Digital Workcell

Adept Digital Workcell allows engineers to program a workcell with actual production software without the physical robot or cell hardware. Adept Digital Workcell increases productivity by allowing the user to anticipate cycle times, logic errors, location errors, collision errors and motor overload errors far earlier in the development process. In addition, Adept Digital Workcell allows users to quickly generate alternative conceptual layouts and cycle time estimates for project proposals.

RDA PROCESS KNOWLEDGE

Adept Assembly Information Manager (AIM)

Assembly  Information  Manager,  or AIM software,  simplifies  the  integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users, even those lacking advanced programming expertise to use this embedded knowledge to accomplish a specific task.

AIM simplifies the implementation of intelligent automation workcells by combining a point and click graphical user interface with an icon-based programming method that does not require advanced computer programming skills. This method combines task-level statements with a high performance, real-time database and a structure for representing process knowledge.

The AIM task level statements allow the developer to specify at a very high level what operations the workcell is to perform, such as "insert a component into a socket using vision to correct for irregularities." This command is automatically coupled with data contained in the real-time database that specifies the physical aspects of the workcell, such as the location of a part. The information contained in the databases can be created or downloaded from a computer or simulation system at any time. Finally, the AIM system automatically invokes the routines that contain the process knowledge and dictate how the specified operation will be performed. In this way, an AIM workcell can be programmed by a person who understands as few as ten process actions rather than hundreds of programming instructions or thousands of lines of conventional software code.

We sell several application specific versions of AIM, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, and VisionWare, which simplifies the use of vision in both guidance and inspection applications, as well as other packages which address dispensing, packaging, flexible part feeding, semiconductor wafer handling and precision photonics bonding operations. In addition, end users and system integrators, many of whom have developed their own AIM application-specific packages, can add process knowledge. AIM can be accessed via the Windows 98, 2000, NT, and XP environments. AIM programs are written in the V+ language.

RDA REAL-TIME CONTROL

AdeptWindows

The AdeptWindows software application suite provides a PC user interface for Adept controllers plus additional capabilities that allow customers to effectively integrate their Microsoft Windows based PC with Adept's robots or AdeptVision systems. In addition to the PC user interface, the suite of programs includes an off-line program editor for creating robot and vision programs, a TFTP server for booting the controller over an ethernet network, and a DDE server that allows customers to communicate with other DDE-capable applications such as Microsoft Excel.

Adept DeskTop

The Adept DeskTop is a new Microsoft Windows application that provides an easy-to-use software development environment for Adept controllers and further enhances the ability to interface a PC to an Adept controller. The development environment is built on top of a library of ActiveX controls that can be accessed directly by C, C++, or Visual Basic PC applications to monitor and control an Adept robot, motion control, or vision system in real time.

Adept AWC Controllers

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

Our AWC controller offers plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using Windows 98, NT, 2000, and XP operating systems. This open architecture product allows customers to combine the features of our AIM and V+ software products with other personal computer-based software products using industry standard software tools such as Active X, Visual Basic, and Visual C++. Finally, all of our controller products support the same Windows based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

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

Distributed Control Architecture

Adept invested heavily in developing an industrially robust network technology. We have implemented Adept SmartServo(TM), a digital servo network for our robot and motion control products. Adept SmartServo is based on the IEEE-1394 standard, also known as FireWire(R). Initial products were introduced in 1999, with the announcement of Adept SmartModules. The product line has since grown to include a family of controllers, amplifiers, motors and SmartServo enabled mechanisms that replace most of the traditional control and power electronics architecture with a digital servo network.

The impact to the product line has been sweeping. The traditional panel mounted power amplifiers and their attendant rack chassis and power supply, have been replaced by SmartAmps. These self-contained single channel power amplifiers, with an on-board digital signal processor (DSP), are mounted directly on (or in) the mechanism. The Adept SmartServo architecture is a distributed processing network architecture, where the controller's CPU runs the trajectory planner, while the servo loop is closed in the SmartAmp. This processing scheme delivers high performance and flexibility, but also demands a highly deterministic time based network.

In traditional robot architecture, there are heavy multi-conductor cables and connections between the controller's motion control board and the power amps, and between the power amps and the robot mechanism. These cables and the traditional motion control / interface board are now replaced by the Adept SmartServo network and its twisted pair physical layer.

In addition, the Adept SmartServo digital servo network also becomes the means to add controller features. In a traditional architecture, the controller included expansion slots and their attendant power supply capacity, connectors, rack space and increased footprint. Now, additional features such as digital I/O, general purpose motion control and additional SmartServo mechanisms can be added by simply connecting the module directly to the network.

Adept SmartController

Our newest controller, the Adept SmartController is designed to work with the Adept SmartServo(TM) distributed servo control network. SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications. The Adept SmartController CS is the first member of a new family of high performance distributed motion and vision controllers. The SmartController's network control architecture leverages Adept's SmartAmp technology, which increases system scalability and modularity while dramatically reducing controller size and cabling up to 70% from Adept's industry leading MV controller family. The SmartController's distributed processing architecture improves performance by freeing up 30% more of the processor's resources. The Adept SmartController CS comes fully configured for standard applications that do not require vision or conveyor belt tracking. The Adept SmartController CX includes an expansion slot for AdeptVision sAVI together with additional communication ports, conveyor belt tracking support and more CPU capacity. All Adept SmartControllers feature several high-speed communication interfaces, including Fast Ethernet and SmartServo. SmartServo is Adept's new IEEE 1394-FireWire based communication interface, which is the backbone of Adept's new distributed controls architecture. All Adept SmartControllers offer known scalability and support for Adept's SmartServo compatible digital I/O and general motion expansion modules.

Adept V+

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

V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner, which compute the path of the robot's tool in real-time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports a variety of standard communication protocols. In addition, this software includes an operating system specifically designed for factory automation and robot control. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The V+ operating system also allows the installation of additional processors into the controller and automatically reassigns tasks to optimize overall system performance, providing a key scalability feature not found in other controllers. The primary development environment for V+ is Windows 98, NT, 2000 and XP based and allows the customer to utilize industry standard personal computers.

Adept Vision

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

AdeptVision features a unique tool for robot and machine guidance, the Adept ObjectFinder 2000. ObjectFinder quickly and robustly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees. Our vision servoing ability is critical for precision processes such as the assembly of electronic or fiber optic components. Our machine vision software can also measure part dimensions for inspection purposes. Machine vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be fixed in the workcell or attached to a robot.

We also offer HexSight, a shrink-wrapped library of machine vision software tools for OEMs and dedicated machine vision integrators. HexSight includes the ObjectFinder locator tool in addition to other general purpose image enhancement and analysis algorithms. These tools run directly in a PC environment and can be adapted to run in an OEM's custom software solution.

RDA MECHANICAL COMPONENTS

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

We also offer a family of linear modules called Adept SmartModules. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Adept SmartModules are powered by Adept SmartAmps, which utilize the industry standard IEEE 1394 FireWire protocol to combine motion control signals and input/output signals for transmission over a single high-speed cable. Adept SmartModules lowers costs and installation time increasing modularity and reducing the amount of software programming and cabling required in a workcell, or a robotic system that performs a specific automation function. SmartModules are also offered in single-axis standalone versions, which can operate without any additional controllers, saving cost and space for simple applications.

We also offer a line of semiconductor wafer handling robots. These wafer handling robots are supplied by Samsung Corporation. The AdeptVicron series is designed for semiconductor wafer handling applications and consists of two models: the AdeptVicron 300S (single arm) and 310D (dual arm) models, which handle up to 300mm wafers.

In 2001 we expanded our product line to include a family of 6 axis articulated mechanisms, which are manufactured for us by Yaskawa Corporation. The AdeptSix 300 is a tabletop robot well suited for precision assembly and material handling applications. The AdeptSix 600 is a larger floor mount robot for material handling and packaging applications.

High Precision Micro Positioners

Adept NanoStages are a series of advanced nanometer positioners for alignment applications in fiber optic assembly and other high precision applications. These devices increase the resolution of our mechanisms by a factor of 1000, from 25 microns for our standard robots to 25 nanometers for our standard micro positioners. To demonstrate the precision of the resolution for our micro positioners, the period at the end of the preceding sentence is approximately 225 microns, or 225,000 nanometers, in size. Our micro positioners are capable of resolutions nearly 9,000 times smaller than the size of that period. Unlike many micro positioners, which were developed for laboratory environments, these products are durable, rigid, production-ready devices intended for integration into continuous production factory environments. We offer various configurations of Adept NanoStages ranging from one to six axes of motion for disc drive assembly, semiconductor OEM applications, fiber optic component assembly, fiber alignment, and laser welding.

Programmable Parts Feeder

Part feeding has historically been accomplished by designing custom devices that could only accommodate a single part or class of parts. The Adept FlexFeeder 250 can be rapidly reconfigured through software to accommodate new products and a wide variety of parts ranging from simple rectangular objects to complex molded or machined parts, thus preserving the flexibility of the workcell or production line. The Adept FlexFeeder 250 integrates machine vision, software and motion control technology with a simple mechanical device for separating parts from bulk bins. The Adept FlexFeeder 250 recirculates the parts and separates them, relying on vision to identify individual parts.

RDA PRECISION SOLUTIONS

In response to end customer and system integrator needs, we now offer a growing family of process ready platforms for the semiconductor, electronics and photonics markets. These platform offerings include Flexible Front End and Wafer Loader systems for the semiconductor tool market, Adept NanoCell for the photonics assembly market, Adept ChadIQ for electronics assembly and Adept
NanoBonder EBS for epoxy bonding of photonics components. These platform offerings integrate all automation components on a single control architecture, with a unified graphical user interface. Typical systems include a material handling mechanism such as SmartModules or AdeptSix robot, AdeptWindows or Adept SmartController, AdeptVision, AIM software and an integrated PC user interface. Application specific components range from NanoStage positioner, semiconductor tool loadports, and additional control and network interfaces.

We offer semiconductor wafer handling solutions for both front-end and back-end process original equipment manufacturers, or OEMs. These offerings include both standard and customized products for contamination control including robotics for wafer handling and transport. The Adept Flexible Front End Systems and the Adept Wafer Loader Systems, including the Adept FFE 200 and the Adept FFE 300, combine wafer sorting and handling, wafer cassette load ports, wafer aligners and mappers, and wafer ID functions into one compact integrated system; reducing cycle times, process complexity and cost. Combining value-added wafer operations such as wafer orientation, optical character recognition, or OCR, sort and merge into a compact front-end system, eliminates the need for wafer sorters in the factory.

Our OEMs, system integrators and end users can quickly configure these standard platforms to add specific manufacturing processes. Platform products represent a further extension of our RDA strategy. For industries where high volumes of a similar basic machine are needed, an integrated platform eliminates the time and cost of designing equipment frames, assembling and validating control and mechanism products and developing and debugging generic control software.

Financial information regarding our three business segments is included in Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Customers

We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the food, communications, automotive, appliance, semiconductor, photonics, and life sciences industries. These companies use our products to perform a wide variety of functions in assembly, material handling and precision process applications, including mechanical assembly, printed circuit board assembly, dispensing and inspection. No customer accounted for more than 10% of our revenues in any of the past three years.

SALES, DISTRIBUTION AND MARKETING

Sales and Distribution

We market our products through system integrators, our direct sales force and OEMs.

System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 250 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe these relationships are generally mutually nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept's integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

Direct Sales Force. We employ a direct sales force which directs its sales efforts to end users to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force works closely with system integrators and OEMs to integrate our product line into their systems, provide sales leads to certain system integrators and obtain intelligent automation system quotes from system integrators for end users. As of June 30, 2002, our North American sales organization included approximately 19 employees. We have six North American sales and customer support offices located in San Jose, California; Southbury, Connecticut; Livermore, California; Charlotte, North Carolina; Cincinnati, Ohio; and Dallas, Texas. As of June 30, 2002, our international sales organization included approximately nine persons covering Europe, Singapore, and South Korea.

Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive system integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel, however we may in some cases form strategic alliances for certain potentially high volume market opportunities with greater benefits and restrictions to the customer than exist in system integrator arrangements.

OEMs. Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM's label to other resellers and end users. Unlike our system integrator channel, OEMs are responsible for all marketing, sales, customer support and maintaining the associated spare parts to service the end users of the product.

Marketing

Our marketing organization, which consisted of 22 employees as of June 30, 2002, supports our system integrators, direct sales force and OEM customers in a variety of ways. Our product management group works with end users, system integrators, corporate integrators and our sales engineers to continually gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. Our marketing programs group generates and qualifies new business through industry trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry periodicals. This marketing team is responsible for tracking customers and prospects through our marketing database. Our marketing group also publishes a document called the MV Partner catalog, which lists software and hardware components that we have certified as compatible with our product line. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, and we view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.

Services and Support

Our service and support organization, which consisted of approximately 76 full-time employees as of June 30, 2002, is designed to support our customers from the design of our automation line through ongoing support of the installed system. This organization includes approximately 16 consulting and application engineers/programmers based in a number of our sales and customer support offices in the U.S., Europe and Asia. This team is experienced in applying our product line to solve a wide array of application issues and operates toll-free telephone support lines to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

We also maintain a team of instructors, consisting of four individuals as of June 30, 2002, who develop training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

Our field service organization, which consisted of 16 persons as of June 30, 2002, maintains and repairs our products at the end user's facilities. Personnel based at our service centers also provide advice to customers on spare parts, product upgrades and preventative maintenance. In addition, we provide fee based service resources located inside some key customers' facilities when the amount of Adept product inside the customers production facility or the critical nature of the process warrants the expense of a full time service resource.

Backlog

Our product backlog at June 30, 2002 was approximately $6.0 million, as compared with approximately $10.5 million at June 30, 2001.

We experienced a significant decline in orders during fiscal year 2002, reflecting substantial excess manufacturing capacity across most of the industries we serve. In addition, our backlog has historically been booked late in the quarter and shipped primarily in the following quarter. Both the combination of a significant decline in activity due to our customers' excess capacity throughout the year and timing of bookings in the fourth quarter contributed to the change in backlog at June 30, 2002 as compared to June 30, 2001.

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

Research and Development

Our research and development efforts are focused on the design of intelligent automation products, which address the challenges of designing, implementing, installing, operating and modifying flexible automated production lines. We intend to focus our research and development efforts on the development of an integrated product line, which further implements our RDA approach and which reduces cost, enhances performance and improves ease of use.

We have devoted, and, despite our expense reductions in connection with our restructuring, intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2002, we had 100 persons engaged in research, development and engineering. Our research, development and engineering expenses were approximately $20.4 million for 2002, $22.7 million for 2001 and $14.6 million for 2000 and represented 35.8% of net revenues for 2002, 22.7% for 2001 and 14.7% for 2000.

Manufacturing

Our manufacturing activities include the selective assembly, testing and configuration of our products. We believe that by performing these operations, we can better ensure the quality and performance of our products. We outsource low value-added manufacturing operations, including standard and build-to-print fabricated parts such as machinery, sheet metal fabrication and assembled printed circuit boards. We also outsource some robot mechanism manufacturing to Hirata Corporation and Samsung Electronics Co., Ltd. The purchased robot mechanisms are tested to meet defined quality standards and then configured into complete products, which are tested again before shipment to the customer. This strategy enables us to leverage product development, manufacturing and management resources while retaining greater control over product delivery, final product configuration and the timing of new product introductions, all of which are critical to meeting customer expectations.

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

In February 2000, we were awarded ISO 9002 certification from TUV Rheinland of North America, Inc. The ISO 9000 series standards are internationally recognized quality management standards developed by the International Organization for Standardization (ISO). ISO 9002 registration focuses on quality system requirements for a company's production, delivery and servicing of products and services around the world.

Employees

At June 30, 2002, we had 398 employees worldwide. Of the total, 100 were in research and development, 80 in sales and marketing, 76 in service and support, 101 in operations, and 41 in finance and administration. In late July, 2002, we announced an expense reduction plan for the first quarter of fiscal year 2003 that includes a reduction in our global workforce by an additional 24% from fiscal 2002 year end levels.

Competition

The market for intelligent automation products is highly competitive. We compete with a number of robot companies, motion control companies, and machine vision companies. Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers.

Our principal competitors in the assembly robot and linear modules markets include subsidiaries of Japanese companies, including Fanuc Ltd, Epson Corporation, Yamaha Corporation, Denso Corporation and Intelligent Actuator. We also compete with a narrow group of European companies, principally Robert Bosch GmbH, and some divisions of Parker Hannifin. In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including Motoman, Kawasaki Robotics, Inc., Reis Robotics, Kuka Robotics, Staubli Corporation and ABB Group.

Competition for certain products in the semiconductor atmospheric wafer handling and contamination control markets comes from Brooks-PRI Automation and Asyst Technologies, Inc. Brooks has the largest installed base of Atmospheric robots, and Asyst is the leader in isolation technology and 200 millimeter and 300 millimeter load ports.

Our principal competitors in the market for motion control system include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from three major suppliers of motion control boards, Galil Motion Control, Inc., Motion Engineering, Inc. and Delta Tau Data Systems, Inc. OEM's and end users who engineer their own custom motion control systems purchase these motion control boards. In the machine vision market, our primary competition is from Cognex Corporation and DVT Corporation.

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

Intellectual Property

We primarily pursue patent, trademark and copyright protection for our technology and products. We currently hold 17 patents and six pending patent applications in the United States and three patents outside of the United States. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

ITEM 2. PROPERTIES

Our headquarters are located in a 92,000 square foot building we lease in San Jose, California. The lease expires in December 2003 and provides for lease payments of approximately $2.0 million in calendar year 2002 and $2.1 million in calendar year 2003. Our principal research and development and manufacturing facility is located in a 75,000 square foot building we lease in Livermore, California. The lease expires in 2011 and provides for lease payments of $1.4 million in calendar year 2003. Additionally, we were obligated to lease an additional 145,000 square foot facility located in Livermore, which commenced in March 2002 and provides for lease payments of $2.7 million in calendar year 2003. We lease a 12,000 square foot facility in Santa Barbara, California for our NanoMotion operations, which commenced on June 1, 2000. The lease expires in May 2005 and provides for lease payments of approximately $229,000 in calendar year 2003. We lease a 10,500 square foot facility in Quebec City, Canada for certain machine vision sales, research and development activities. The lease expires in 2009 and provides for lease payments of approximately $50,000 in 2003. We also lease facilities for sales and/or customer training in Southbury, Connecticut; Southfield, Michigan; Charlotte, North Carolina; Cincinnati, Ohio; Dallas, Texas; Massy, France; Dortmund and Munich, Germany; Arezzo, Italy; Kenilworth, United Kingdom; Seoul, South Korea; Singapore; and Cerdanyola, Spain.

In connection with our fiscal 2002 restructuring, we exited certain existing space in our headquarters in San Jose, California, an additional 10,417 square foot building adjacent to our headquarters in San Jose, California, a 4,449 square foot facility in Detroit, Michigan, and a 26,000 square foot facility in Livermore, California, all of which are under noncancellable lease agreements.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Adept has in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actions against us, we believe the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Adept's executive officers currently include:

      Name           Age                         Position
      ----           ---                         --------

Brian R. Carlisle    51      Chairman of the Board of Directors and Chief
                             Executive Officer
Bruce E. Shimano     53      Vice President, Research and Development, Secretary
                             and Director
Michael W. Overby    45      Vice President, Finance and Chief Financial Officer

Brian R. Carlisle has served as Adept's Chief Executive Officer and Chairman of the Board of Directors since he co-founded Adept in June 1983. From June 1980 to June 1983, he served as General Manager of the West Coast Division of Unimation, Inc., a manufacturer of industrial robots, where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received B.S. and M.S. degrees in Mechanical Engineering from Stanford University. Mr. Carlisle was President of the U.S. Robotic Industries Association for 3 years, served as General Chair in May 2000 for the IEEE International Conference on Robotics and Automation, is currently a member of the Board of Directors for the National Coalition for Manufacturing Sciences, and currently serves on the Board of the National Coalition for Advanced Manufacturing.

Bruce E. Shimano has served as our Vice President, Research and Development, Secretary and a director since he co-founded Adept in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from Stanford University.

Michael W. Overby has served as Adept's Vice President of Finance and Chief Financial Officer since March 2000. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller at Adept. Prior to joining Adept, Mr. Overby was the financial executive for Digital Generation Systems, Inc., a leading provider of digital distribution services to the broadcast advertising industry. From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Inprise Corporation, formerly Borland, a public software company. Mr. Overby holds a B.S. in Business Administration from California Polytechnic State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Stock and Related Shareholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol "ADTK". The following table reflects the range of high and low sale prices as reported on the Nasdaq National Market for the quarters identified below:

                                                               Three Months Ended
              Jun. 30,       Mar. 30,        Dec. 29,       Sep. 29,        Jun. 30,       Mar. 31,       Dec. 31,        Sep. 30,
                2002           2002            2001           2001            2001           2001           2000            2000
                ----           ----            ----           ----            ----           ----           ----            ----
High          $ 3.64          $ 4.70         $5.40            $10.60        $14.50          $31.38        $53.25           $58.19
Low           $ 1.50          $ 2.05         $3.05            $ 2.85        $ 7.45          $11.00        $12.38           $21.50

At June 30, 2002, there were approximately 230 shareholders of record.

To date, we have neither declared nor paid cash dividends on shares of our common stock. Shares of our outstanding Preferred Stock are entitled to payment of dividends prior to payment of any dividends on our common stock as described under the heading "Liquidity and Capital Resources." We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On October 9, 2001, in connection with our acquisition of CHAD Industries, Inc., Adept issued 200,000 shares of its common stock to former shareholders of CHAD Industries, Inc. pursuant to an exemption from registration under Regulation D under the Securities Act of 1933, as amended.

On October 29, 2001 Adept issued 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock to JDS Uniphase Corporation, an accredited investor, for an aggregate cash purchase price of $25.0 million. The shares were issued pursuant to an exemption from registration under Regulation D under the Securities Act of 1933, as amended. The Preferred Stock may be converted into shares of our common stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a prior liquidity event or earlier conversion or redemption will be converted into common stock upon the third anniversary of the original issue date, as described under the heading "Liquidity and Capital Resources."

On August 30, 2002, in connection with our acquisition of Meta Control Technologies, Inc. and the establishment of an $800,000 line of credit with a stockholder of Meta, Adept issued 830,000 shares of its common stock to former stockholders of Meta pursuant to an exemption from registration under Regulation D under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon exercise of options warrants and rights under all of our existing equity compensation plans as of June 30, 2002, including the Company's 1993 Stock Plan, 1995 Director Plan, and the 2001 Stock Option Plan, (collectively, the "Option Plans"). For a description of such plans, see Note 8 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

                                                                       Equity Compensation Plan Information
                                                   -----------------------------------------------------------------------------
                                                            (a)                     (b)                        (c)
                                                                                                      Number of securities
                                                    Number of securities                             remaining available for
                                                     to be issued upon       Weighted average     future issuance under equity
                                                        exercise of          exercise price of         compensation plans
                                                    outstanding options,   outstanding options,       (excluding securities
                  Plan Category                          and rights             and rights          reflected in column (a))
Equity compensation plans approved
  by security holders                                          2,683           $       8.88                         743
Equity compensation plans not
  approved by security holders (1)                               655                   3.22                       1,945
                                                        ------------           ------------                ------------
Total                                                          3,338           $       7.77                       2,688
                                                        ============           ============                ============

(1) Issued under our 2001 Stock Option Plan, which does not require the approval of and has not been approved by Adept's shareholders.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The historical results are not necessarily indicative of future results. On July 16, 1999, we completed the acquisition of BYE/Oasis Engineering, Inc. in a pooling of interests transaction. The selected financial data prior to June 30, 2000 has been restated to include the historical results of BYE/Oasis Engineering, Inc. Fiscal 2002 and 2001 results include the financial results of Pensar, NanoMotion, and HexaVision subsequent to their acquisitions on April 28, 2000, May 31, 2000, and July 21, 2000, respectively. Fiscal 2002 also includes the financial results for CHAD subsequent to its acquisition on October 9, 2001.

(in thousands, except per share data)                                                      Years Ended June 30,
                                                                        ------------------------------------------------------------
                                                                           2002         2001        2000         1999         1998
                                                                        ---------    ---------    ---------    ---------   ---------
Results of Operations:
Net revenues ........................................................   $  57,039    $ 100,313    $  99,212    $  87,374   $ 105,440
Cost of revenues ....................................................      37,868       65,303       56,173       47,902      60,841
                                                                        ---------    ---------    ---------    ---------   ---------
      Gross margin ..................................................      19,171       35,010       43,039       39,472      44,599
                                                                        ---------    ---------    ---------    ---------   ---------
Operating expenses:
      Research, development and engineering .........................      20,398       22,727       14,629       11,591      11,844
      Selling, general and administrative ...........................      28,994       36,002       29,503       24,676      26,890
      Restructuring and other non-recurring charges .................      17,659           --           --           --       2,756
      Merger-related charges (1) ....................................          --           --          988           --          --
      Amortization of goodwill and other intangibles ................         725        6,818          685           --          --
      Impairment of goodwill and other long-lived assets ............       6,608           --           --           --          --
      Gain on sale of assets ........................................      (1,566)          --           --           --          --
                                                                        ---------    ---------    ---------    ---------   ---------
Total operating expenses ............................................      72,818       65,547       45,805       36,267      41,490
                                                                        ---------    ---------    ---------    ---------   ---------
Operating income (loss) .............................................     (53,647)     (30,537)      (2,766)       3,205       3,109
Interest income, net ................................................         438          733          746          926         971
                                                                        ---------    ---------    ---------    ---------   ---------
Income (loss) before taxes and cumulative
   effect of change in accounting principle .........................     (53,209)     (29,804)      (2,020)       4,131       4,080

Provision for (benefit from) income taxes ...........................      (3,358)       5,396         (593)       1,620       1,819
                                                                        ---------    ---------    ---------    ---------   ---------
Net income (loss) before cumulative effect of change in
    accounting principle ............................................     (49,851)     (35,200)      (1,427)       2,511       2,261
Cumulative effect of change in accounting principle .................      (9,973)          --           --           --          --
                                                                        ---------    ---------    ---------    ---------   ---------
Net income (loss) ...................................................   $ (59,824)   $ (35,200)   $  (1,427)   $   2,511   $   2,261
                                                                        =========    =========    =========    =========   =========
Net income (loss) per share:(2)
  Before cumulative effect of change in accounting principle:
     Basic ..........................................................   $   (3.64)   $   (3.02)   $   (0.15)   $    0.27   $    0.25
                                                                        =========    =========    =========    =========   =========
     Diluted ........................................................   $   (3.64)   $   (3.02)   $   (0.15)   $    0.26   $    0.23
                                                                        =========    =========    =========    =========   =========
  After cumulative effect of change in accounting principle:
     Basic ..........................................................   $   (4.37)   $   (3.02)   $   (0.15)   $    0.27   $    0.25
                                                                        =========    =========    =========    =========   =========
     Diluted ........................................................   $   (4.37)   $   (3.02)   $   (0.15)   $    0.26   $    0.23
                                                                        =========    =========    =========    =========   =========

Number of shares used in computing per share amounts:(2)
     Basic ..........................................................      13,691       11,637        9,774        9,302       9,154
                                                                        =========    =========    =========    =========   =========
     Diluted ........................................................      13,691       11,637        9,774        9,484       9,689
                                                                        =========    =========    =========    =========   =========

Balance Sheet Data:
Cash, cash equivalents and short-term investments ...................   $  21,681    $  21,500    $  20,437    $  27,016   $  20,939
                                                                        =========    =========    =========    =========   =========
Working capital .....................................................      27,326       39,784       46,593       47,614      45,928
                                                                        =========    =========    =========    =========   =========
Total assets ........................................................      62,494       95,573       93,523       71,677      70,310
                                                                        =========    =========    =========    =========   =========
Long-term liabilities ...............................................       2,692        1,284        1,222           --          78
                                                                        =========    =========    =========    =========   =========
Redeemable convertible preferred stock ..............................      25,000           --           --           --          --
                                                                        =========    =========    =========    =========   =========
Total shareholders' equity ..........................................      15,904       71,482       70,728       55,186      53,399
                                                                        =========    =========    =========    =========   =========

----------
(1) In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.
(2) See Notes 1 and 11 of Notes to Consolidated Financial Statements for a discussion of the computation of net income (loss) per share.

Quarterly Results of Operations (Unaudited)

In management's opinion, the unaudited quarterly data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Adept's results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period. We operate and report financial results ending on the last Saturday of a 13-week period for each of our first three fiscal quarters and at June 30 for our fiscal year end. For convenience, we have indicated in this Annual Report on Form 10-K our fiscal quarters end on March 31, December 31 and September 30.

Fiscal 2002

                                                                                  Three Months Ended,
                                              --------------------------------------------------------------------------------------
                                                                 (in thousands, except percentages and per share data)
                                              Jun. 30,              Mar. 31,              Dec. 31,              Sep. 30,
                                                2002                  2002                  2001                  2001
                                              --------              --------              --------              --------
Net revenues ...............................  $ 14,635    100.0%    $ 14,588    100.0%    $ 14,431    100.0%    $ 13,385    100.0%
Cost of revenues ...........................    10,103     69.0        9,856     67.6        9,172     63.6        8,737     65.3
                                              --------    -----     --------    -----     --------    -----     --------    -----
Gross margin ...............................     4,532     31.0        4,732     32.4        5,259     36.4        4,648     34.7
                                              --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   Research, development and engineering ...     4,967     33.9        5,008     34.3        4,585     31.8        5,838     43.6
   Selling, general and administrative .....     6,971     47.6        7,192     49.3        7,117     49.3        7,714     57.6
   Restructuring expenses ..................        --       --        5,323     36.5           --       --       12,336     92.2
   Amortization of goodwill and other
      intangibles ..........................       149      1.0          216      1.5          180      1.2          180      1.3
   Impairment of goodwill ..................     6,608     45.2           --       --           --       --           --       --
   (Gain) loss on sale of assets ...........    (1,566)   (10.6)          --       --           --       --                    --
                                              --------    -----     --------    -----     --------    -----     --------    -----
Total operating expenses ...................    17,129    117.1       17,739    121.6       11,882     82.3       26,068    194.7
                                              --------    -----     --------    -----     --------    -----     --------    -----
Operating loss .............................   (12,597)   (86.1)     (13,007)   (89.2)      (6,623)   (45.9)     (21,420)  (160.0)
Interest income, net .......................        95      0.6          123      0.9          137      1.0           83      0.6
                                              --------    -----     --------    -----     --------    -----     --------    -----
Loss before income taxes and cumulative
effect of change in accounting principle ...   (12,502)   (85.5)     (12,884)   (88.3)      (6,486)   (44.9)     (21,337)  (159.4)
Provision for (benefit from) income
  taxes ....................................      (570)    (3.9)       2,935    (20.1)          66      0.5           81      0.6
                                              --------    -----     --------    -----     --------    -----     --------    -----
Net loss before cumulative effect of
   change in accounting principle ..........  $(11,932)   (81.6)    $ (9,949)   (68.2)    $ (6,552)   (45.4)    $(21,418)  (160.0)
Cumulative effect of change in accounting
   principle ...............................  $     --       --     $     --       --     $     --       --     $ (9,973)   (74.5)
                                              --------    -----     --------    -----     --------    -----     --------    -----
Net loss ...................................  $(11,932)   (81.6)%   $ (9,949)   (68.2)%   $ (6,552)   (45.4)%   $(31,391)  (234.5)%
                                              ========    =====     ========    =====     ========    =====     ========    =====
Basic and diluted net loss per share:
   Before cumulative effect of change
      in accounting principle ..............  $  (0.85)             $  (0.72)             $  (0.48)             $  (1.63)
                                              ========              ========              ========              ========
   After cumulative effect of change in
     accounting principle ..................  $  (0.85)             $  (0.72)             $  (0.48)             $  (2.38)
                                              ========              ========              ========              ========
Basic and diluted number of shares
  used in computing per share amounts ......    13,976                13,829                13,567                13,169
                                              ========              ========              ========              ========

The cumulative effect of change in accounting principle of $10.0 million was originally reported in our results of operations in the Form 10-Q for the fiscal quarter ended March 30, 2002, when the amount of the impairment under SFAS 142 was determined. However, because the impairment relates to the effective date of SFAS 142, or July 1, 2001 for Adept, the cumulative effect of change in accounting principle is properly reflected in the fiscal quarter ended September 30, 2001 in the table above.

Fiscal 2001

                                                                            Three Months Ended,
                                               -------------------------------------------------------------------------------------
                                                          (in thousands, except percentages and per share data)
                                               Jun. 30,              Mar. 31,              Dec. 31,              Sep. 30,
                                                 2001                  2001                  2000                  2000
                                               --------              --------              --------              --------
Net revenues ...............................   $ 20,745    100.0%    $ 23,913    100.0%    $ 28,034    100.0%    $ 27,621    100.0%
Cost of revenues ...........................     20,845    100.5       14,393     60.2       15,282     54.5       14,783     53.5
                                               --------    -----     --------    -----     --------    -----     --------    -----
Gross margin (loss) ........................       (100)    (0.5)       9,520     39.8       12,752     45.5       12,838     46.5
                                               --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   Research, development and engineering ...      7,671     37.0        5,182     21.6        5,008     17.9        4,866     17.6
   Selling, general and administrative .....     10,498     50.6        9,297     38.9        8,371     29.9        7,836     28.4
   Amortization of goodwill and other
      intangibles ..........................      1,798      8.6        2,077      8.7        1,518      5.4        1,425      5.2
                                               --------    -----     --------    -----     --------    -----     --------    -----
Total operating expenses ...................     19,967     96.2       16,556     69.2       14,897     53.2       14,127     51.2
                                               --------    -----     --------    -----     --------    -----     --------    -----
Operating loss .............................    (20,067)   (96.7)      (7,036)   (29.4)      (2,145)    (7.7)      (1,289)    (4.7)
Interest income, net .......................        313      1.5          165      0.7           66      0.3          189      0.7
                                               --------    -----     --------    -----     --------    -----     --------    -----
Loss before income taxes ...................    (19,754)   (95.2)      (6,871)   (28.7)      (2,079)    (7.4)      (1,100)    (4.0)
Provision for (benefit from) income
  taxes ....................................        568      2.8        4,828     20.2          385      1.4         (385)    (1.4)
                                               --------    -----     --------    -----     --------    -----     --------    -----
Net loss ...................................   $(20,322)   (98.0)%   $(11,699)   (48.9)%   $ (2,464)    (8.8)%   $   (715)    (2.6)%
                                               ========    =====     ========    =====     ========    =====     ========    =====

Basic and diluted net loss per share .......   $  (1.55)             $  (0.99)             $  (0.23)             $  (0.07)
                                               ========              ========              ========              ========
Basic and diluted number of shares used in
    computing per share amounts ............     13,101                11,795                10,886                10,743
                                               ========              ========              ========              ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide intelligent production automation solutions to our customers in many industries including the food, communications, automotive, appliance, semiconductor, photonics, and life sciences industries. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. We have recently introduced new systems products, including our 1394 FireWire based distributed control architecture. As a result of our introduction and marketing of these new systems, sales of systems may increase relative to our component sales in future periods, causing a change in the nature and composition of our revenues over time. Also, international sales comprise approximately 40% to 60% of our total revenues for any given quarter.

We market and sell our products worldwide through more than 250 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the food, communications, electronics, automotive, appliance, semiconductor, photonics and life sciences industries. Due to a worldwide slowdown in the communications, consumer electronics, semiconductor and precision assembly markets, our net revenues have been at extremely low levels during this fiscal year compared to previous years.

In response to the continued weak global economic conditions, we implemented a worldwide restructuring program during fiscal 2002, which was implemented in several phases, to realign our businesses to the changes in our industry and decreases in capital spending throughout the industries we serve. In connection with this program, we took actions including: restructuring of non-strategic business assets; idling of leased facilities; and workforce reductions and compensation adjustments. From the beginning of the first quarter through the end of the third quarter, we recorded $17.7 million in restructuring charges. The charges consist of $9.2 million in restructuring of non-strategic business assets, $6.8 million in costs for the consolidation of excess facilities, and $1.7 million in workforce reduction and compensation costs. In response to continued weakness in demand, we announced in July, a restructuring for the first quarter of fiscal 2003. Adept intends to reduce its global workforce by 24% in the first quarter of fiscal 2003 and implement other cost saving measures to reduce operating expenses. We expect the current challenging economic environment to last for at least the next several quarters and the uncertainties in the business environment may make it necessary for us to take further actions, as these and future announced cost reductions, including workforce reductions, or other benefits expected from the restructuring may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2002, each year therein referred to as fiscal 2002, 2001, and 2000. Unless otherwise indicated, references to any year in this Management's Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

      o     revenue recognition;
      o     allowance for doubtful accounts;
      o     inventories;
      o     warranty reserve;
      o     goodwill and other intangible assets;
      o     long-lived assets; and
      o     deferred tax valuation allowance.

For further discussion of our significant accounting policies, refer to Note 1, of the Notes to Consolidated Financial Statements in Item 8.

Revenue Recognition. We recognize product revenue, in accordance with SAB 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. For certain of our products sold in Japan where we maintain pass-through arrangements with our reseller, all revenue is deferred until receipt by Adept of payment from the end customer. Revenue is otherwise deferred until the elements described above are met.

We recognize software revenue, primarily related to our simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a Final Product Acceptance (FPA) form.

Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work.

For long-term, fixed contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

Deferred revenue primarily relates to software support contracts sold. The term of the software support contract is generally one year, and Adept recognizes the associated revenue on a pro rata basis over the life of the contract, or if there are milestone payments, upon milestone achievement.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral from our customers. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

Specifically our policy is to record specific reserves against known doubtful accounts. Additionally, a general reserve is calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific reserves are netted out of the respective receivable balances for purposes of calculating the general reserve. On an ongoing basis, we evaluate the credit worthiness of our customers and should the default rate change or the financial positions of our customers change, we may increase the general reserve percentage.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Manufacturing inventory includes raw materials, work-in-process, and finished goods. All work-in-process inventories with work orders that are open in excess of 180 days are fully written down. The remaining inventory valuation provisions are based on an excess and obsolete systems report, which captures all obsolete parts and products and all other inventory, which have quantities on hand in excess of one year's projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials control group and cost accounting function monitor the line item exceptions and make periodic adjustments as necessary.

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

Goodwill and Other Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies allocated to goodwill. Other intangible assets primarily represent developed technology and non-compete covenants.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to additional impairment tests whenever indicators of impairment are present, and at least annually. Other intangible assets with finite lives are amortized over those useful lives. We implemented SFAS 142 on July 1, 2001. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption. We completed the measurement of the impairment loss in the third quarter of fiscal 2002 and an impairment loss of $10.0 million, resulting from the adoption of SFAS 142, was recorded as the cumulative effect of a change in accounting principle as of July 1, 2001. SFAS 142 requires goodwill to be evaluated for impairment at least annually and we have chosen April 1 as the annual date to conduct this evaluation. As of April 1, 2002 we recorded an impairment loss of $6.6 million as a component of operating expenses as a result of the annual impairment update.

Long-Lived Assets. We evaluate long-lived assets used in operations, including goodwill and purchased intangible assets. The allocation of the acquisition cost to intangible assets and goodwill has a significant impact on our future operating results as the allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, and significant industry or economic trends. When impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques using our weighted average cost of capital. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce deferred tax assets to the amount that is most likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase the income in the period such determination was made. Likewise, should we have a net deferred tax asset and determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period that such determination was made.

Acquisitions

During the  three-year  period ended June 30, 2002, we acquired five  companies:
CHAD Industries, Inc. (CHAD), HexaVision Technologies, Inc. NanoMotion Incorporated, Pensar-Tucson, Inc. and BYE/OASIS. These acquisitions are described below.

CHAD Industries

On October 9, 2001,  Adept  completed the acquisition of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD is the latest step in Adept's ongoing precision assembly automation strategy. Adept leverages CHAD's expertise in small part feeding, precision tooling design, handling of odd-form components to add capacity in precision assembly automation. Additionally, we support CHAD's line of odd-form component assembly machines. Adept acquired all of the outstanding common shares of CHAD. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of five trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, Adept agreed to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

HexaVision

On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., now named Adept Technology Canada Co., a Canadian corporation. HexaVision was a machine vision research and development company. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision servoing for the microelectrical, fiber optic, semiconductor, metrology and precision assembly applications. In connection with the acquisition, we paid $5.5 million in cash, which includes transaction costs of $0.4 million, and issued shares of our common stock to the shareholders of HexaVision with a value of $1.1 million. We have accounted for the acquisition under the purchase method of accounting. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, we made the first anniversary cash payment and share issuance consisting of 116,000 shares of our common stock with a value of $1.1 million and released $313,000 in cash from an escrow account to the employees and former shareholders of HexaVision. On July 21, 2002, we made the second anniversary cash payment of $53,000 and released $1.4 million in cash from an escrow account to the employees and former shareholders of HexaVision. The contingency payments made and shares issued to the employees of HexaVision were appropriately recorded as operating expenses. The contingent payments made and shares issued to the former shareholders of HexaVision were allocated to goodwill and accounted for as additional purchase price.

NanoMotion

On May 31, 2000, we completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion was a manufacturer of ultra-high precision positioning and alignment devices. In connection with the acquisition, we issued 600,000 shares of our common stock to the shareholders of NanoMotion valued at $21 per share, which was the fair market value of our common stock at May 31, 2000 and paid $250,000 in cash and incurred $46,000 in transaction costs resulting in a total purchase price of $12.9 million. The acquisition was accounted for under the purchase method of accounting. Our acquisition of NanoMotion was completed to enhance our ability to offer intelligent automation solutions to the microelectrical, fiber optic, semiconductor, metrology, and precision machining and precision assembly applications.

Pensar

On April 28, 2000, we completed the acquisition of Pensar-Tucson, Inc., an Arizona corporation. Pensar was a design and engineering company, which integrates factory automation systems. In connection with the acquisition, we issued 100,000 shares of our common stock to the shareholders of Pensar valued at $11.75 per share, which was the fair market value of our common stock at April 28, 2000. In addition, we paid $3.0 million in cash incurred

$37,000 in transaction costs, resulting in a total purchase price of $4.2 million. The acquisition was accounted for under the purchase method of accounting. In March 2002, we closed the Tucson operations and wrote off all related assets.

For further discussion of these acquisitions, see Note 2 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

BYE/OASIS

On July 16, 1999, we completed the acquisition of BYE/OASIS Engineering, Inc., a Texas corporation. BYE/OASIS was a manufacturer of environmental filtering and control systems, which create a clean room environment inside a semiconductor manufacturing machine or tool, and wafer cassette handling devices for the microelectronics industry. In connection with the acquisition, we issued 720,008 shares of our common stock to the shareholders of BYE/OASIS. In addition, we assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of our common stock. The acquisition was accounted for using the pooling of interests method, and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS. Prior to the merger, BYE/ OASIS's fiscal year ended on September 30. In recording the business combination, BYE/OASIS's prior period financial statements have been restated to conform to our fiscal year. We incurred charges of $988,000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other expenses relating to the acquisition of $235,000.

Results of Operations

Comparison of Fiscal 2002 to 2001

Net Revenues. Our net revenue decreased by 43.2% to $57.0 million in 2002 from $100.3 million in 2001. The dramatic decrease in revenue primarily resulted from a reduction by our customers of their capital expenditures in an effort to deal with excess manufacturing capacity. Following the significant drop in our first quarter revenue, customers continued to experience uncertainty and cancelled some orders and postponed placing others, which resulted in a further decline in our revenue in subsequent quarters. As a result of the current challenging economic environment, we expect to experience continued pressure on our revenue for at least the remainder of calendar 2002 and until worldwide economic conditions improve.

Our domestic sales were $25.2 million in 2002 compared to $63.9 million in 2001, a decrease of 60.5%. Our international sales were $31.8 million in 2002 compared to $36.4 million in 2001, a decrease of 12.6%. Both our domestic and international markets have been significantly impacted by the uncertain and weak global economic conditions, which have caused a dramatic decrease in capital spending by our customers, especially in the United States.

Gross Margin. Gross margin as a percentage of net revenue was 33.6% in 2002 compared to 34.9% in 2001. We have experienced a downward trend over the past four quarters associated with an approximately 50% decrease in manufacturing volume. As less labor and overhead expense is absorbed into inventory, costs become higher on a relative basis, which is reflected in our lower margins. We have taken steps to reduce our overhead and at the same time, preserve sufficient capacity to react to any increase in demand. Additionally, we have experienced some normal costs associated with the introduction of new products. We introduced these new products despite the weak current demand because they bring additional functionality for our customers as well as provide cost improvements for us. We expect to continue to experience fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration and changes in sales mix.

Research, Development and Engineering Expenses. Research, development and engineering expenses declined on an absolute basis, but increased as a percentage of net revenues. Research, development and engineering expenses decreased by 10.1% to $20.4 million, or 35.8% of net revenues in 2002, from $22.7 million, or 22.7% of net revenues in 2001. Research, development and engineering expenses decreased at a slower rate than other expense items due to our stated intention to maintain research, development and engineering efforts required to complete several initiatives in product development crucial in leveraging our position in the market to take advantage of future opportunities expected to arise in a recovering economy. Expenses in 2002 include two of five required quarterly expenditures totaling $2.0 million, which are part of commitments under a joint development agreement with JDS Uniphase Corporation.

Over the past several years, we have been involved in several federally-funded consortiums, which partially offset some of our research and development expenses. We completed the last of these funded projects in early 2001. We did not enter into any such consortiums in fiscal 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 19.5% to $29.0 million or 50.8% of net revenues in 2002 from $36.0 million or 35.9% of net revenues in 2001. The decreased level of expense was primarily attributable to cost reductions implemented over three quarters of fiscal 2002. These reductions included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets, resulting in the restructuring charges described below. We expect that selling, general and administrative expenses will decrease through our continuing efforts to reduce expenses in fiscal 2003 in response to the general decline in the industries we serve.

Restructuring Charges. In connection with our 2002 restructuring, we recorded $17.7 million in restructuring charges. The charges consist of $9.2 million in restructuring of non-strategic business assets, $6.8 million in lease commitments for idle facilities, and $1.7 million in workforce reduction and compensation costs. Workforce reduction related costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all three of our reportable business segments and at June 30, 2002 all of the affected employees have ceased employment with Adept. Lease commitments for idle facilities of $6.8 million result from the consolidation of manufacturing facilities in San Jose and Livermore, California into our technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The consolidation of these facilities has resulted in operating lease commitments in excess of our current and projected needs for leased properties. Asset impairment charges of $9.2 million resulted from the exiting of certain non-strategic product lines of $6.6 million and goodwill and other intangible assets write-off of $2.6 million. The goodwill and other intangible assets written off resulted from our acquisition of Pensar-Tucson in April 2000, which no longer has value to Adept due to the closure of our Tucson Arizona operations in March 2002. As of June 30, 2002, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements. We completed our 2002 restructuring plan in the third quarter of fiscal 2002. In response to continued weakness in demand, we announced in July, a restructuring for the first quarter of fiscal 2003. Adept intends to reduce its global workforce by 24% in the first quarter of fiscal 2003 and implement other cost saving measures to reduce operating expenses. These restructuring charges represent our concerted efforts to respond to the current demands of our industry. However, these and future announced cost reductions or other benefits expected from the restructuring, may be insufficient to align our operations with customer demand and the changes affecting our industry, or may be more costly or extensive than currently anticipated.

Goodwill and Other Intangibles Amortization. Goodwill and other intangibles amortization in 2002 decreased to $0.7 million from $6.8 million in 2001. The decrease in goodwill and other intangibles amortization was a direct result of the adoption of SFAS 142, effectively discontinuing the amortization of goodwill. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis, as discussed in Note 4 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of goodwill. We recorded a goodwill impairment charge of $6.6 million as a result of our April 2002 annual impairment update required by SFAS 142. See
Note 4 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Gain on Sale of Assets. Net gain on sale of assets was $1.6 million in 2002. In the fourth quarter of 2002, we completed the sale of certain non-strategic assets of our SILMA business, referred to as the CimStation Inspection product line. The assets were sold for a purchase price of $2.0 million of which $1.75 million was paid in cash and the remaining $250,000 was deposited in escrow contingent on certain CimStation revenue projections for the period July 1, 2001 through June 30, 2002 and are due to settle on or before September 30, 2002. Given the severity of the market downturn, it is unlikely we will realize the full contingency payment. In addition, we incurred $21,000 in transactions costs related to the sale of the CimStation Inspection assets resulting in net proceeds of $1.73 million. The gain on sale of the Cimstation Inspection assets was partially offset by a loss on sale of other assets of $0.18 million.

Interest and Other Income, Net. Interest income, net, in 2002 was $438,000 compared to $733,000 in 2001, with higher average invested cash balances offset by lower average yields.

Provision for (Benefit From) Income Taxes. Our effective tax rate for 2002 was (6%) as compared to 18% for 2001. Our tax rate for 2002 differs from the federal statutory income tax rate of 34% primarily due to a $3.6 million tax refund resulting from the carry back of our net operating loss from the year ended June 30, 2001. This refund opportunity arose as a result of a recent change in applicable law enacted on March 9, 2002, which extended the carry back period from three to five tax years. In 2001, our tax rate differed from the federal statutory rate of 34% primarily due to the increase in valuation allowance to fully offset deferred tax assets.

Cumulative effect of change in accounting principle. We recorded $10.0 million as a cumulative effect of change in accounting principle in 2002 resulting from our adoption of SFAS 142. We implemented SFAS 142 on July 1, 2001 and completed the measurement of the impairment loss in the third quarter of fiscal 2002. SFAS 142 requires goodwill and intangible assets to be evaluated for impairment at least annually beginning 2001.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a loss of $728,000 for the year ended June 30, 2002 and a gain of $322,000 on forward currency contracts for the year ended June 30, 2001. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at June 30, 2002. We have deferred recognition of a transaction loss of $83,500, relating to foreign exchange contracts. We will realize this transaction loss in the first quarter of 2003.

Comparison of Fiscal 2001 to 2000

Net Revenues. Our net revenues increased by 1.1% to $100.3 million in 2001 from $99.2 million in 2000, with all of the revenue growth occurring in the first two quarters of 2001. During the last two quarters of 2001, we experienced reduced demand in our core North American markets of electronics & mobile phones, semiconductor, photonics automotive as well as some softening in our base business in Europe. We believe that substantial excess manufacturing capacity across most of the industries we serve contributed to this decline in activity.

Our domestic sales were $63.9 million in 2001 compared to $54.3 million in 2000, an increase of 17.6%. The growth in domestic sales was principally attributable to increased sales to customers in the precision assembly and OEM industries.

Our international sales were $36.4 million in 2001 compared to $44.9 million in 2000, a decrease of 18.9%. The general economic downturn significantly negatively affected our European markets. This downturn, coupled with pricing pressures due to the strength of the U.S. dollar against the euro, contributed to lower sales in 2001.

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

We spent much of fiscal 2001 in intense product development advancing our line of controllers and integrating the products and technologies of the acquisitions noted previously, and began releasing new products based on the technologies resulting from our development efforts in the third and fourth quarters. These new products include the Nanoline microstages for precision assembly and the HexSight and Adept AVI vision systems for high precision assembly and material handling. In addition, we invested heavily in developing new products for our base business including 6-axis robots, smaller and lower cost Smart Series of controllers and Cartesian robots with integrated power amplifiers. We also developed the NanoCell, a platform to integrate these technologies, and developed two key processes for photonics assembly, epoxy bonding and laser welding.

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

Interest Income, Net. Interest income, net, in 2001 was $733,000 compared to $746,000 in 2000, with higher average invested cash balances offset by lower average yields.

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

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a gain of $322,000 for the year ended June 30, 2001 and a loss of $50,000 for the year ended June 30, 2000. Realized and unrealized gains and losses on instruments that hedge firm commitments were deferred and included in the measurement of the subsequent transaction; however, losses were deferred only to the extent of expected gains on the future commitment at June 30, 2001. We deferred recognition of a transaction loss of $62,000, relating to foreign exchange contracts at June 30, 2001 and realized this transaction loss in the first quarter of 2002.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Long-Lived Assets

Financial information regarding the geographic areas of our long-lived assets is included in Note 12 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

As of June 30, 2002, we had working capital of approximately $27.3 million, including $21.7 million in cash equivalents and short-term investments.

During the year ended June 30, 2002, cash and cash equivalents decreased by approximately $1.3 million. Net cash used in operating activities of $18.2 million was primarily attributable to the net loss adjusted by a cumulative effect of change in accounting principle, goodwill impairment charges, restructuring charges, decrease in accounts receivable, and decrease in inventory. A goodwill impairment charge of $10.0 million was reported as a cumulative effect of accounting change resulting from the adoption of SFAS 142. An additional $6.6 million in goodwill impairment was reported as a component of operating expenses as a result of the annual impairment update. The restructuring charges include $3.4 million in severance and lease termination accruals and $9.2 million in asset impairment charges. Additionally, increased collections resulted in a decrease in accounts receivable of $9.4 million, which was partially offset by decreased accounts payable of $4.1 million and a decrease in deferred revenue of $1.2 million. The decrease in inventories of $3.5 million during the year ended June 30, 2002 relates primarily to a focused effort to reduce inventories that were built up in fiscal 2001, in anticipation of stronger demand that did not materialize.

Cash used in investing activities during the year ended June 30, 2002 was $9.6 million, of which $8.4 million was attributable to the purchase price of CHAD Industries. Additionally, an increase in the purchase of short-term investments of $36.0 million was partially offset by the sale of short-term investments of $34.4 million. We added $1.5 million in fixed assets and capital equipment in fiscal 2002, of which $0.7 million was related to the relocation and consolidation of our Livermore, California facilities, and $0.8 million was related to purchases of fixtures and equipment, offset by proceeds from the sale of assets related to the CimStation Inspection portion of our Silma business of $1.73 million.

Net cash provided by financing activities of $26.5 million is attributable to $25.0 million in proceeds received from the issuance of redeemable convertible preferred stock and $1.5 million in proceeds from common stock issued related to our employee stock incentive program.

We believe that our existing cash and cash equivalent balances as well as short-term investments and anticipated cash flow from operations will be sufficient to support our normal capital requirements for at least the next 12 months. If we pursue additional opportunities, we may seek additional financing sources.

In fiscal year 2003, we plan to purchase capital items for maintenance of our production, introduction of new products with near term revenue impact or for items that result in near term cash savings. Therefore, we currently anticipate net new capital expenditures of approximately $0.5 million in fiscal 2003. All currently planned capital expenditures will be financed out of ongoing operations.

On April 9, 2001, we entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of our eligible
domestic   accounts   receivables,   plus  90%  of  eligible   foreign  accounts
receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. Effective as of August 26, 2002, Adept and CIT terminated Adept's revolving line of credit with CIT and paid a termination fee of $100,000. Prior to termination, we had made no borrowings under this revolving line of credit.

On October 29, 2001 and in connection with the signing of a joint development agreement, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of

$8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that as waived by the preferred stockholder, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05 other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

We have the right, but not the obligation at any time, to redeem shares of the Series A Preferred which, if converted, would result in the issuance of shares of common stock using a denominator of $2.05 for determination of the conversion rate less the number of shares of common stock issuable using a denominator of $4.09 for determination of the conversion rate. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of Adept. Since such a change may be outside of management's control and would trigger the conversion and possible redemption of the preferred stock, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In the three months ended June 30, 2002, Adept completed the two of five quarterly expenditures of $1.0 million, which are made pursuant to the joint development agreement with the accredited investor. At June 30, 2002, the remaining quarterly expenditures of $1.0 million are to be made over the next three quarters for a total of $3.0 million.

Under terms of the acquisition agreement of CHAD Industries, Inc. (CHAD), the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. Additionally, Adept agreed to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, which are contingent on the continued employment of such employees.

In connection with our acquisition of Meta Control Technologies, Inc., (Meta), we entered into a $500,000 line of credit with Meta's lender terminating in September 2003 bearing interest at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. We also entered into a line of credit for up to $800,000 with a stockholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay and subject to registration of the shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, for a one year term at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. In connection with the line of credit, 100,000 shares of our common stock were issued to the lender, subject to certain cancellation rights. Any amounts borrowed under the line of credit shall be due and payable by August 2006.

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") to be effective for all fiscal years beginning after June 15, 2002, meaning effective July 1, 2002 for Adept. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. We do not believe the adoption of SFAS 143 will have a material impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal periods beginning after December 15, 2001, or July 1, 2002 for Adept. SFAS 144 provides a single accounting model for, and supersedes previous guidance on accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the classification of an asset held-for-sale and changes the reporting of discontinued operations. We do not believe that the adoption of SFAS 144 will have a material impact on our financial position or results of operations.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning fiscal 2003 for Adept. We do not believe that the adoption of SFAS 145 will have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We have not yet determined the impact that the adoption of SFAS 146 will have on our financial position or results of operations, if any.

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

      o changes in demand in the communications, semiconductor, electronics, and photonics industries and other markets we serve;

      o a change in market acceptance of our products or a shift in demand for our products;

      o     new product introductions by us or by our competitors;

      o changes in product mix and pricing by us, our suppliers or our competitors;

      o pricing and related availability of components and raw materials for our products;

      o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

      o our failure to anticipate the changing product requirements of our customers;

      o     changes in the mix of sales by distribution channels;

      o     exchange rate fluctuations;

      o     extraordinary events such as litigation or acquisitions;

      o decline or slower than expected growth in those industries requiring precision assembly automation; and

      o     slower than expected adoption of distributed controls architecture.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, and higher margin software products.

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000, and all of fiscal 2001 and 2002 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced significantly reduced demand during this fiscal year in our base industries, especially the electronics and semiconductor industry, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industry will occur.

We generally recognize product revenue upon shipment or, for certain international sales, upon receipt and acceptance by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our operating results for the period could be materially adversely affected.

In the event that in some fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we are currently experiencing reduced demand in the electronics and semiconductor industries, which may adversely affect our revenues.

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, photonics and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in most of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the first two quarters of fiscal 2003 or beyond. During fiscal 2001 and 2002, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

We sell some of our products to the semiconductor industry, which is subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. The industry is currently experiencing a significant downturn due to decreased worldwide demand for semiconductors. Semiconductor manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in semiconductor manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We intend to make further cost reductions in the first quarter of fiscal 2003 to further realign our business. Despite this restructuring, our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of the semiconductor industry, and thus, any future downturn in the semiconductor industry could therefore harm our revenues and gross margin if demand drops or average selling prices decline.

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

We depend on Sanmina Corporation for the supply of our circuit boards, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future.

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

Backlog should not be relied on as a measure of anticipated demand for our products or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

We have recently begun to sell our new distributed controls architecture, and we may not achieve customer acceptance of these new products.

We have recently begun to sell to customers our new distributed controls architecture based on technology including our 1394 FireWire technology. We are devoting, and expect to devote in the future significant financial, engineering and management resources to expand our development, marketing and sales of these products. Commercial success of these products depends upon our ability to, among other things;

      o     accurately   determine  the  features  and  functionality  that  our
            controls customers require or prefer;

      o successfully design and implement intelligent automation solutions that include these features and functionality;

      o enter into agreements with system integrators, manufacturers and distributors; and

      o     achieve market acceptance for our design and approach.

Our distributed controls strategy may not achieve broad market acceptance for a variety of reasons including:

      o companies who use machine controls may continue to use their current design and may not adopt our distributed architecture;

      o companies may decide to adopt a different technology than IEEE 1394 FireWire for their distributed controls;

      o companies may determine that the costs and resources required to switch to our distributed architecture are unacceptable to them;

      o system integrators, manufacturers, and OEMs may not enter into agreements with us; and

      o     competition from traditional, well-established controls solutions.

If we do not achieve market acceptance of these products, our business and operating results will suffer.

We charge a standard price most of our products which may make us vulnerable to cost overruns.

Our operating results fluctuate when our gross margins vary. Our gross margins vary for a number of reasons, including:

      o     the mix of products we sell;

      o the average selling prices of products we sell including changes in the average discounts offered;

      o the costs to manufacture, service and support our new products and enhancements;

      o     the costs to customize our systems;

      o     our efforts to enter new markets; and

      o certain inventory related costs including obsolescence of products & components resulting in excess inventory.

We charge a standard price for certain of our products, including the products that we have added as a result of our acquisitions. If the costs we incur in completing a customer order for these products exceed our expectations, we generally cannot pass those costs on to our customer.

We have significant fixed costs which are not easily reduced during a downturn.

While we have reduced our absolute amount of expenses in several areas of our operations in connection with our restructuring, we continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, utilizing our relatively fixed capacity, which could also cause fluctuations in our operating results.

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

As we enter new geographic and applications markets, we must locate and establish relationships with system integrators and OEMs to assist us in building sales in those markets. It can take an extended period of time and significant resources to establish a profitable relationship with a system integrator or OEM because of product integration expenses training in product and technologies and sales training. We may not be successful in obtaining effective new system integrators or OEMs or in maintaining sales relationships with them. In the event a number of our system integrators and/or OEMs experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or in the event we fail to build an effective systems integrator or OEM channel in any existing or new markets, our business, financial condition and results of operations could be adversely affected.

In addition, a substantial portion of our sales is to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed. In addition, due to their limited financial resources, during extended market downturns, the viability of some system integrators may be in question, which would also result in a reduction in our revenues.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduces the predictability of our earnings.

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue.

If we are unable to identify and make acquisitions, our ability to expand our operations and increase our revenue may suffer.

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. In October 2001, we acquired CHAD Industries, Inc., and we announced, in the first quarter of fiscal 2003, our entry into a definitive agreement to acquire a controlling interest in Meta Control Technologies, Inc. We expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations and increase our revenue. We are continually reviewing acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the precision assembly industry. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. In October 2001, we acquired CHAD Industries and, in the third quarter of fiscal 2003, we announced our entry into a definitive agreement to acquire a controlling interest in Meta Control Technologies, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

      o difficulty in combining the product offerings, operations, or work force of an acquired business;

      o     potential loss of key personnel of an acquired business;

      o     adverse  effects  on  existing   relationships  with  suppliers  and
            customers;

      o     disruptions of our on-going businesses;

      o difficulties in realizing our potential financial and strategic objectives through the successful integration of the acquired business;

      o difficulty in maintaining uniform standards, controls, procedures and policies;

      o     potential   negative   impact  on  results  of  operations   due  to
            amortization of goodwill, other intangible assets acquired or assumption of anticipated liabilities;

      o risks associated with entering markets in which we have limited previous experience;

      o     potential   negative   impact  of   unanticipated   liabilities   or
            litigation; and

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

Our international operations and sales may subject us to divergent regulatory requirements and other financial and operating risks that may harm our operating results.

International sales were $31.8 million for the fiscal year ended June 30, 2002, $36.4 million for the fiscal year ended June 30, 2001, and $44.9 million for the fiscal year ended June 30, 2000. This represented 55.7%, 36.3%, and 45.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

In addition, duty, tariff and freight costs can materially increase the cost of crucial components for our products. We anticipate that past turmoil in Asian financial markets and the deterioration of the underlying economic conditions in certain Asian countries may continue to have an impact on our sales to customers located in or whose projects are based in Asian countries due to the impact of restrictions on government spending imposed by the International Monetary Fund on those countries receiving the International Monetary Fund's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or our bank's financial condition or the inability to access local equity financing.

Maintaining operations in different countries requires us to expend significant resources to keep our operations coordinated and subjects us to differing laws and regulatory regimes that may affect our offerings and revenue.

We may incur currency exchange-related losses in connection with our reliance on our single or sole source foreign suppliers.

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and may experience a loss on such instruments in the future. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

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

Our hardware and software products may contain defects that could increase our expenses and exposure to liabilities and or harm our reputation and future business prospects.

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

We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to us since our inception, or Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since inception. In addition, the loss of the services of key senior managerial, technical or sales personnel could impair our business, financial condition, and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

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

In addition, our success will depend on our ability to hire and retain qualified and experienced engineers, senior management, sales and marketing personnel and key personnel within other functional organizations. Competition for these personnel is intense, particularly in geographic areas recognized as high technology centers such as the Silicon Valley area, where our principal offices are located, and other locations where we maintain offices. To attract and retain individuals with the requisite expertise, we may be required to grant large option or other stock-based incentive awards, which may be dilutive to shareholders. We may also be required to pay significant base salaries and cash bonuses, which could harm our operating results. If we do not succeed in hiring and retaining candidates with appropriate qualifications, we will not be able to grow our business and our operating results will be harmed.

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

      o     price

      o     customer service;

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

We market products for the food, communications, electronics, automotive, appliance, semiconductor, photonics and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards and technical requirements of several different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

The development of new products may not be completed in a timely manner, and these products may not achieve acceptance in the market. The development of new products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, our business may be harmed.

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

The market price of our common stock has fluctuated substantially in the past. Between June 30, 2001 and June 30, 2002, the sales price of our common shares, as reported on the Nasdaq National Market, ranged from a low of $1.50 to a high of $10.60 The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

      o the business environment, including the operating results and stock prices of companies in the industries we serve;

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

Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our common stock. Failure of the reported price of our common stock to meet the minimum trading prices required by the Nasdaq National Market or our failure to meet other listed company requirements, such as minimum shareholder's equity or aggregate market value of the company's securities, among others, may result in shares of our common stock no longer being traded on Nasdaq National Market.

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

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on acceptable terms, we may be unable to execute our business plan or take advantage of future opportunities essential to our long term strategy.

If our capital requirements vary significantly from those currently planned, we may require additional financing sooner than anticipated, or in greater amounts. If our existing cash balances and cash flow expected from future operations are not sufficient to meet our liquidity needs, we will need to raise additional funds. If adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

The ability of our Board of Directors to issue preferred stock could delay or impede a change of control of the Company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. We have issued 100,00 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference that may be triggered by events such as a change of control of our common stock and that is convertible into shares of common stock as described in "Liquidity and Capital Resources", which may affect the price an acquirer is willing to pay for our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

                                                             2002             2003            2004           Total           Fair
                                                          ----------       ----------      ----------      ----------        Value
                                                                               (in thousands)                              -------
Cash equivalents
 Fixed rate .........................................     $   17,375               --              --      $   17,375       $17,375
 Average rate .......................................           1.27%              --              --            1.27%
Short term marketable securities
 Fixed rate .........................................     $    4,306               --              --      $    4,306       $ 4,306
 Average rate .......................................           1.98%              --              --            1.98%
                                                          ----------       ----------      ----------      ----------       -------

    Total Investment Securities .....................     $   21,681               --              --      $   21,681       $21,681
                                                          ==========       ==========      ==========      ==========       =======

 Average rate .......................................           1.41%              --              --            1.41%

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer of guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and contains a prudent amount of diversification. We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates.

Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. We enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions and may enter into foreign exchange forward contracts in the future. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on future commitments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 are included in Items 14(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the Annual Meeting of Shareholders to be held on November 15, 2002 to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

ITEM 14. CONTROLS AND PROCEDURES

Not Applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

          3.4 Statement of Preferences of Series A and Series B Preferred Stock (incorporated by references to Exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended September 29, 2001 (the "2002 First Quarter 10-Q")).

          4.1       Form of Stock  Certificate  (incorporated  by  reference  to
                    Exhibit 4.2 to the 1995 Form S-1).

          4.2 Securities Purchase and Investor Rights agreement, dated October 22, 2001, between the Registrant and JDS Uniphase corporation (incorporated by to Exhibit 4.1 to the Registrant's 2002 First Quarter 10-Q.

          10.1* 1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

          10.2* 1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50296).

          10.3* 1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-K for the fiscal year ended June 30, 1997 (the "1997 Form 10-K")).

          10.4 Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

          10.5 Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993, as amended
                    (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

          10.6 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-K).

          10.7 Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC for the premises located at 180 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-K).

          10.8 First Amendment to Lease Agreement dated June 1, 1998 between the Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit
                    10.10.1 to the 1998 Form 10-K).

          10.9 Lease Agreement dated June 1, 1998 between Registrant and Technology Centre Associates LLC for the premises located at 150 Rose Orchard Way, San Jose, California (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 2000 (the "2001 First Quarter Form 10-Q")).

          10.11 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit
                    10.10.3 to the 2000 Form 10-K).

          10.12 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit
                    10.10.4 to the 2000 Form 10-K).

          10.13 Lease Agreement dated April 28, 2000 between Registrant and Michael and Diane Edwards for premises located in Tucson, Arizona (incorporated by reference to Exhibit 10.10.5 to the 2000 Form 10-K).

          10.14 Lease Agreement dated May 19, 2000 between NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California (incorporated by reference to
                    Exhibit 10.10.6 to the 2000 Form 10-K).

          10.15** Agreement between Registrant and Altron Systems Corporation (acquired by Sanmina Corporation) dated January 30, 1998 (incorporated by reference to Exhibit 10.27 to the Registrant's Amended Annual Report on Form 10-K/A for the fiscal year ended June 30, 2000 (the "2000 Form 10-K/A).

          10.16 Agreement between Registrant and Ramix Incorporated dated October 27, 1998 (incorporated by reference to Exhibit 10.28 to the 2000 Form 10-K/A).

          10.17 Robot Module Purchase and Service Agreement between Registrant and NSK Corporation dated January 19, 1995 (incorporated by reference to Exhibit 10.29 to the 2000 Form 10-K/A).

          10.18** Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

          10.19** Original Equipment Manufacturing Agreement between Registrant and Samsung Electronics Co., LTD dated February 26, 1999 (incorporated by reference to Exhibit 10.32 to the 2000 Form 10-K/A).

          10.20** Sublicense Agreement between SILMA Division of Registrant and Adept Japan Co., LTD dated September 26, 2000 (incorporated by reference to Exhibit 10.33 to the 2000 Form 10-K/A).

          10.21** Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the 2000 Form 10-K/A).

          10.22 Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

          10.23 Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit
                    10.3 to the 2001 First Quarter Form 10-Q).

          10.24 Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit
                    10.4 to  the 2001 First  Quarter  Form 10-Q).  $10.25  10.25
                    First Amendment to Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated April 5, 2001 between Registrant, the Export-Import Bank of the United States and The CIT Group/Business Credit, Inc. dated July 10, 2001. (incorporated by reference to Exhibit
                    10.34 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 Form 10-K").

          10.26 Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated April 5, 2001 between Registrant, the Export-Import Bank of the United States and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.35 to the 2001 Form 10-K).

          10.27 Loan and Security Agreement (Non-Exim Facility) dated April 5, 2001 between Registrant and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.36 to the 2001 Form 10-K).

          10.28 Loan and Security Agreement (Exim Facility) dated April 5, 2001 between Registrant and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.37 to the 2001 Form 10-K).

          10.29** Supply, Development and License Agreement dated October 22, 2002, between the Registrant and JDS Uniphase Corporation (incorporated by reference to Exhibit 10.1 to the 2002 First Quarter 10-Q).

          10.30*    2001 Stock Option Plan (incorporated by reference to Exhibit
                    74.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 11, 2001 (No. 333-71374).

          21.1      Subsidiaries of the Registrant.

          23.1      Consent of Independent Auditors.

          24.1 Power of Attorney (See Signature Page to this Annual Report on Form 10-K).

----------
*     Management contract or compensatory plan or arrangement.
** Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.
+     Schedules have been omitted and will be provided to the SEC upon request.

(b)   Reports on Form 8-K.

      On April 26, 2002, a Form 8-K was filed by Adept under Item 5 announcing its financial results for its third fiscal quarter ended March 30, 2002.

      On May 9, 2002, a Form 8-K was filed by Adept under Item 5announcing its completion of the sale of its assets of the CimStation Inspection business.

(c)   Exhibits.

      See Item 14(a)(3) above.

(d)   Financial Statement Schedules.

      See Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ADEPT TECHNOLOGY, INC.


                                      By: /s/ Michael W. Overby
                                          -------------------------
                                          Michael W. Overby
                                          Vice President, Finance and
                                          Chief Financial Officer


                                      By: /s/ Brian R. Carlisle
                                          -------------------------
                                          Brian R. Carlisle
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

Date: September 16, 2002

                                  CERTIFICATION

I, Brian R. Carlisle, Chairman of the Board of Directors and Chief Executive Officer of Adept Technology, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Adept Technology, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: September 16, 2002


      By: /s/ Brian R. Carlisle
          ----------------------------------
      Brian R. Carlisle
      Chairman of the Board of Directors and
      Chief Executive Officer
      (Principal Executive Officer)

I, Michael W. Overby, Vice President of Finance and Chief Financial Officer of Adept Technology, Inc., certify that:

      1. I have reviewed this annual report on Form 10-K of Adept Technology, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      Date: September 16, 2002


      By: /s/ Michael W. Overby
          -------------------------
      Michael W. Overby
      Vice President, Finance and
      Chief Financial Officer
      (Principal Financial Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                                    Title                                   Date
      ---------                                    -----                                   ----
/s/ Brian R. Carlisle    Chairman of the Board of Directors and Chief           September 16, 2002
---------------------    Executive Officer (Principal Executive Officer)
 (Brian R. Carlisle)

/s/ Michael W. Overby    Vice President, Finance and Chief Financial            September 16, 2002
---------------------    Officer (Principal Financial and Accounting
 (Michael W. Overby)     Officer)


 /s/ Bruce E. Shimano    Vice President, Research and Development,              September 16, 2002
 --------------------    Secretary and Director
  (Bruce E. Shimano)

/s/ Ronald E. F. Codd    Director                                               September 16, 2002
---------------------
 (Ronald E. F. Codd)

 /s/ Michael P. Kelly    Director                                               September 16, 2002
 --------------------
  (Michael P. Kelly)

   /s/ Cary R. Mock      Director                                               September 16, 2002
   ----------------
    (Cary R. Mock)

 /s/ John E. Pomeroy     Director                                               September 16, 2002
 -------------------
  (John E. Pomeroy)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ADEPT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors.........................  54

Consolidated Balance Sheets at June 30, 2002 and June 30, 2001.............  55

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.........................................  56

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.........................................  57

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 2002.............................  58

Notes to Consolidated Financial Statements.................................  59

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Adept Technology, Inc.

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 4, the Company has changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                                   /s/ Ernst & Young LLP

San Jose, California
July 29, 2002

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       June 30,            June 30,
                                                                                                         2002                2001
                                                                                                       ---------          ---------
ASSETS                                                                                                        (in thousands)
Current assets:
     Cash and cash equivalents ...............................................................         $  17,375          $  18,700
     Short-term investments ..................................................................             4,306              2,800
     Accounts receivable, less allowance for doubtful accounts of $832 in
          2002 and $742 in 2001 ..............................................................            12,500             21,272
     Inventories .............................................................................            11,189             17,750
     Deferred tax assets and other current assets ............................................               854              2,069
                                                                                                       ---------          ---------
         Total current assets ................................................................            46,224             62,591

Property and equipment at cost ...............................................................            12,688             34,520
Less accumulated depreciation and amortization ...............................................             6,965             23,789
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             5,723             10,731
Goodwill .....................................................................................             6,889             14,596
Other intangibles ............................................................................             1,124              1,736
Other assets .................................................................................             2,534              5,919
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  62,494          $  95,573
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable ........................................................................         $   6,561          $  10,369
     Accrued payroll and related expenses ....................................................             2,463              5,267
     Accrued warranty ........................................................................             1,566              2,072
     Deferred revenue ........................................................................               637              2,061
     Accrued restructuring charges ...........................................................             1,909                 --
     Other accrued liabilities ...............................................................             5,762              3,038
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            18,898             22,807

Long term liabilities:
     Restructuring charges ...................................................................             1,450                 --
     Deferred income tax and other long term liabilities .....................................             1,242              1,284

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at June 30, 2002; and none issued and outstanding at June 30, 2001
  (liquidation preference  - $25,000) ........................................................            25,000                 --

Shareholders' equity:
 Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding .............................................................................                --                 --
 Common stock, no par value:  70,000 shares authorized, 14,051 shares issued
     and outstanding in 2002, and 13,165 shares in 2001 ......................................           107,384            103,138
 Accumulated deficit .........................................................................           (91,480)           (31,656)
                                                                                                       ---------          ---------
         Total shareholders' equity ..........................................................            15,904             71,482
                                                                                                       ---------          ---------
         Total liabilities, redeemable convertible preferred stock and shareholders'
           equity ............................................................................         $  62,494          $  95,573
                                                                                                       =========          =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year Ended June 30,
                                                                                    -----------------------------------------------
                                                                                      2002               2001               2000
                                                                                    ---------          ---------          ---------
                                                                                           (in thousands, except per share data)
Net revenues ..............................................................         $  57,039          $ 100,313          $  99,212
Cost of revenues ..........................................................            37,868             65,303             56,173
                                                                                    ---------          ---------          ---------
Gross margin ..............................................................            19,171             35,010             43,039
Operating expenses:
      Research, development and engineering ...............................            20,398             22,727             14,629
      Selling, general and administrative .................................            28,994             36,002             29,503
      Restructuring charges ...............................................            17,659                 --                 --
      Merger-related charges ..............................................                --                 --                988
      Amortization of goodwill and other intangibles ......................               725              6,818                685
      Impairment of goodwill ..............................................             6,608                 --                 --
      Gain on sale of assets ..............................................            (1,566)                --                 --
                                                                                    ---------          ---------          ---------
Total operating expenses ..................................................            72,818             65,547             45,805
                                                                                    ---------          ---------          ---------

Operating loss ............................................................           (53,647)           (30,537)            (2,766)

Interest income ...........................................................               441                745              1,031
Interest and other expense ................................................                 3                 12                285
                                                                                    ---------          ---------          ---------

Loss before income taxes and cumulative effect of change in
  accounting principle ....................................................           (53,209)           (29,804)            (2,020)
Provision for (benefit from) income taxes .................................            (3,358)             5,396               (593)
                                                                                    ---------          ---------          ---------
Loss before cumulative effect of change in accounting principle ...........           (49,851)           (35,200)            (1,427)
Cumulative effect of change in accounting principle .......................            (9,973)                --                 --
                                                                                    ---------          ---------          ---------
Net loss ..................................................................         $ (59,824)         $ (35,200)         $  (1,427)
                                                                                    =========          =========          =========

Basic and diluted net loss per share:

      Before cumulative effect of change in accounting principle ..........         $   (3.64)         $   (3.02)         $   (0.15)
      Cumulative effect of change in accounting principle .................             (0.73)                --                 --
                                                                                    ---------          ---------          ---------
      After cumulative effect of change in accounting principle ...........         $   (4.37)         $   (3.02)         $   (0.15)
                                                                                    =========          =========          =========

Number of shares used in computing per share amounts:

      Basic ...............................................................            13,691             11,637              9,774
                                                                                    =========          =========          =========
      Diluted .............................................................            13,691             11,637              9,774
                                                                                    =========          =========          =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended June 30,
                                                                                             --------------------------------------
                                                                                                        (in thousands)
                                                                                               2002           2001           2000
                                                                                             --------       --------       --------
Operating activities
 Net loss .............................................................................      $(59,824)      $(35,200)      $ (1,427)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle ...............................         9,973             --             --
    Depreciation ......................................................................         3,011          3,646          3,140
    Amortization ......................................................................           725          6,818            843
    Asset impairment charges ..........................................................         9,167             --             --
    Goodwill impairment ...............................................................         6,608             --             --
    Provision for inventory ...........................................................            --          4,839          1,256
    Deferred income taxes .............................................................           134          4,971           (834)
    (Gain) loss on disposal of property and equipment .................................           461             37            (50)
    Gain on sale of assets ............................................................        (1,566)            --             --
    Tax benefit from stock plans ......................................................            --             --            591
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable ............................................................         9,384          4,358         (5,581)
       Inventories ....................................................................         3,469         (7,436)        (4,846)
       Other current assets ...........................................................         1,247            303           (152)
       Other assets ...................................................................         1,986         (1,024)        (1,279)
       Accounts payable ...............................................................        (4,114)        (1,207)         3,695
       Accrued expenses ...............................................................        (3,506)          (226)         2,071
       Other accrued liabilities ......................................................         1,301            803         (1,068)
       Accrued restructuring charges ..................................................         3,359             --             --
                                                                                             --------       --------       --------
    Net cash used in operating activities .............................................       (18,185)       (19,318)        (3,641)
                                                                                             --------       --------       --------

Investing activities
    Business acquisitions .............................................................        (8,365)        (7,050)        (3,250)
    Purchase of property and equipment ................................................        (1,475)        (8,523)        (2,406)
    Proceeds from the sale of property and equipment ..................................            --             --            116
    Proceeds from sale of assets ......................................................         1,729             --             --
    Purchases of short-term available-for-sale investments ............................       (35,906)       (36,500)       (44,117)
    Sales of short-term available-for-sale investments ................................        34,400         40,650         52,367
                                                                                             --------       --------       --------
    Net cash (used in) provided by investing activities ...............................        (9,617)       (11,423)         2,710
                                                                                             --------       --------       --------

Financing activities
    Proceeds from issuance of redeemable convertible preferred stock ..................        25,000             --             --
    Proceeds from issuance of common stock, net .......................................            --         32,424             --
    Proceeds from employee stock incentive program and employee
       Stock purchase plan, net of repurchases and cancellations ......................         1,477          3,530          2,602
                                                                                             --------       --------       --------
    Net cash provided by financing activities .........................................        26,477         35,954          2,602
                                                                                             --------       --------       --------
Increase (decrease) in cash and cash equivalents ......................................        (1,325)         5,213          1,671
Cash and cash equivalents, beginning of period ........................................        18,700         13,487         11,816
                                                                                             --------       --------       --------
Cash and cash equivalents, end of period ..............................................      $ 17,375       $ 18,700       $ 13,487
                                                                                             ========       ========       ========

Supplemental disclosure of noncash activities:

Inventory capitalized into property and equipment including related tax ...............      $     --       $     --       $    228
Issuance of common stock pursuant to terms of HexaVision and CHAD
 acquisition agreements ...............................................................      $  2,769       $     --       $     --
Cash paid during the period for:
 Interest .............................................................................      $      5       $     12       $     --
 Taxes paid (refunded) ................................................................      $ (2,903)      $   (264)      $  1,373

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Retained
                                                                       Common Stock                 Earnings/             Total
                                                                 -------------------------        (Accumulated        Shareholders'
                                                                  Shares            Amount           Deficit)            Equity
                                                                 --------          --------          --------           --------
                                                                                         (in thousands)
Balance at June 30, 1999 .................................          9,459          $ 50,215          $  4,971           $ 55,186

       Common stock issued under employee stock
          incentive program and employee
          stock purchase plan ............................            518             2,602                --              2,602
       Tax benefit from stock plans ......................             --               591                --                591
       Common stock issued in connection with
          acquisitions ...................................            700            13,776                --             13,776
       Net loss and comprehensive loss ...................             --                --            (1,427)            (1,427)
                                                                 --------          --------          --------           --------

Balance at June 30, 2000 .................................         10,677          $ 67,184          $  3,544           $ 70,728

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..................................            488             3,530                --              3,530
       Common stock issued in conjunction with
          follow-on offering (less issuance
          costs of $1,056) ...............................          2,000            32,424                --             32,424
       Net loss and comprehensive loss ...................             --                --           (35,200)           (35,200)
                                                                 --------          --------          --------           --------

Balance at June 30, 2001 .................................         13,165          $103,138          $(31,656)          $ 71,482

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..................................            555             1,477                --              1,477
       Common stock issued in connection with
          acquisitions ...................................            331             2,769                --              2,769
       Net loss and comprehensive loss ...................             --                --           (59,824)           (59,824)
                                                                 --------          --------          --------           --------

Balance at June 30, 2002 .................................         14,051          $107,384          $(91,480)          $ 15,904
                                                                 ========          ========          ========           ========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Adept Technology, Inc. ("Adept" or the "Company") was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells factory automation components and systems for the food, communications, automotive, appliance, semiconductor, photonics, and life sciences industries throughout the world.

Basis of Presentation

The accompanying consolidated financial statements for the three-year period ended June 30, 2002 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation.

The notes to the Company's consolidated financial statements are for the three year period ended June 30, 2002. Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to the Company's fiscal year ended June 30.

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

Foreign Currency Translation

The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are sales and service entities. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. A translation gain resulting from the process of remeasuring foreign currency financial statements into U.S. dollars was $191,000 in 2002. Translation losses were $119,000, and $394,000 in 2001 and 2000, respectively. Foreign currency transaction losses were $786,000, $326,000 and $17,000 in 2002, 2001 and 2000, respectively.

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

At June 30, 2002 and 2001, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                June 30,
                                                         -----------------------
                                                          2002             2001
                                                         -------         -------
                                                             (in thousands)
Cash and cash equivalents
     Cash ......................................         $ 6,709         $ 2,747
     Money market funds ........................          10,666          15,953
                                                         -------         -------
Cash and cash equivalents ......................         $17,375         $18,700
                                                         =======         =======

Short-term investments
     Certificates of deposit ...................         $     6         $    --
     Auction rate securities ...................           4,300           2,800
                                                         -------         -------
Short-term investments .........................         $ 4,306         $ 2,800
                                                         =======         =======

Realized  gains or losses,  interest,  and  dividends  are  included in interest
income.   Realized  and  unrealized  gains  or  losses  from  available-for-sale securities were not material in 2002, 2001, or 2000.

Comprehensive Income

For the three-year period ended June 30, 2002, there were no significant differences between the Company's comprehensive loss and its net loss.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

                                                              June 30,
                                                     ---------------------------
                                                      2002                2001
                                                     -------             -------
                                                            (in thousands)
Raw materials ..........................             $ 4,952             $ 7,397
Work-in-process ........................               3,049               4,908
Finished goods .........................               3,188               5,445
                                                     -------             -------
                                                     $11,189             $17,750
                                                     =======             =======

Loans to Employees

Loans to employees, which consist of amounts advanced to non-officer employees of the Company in connection with employee relocation and retention, are summarized as follows:

                                                                  June 30,
                                                             -------------------
                                                             2002           2001
                                                             ----           ----
                                                               (in thousands)
Short-term loans to employees ....................           $ 25           $ 80
Long-term loans to employees .....................            162            415
                                                             ----           ----
                                                             $187           $495
                                                             ====           ====

Short-term loans to employees are included in other current assets. Long-term loans to employees are included in other assets.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                                   June 30,
                                                             -------------------
                                                               2002       2001
                                                             -------     -------
                                                                (in thousands)
Cost:
     Machinery and equipment ...........................     $ 3,042     $14,922
     Computer equipment ................................       5,806      14,779
     Office furniture and equipment ....................       3,840       4,819
                                                             -------     -------
                                                              12,688      34,520
     Accumulated depreciation and amortization .........       6,965      23,789
                                                             -------     -------
     Net property and equipment ........................     $ 5,723     $10,731
                                                             =======     =======

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Acquired Intangible Assets and Goodwill

Acquired intangible assets consist of purchased technology and non-compete agreements related to the Company's acquisitions accounted for using the purchase method. Prior to July 1, 2001, and the adoption of Statement of Financial Accounting Standard No. 142, amortization of these acquired intangible assets and goodwill was calculated on a straight-line basis over the following estimated useful lives of the assets:

      Purchased technology                2-4 years
      Non-compete agreements                4 years
      Goodwill                            2-4 years

Effective July 1, 2001, goodwill is no longer amortized but rather is subject to annual impairment tests (see Note 4 -- Effect of New Accounting Standards).

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations, including acquired intangible assets and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant industry or economic trends. When the Company determines that the carrying value of the intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model. Effective July 1, 2002, impairment of goodwill and impairment of other acquired intangible assets is being assessed according to new accounting guidelines (see Note 4 - Effect of New Accounting Standards).

Credit Facility

On April 9, 2001, the Company entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

our eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate.

Revenue Recognition

The Company recognizes product revenue in accordance with Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after the Company's normal payment terms, which are 30 to 90 days from the invoice date, the Company accounts for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, the Company recognizes revenue as the invoice becomes due. For certain of the Company's products in Japan where the Company maintains a pass-through arrangement with its reseller, all revenue is deferred until the Company receives payment from the end user. Revenue is otherwise deferred until these elements described above are met. The Company provides for the estimated cost of product warranties at the time revenue is recognized.

The Company recognizes software revenue, primarily related to its simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a final product acceptance form.

Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work.

For long-term, fixed contracts, the Company recognizes revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. The Company follows this method as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known.

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

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amounts charged to bad debt expense were $319,000, $214,000 and $516,000 in 2002, 2001 and 2000, respectively.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company received third party funding of $0 in 2002, $49,000 in 2001 and $309,000 in 2000. The Company has offset research, development and engineering expenses by the third party funding as the Company retains the rights to any technology that is developed.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $161,000 in 2002, $307,000 in 2001, and $224,000 in 2000. The Company does not incur any direct response advertising costs.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to follow Accounting Principles Board of Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award.

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), effective for fiscal years beginning after June 15, 2002, or July 1, 2002 for the Company. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company does not believe the adoption of SFAS 143 will have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001, or July 1, 2002 for the Company. SFAS 144 provides a single accounting model for, and supersedes previous guidance on, accounting and reporting for the impairment/disposal of long-lived assets. SFAS 144 sets new criteria for the
classification   of  an  asset   held-for-sale  and  changes  the  reporting  of
discontinued

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

operations. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 requires that any gains or losses on extinguishment of debt that were classified as an extraordinary item in prior periods that are not unusual in nature and infrequent in occurrence be reclassified to other income (expense), beginning fiscal 2003, with early adoption encouraged. The Company does not believe that the adoption of SFAS 145 will have a material impact on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue no. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company has not yet determined the impact that the adoption of SFAS 146 will have on its financial position or results of operations, if any.

Reclassifications

Certain amounts presented in the financial statements of prior years have been reclassified to conform to the 2002 presentation.

2. Mergers and Acquisitions

During the three-year period ended June 30, 2002, Adept acquired five companies:
CHAD Industries Inc., HexaVision Technologies Inc., NanoMotion Incorporated, Pensar-Tucson, Inc. and BYE/OASIS. These acquisitions are described below.

CHAD Industries Inc.

On October 9, 2001,  Adept  completed the acquisition of CHAD  Industries,  Inc.
(CHAD), a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD is the latest step in Adept's ongoing photonics automation strategy. Adept leverages CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in photonics automation. In addition, Adept supports CHAD's line of odd-form component assembly machines. Adept acquired all of the outstanding common shares of CHAD. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of five trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, Adept agreed to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. This acquisition was accounted for under the purchase method of accounting.

The purchase price of CHAD was allocated, based on an independent valuation, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the CHAD acquisition, below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
   Cash paid on closing ......................................           $ 4,150
   Cash paid after one year ..................................             2,592
   Cash paid after two years .................................             1,615
   Stock issued at closing ...................................             1,556
   Transaction costs .........................................               150
                                                                         -------
      Total acquisition cost .................................           $10,063
                                                                         =======

 Purchase Price Allocation:
   Net book value of assets acquired .........................           $   553
   Identified intangible assets ..............................               430
   Goodwill ..................................................             9,080
                                                                         -------
      Total ..................................................           $10,063
                                                                         =======

The following unaudited pro forma summary results of operations data has been prepared assuming that the CHAD acquisition had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented.

(in thousands, except per share amounts)               2002             2001
                                                     ---------        ---------
Net revenues .................................       $  57,846        $ 106,113
Net loss .....................................       $ (60,179)       $ (35,755)
Basic and diluted net loss per share .........       $   (4.39)       $   (3.07)

HexaVision Technologies Inc.

On July 21, 2000, Adept acquired HexaVision Technologies Inc., now named Adept Technology Canada Co. ("HexaVision"), a Canadian corporation. HexaVision was a machine vision research and development company. Under the terms of the purchase agreement, Adept initially paid $5.5 million in cash, which includes transaction costs of $0.4 million, and issued shares of our common stock to the shareholders of HexaVision with a value of $1.1 million. The acquisition of HexaVision has been accounted for under the purchase method of accounting. Adept has included the results of operations of HexaVision in Adept's results of operations beginning July 21, 2000. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, Adept issued 116,000 shares of its common stock with a value of $1.1 million to the employees and former shareholders of HexaVision and released $313,000 in cash from an escrow account. On July 21, 2002, Adept made a second cash payment of $53,000 and released $1.4 million in cash from an escrow account to the employees and former shareholders of HexaVision. The contingency payments made and shares issued to the employees of HexaVision have been appropriately recorded as operating expenses. The contingency payments made and shares issued to the former shareholders of HexaVision have been allocated to goodwill and accounted for as additional purchase price.

The purchase price of HexaVision was allocated, based on an independent valuation, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Other intangible assets primarily represent developed technology and non-compete covenants. The allocation of the purchase price is based upon an independent valuation of the assets and liabilities of HexaVision.

For the HexaVision acquisition, below is a table of the acquisition cost and purchase price allocation:

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands)
Acquisition Cost:
   Cash ......................................................          $ 5,085
   Transaction costs .........................................              409
Contingency payments and share issuances:
    Common stock .............................................              794
    Cash .....................................................            1,267
                                                                        -------
      Total acquisition cost .................................          $ 7,555
                                                                        =======

Purchase Price Allocation
   Net liabilities assumed ...................................          $  (629)
   Developed and core technology .............................              201
   Goodwill ..................................................            7,983
                                                                        -------
      Total ..................................................          $ 7,555
                                                                        =======

The following unaudited pro forma summary results of operations data has been prepared assuming that the HexaVision acquisition had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented. As the acquisition was completed on July 21, 2000, pro forma results for the fiscal year ended June 30, 2001 would not differ materially from the actual results.

(in thousands, except per share amounts)                                 2000
                                                                       --------
Net revenues ...............................................           $ 99,311
Net loss ...................................................           $ (5,502)
Basic and diluted net loss per share .......................           $  (0.56)

NanoMotion

On May 31, 2000, the Company completed the acquisition of NanoMotion Incorporated, a California corporation. NanoMotion was a manufacturer of ultra-high precision positioning and alignment devices for nanometer-scale movement, positioning and alignment for the fiber optic, semiconductor and metrology, or precision machining, markets. In connection with the acquisition, the Company issued 600,000 shares of its common stock valued at $21 per share to the shareholders of NanoMotion which was the fair market value of Adept's common stock at May 31, 2000, paid $250,000 in cash and incurred $46,000 in transaction costs, resulting in a total purchase price of $12.9 million. The acquisition of NanoMotion was accounted for as a purchase, and the financial results of NanoMotion have been included in Adept's consolidated financial results since May 31, 2000.

Pensar

On April 28, 2000, the Company completed the acquisition of Pensar-Tucson, Inc., an Arizona corporation. Pensar was a design and engineering company, which integrates factory automation systems. In connection with the acquisition, the Company issued 100,000 shares of its common stock valued at $11.75 per share to the shareholders of Pensar, which was the fair market value of Adept's common stock at April 28, 2000. In addition, the Company paid $3.0 million in cash and incurred $37,000 in transaction costs, resulting in a total purchase price of $4.2 million. The acquisition was accounted for as a purchase. The financial results of Pensar have been included in Adept's financial results since April 28, 2000. In March 2002, the Company closed its Tucson operations and wrote off all related assets obtained in the acquisition of Pensar-Tucson, Inc. since these assets have no future value to the Company.

The purchase prices of NanoMotion and Pensar were allocated, based on an independent valuation, to goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their estimated fair value. Other intangible assets primarily represent developed technology.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For the NanoMotion and Pensar acquisitions, below is a table of the acquisition cost and purchase price allocation, in thousands:

Acquisition Cost:
Common stock ..............................................            $ 13,776
Cash ......................................................               3,250
Transaction costs .........................................                  83
                                                                       --------
     Total acquisition cost ...............................            $ 17,109
                                                                       ========
Purchase Price Allocation:
 Net tangible assets ......................................            $    230
  Developed and core technology ...........................               1,120
  Non-compete covenant ....................................                 380
  Goodwill ................................................              16,138
  Deferred tax liability ..................................                (759)
                                                                       --------
     Total ................................................            $ 17,109
                                                                       ========

BYE/OASIS

On July 16, 1999, the Company completed the acquisition of BYE/OASIS Engineering, Inc., a Texas corporation. BYE/OASIS was a leading manufacturer of environmental filtering and control systems and wafer cassette handling devices for the microelectronics industry. In connection with the acquisition, the Company issued 720,008 shares of its common stock to the shareholders of BYE/OASIS. In addition, the Company assumed outstanding options to acquire BYE/OASIS shares, which were converted into options to acquire 185,361 shares of Adept's common stock. The acquisition was accounted for using the pooling of interests method and accordingly all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of BYE/OASIS. The Company incurred charges of $988,000 relating to the acquisition of BYE/OASIS and the closure of BYE/OASIS facilities in Texas. Included in this amount were merger-related expenses of $558,000, expenses relating to the closure of facilities in Texas of $195,000, and other expenses relating to the acquisition of $235,000.

Prior to the merger, BYE/OASIS's fiscal year ended on September 30. BYE/OASIS's prior period financial statements have been restated to conform to Adept's year-end.

The following information presents certain income statement data of the separate companies for the periods preceding the merger:

(in thousands)                                                           1999
                                                                       --------
Net sales
  Adept ..................................................             $ 82,027
  BYE/OASIS ..............................................                5,347
                                                                       --------
     Total sales .........................................             $ 87,374
                                                                       ========
Net (loss) income
  Adept ..................................................             $  2,622
  BYE/OASIS ..............................................                 (111)
                                                                       --------
     Total net income (loss) .............................             $  2,511
                                                                       ========

Revenue generated for the period from July 1, 1999 through July 16, 1999 (date of acquisition) was not significant.

3. Restructuring Charges

During the year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, was required to implement additional restructuring measures during the third quarter of fiscal 2002. The Company has recorded total restructuring charges of $17.7 million, related to the exiting of certain non-strategic product lines, the consolidation of excess manufacturing and support

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

facilities and reduction in workforce. Of the $17.7 million restructuring charge, Adept recorded $5.3 million in the three months ended March 30, 2002 and $12.4 million in the three months ended September 30, 2001.

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                                                            Amounts         Amounts         Amounts         Amounts
                                                            Utilized        Utilized        Utilized        Utilized        Balance
                                                           Q1 Fiscal       Q2 Fiscal       Q3 Fiscal       Q4 Fiscal        June 30,
(in thousands)                              Charges           2002           2002             2002            2002            2002
                                            -------         -------         -------         -------         -------         -------
Employee severance costs ...........        $ 1,692         $   555         $   370         $   187         $   454         $   126
Lease commitments ..................          6,800             186              94           2,909             472           3,139
Asset impairment charges ...........          9,167           5,601              --           3,472              --              94
                                            -------         -------         -------         -------         -------         -------
   Total ...........................        $17,659         $ 6,342         $   464         $ 6,568         $   926         $ 3,359
                                            =======         =======         =======         =======         =======         =======

Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all three of the reportable business segments and at June 30, 2002 all of the affected employees have ceased employment with the Company. Lease commitments of $6.8 million result from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines and goodwill and other intangible assets write-off of $2.6 million. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer has value to the Company due to the closure of its Tucson, Arizona operations in March 2002. At June 30, 2002, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements.

4. Effect of New Accounting Standards - Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Adept has adopted SFAS 141, and this adoption did not have a material effect on Adept's financial position or results of operations.

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite lives will be amortized over those useful lives. SFAS 142 requires that the first of two impairment tests be completed within six months of adoption. Adept implemented SFAS 142 on July 1, 2001 and completed the measurement of the impairment loss in the third quarter of fiscal 2002. An impairment loss of $10.0 million resulting from the adoption of SFAS 142 was recorded as a cumulative effect of a change in accounting principle as of July 1, 2001. SFAS 142 requires goodwill and intangible assets to be evaluated for impairment at least annually and we have chosen April 1, as the annual date to conduct this evaluation. As of April 1, 2002 Adept recorded an impairment loss of $6.6 million as a component of operating expenses as a result of the annual impairment update. The impairment charges are determined using a fair value approach, using the discounted cash flow method.

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net income and earnings per share information for the fiscal years 2002, 2001and 2000 adjusted for the non-amortization provisions of SFAS 142.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                             Fiscal year ended
                                                                           --------------------------------------------------------
            (in thousands)                                                 June 30, 2002        June 30, 2001         June 30, 2000
                                                                           -------------        -------------         -------------
Net loss before cumulative effect of change
   in accounting principle ..........................................         $(49,851)            $(35,200)            $ (1,427)
Add back goodwill amortization ......................................               --                6,097                  685
                                                                              --------             --------             --------
Adjusted net income .................................................         $(49,851)            $(29,103)            $   (742)
Cumulative effect of change in accounting principle .................           (9,973)                  --                   --
                                                                              --------             --------             --------
Net loss after cumulative effect of change
   in accounting principle ..........................................         $(59,824)            $(29,103)            $   (742)
Weighted average shares outstanding:
   Basic ............................................................           13,691               11,637                9,774
                                                                              ========             ========             ========
   Diluted ..........................................................           13,691               11,637                9,774
                                                                              ========             ========             ========
Basic and diluted earnings per common share:
Reported loss before cumulative effect of
  change in accounting principle ....................................         $  (3.64)            $  (3.02)            $  (0.15)
Add back goodwill amortization ......................................               --                 0.05                 0.07
                                                                              --------             --------             --------
Adjusted loss before cumulative effect of
  change in accounting principle ....................................         $  (3.64)            $  (2.97)            $  (0.08)
Cumulative effect of change in accounting principle .................            (0.73)                  --                   --
                                                                              --------             --------             --------
Adjusted net loss ...................................................         $  (4.37)            $  (2.97)            $  (0.08)
                                                                              ========             ========             ========

Acquired Intangible Assets

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

(in thousands)                                     As of June 30, 2002
                                      -----------------------------------------------
                                      Gross Carrying   Accumulated       Net Carrying
Amortized intangible assets                Amount      Amortization         Amount
  Developed technology ..........         $ 1,751         $  (809)         $   942
  Non-compete agreements ........             380            (198)             182
                                          -------         -------          -------
     Total ......................         $ 2,131         $(1,007)         $ 1,124
                                          =======         =======          =======

The aggregate amortization expense for year ended June 30, 2002 totaled $725,000 and the estimated amortization expense for the next five years are as follows:

          (in thousands)                          Amount
                                                  ------
          For fiscal year ended 2003              $  565
          For fiscal year ended 2004                 487
          For fiscal year ended 2005                  72
                                                  ------
                                                  $1,124
                                                  ======

Goodwill

Consistent with the guidance of SFAS 142, Adept has chosen to apply the income approach as its primary indicator of value. Adept has also utilized the market approach to confirm the reasonableness of the value indicated by the income approach. The specific methodologies employed included the discounted cash flow method and the comparable company approach. Based on the impairment analysis as of July 1, 2001, the fair values of the goodwill of the Nanomotion and HexaVision reporting units were less than their respective carrying values. Accordingly, there was evidence of goodwill impairment in both reporting units. Adept reported the $10.0 million impairment as the cumulative effect of change in accounting principle upon the adoption of SFAS 142.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Additionally, as a result of the closure of Adept's Tucson, Arizona operations in March 2002, management determined that the goodwill related to the Pensar-Tucson acquisition in April 2000 was impaired and recorded a goodwill impairment loss of $2.5 million during the three months ended March 30, 2002.

In the fourth quarter of 2002, Adept performed the annual impairment update, which resulted in a goodwill impairment of $6.6 million. This impairment primarily results from declines in market conditions subsequent to the acquisition of CHAD in October 2001. This impairment was recorded as a component of operating expenses as required by SFAS 142.

The changes in the carrying amount of goodwill for the year ended June 30, 2002 are as follows:

(in thousands)                                        Nanomotion       HexaVision         Pensar            CHAD            Totals
                                                      ----------       ----------        --------         --------         --------
Balance at June 30, 2001 ......................        $  8,542         $  3,599         $  2,455         $     --         $ 14,596
Additions to goodwill .........................             125            2,124               --            9,080           11,329
Cumulative effect of change
   in accounting principle ....................          (8,667)          (1,306)              --               --           (9,973)
Impairment of goodwill ........................              --           (2,023)              --           (4,585)          (6,608)
Goodwill write-off related
   to closure of manufacturing facility .......              --               --           (2,455)              --           (2,455)
                                                       --------         --------         --------         --------         --------
Balance at June 30, 2002 ......................        $     --         $  2,394         $     --         $  4,495         $  6,889
                                                       ========         ========         ========         ========         ========

The Nanomotion, HexaVision, Pensar and CHAD reporting units all fall in the AMH segment.

5. Derivative Financial Instruments

A foreign currency hedging program is used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are included under selling, general and administrative expenses in the consolidated statement of operations. A loss of $728,000 was recognized for the year ended June 30, 2002 and a gain of $322,000 was recognized for the year ended June 30, 2001. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at June 30, 2002. The Company has deferred recognition of a transaction loss of $83,500, relating to foreign exchange contracts. The Company realized this transaction loss in the first quarter of fiscal 2003, as an offset to the related foreign exchange gain.

6. Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)                                                            Leases
                                                                         -------
Fiscal Year
  2003 ...................................................               $ 8,036
  2004 ...................................................                 6,727
  2005 ...................................................                 5,360
  2006 ...................................................                 4,991
  2007 ...................................................                 4,903
  Later years ............................................                27,569
                                                                         -------
Total minimum lease payments .............................               $57,586
                                                                         =======

Rent expense was $6.4 million in 2002. The Company did not record any sublease income during fiscal 2002. Rent expense, net of sublease income of $16,000 and $18,480, was $4.1 million in 2001 and $3.0 million in 2000, respectively.

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

7. Redeemable Convertible Preferred Stock

On October 29, 2001 and in connection with the signing of a joint development agreement, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that as waived by the preferred stockholder, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05 other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Adept has the right, but not the obligation at any time, to redeem shares of Series A Preferred which, if converted, would result in the issuance of shares of common stock using a denominator of $2.05 for determination of the conversion rate less the number of shares of common stock issuable using a denominator of $4.09 for determination of the conversion rate. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If Adept redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note,

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of Adept. Since such a change may be outside of management's control and would trigger the redemption of the preferred stock, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

At June 30, 2002, Adept completed two of five quarterly expenditures of $1.0 million, which are being made pursuant to the joint development agreement with the accredited investor. At June 30, 2002, the remaining quarterly expenditures of $1.0 million are to be made over the next three quarters for a total of $3.0 million.


8. Shareholders' Equity

Preferred Stock

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. This amount has been reduced by 100,000 shares, which have reserved as redeemable convertible preferred stock in connection with the Company's joint development agreement with an accredited investor.

Common Stock

In August 2000, the Board of Directors amended the Company's Restated Articles of Incorporation, approving an increase in the number of authorized shares of its common stock from 25.0 million to 70.0 million shares. The shareholders approved this amendment on November 10, 2000.

The Company has reserved shares of common stock for future issuance at June 30, 2002 as follows:

(in thousands)
Stock options outstanding ........................................         3,338
Stock options available for grant ................................         2,688
Conversion of redeemable convertible Preferred Stock .............         3,056
Employee stock purchase plan shares issued .......................         1,061
Employee stock purchase plan shares available for purchase .......           496
                                                                          ------
                                                                          10,639
                                                                          ======

Follow-on offering

On February 18, 2001, the Company completed a public offering of its common stock. The Company sold a total of two million shares of common stock at a price of $18.00 per share. The offering resulted in net proceeds to the Company of approximately $32.4 million, net of an underwriting discount of $2.5 million and offering expenses of $1.1 million.

Stock Option Plans

The Company's 1993 Stock Plan (the "1993 Plan") was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. The 1993 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options and common stock purchased pursuant to stock purchase rights granted under the 1993 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option exercisable at that time and an additional

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

1/48th of the shares subject to the option becoming exercisable each month thereafter. Upon the voluntary or involuntary termination of employment (including as a result of death or disability) by a holder of unvested shares of the Company's common stock purchased pursuant to stock purchase rights granted under the 1993 Plan, the Company may exercise an option to repurchase such shares at their original issue price. The terms of the options granted under the 1993 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant.

On August 12, 1999, the Board of Directors authorized an increase of one million shares issuable under the 1993 Plan, which was approved by the shareholders in November 1999. In August 2000, the 1993 Plan was amended by the Board of Directors to increase the number of shares authorized for issuance under the 1993 Plan by an additional one million shares. This amendment was approved by the Company's shareholders on November 10, 2000.

The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company's common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. During each of the years in the two-year period ended June 30, 2002, 12,000 options were granted and no options were exercised.

The options may be exercised at the time or times determined by the Board of Directors.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan") and provided that 2,600,000 shares of common stock be reserved for issuance under the 2001 Plan. Options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees' salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company's common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee's discretion, options granted for reduction of at will employees' salaries will vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant.

The following table summarizes option activities under the Company's stock option plans:

                                                                                         Options
                                                            ------------------------------------------------------------------
                                                            Available        No. of Shares      Aggregate      Weighted Average
                                                            for Grant         Outstanding         Price         Exercise Price
                                                            ---------        -------------      ---------      ---------------
                                                                              (in thousands, except per share data)
Balance at June 30, 1999 ............................           614              1,404              9,498             6.76
  Additional shares authorized ......................         1,000                 --                 --               --
  Granted ...........................................          (845)               845              5,765             6.83
  Canceled ..........................................           197               (197)            (1,268)            6.45
  Exercised .........................................            --               (308)            (1,518)            4.92
                                                              -----              -----           --------           ------
Balance at June 30, 2000 ............................           966              1,744           $ 12,477           $ 7.15
                                                              =====              =====           ========           ======
  Additional shares authorized ......................         1,000                 --                 --               --
  Granted ...........................................          (844)               844             16,285            19.29
  Canceled ..........................................           122               (122)            (2,584)           21.18
  Exercised .........................................            --               (252)            (1,370)            5.44
                                                              -----              -----           --------           ------
Balance at June 30, 2001 ............................         1,244              2,214           $ 24,808           $11.21
                                                              =====              =====           ========           ======
  Additional shares authorized ......................         2,600                 --                 --               --
  Granted ...........................................        (1,619)             1,619              5,852             3.61
  Canceled ..........................................           463               (463)            (4,594)            9.92
  Exercised .........................................            --                (32)              (120)            3.74
                                                              -----              -----           --------           ------
Balance at June 30, 2002 ............................         2,688              3,338           $ 25,946           $ 7.77
                                                              =====              =====           ========           ======

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at June 30, 2002:

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                      Options Outstanding                      Options Exercisable
                          --------------------------------------------      --------------------------
                                           Weighted
                                            Average          Weighted                        Weighted
                                           Remaining          Average                         Average
Range of Exercise           Options       Contractual        Exercise         Options        Exercise
     Prices               Outstanding        Life              Price        Exercisable        Price
-----------------         -----------     -----------        ---------      -----------     ----------
$ 0.34  -  $ 2.45            46,116          7.09             $  1.30          27,366         $  0.51
$ 2.79  -  $ 2.84           496,853          9.84             $  2.79           9,855         $  2.79
$ 3.26  -  $ 4.64           909,352          9.07             $  3.72         430,379         $  3.55
$ 5.56  -  $ 7.00           786,502          6.07             $  6.39         675,214         $  6.43
$ 7.03  -  $ 8.40           354,540          8.39             $  7.71         131,869         $  7.58
$ 9.00  -  $13.81           338,765          7.37             $ 10.31         188,627         $ 10.69
$14.75  -  $24.50           381,765          8.09             $ 22.80         176,598         $ 24.12
$37.00  -  $49.75            23,812          8.21             $ 47.40          10,577         $ 47.31
                          ---------                                         ---------
$ 0.34  -  $49.75         3,337,705          8.09             $  7.77       1,650,485         $  8.15
                          =========                                         =========

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

As of June 30, 2002, 1,061,000 shares of the Company's common stock were issued under the 1998 ESPP and 496,000 shares remain unissued under the 1998 ESPP.

Stock Based Compensation

At June 30, 2002, the Company had four stock-based compensation plans as described above. The Company applies APB 25 and related interpretations in accounting for its compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its ESPP. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

(in thousands, except per share data)                                                              June 30,
                                                                                 -------------------------------------------
                                                                                   2002              2001             2000
                                                                                 --------          --------          -------
Net (loss) income
As reported ............................................................         ($59,824)         ($35,200)         ($1,427)
 Pro forma .............................................................         ($67,196)         ($43,165)         ($5,532)

Basic and diluted net (loss) income per share
As reported ............................................................         ($  4.37)         ($  3.02)         ($ 0.15)
 Pro forma .............................................................         ($  4.91)         ($  3.71)         ($ 0.57)

Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995 and future years will include the impact of future stock option grants, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2002, 2001 and 2000: risk-free interest rates of 4.10% for 2002, 3.83% for 2001 and 6.04% for 2000; a dividend yield of 0% for all three years; a weighted-average expected life of
7.86 years for 2002, 8.6 years for 2001 and 3.1 years for 2000; and a volatility factor of the expected market price of the Company's common stock of 1.74 for 2002, 1.54 for 2001 and 1.02 for 2000. The weighted average grant date fair value of options was $3.53 for options granted in 2002, $18.86 in 2001 and $6.65 in 2000.

Compensation cost is estimated for the fair value of the employees' purchase rights under the ESPP using the Black-Scholes model with the following assumptions for rights granted in 2002, 2001 and 2000: a dividend yield of 0% for all three years; expected life of six months for all three years; expected volatility of 2.17 for 2002, 1.17 for 2001 and 1.02 for 2000; and a risk-free interest rate of 4.63% for 2002, 5.6% for 2001 and 5.81% for 2000. The weighted average fair market value of the purchase rights granted was $4.38 for rights granted in 2002, $8.19 in 2001 and $3.35 for 2000.

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

9. Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which employees are eligible to participate. The Company suspended its 401K matching contributions to reduce costs beginning in January 2002. The Company's matching contributions were $255,000, $600,000 and $274,000 for fiscal years 2002, 2001 and 2000, respectively.

10. Income Taxes

The provision for (benefit from) income taxes consists of the following:

(in thousands)                                        Year Ended June 30,
                                                 ------------------------------
                                                  2002        2001       2000
                                                 -------     -------    -------
Current:
  Federal ...................................    $    --     $    --    $   161
  State .....................................         --          --        (86)
  Foreign ...................................        243         425        166
                                                 -------     -------    -------
Total current ...............................        243         425        241
Deferred:
  Federal ...................................     (3,601)      4,033       (515)
  State .....................................         --         938       (319)
                                                 -------     -------    -------
Total deferred ..............................     (3,358)      4,971       (834)
                                                 -------     -------    -------
Provision for (benefit from) income taxes ...    $(3,358)    $ 5,396    $  (593)
                                                 =======     =======    =======

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(in thousands)                                                                          Year Ended June 30,
                                                                         ----------------------------------------------
                                                                           2002               2001               2000
                                                                         --------           --------           --------
 Tax at federal statutory rate ..................................        $(21,487)          $(10,133)          $   (687)
 State taxes, net of federal benefit ............................          (1,248)            (1,387)               (33)
 Foreign taxes ..................................................             502                436                441
 Tax credits ....................................................             129             (1,082)              (791)
 Merger and acquisition related expenses ........................           5,547              1,373                255
 Non-deductible meals, entertainment and exchange losses ........             124                 65                125

Change in valuation allowance ...................................          13,025             16,179                 --
 Other ..........................................................              50                (55)                97
                                                                         --------           --------           --------
 Provision for (benefit from) income taxes ......................        $ (3,358)          $  5,396           $   (593)
                                                                         ========           ========           ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

(in thousands)                                                                        June 30,
                                                                              ------------------------
                                                                                2002            2001
                                                                              --------        --------
Deferred tax assets:
    Net operating loss carryforwards .....................................    $ 16,318        $  7,469
    Tax credit carryforwards .............................................       4,910           2,813
    Inventory valuation accounts .........................................       2,337           3,239
    Warranty accruals ....................................................         603             799
    Depreciation /amortization ...........................................       2,031             910
    Other accruals not currently deductible for tax purposes .............       2,575           3,275
    Capitalized research and development expenses ........................       1,944             660
    Other ................................................................       1,530             192
                                                                              --------        --------
    Total deferred tax assets ............................................      32,248          19,357
    Valuation allowance ..................................................     (31,819)        (18,794)
                                                                              --------        --------
    Net deferred tax assets ..............................................         429             563
                                                                              --------        --------

Deferred tax liabilities:
    Purchased intangibles ................................................        (429)           (563)
                                                                              --------        --------
    Net deferred tax liabilities .........................................        (429)           (563)
                                                                              --------        --------

Total net deferred tax assets ............................................    $     --        $     --
                                                                              ========        ========

The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002, allowing five-year carry back of net operating losses generated in 2001 and 2002. Consequently, the Company recorded a U.S. tax benefit of approximately $3,600,000 to reflect the carry back of the net operating loss generated in 2001 to obtain a refund of taxes previously paid.

For financial reporting purposes, the Company's deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company's ability to generate future taxable income. The change in the valuation allowance was a net increase of approximately $13.0 million and $17.9 million in 2002 and 2001, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $929,000, which has been fully offset by the valuation allowance. The deferred tax benefit associated the employee stock options will be credited to additional paid-in capital when realized.

At June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $44.3 million, which will expire in increments from 2003 through 2022 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $1.2 million, which will expire in increments from 2010 through 2012 if unused. The Company also had credit carryforwards of approximately $3.8 million, which will expire in increments from 2003 through 2022 if unused. Utilization of a portion of the net operating loss carryforwards and a portion of the tax credit carryforwards is limited to approximately $300,000 per year.

Pretax income (losses) from foreign operations was approximately $452,000 in 2002, $(754,000) in 2001, and $267,000 in 2000.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11. Net Loss Per Share

Net loss per share is calculated as follows:

                                                                                                      Year Ended June 30,
                                                                                         ------------------------------------------
                                                                                           2002             2001            2000
                                                                                         --------         --------         --------
                                                                                           (in thousands, except per share amounts)
Net loss before cumulative effect of change in accounting principle .............        $(49,851)        $(35,200)        $ (1,427)
Cumulative effect of change in accounting principle .............................        $ (9,973)        $     --         $     --
                                                                                         --------         --------         --------
Net loss after cumulative effect of change in accounting principle ..............        $(59,824)        $(35,200)        $ (1,427)
                                                                                         ========         ========         ========
 Weighted average shares outstanding:
     Basic ......................................................................          13,691           11,637            9,774
                                                                                         ========         ========         ========
     Diluted ....................................................................          13,691           11,637            9,774
                                                                                         ========         ========         ========

 Basic and diluted loss per common share:
     Loss before cumulative effect of change in accounting principle ............        $  (3.64)        $  (3.02)        $  (0.15)
     Cumulative effect of change in accounting principle ........................           (0.73)              --               --
                                                                                         --------         --------         --------
     Adjusted net loss ..........................................................        $  (4.37)        $  (3.02)        $  (0.15)
                                                                                         ========         ========         ========

If the Company had reported net income for the years ended June 30, 2002, 2001 or 2000, the calculation of diluted net income per share would have included additional common equivalent shares of approximately 515,000, 1,963,000 and 1,658,000, respectively, relating to outstanding employee stock options not included above (determined using the treasury stock method).

12. Segment Information

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

The SILMA Software ("SILMA") operations segment provides 3-D graphical simulation tools for assembly process design, simulation and analysis. In the fourth quarter of 2002, Adept completed the sale of certain assets of the CimStation Inspection portion of the SILMA business. The assets were sold for a purchase price of $2.0 million with $1.75 million paid in cash and the remaining $250,000 contingent payment to be paid based on certain revenue projections for the period July 1, 2001 through June 30, 2002 and are due to settle on or before September 30, 2002. Given the severity of the market downturn, it is unlikely the Company will realize the full contingency payment.

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

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

(in thousands)                                                                                  Year Ended June 30,
                                                                                  -------------------------------------------------
                                                                                    2002                2001                2000
                                                                                  ---------           ---------           ---------
Revenue:
      Assembly and Material Handling operations ........................          $  49,118           $  80,474           $  81,454
      Semiconductor operations .........................................              3,146              14,085              12,438
      SILMA Software operations ........................................              4,775               5,754               5,320
                                                                                  ---------           ---------           ---------
          Total revenue ................................................          $  57,039           $ 100,313           $  99,212
                                                                                  =========           =========           =========

Operating (loss) income:
      Assembly and Material Handling operations ........................          $   1,853           $   4,281           $  19,378
      Semiconductor operations .........................................             (2,700)              1,479               1,674
      SILMA Software operations ........................................                (50)               (926)               (548)
                                                                                  ---------           ---------           ---------
      Segment profit (loss) ............................................               (897)              4,834              20,504

      Unallocated research, development and engineering
         and selling, general and administrative .......................            (29,324)            (28,553)            (21,597)
      Restructuring charges ............................................            (17,659)                 --                  --
      Merger-related charges ...........................................                 --                  --                (988)
      Amortization of goodwill and other intangibles ...................               (725)             (6,818)               (685)
      Impairment of goodwill ...........................................             (6,608)                 --                  --
      Gain on sale of assets ...........................................              1,566                  --                  --
      Interest income ..................................................                441                 745               1,031
      Interest expense .................................................                 (3)                (12)               (285)
                                                                                  ---------           ---------           ---------
       Loss before income taxes and cumulative effect of
        change in accounting principle .................................          $ (53,209)          $ (29,804)          $  (2,020)
                                                                                  =========           =========           =========

Management also assesses the Company's performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

(in thousands)                                        Year Ended June 30,
                                              ----------------------------------
                                                2002         2001         2000
                                              --------     --------     --------
Revenue:
     United States ......................     $ 25,253     $ 63,896     $ 54,320
     Germany ............................        7,682       10,523       12,865
     France .............................       11,731       12,445       12,665
     Other European countries ...........        8,969       10,537       13,575
     All other countries ................        3,404        2,912        5,787
                                              --------     --------     --------
                                              $ 57,039     $100,313     $ 99,212
                                              ========     ========     ========

Long-lived assets:
     United States ......................     $ 15,812     $ 32,557     $ 24,888
     All other countries ................          458          426          469
                                              --------     --------     --------
          Total long-lived assets .......     $ 16,270     $ 32,983     $ 25,357
                                              ========     ========     ========

Total long-lived assets .................     $ 16,270     $ 32,983     $ 25,357
Other current assets ....................       46,224       62,590       68,166
                                              --------     --------     --------
          Total consolidated assets .....     $ 62,494     $ 95,573     $ 93,523
                                              ========     ========     ========

No single customer accounted for more than 10% of the Company's net revenues in 2002, 2001 or 2000.

                             ADEPT TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13. Subsequent Event (unaudited)

In August 2002, the Company acquired Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of the Company's technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. Under the terms of the agreement, the Company will issue 730,000 shares of its common stock to the shareholders of Meta with a value of $1.1 million. Additionally, a certain shareholder of Meta and certain of its affiliates will receive discounts and royalties based on certain product shipments through August 2008 in consideration for its shares of Meta stock. In connection with the acquisition, the Company entered into a $500,000 line of credit with Meta's lender terminating in September 2003 with Meta's lender bearing interest at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. The Company entered into a line of credit for up to $800,000 with a stockholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, for a one year term at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. In connection with the line of credit, 100,000 shares of the Company's common stock were issued to the lender, subject to certain cancellation rights. Any amounts borrowed under the line of credit shall be due and payable by August 2006.

Effective as of August 26, 2002, the Company and CIT mutually terminated the Company's revolving line of credit with CIT and the Company paid a $100,000 termination fee. Prior to termination, the Company had made no borrowings under this revolving line of credit.

                                                                     SCHEDULE II

                             ADEPT TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                    Balance         Additions
                                                       at           Charged to                            Balance
                                                   Beginning        Costs and                             at End
         Description                               of Period         Expenses        Deductions (1)      of Period
         -----------                               ---------         --------        --------------      ---------
Year ended June 30, 2000:
 Allowance for doubtful accounts                    $  716            $ 516             ($595)             $ 637

Year ended June 30, 2001:
 Allowance for doubtful accounts                       637              214             ( 109)               742

Year ended June 30, 2002:
 Allowance for doubtful accounts                       742              319             ( 229)               832

----------
(1)   Includes write offs net of recoveries.