Form 10-K/A
period 2002-06-30
ADEPT TECHNOLOGY INC
filed 2002-09-27
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to ______________.

Commission file number: 0-27122

                             ADEPT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

            California                                       94-2900635
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                       Identification Number)

50 Rose Orchard Way, San Jose, California                       95134
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

EXPLANATORY NOTE:

This amendment to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2002 is filed to include an amended Exhibit 23.1 which adds a reference to the Registrant's registration statement on Form S-3 (No. 333-75850) as a document to which the Registrant's independent accountants consent to the incorporation by reference of their report dated July 29, 2002, with respect to the consolidated financial statements and schedule of the Registrant included in the Annual Report on Form 10-K for the year ended June 30, 2002. The Registrant has made no further changes to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 25, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(3) Exhibits


         23.1*   Consent of Independent Auditors.


---------------

*  Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADEPT TECHNOLOGY, INC.

                                    By: /s/ Michael W. Overby
                                        ---------------------
                                        Michael W. Overby
                                        Vice President, Finance and
                                        Chief Financial Officer


Date: September 26, 2002