Form 10-Q
period 2002-09-28
ADEPT TECHNOLOGY INC
filed 2002-11-12
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2002

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

                                 YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding as of November 4, 2002 was 15,225,480.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

 Condensed Consolidated Balance Sheets
   September 28, 2002 and June 30, 2002.....................................  3

 Condensed Consolidated Statements of Operations
   Three months ended September 28, 2002 and September 29, 2001.............  4

 Condensed Consolidated Statements of Cash Flows
   Three months ended September 28, 2002 and September 29, 2001.............  5

Notes to Condensed Consolidated Financial Statements........................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................... 14

Item 3. Qualitative and Quantitative Disclosures About Market Risk.......... 34

Item 4. Controls and Procedures............................................. 34

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 35

Item 2. Changes in Securities and Use of Proceeds........................... 35

Item 6. Exhibits and Reports on Form 8-K.................................... 35

Signatures.................................................................. 37

Certifications.............................................................. 38

Index to Exhibits........................................................... 40

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                                              September 28,  June 30,
                                                                                  2002         2002
                                                                                  ----         ----
ASSETS
Current assets:
     Cash and cash equivalents ................................................  $  15,498   $  17,375
     Short-term investments ...................................................        806       4,306
     Accounts receivable, less allowance for doubtful accounts of $817 at
          September 28, 2002 and $832 at June 30, 2002 ........................     11,107      12,500
     Inventories ..............................................................     10,610      11,189
     Deferred tax assets and other current assets .............................      1,374         854
                                                                                 ---------   ---------
         Total current assets .................................................     39,395      46,224

Property and equipment at cost ................................................     13,114      12,688
Less accumulated depreciation and amortization ................................      7,810       6,965
                                                                                 ---------   ---------
Property and equipment, net ...................................................      5,304       5,723
Goodwill ......................................................................      7,562       6,889
Other intangibles .............................................................      1,754       1,124
Other assets ..................................................................      4,282       2,534
                                                                                 ---------   ---------
         Total assets .........................................................  $  58,297   $  62,494
                                                                                 =========   =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable .........................................................  $   8,617   $   6,561
     Accrued payroll and related expenses .....................................      2,099       2,463
     Accrued warranty .........................................................      1,669       1,566
     Deferred revenue .........................................................        974         637
     Accrued restructuring charges ............................................      2,140       1,909
     Other accrued liabilities ................................................      6,219       5,762
                                                                                 ---------   ---------
         Total current liabilities ............................................     21,718      18,898

Long term liabilities:
     Restructuring charges ....................................................      1,109       1,450
     Deferred income tax and other long term liabilities ......................      2,715       1,242

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  September 28, 2002 and June 30, 2002 (liquidation preference  - $25,000) ....     25,000      25,000

Shareholders' equity:
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ....................       --          --
 Common stock, no par value:
      70,000 shares authorized, 14,881 and 14,051 shares issued and outstanding    108,321     107,384
      at September 28, 2002 and June 30, 2002, respectively
 Accumulated deficit ..........................................................   (100,566)    (91,480)
                                                                                 ---------   ---------
         Total shareholders' equity ...........................................      7,755      15,904
                                                                                 ---------   ---------
         Total liabilities, redeemable convertible preferred stock and shareholders'
           Equity .............................................................  $  58,297   $  62,494
                                                                                 =========   =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                  Three months ended
                                                                                  ------------------
                                                                            September 28,      September 29,
                                                                            -------------      -------------
                                                                               2002                2001
                                                                               ----                ----
Net revenues ........................................................        $ 10,275            $ 13,385
Cost of revenues ....................................................           8,256               8,737
                                                                             --------            --------
Gross margin ........................................................           2,019               4,648
Operating expenses:
      Research, development and engineering .........................           3,522               5,838
      Selling, general and administrative ...........................           6,445               7,714
      Restructuring charges .........................................           1,136              12,336
      Amortization of goodwill and other intangibles ................             150                 180
                                                                             --------            --------
Total operating expenses ............................................          11,253              26,068
                                                                             --------            --------

Operating loss ......................................................          (9,234)            (21,420)

Interest income, net ................................................             179                  83
                                                                             --------            --------

Loss before income taxes and cumulative effect of change in
  accounting principle ..............................................          (9,055)            (21,337)
Provision for income taxes ..........................................              31                  81
                                                                             --------            --------
Net loss before cumulative effect of change in accounting principle .          (9,086)            (21,418)
Cumulative effect of change in accounting principle* ................            --                (9,973)
                                                                             --------            --------
Net loss ............................................................        $ (9,086)           $(31,391)
                                                                             ========            ========

Basic and diluted net loss per share:
       Before cumulative effect of change in accounting principle ...        $  (0.63)           $  (1.63)
                                                                             ========            ========
       After cumulative effect of change in accounting principle ....        $  (0.63)           $  (2.38)
                                                                             ========            ========

Number of shares used in computing per share amounts:

      Basic .........................................................          14,327              13,169
                                                                             ========            ========
      Diluted .......................................................          14,327              13,169
                                                                             ========            ========


* The cumulative effect of change in accounting principle of $10.0 million was originally reported in our results of operations in the Form 10-Q for the fiscal quarter ended March 30, 2002, when the amount of the impairment under SFAS 142 was determined. However, because the impairment relates to the effective date of SFAS 142, or July 1, 2001 for Adept Technology, Inc., the cumulative effect of change in accounting principle is properly reflected in the fiscal quarter ended September 29, 2001 in the table above.

                             See accompanying notes

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     Three months ended
                                                                                     ------------------
                                                                                September 28,   September 29,
                                                                                -------------   -------------
                                                                                    2002            2001
                                                                                    ----            ----
Operating activities
  Net loss                                                                        $ (9,086)       $(31,391)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                               --             9,973
    Depreciation                                                                       720           1,152
    Amortization                                                                       150             180
    Asset impairment charges                                                            15            --
    Write-off of property and equipment                                               --             5,601
    Loss on disposal of property and equipment                                           1            --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                            1,407           4,342
      Inventories                                                                      644            (326)
      Other current assets                                                            (628)           (622)
      Other assets                                                                  (1,523)            138
      Accounts payable                                                               1,921          (2,901)
      Other accrued liabilities                                                       (127)            792
      Accrued restructuring charges                                                   (110)          5,994
      Deferred income tax and other long term liabilities                            1,473             (13)
                                                                                  --------        --------
  Net cash used in operating activities                                             (5,143)         (7,081)
                                                                                  --------        --------

Investing activities
  Business acquisitions                                                                (89)             34
  Purchase of property and equipment                                                  (145)           (845)
  Purchases of short-term available-for-sale investments                            (9,275)         (1,400)
  Sales of short-term available-for-sale investments                                12,775           4,200
                                                                                  --------        --------
  Net cash provided by investing activities                                          3,266           1,989
                                                                                  --------        --------

Financing activities
  Proceeds from employee stock incentive program and employee
    stock purchase plan, net of repurchases and cancellations                         --                70
                                                                                  --------        --------
  Net cash provided by financing activities                                           --                70
                                                                                  --------        --------
Decrease in cash and cash equivalents                                               (1,877)         (5,022)
Cash and cash equivalents, beginning of period                                      17,375          18,700
                                                                                  --------        --------
Cash and cash equivalents, end of period                                          $ 15,498        $ 13,678
                                                                                  ========        ========

Supplemental disclosure of non-cash activities:
  Issuance of common stock pursuant to terms of Meta acquisition
    agreement                                                                     $    825        $   --
  Issuance of common stock into escrow pursuant to terms of line of credit
    agreement with Meta shareholder                                               $    113        $   --

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 25, 2002.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include only normal, recurring adjustments) that are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Financial Instruments

The Company's product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are paid in their respective local currency. The Company uses a foreign currency hedging program to hedge its exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities, are recognized in income. The Company recognized a loss relating to forward currency contracts of $93,600 for the three months ended September 28, 2002 and a loss of $354,000 for the three months ended September 29, 2001. The Company does not engage in currency speculation. Market value gains and losses on contracts are recognized currently, offsetting gains or losses on the associated receivables. Foreign currency transaction gains and losses are included in current earnings. Foreign exchange contracts totaled $1,660,050 at September 28, 2002, and $3,588,800 at September 29, 2001.

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.       Mergers and Acquisitions

On August 30, 2002, the Company completed the acquisition of a controlling interest in Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of the Company's technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends the Company's controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into Adept's new architecture using 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and Adept's HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in Adept's consolidated financial statements since August 30, 2002.

Under terms of the acquisition agreement, the Company issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of the Company's stock on the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been placed into escrow for the term of one year pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, the Company has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a former shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. In connection with the acquisition, the Company assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal (See Note 6). Additionally, the Company entered into a loan agreement for up to $800,000 with a shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, for a one year term at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain cancellation rights. The value of the 100,000 shares issued was determined based on the closing price of the Company's stock on the period of three trading days ended September 3, 2002, and has been classified as other assets in the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under the $800,000 loan agreement.

The purchase price of Meta was allocated, based on an independent valuation, to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

Below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
   Stock issued at closing.......................         $      825
   Long term debt assumed........................                511
   Transaction costs.............................                123
                                                          ----------
     Total acquisition cost......................         $    1,459
                                                          ==========

 Purchase Price Allocation:
   Net book value of assets acquired.............         $        6
   Identified intangible assets..................                780
   Goodwill......................................                673
                                                          ----------
     Total.......................................         $    1,459
                                                          ==========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Pro forma results for the three months ended September 29, 2001 and for the period from July 1, 2002 through August 30, 2002 (date of acquisition) have been omitted as such effects would not differ materially from the Company's actual results.

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                              September 28,        June 30,
              (in thousands)                      2002               2002
                                                  ----               ----

 Raw materials.........                         $  4,113           $  4,952
 Work-in-process.......                            3,110              3,049
 Finished goods........                            3,387              3,188
                                                --------           --------
                                                $ 10,610           $ 11,189
                                                ========           ========

5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                   September 28,    June 30,
                  (in thousands)                       2002           2002
                                                       ----           ----
 Cost:
 Machinery and equipment.........................    $    3,283     $    3,042
 Computer equipment..............................         5,887          5,806
 Office furniture and equipment..................         3,944          3,840
                                                     ----------     ----------
                                                         13,114         12,688
 Accumulated depreciation and amortization                7,810          6,965
                                                     ----------     ----------
 Net property and equipment......................    $    5,304     $    5,723
                                                     ----------     ==========

6.       Credit Facilities

On August 30, 2002, upon the closing of the acquisition of Meta, the Company assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition and at September 28, 2002. The credit facility does not contain any financial covenants and is secured by a $500,000 cash deposit with Paragon Commercial Bank. The cash deposit is recorded as other assets in the accompanying balance sheet.

On April 9, 2001, the Company entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. Effective as of August 26, 2002, the Company and CIT terminated the Company's revolving line of credit with CIT and paid a termination fee of $100,000. Prior to termination, the Company had made no borrowings under this revolving line of credit.

7.       Restructuring Charges

Fiscal 2002

During the year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, implemented additional restructuring measures during the third quarter of fiscal 2002. For fiscal 2002, the Company recorded total restructuring charges of $17.7 million, related to the exiting of certain non-strategic product lines, the consolidation of excess manufacturing and support facilities and reduction in workforce. Of the $17.7 million restructuring charge, Adept recorded $5.3 million in the three months ended March 30, 2002 and $12.4 million in the three months ended September 30, 2001.

The following table summarizes the significant components of the Company's fiscal 2002 restructuring at June 30, 2002:

                                                      Amounts          Amounts         Amounts         Amounts
                                                      Utilized        Utilized         Utilized        Utilized
                                      Charges        Q1 Fiscal       Q2 Fiscal        Q3 Fiscal       Q4 Fiscal        Balance
                                      -------        ---------       ----------       ----------      ----------       June 30,
         (in thousands)                                 2002            2002             2002            2002            2002
                                                        ----            ----             ----            ----            ----
 Employee severance costs..........  $  1,692       $      555     $       370      $       187     $       454     $       126
 Lease commitments.................     6,800              186              94            2,909             472           3,139
 Asset impairment charges..........     9,167            5,601              --            3,472              --              94
                                     ---------      ----------     -----------      -----------     -----------     -----------
   Total...........................  $  17,659      $    6,342     $       464      $     6,568     $       926     $     3,359
                                     =========      ==========     ===========      ===========     ===========     ===========

Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all three of the reportable business segments and at June 30, 2002 all of the affected employees had ceased employment with the Company. Lease commitments of $6.8 million result from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines and goodwill and other intangible assets write-off of $2.6 million. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer has value to the Company due to the closure of its Tucson, Arizona operations in March 2002.

Fiscal 2003

In response to continued weakness in customer demand, the Company implemented further restructuring measures during the first quarter of fiscal 2003. The Company recorded total restructuring charges of $1.1 million related primarily to a reduction in workforce during the three months ended September 28, 2002. Employee severance costs of $1.0 million represent a reduction of 79 employees in most functional areas across all three of the reportable business segments and at September 28, 2002, all of the affected employees had ceased employment with the Company. Lease commitments of $95,000 resulted from the consolidation of the Company's office in France into the Company's office in Germany. Asset impairment charges of $14,000 represent write-offs of abandoned assets.

The following table summarizes the significant components of the Company's first quarter fiscal 2003 restructuring at September 28, 2002:

                                                        Additional         Amounts
                                        Balance          Charges          Utilized           Balance
                                       June 30,         Q1 Fiscal        Q1 Fiscal        September 28,
          (in thousands)                 2002              2003             2003              2002
                                         ----              ----             ----              ----
 Employee severance costs...........  $    126        $     1,026       $       815      $       337
 Lease commitments..................     3,139                 95               416            2,818
 Asset impairment charges...........        94                 15                15               94
                                      --------        -----------       -----------      -----------
   Total............................  $  3,359        $     1,136       $     1,246      $     3,249
                                      ========        ===========       ===========      ===========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

At September 28, 2002, the long term accrued restructuring charges related to rent commitments on non-cancelable lease agreements expected to be paid beyond June 30, 2003.

7.       Redeemable Convertible Preferred Stock

On October 29, 2001 and in connection with the signing of a joint development agreement, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of October 29, 2002, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that as waived by the preferred stockholder, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05 other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Adept has the right, but not the obligation at any time, to redeem shares of Series A Preferred which, if converted, would result in the issuance of shares of common stock using a denominator of $2.05 for determination of the conversion rate less the number of shares of common stock issuable using a denominator of $4.09 for determination of the conversion rate. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If Adept redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events, including a change in control of Adept. Since such a change may be outside of management's control and may trigger the redemption of the preferred stock, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

Two of five quarterly expenditures of $1.0 million have been paid pursuant to the joint development agreement with the accredited investor.

8.       Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

realization is not assured as required by SFAS No. 109. For the quarter ended September 28, 2002, the Company has recorded a tax provision related to the operations of its French subsidiary.

9.       Goodwill and Intangible Assets

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

  (in thousands)                                                     As of September 28, 2002
                                                    -----------------------------------------------------------
                                                      Gross Carrying        Accumulated        Net Carrying
  Amortized intangible assets                             Amount            Amortization          Amount
     Developed technology                             $         2,531      $          (935)  $          1,596
     Non-compete agreements                                       380                 (222)               158
                                                     ----------------     -----------------  ----------------
        Total                                         $         2,911      $        (1,157)  $          1,754
                                                     ================     =================  ================

The aggregate amortization expense for three months ended September 28, 2002 totaled $150,000 and the estimated amortization expense for the next five years are as follows:

                       (in thousands)                               Amount
                                                                 ------------

                         Remaining for fiscal year ended 2003    $       610
                         For fiscal year ended 2004                      747
                         For fiscal year ended 2005                      332
                         For fiscal year ended 2006                       65
                                                                 -----------
                                                                 $     1,754
                                                                 ===========

The changes in the carrying amount of goodwill for the quarter ended September 28, 2002 are as follows:

(in thousands)                                                  Components        Solutions         Totals
                                                                ----------        ---------         ------
Balance at June 30, 2002                                         $    2,394       $    4,495       $    6,889
Addition to goodwill for the acquisition of Meta (Note 3)               673               --              673
                                                                -----------       ----------       ----------
Balance at September 28, 2002                                    $    3,067       $    4,495       $    7,562
                                                                 ==========       ==========       ==========

There is no goodwill related to the Services and Support segment.

10.      Net Loss per Share

                                                                                 Three months ended
                                                                           -------------------------------
                                (in thousands)                             September 28,     September 29,
                                                                               2002              2001
                                                                               ----              ----
Net loss before cumulative effect of change in accounting principle         $  (9,086)         $(21,418)
Cumulative effect of change in accounting principle ...............              --              (9,973)
                                                                            ---------          --------
Net loss after cumulative effect of change in accounting principle          $  (9,086)         $(31,391)
                                                                            =========          ========

Basic and diluted shares outstanding ..............................            14,327            13,169
                                                                            =========          ========

Basic and diluted loss per common share:
   Before cumulative effect of change in accounting principle .....         $   (0.63)         $  (1.63)
                                                                            =========          ========
   Cumulative effect of change in accounting principle ............         $    --            $   (.75)
                                                                            =========          ========
   Adjusted net loss ..............................................         $   (0.63)         $  (2.38)
                                                                            =========          ========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

11.      Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We have not yet determined the impact that the adoption of SFAS 146 will have on our financial position or results of operations, if any.

12.      Segment Information

The Company completed several acquisitions over the past few years. Evolution of the business resulting partially from these acquisitions combined with the changing business environment has rendered the Company's previously reported business segments less meaningful. As such, effective July 1, 2002, the previously reported segments, Assembly and Material Handling ("AMH"), Semiconductor, and SILMA Software segments have been reorganized into three new business segments to reflect how management currently measures its businesses:
Components, Solutions, and Services and Support. Of the previously reported segments, Semiconductor's business was reorganized into separate businesses that are now categorized in both Components and Solutions. Additionally, the AMH business is now categorized in the Components segment and the SILMA business has been reorganized into the Solutions segment. Service and support for all of our products are now categorized in the Services and Support segment. Segment information for the quarter ended September 29, 2001 has been restated to conform to the current presentation.

The Components operations segment provides intelligent automation software and hardware component products externally and internally to the other two business segments for support and integration into higher level assemblies.

The Solutions operations segment takes products purchased from the Components segment together with raw materials from third parties, and produced an integrated family of process ready platforms for the semiconductor, electronics and photonics markets which are driven towards standard offerings.

The Services and Support operations segment provides support services to our customers including providing information on the use of our automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenues and segment operating (loss) income. Segment operating (loss) income is comprised of income before unallocated research and development expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses.

Management does not fully allocate research and development expenses and selling, general and administrative expenses when making capital spending decisions, expense funding decisions or assessing segment performance. There is no inter-segment revenue recognized. Transfers between segments are recorded at cost.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                              Three months ended
                                                              ------------------
                                                         September 28,   September 29,
                                                         -------------   -------------
                          (in thousands)                     2002           2001
                                                             ----           ----
Revenue:
Components ...........................................    $  6,020         $  8,370
Solutions ............................................         978            1,297
Services & Support ...................................       3,277            3,718
                                                          --------         --------
Total revenue ........................................    $ 10,275         $ 13,385
                                                          ========         ========
Operating (loss) income:
Components ...........................................    $ (2,410)        $ (3,082)
Solutions ............................................      (1,205)            (956)
Service and Support ..................................         434            1,136
                                                          --------         --------
Segment loss .........................................      (3,181)          (2,902)
Unallocated research, development and engineering
  and selling, general and administrative ............      (4,917)          (6,182)
Restructuring charges ................................      (1,136)         (12,336)
Interest income ......................................         182               84
Interest expense .....................................          (3)              (1)
                                                          --------         --------
Loss before income taxes and cumulative effect of
  change in accounting principle .....................    $ (9,055)        $(21,337)
                                                          ========         ========

13.      Comprehensive Income

For the three months ended September 28, 2002 and September 29, 2001, there were no significant differences between the Company's comprehensive loss and its net loss.

14.      Reclassification

Certain amounts presented in the financial statements for prior periods have been reclassified to conform to the presentation for fiscal 2003.

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

Continued, weak global economic conditions have affected our customers' businesses across the board and have resulted in unprecedented delays and cutbacks in capital equipment spending. As a result, we implemented further cost-cutting measures during the first quarter of fiscal 2003 to restructure our businesses and reduce our cost structure to bring it more in line with our revenue outlook. In the three months ended September 28, 2002, we recorded restructuring charges of $1.1 million related primarily to a 24.0% reduction in workforce. Employee severance costs of $1.0 million represent a reduction of 79 employees in most functional areas across all three of the reportable business segments and at September 28, 2002, all of the affected employees had ceased
employment  with  Adept.   Lease

                             ADEPT TECHNOLOGY, INC.

commitments of $95,000 resulted from the consolidation of Adept's office in France into Adept's office in Germany. Asset impairment charges of $14,000 represent write-offs of abandoned assets.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended September 28, 2002. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 28, 2002. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

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

Revenue Recognition. We recognize product revenue, in accordance with SAB 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. For certain of our products sold in Japan where we maintain pass-through arrangements with our reseller, Adept defers all revenue until receipt of payment from the end customer. Revenue is otherwise deferred until the elements described above are met.

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

                             ADEPT TECHNOLOGY, INC.

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

Specifically our policy is to record specific reserves against known doubtful accounts. Additionally, a general reserve is calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific reserves are netted out of the respective receivable balances for purposes of calculating the general reserve. On an ongoing basis, we evaluate the credit worthiness of our customers and should the default rate change or the financial positions of our customers change, we may increase or decrease, as appropriate the general reserve percentage.

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

Goodwill and Other Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies allocated to goodwill. Other intangible assets primarily represent developed technology and non-compete covenants. As of July 1, 2001, we no longer amortize goodwill in accordance with SFAS 142. SFAS 142 requires that goodwill be evaluated for impairment at least annually and we have chosen April 1 as the annual date to conduct this evaluation.

                             ADEPT TECHNOLOGY, INC.

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

Results of Operations

Three Months Ended September 28, 2002 and September 29, 2001

Net revenues. Our net revenues decreased by 23.2% to $10.3 million for the three months ended September 28, 2002 from $13.4 million for the three months ended September 29, 2001. The decrease is primarily attributable to a decline of our Components business due to continued weakness in the global economy. Additionally, we experienced a 94.0% decline in software revenue due to our sale of the Cimstation Inspection line of the Component business. Lastly, the decrease is attributable to a 10.0% decline in Solutions revenue partly due to closure of our Tucson operations.

Our domestic sales totaled $6.3 million for the three months ended September 28, 2002, compared with $6.0 million for the three months ended September 29, 2001, an increase of 5.0%. The increase is primarily due to additional revenue from our CHAD acquisition in October 2001 and Meta acquisition in the first quarter of fiscal 2003.

Our  international  sales  totaled  $4.0  million  for the  three  months  ended
September 28, 2002, compared with $7.4 million for the three months ended September 29, 2001, a decrease of 46.0%. The decrease is primarily attributable to a combination of our restructuring plan implemented in Europe and a softening of the European economy, negatively affecting demand for our products by our European customers.

Gross margin. Gross margin as a percentage of net revenue was 19.6% for the three months ended September 28, 2002 compared to 34.7% for the three months ended September 29, 2001. We continued to experience lower volumes through excess fixed capacity. These factors, combined with shifts in product mix with lower average selling prices contributed to unfavorable cost variances, resulting in lower margins as compared to the same quarter a year ago.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 39.7% to $3.5 million, or 34.3% of net revenues, for the three months ended September 28, 2002 from $5.8 million, or 43.6% of net revenues, for the three months ended September 29, 2001. The decrease is mainly attributable to a reduction in headcount as a result of cost reduction efforts implemented in fiscal 2002 and a streamlining of research and development projects to maximize efficiency and reduce expenses. We expect that research, development and engineering expenses will continue to decrease as a result of additional cost-cutting strategies implemented during the first quarter of fiscal 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million, or 62.7% of net revenues, for the three months ended September 28, 2002, as compared with $7.7 million, or 57.6% of net revenues, for the three months ended September 29, 2001. The decrease is mainly attributable to a reduction in headcount and other cost-saving measures as a result of cost reduction efforts implemented in fiscal 2002. We expect that selling, general and administrative expenses will continue to decrease as a result of additional cost cutting strategies

                             ADEPT TECHNOLOGY, INC.

implemented during the first quarter of fiscal 2003.

Restructuring Charge. Restructuring charges were $1.1 million and $12.3 million for the three months ended September 28, 2002 and September 29, 2001, respectively. The restructuring charges of $1.1 million for the three months ended September 28, 2002 are attributable to severance costs related to a 24% reduction in headcount, related asset impairment charges and the consolidation of our France office into our Germany office. The restructuring charges of $12.3 million for the three months ended September 29, 2001 relate to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities.

                                                           Three months ended,       Three months ended,
                    (in thousands)                          September 28, 2002       September 29, 2001
 Employee severance costs.......................              $        1,026            $       1,372
 Lease termination costs........................                          95                    5,363
 Asset impairment charges.......................                          15                    5,601
                                                              ---------------           -------------
   Total........................................              $        1,136            $      12,336
                                                              ==============            =============

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $150,000 in amortization of other intangibles relating to the acquisitions of CHAD, HexaVision and Nanomotion for the three months ended September 28, 2002 as compared to non-cash expenses of $180,000 in amortization of other intangibles relating to the acquisition of HexaVision, Nanomotion and Pensar for the three months ended September 29, 2001. Effective July 1, 2001, we no longer amortize goodwill under the terms of the new accounting standard, Statement of Financial Accounting Standards No. 142.

Interest Income, Net. Interest income for the three months ended September 28, 2002 was $179,000 compared to $83,000 for the three months ended September 29, 2001. The increase was attributable to additional interest earned by Adept from a long-term deposit placed in escrow during the first quarter of fiscal 2002 for obligations due and paid to shareholders of HexaVision in the first quarter of fiscal 2003.

Provision for (Benefit) from Income Taxes. Our effective tax rate of less than 1% was the same for both the three months ended September 28, 2002 and September 29, 2001. We expect to be in a loss position for U.S. tax purposes for the tax year ended June 30, 2003. However, we estimate that our French subsidiary will be in a taxable position and recorded a provision for such taxes for the quarter ended September 28, 2002, resulting in a 1% overall tax rate. For the three months ended September 28, 2002, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our product sales are predominantly denominated in U.S. dollars. However, certain international operating expenses are predominately paid in their respective local currency. We use a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized a loss of $93,600 for the three months ended September 28, 2002 and a loss of $354,000 for the three months ended September 29, 2001.

Impact of Inflation.

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources.

As of September 28, 2002, we had working capital of approximately $17.7 million, including $15.5 million in cash and cash equivalents.

Cash and cash equivalents decreased $1.9 million from June 30, 2002. Net cash used in operating activities of $5.1 million was primarily attributable to the net loss adjusted by increases in accounts payable and other long-term liabilities and decreased accounts receivable. The decrease in accounts receivable reflects a combination of increased collection activities and a decline in revenues in recent quarters. The decrease in accounts receivable was partially

                             ADEPT TECHNOLOGY, INC.

offset by an increase in other assets. Additionally, an increase in short term restructuring accruals and decrease in long term restructuring accruals resulted in a net decrease in restructuring accruals, which is primarily attributable to payments against restructuring accruals related to facilities consolidations. Cash provided by investing activities during the quarter was $3.3 million, which was mainly attributable to sales of short-term investments of $12.8 million partially offset by purchases of short-term investments of $9.3 million, which resulted in a net decrease in short-term investments of $3.5 million. The decrease in short-term investments is attributable to transfers of investments to our cash accounts for use in operating activities. Additionally, investing activities reflect increases in goodwill and other intangibles and net assets acquired from our acquisition of Meta.

On August 30, 2002, upon the acquisition of Meta, we assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition and at September 28, 2002. The credit facility does not contain any financial covenants and is secured by a $500,000 cash deposit with Paragon Commercial Bank. The cash deposit is classified as other assets in the accompanying balance sheet.

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

On October 29, 2001 and in connection with the signing of a joint development agreement, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of October 29, 2002 , the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"), provided, however, that as waived by the preferred stockholder, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05 other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

We have the right, but not the obligation at any time, to redeem shares of the Series A Preferred which, if converted, would result in the issuance of shares of common stock using a denominator of $2.05 for determination of the conversion rate less the number of shares of common stock issuable using a denominator of $4.09 for determination of the conversion rate. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation

                             ADEPT TECHNOLOGY, INC.

preference may be triggered by several events, including a change in control of Adept. Since such a change may be outside of management's control and may trigger the conversion and possible redemption of the preferred stock, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

Two of five quarterly expenditures of $1.0 million have been paid pursuant to the joint development agreement with the accredited investor.

Pursuant to the terms of the CHAD acquisition agreement, we paid $2.6 million to the shareholders of CHAD on October 9, 2002. Adept is obligated for a remaining payment of $1.6 million to be paid on October 9, 2003.

We currently anticipate net capital expenditures of approximately $0.5 million for the remainder of fiscal 2003. We believe that our existing cash and cash equivalent balances as well as short-term investments and cash flow from operations will be sufficient to meet our working capital and other capital requirements for at least the next 12 months.

Acquisitions.

On August 30, 2002, we completed the acquisition of a controlling interest in Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends our controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into our new architecture using 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and our HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in our consolidated financial statements since August 30, 2002.

Under terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been place into escrow for one year pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, Adept has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a former shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Additionally, we entered into a loan agreement for up to $800,000 with a shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, for a one year term at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain cancellation rights. The value of the 100,000 shares issued was determined based on the period of three trading days ended September 3, 2002, and has been classified as other assets on the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under this loan agreeement.

New Accounting Pronouncements.

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

                             ADEPT TECHNOLOGY, INC.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

You should not rely on our past results to predict our future performance because our operating results fluctuate due to factors, which are difficult to forecast, and which can be extremely volatile.

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

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001 and 2002, and the first quarter of fiscal 2003 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced significantly reduced demand during fiscal 2002 and continuing in this fiscal year in our base industries, especially the electronics and semiconductor industry, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industry will occur.

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

                             ADEPT TECHNOLOGY, INC.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, photonics and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. We are currently experiencing reduced demand in most of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the second quarter of fiscal 2003 or beyond. During fiscal 2001 and 2002, and the first quarter of fiscal 2003, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made further cost reductions in the first quarter of fiscal 2003 to further realign our business. Despite this restructuring, our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of the semiconductor industry, and thus, any future downturn in the semiconductor industry could therefore harm our revenues and gross margin if demand drops or average selling prices decline.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

Backlog should not be relied on as a measure of anticipated demand for our products or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002 and the first quarter of fiscal 2003, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

We have recently begun to sell to customers our new distributed controls architecture based on 1394 FireWire technology. We are devoting, and expect to devote in the future significant financial, engineering and management resources to expand our development, marketing and sales of these products. Commercial success of these products depends upon our ability to, among other things;

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. In October 2001, we acquired CHAD Industries, Inc., and in the first quarter of fiscal
2003, we acquired control of Meta Control Technologies, Inc. We expect that acquisitions of complementary companies, products and technologies in the future will play an important role in our ability to expand our operations and increase our revenue. We are continually reviewing acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the precision assembly industry. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisitions we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. In October 2001, we acquired CHAD Industries and, in the first quarter of fiscal 2003, we acquired control of Meta Control Technologies, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make material acquisitions of, or large investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

International sales were $4.0 million for the quarter ended September 28, 2002, $31.8 million for the fiscal year ended June 30, 2002, $36.4 million for the fiscal year ended June 30, 2001, and $44.9 million for the fiscal year ended June 30, 2000. This represented 39.2%, 55.7%, 36.3%, and 45.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

                             ADEPT TECHNOLOGY, INC.

coordinated and subjects us to differing laws and regulatory regimes that may affect our offerings and revenue.

We may incur currency exchange-related losses in connection with our reliance on our single or sole source foreign suppliers.

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and the first quarter of fiscal 2003 and may experience a loss on such instruments in the future. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

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

We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to us since our inception, Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since inception or Michael Overby, Vice President of Finance and Chief Financial Officer, who oversees the financial operations of our business. In addition, the loss of the services of key senior managerial, technical or sales personnel could impair our business, financial condition, and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

Risks Related to our Stock

If we are unable to maintain a Nasdaq National Market listing or transfer to Nasdaq SmallCap Market listing, our common stock may become even more illiquid and the value of our securities may decline.

We received a letter, dated October 16, 2002, from the Nasdaq Stock Market, Inc., notifying us of our failure to meet Nasdaq's minimum $1.00 bid price requirement. If we do not comply with Nasdaq's listing requirements by January 14, 2003, our common stock will be delisted from the Nasdaq National Market. We may apply for transfer of our common stock listing to the Nasdaq SmallCap Market. To transfer, we would need to satisfy all of the continued listing requirements for the Nasdaq SmallCap Market, which makes available an extended grace period for the minimum $1.00 per share bid price requirement. At the present time, we do not meet these continued listing requirements.

If we submit a transfer application and pay the applicable listing fees to Nasdaq by January 14, 2003, initiation of delisting proceedings will be stayed pending Nasdaq's review of our transfer application. If the transfer application is approved, we will probably be afforded a 180 calendar day grace period within which we must meet the Nasdaq SmallCap Market's continued listing requirements. This grace period would end in mid-April 2003. We may also be eligible for an additional 180 calendar day grace period if we maintain net tangible assets in excess of $4.0 million.

If we continue to fail to meet the Nasdaq National Market's listing requirements and our transfer application is not approved, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade in the over-the-counter market in the so-called "pink sheets" maintained by Pink Sheets LLC or on the National Association of Securities Dealers' OTC Bulletin Board. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock would probably decline further because smaller quantities of share would likely be bought and sold, transactions could be delayed and securities analysts' and news media coverage of Adept would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.

Our stock price has fluctuated and may continue to fluctuate widely.

                             ADEPT TECHNOLOGY, INC.

The market price of our common stock has fluctuated substantially in the past. Between September 29, 2001 and September 29, 2002, the sales price of our common shares, as reported on the Nasdaq National Market, ranged from a low of $0.35 to a high of $5.40. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

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

     o   general conditions in the intelligent automation industry; and

     o perceived dilution from stock issuances for acquisitions and other transactions.

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

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof,

                             ADEPT TECHNOLOGY, INC.

including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. We have issued 100,000 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference that may be triggered by events such as a change of control of our common stock and that is currently convertible into shares of common stock as described in "Liquidity and Capital Resources", which may affect the price an acquirer or investor is willing to pay for our common stock and the trading price of our common stock.

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

                                         2002           2003             2004            Total
                                         ----           ----             ----            -----            Fair
                                                                    (in thousands)                        Value
                                                                    --------------                        -----
Cash equivalents
 Fixed rate......................     $  5,498            --              --          $  15,498         $ 15,498
 Average rate....................        1.31%            --              --              1.31%
Short term marketable securities
 Fixed rate......................     $    806            --              --          $     806         $    806
 Average rate....................        2.05%            --              --              2.05%

    Total Investment Securities..     $  6,304            --              --          $  16,304         $ 16,304
                                      ========            ==              ==          =========         ========

 Average rate....................        1.35%            --              --              1.35%

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, Adept reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with our acquisition of Meta Control Technologies, Inc. on August 30, 2002, we issued 730,000 shares of our common stock to the former shareholders of Meta pursuant to an exemption from registration under Regulation D of the Securities Exchange Act of 1933, as amended. On August 30, 2002, we also issued 100,000 shares of our common stock to a Meta shareholder who is an accredited investor, in connection with our entry into a line of credit with the shareholder pursuant to an exemption from registration under Regulation D.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

      3.1   Bylaws of the Registrant, as amended to date

     10.1   1998 Employee Stock Purchase Plan, as amended to date *

* Management contract or compensatory plan or arrangement

b) Reports on Form 8-K.

On August 1, 2002, a Form 8-K was filed by Adept announcing its financial results for its fourth quarter and fiscal year ended June 30, 2002.

On August 15, 2002, a Form 8-K was filed by Adept to announcing a definitive agreement to acquire a controlling interest in Meta Control Technologies, Inc.

On September 13, 2002, a Form 8-K was filed by Adept announcing the completion of the acquisition of Meta Control Technologies.

On September 24, 2002, a Form 8-K was filed by Adept announcing a revision on its revenue guidance for the first quarter of fiscal year 2003 and that it has engaged Broadview International, an investment bank, to explore strategic alternatives for Adept.

On September 25, 2002, a Form 8-K was filed by Adept, announcing that it has filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Form-10-K was accompanied by a certification of its Chief Executive Officer and Chief Financial Officer.

                             ADEPT TECHNOLOGY, INC.

On September 25, 2002, a Form 8-K was filed by Adept announcing that Adept and the CIT Group/Business Credit Inc., have mutually terminated Adept's revolving line of credit with CIT.

On October 23, 2002, a Form 8-K was filed by Adept announcing its financial results for its first quarter ended September 28, 2002.

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




Date: November 12, 2002

                             ADEPT TECHNOLOGY, INC.

                                  CERTIFICATION

I, Brian R. Carlisle, Chairman of the Board of Directors and Chief Executive Officer of Adept Technology, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Adept Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   November 12, 2002

     By: /s/ Brian R. Carlisle
         ---------------------
     Brian R. Carlisle
     Chairman of the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

                             ADEPT TECHNOLOGY, INC.

I, Michael W. Overby, Vice President of Finance and Chief Financial Officer of Adept Technology, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Adept Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function);

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:   November 12, 2002

     By: /s/ Michael W. Overby
         ---------------------
     Michael W. Overby
     Vice President, Finance and
     Chief Financial Officer
     (Principal Financial Officer)

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

    3.1       Bylaws of the Registrant, as amended to date

   10.1       1998 Employee Stock Purchase Plan, as amended *

* Management contract or compensatory plan or arrangement.