Form 10-K/A
period 2002-06-30
ADEPT TECHNOLOGY INC
filed 2003-02-05
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 2)


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

In August 2002 we acquired Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications making use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. Under the terms of the agreement, we will issue 730,000 shares of our common stock to the shareholders of Meta. Additionally, a shareholder of Meta and certain of its affiliates will receive discounts and royalties based on certain product shipments through August 2008 in consideration for its shares of Meta stock. We do not believe this acquisition will have a material effect on our results of operation or financial condition. See "Liquidity and Capital Resources" and Note 14 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a further description.

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

We market and sell our products worldwide through more than 250 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the food, communications, electronics, automotive, appliance, semiconductor, photonics and life sciences industries. Historically, the food/pharmaceutical, automotive and appliance industries each comprised between 12% and 16% of our total revenue, while the consumer electronics/telecommunications industry comprised 22% of our total revenue and the semiconductor industry comprised 21% of total revenue. Due to a worldwide slowdown in the communications, consumer electronics, semiconductor and precision assembly markets, our net revenues have been at extremely low levels during this fiscal year compared to previous years. In fiscal 2002, semiconductor revenue declined 80% from fiscal 2001 while electronics and telecommunications revenue declined 48% from fiscal 2001. Across all other industries, revenue declined 35% from fiscal 2001. As a result of the widely divergent declines in revenue by industry, the revenue mix by industry for fiscal 2002 was not consistent with the historical revenue mix. The biggest shift was between the food/pharmaceutical and semiconductor industries. Revenue from the food/pharmaceutical industry comprised 26% of fiscal 2002 revenue while revenue from the semiconductor industry decreased to only 8% of fiscal 2002 revenue.


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

Revenue Recognition. We recognize product revenue, in accordance with SAB 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In Japan, we sell our products through a reseller, and we have separate agreements with this reseller for each of our product lines that it sells. For all RDA Real-Time Control and RDA Mechanical Components with this reseller, we have a pass-through arrangement, such that under this arrangement, we defer 100% of the revenue upon shipment and the reseller is not obligated to remit payment to us until they receive payment from the end user. When all other aspects of SAB 101 have been satisfied, we recognize revenue upon payment from the end user. For all other product lines no pass through arrangement exists. For these products we follow our normal revenue recognition policies.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 19.5% to $29.0 million or 50.8% of net revenues in 2002 from $36.0 million or 35.9% of net revenues in 2001. The decreased level of expense was primarily attributable to restructuring activities and other cost reduction measures implemented over three quarters of fiscal 2002. Cost reduction measures included salary cuts ranging from 5% to 20% and company-wide vacation weeks in the first, second and third fiscal quarters, which resulted in approximately $1.2 million of expense savings as compared to the prior year. Additional cost reduction measures implemented as a result of restructuring activities included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets. Restructuring activities are described in more detail below. Salary and related expenses were reduced by approximately $3.3 million from prior year as a result of headcount reductions. Depreciation expenses were reduced by approximately $0.6 million from the prior year and rent and related expenses were reduced by approximately $0.5 million from the prior year due to consolidation of facilities. Savings realized by quarter as a result of the combined restructuring and other cost reduction measures during the fiscal year were consistent with our projections and were as follows:

                                          Fiscal 2002
                         -----------------------------------------------
                                         (In thousands)
                             Q1          Q2          Q3          Q4
      Cost Savings       $  1,083    $   1,438   $  1,496    $  1,573

We expect that selling, general and administrative expenses will decrease through our continuing efforts to reduce expenses in fiscal 2003 in response to the general decline in the industries we serve. While these cost savings are not expected to be offset by an increase in other expenses, they may be offset by a decrease in revenues corresponding to the general decline in the industries we serve.


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

During the year ended June 30, 2002, cash and cash equivalents decreased by approximately $1.3 million. Net cash used in operating activities of $18.2 million was primarily attributable to the net loss adjusted by a cumulative effect of change in accounting principle, goodwill impairment charges, restructuring charges, decrease in fixed assets, decrease in accounts receivable, and decrease in inventory. A goodwill impairment charge of $10.0 million was reported as a cumulative effect of accounting change resulting from the adoption of SFAS 142. An additional $6.6 million in goodwill impairment was reported as a component of operating expenses as a result of the annual impairment update. The restructuring charges include $3.4 million in severance and lease termination accruals and $9.2 million in net asset impairment charges consisting of fixed asset, demonstration equipment and goodwill write-offs. Gross fixed assets decreased by $21.8 million and related accumulated depreciation decreased by $16.8 million resulting in net fixed assets decrease of $5.0 million, which is attributable to the asset impairment charges described above. Additionally, increased collections resulted in a decrease in accounts receivable of $9.4 million, which was partially offset by decreased accounts payable of $4.1 million and a decrease in deferred revenue of $1.2 million. The decrease in inventories of $3.5 million during the year ended June 30, 2002 relates primarily to a focused effort to reduce inventories that were built up in fiscal 2001, in anticipation of stronger demand that did not materialize.


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


On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

We have the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate , and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred elected to be converted would be converted into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several eventsconsisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

We entered into an automation development alliance for optical component and module manufacturing with JDS Uniphase in October 2001. As part of this agreement, we will work with the JDS Uniphase's internal automation organization, Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes and specifically sub-micron tolerance assemblies. JDS Uniphase will have sole rights for fiberoptic application of new products and technologies developed pursuant to this alliance, while we will retain the right to market such products and technologies for use in other high precision industries served by Adept. As part of this agreement, we have agreed to pay JDS Uniphase up to $1.0 million per quarter for the following five quarters for development provided by OPA of products and technologies that might be applicable to other high precision industries served by Adept. In the three months ended June 30, 2002, Adept completed the two of five quarterly expenditures of $1.0 million, which are made pursuant to the joint development agreement with the accredited investor. At June 30, 2002, the remaining quarterly expenditures of $1.0 million are to be made over the next three quarters for a total of $3.0 million.

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

In connection with our acquisition of Meta Control Technologies, Inc., (Meta), we entered into a $500,000 line of credit with Meta's lender terminating in September 2003 bearing interest at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. We also entered into a line of credit for up to $800,000 with a stockholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of the shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. In connection with the line of credit, 100,000 shares of our common stock were issued to the lender, subject to certain cancellation rights. Any amounts borrowed under the line of credit shall be due and payable by August 2006.

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


                                                                                                                             Fair
                                                             2002             2003            2004           Total           Value
                                                          ----------       ----------      ----------      ----------       -------
                                                                         (in thousands)

Cash equivalents
 Fixed rate .........................................     $   17,375               --              --      $   17,375       $17,375
 Average rate .......................................           1.27%              --              --            1.27%
Short term marketable securities
 Fixed rate .........................................     $    4,306               --              --      $    4,306       $ 4,306
 Average rate .......................................           1.98%              --              --            1.98%
                                                          ----------       ----------      ----------      ----------       -------

    Total Investment Securities .....................     $   21,681               --              --      $   21,681       $21,681
                                                          ==========       ==========      ==========      ==========       =======

 Average rate .......................................           1.41%              --              --            1.41%


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2002 and 2001 and for each of the three years in the period ended June 30, 2002 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.


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


10.29** Supply, Development and License Agreement dated October 22, 2001, between the Registrant and JDS Uniphase Corporation (incorporated by reference to Exhibit 10.1 to the 2002 First Quarter 10-Q).

10.30* 2001 Stock Option Plan (incorporated by reference to Exhibit 74.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 11, 2001 (No. 333-71374).


21.1      Subsidiaries of the Registrant  (incorporated  by reference to Exhibit
          21.1 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002 (the "2002 Form 10-K")


23.1      Consent of Independent Auditors.


24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 to the 2002 Form 10-K ).


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


See Item 15(a)(3) above.


(d) Financial Statement Schedules.


See Item 15(a)(2) above.


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



Date: February 3, 2003

                                  CERTIFICATION

I, Brian R. Carlisle, Chairman of the Board of Directors and Chief Executive Officer of Adept Technology, Inc., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Adept Technology, Inc.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: February 3, 2003



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



I, Michael W. Overby, Vice President of Finance and Chief Financial Officer of Adept Technology, Inc., certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Adept Technology, Inc.;

2. Based on my knowledge, this annual report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report, as amended; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report, as amended.

Date: February 3, 2003



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



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                                    Title                                   Date
      ---------                                    -----                                   ----
/s/ Brian R. Carlisle    Chairman of the Board of Directors and Chief           February 3, 2003
---------------------    Executive Officer (Principal Executive Officer)
 (Brian R. Carlisle)

/s/ Michael W. Overby    Vice President, Finance and Chief Financial            February 3, 2003
---------------------    Officer (Principal Financial and Accounting
 (Michael W. Overby)     Officer)


/s/ Bruce E. Shimano*    Vice President, Research and Development,              February 3, 2003
---------------------    Secretary and Director
  (Bruce E. Shimano)

/s/ Ronald E. F. Codd*   Director                                               February 3, 2003
---------------------
 (Ronald E. F. Codd)

/s/ Michael P. Kelly*    Director                                               February 3, 2003
---------------------
  (Michael P. Kelly)

/s/ Cary R. Mock*        Director                                               February 3, 2003
---------------------
  (Cary R. Mock)


*By:  /s/ Michael W. Overby
Attorney-in-Fact
)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ADEPT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Ernst & Young, LLP, Independent Auditors.........................  50

Consolidated Balance Sheets at June 30, 2002 and June 30, 2001.............  51

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.........................................  52

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.........................................  53

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 2002.............................  53

Notes to Consolidated Financial Statements.................................  54



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Adept Technology, Inc.


We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated July 29, 2002, the Company, as discussed in Note 13, has experienced a reduction in revenues that adversely affects the Company's current results of operations and liquidity.
Note 13 describes management's plans to address these issues.


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

                                                   /s/ Ernst & Young LLP

San Jose, California
July 29, 2002

except for Note 13 as to which the date is January 22, 2003


                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       June 30,            June 30,
                                                                                                         2002                2001
                                                                                                       ---------          ---------
ASSETS                                                                                                        (in thousands)
Current assets:
     Cash and cash equivalents ...............................................................         $  17,375          $  18,700
     Short-term investments ..................................................................             4,306              2,800
     Accounts receivable, less allowance for doubtful accounts of $832 in
          2002 and $742 in 2001 ..............................................................            12,500             21,272
     Inventories .............................................................................            11,189             17,750
     Deferred tax assets and other current assets ............................................               854              2,069
                                                                                                       ---------          ---------
         Total current assets ................................................................            46,224             62,591

Property and equipment at cost ...............................................................            12,688             34,520
Less accumulated depreciation and amortization ...............................................             6,965             23,789
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             5,723             10,731
Goodwill .....................................................................................             6,889             14,596
Other intangibles ............................................................................             1,124              1,736
Other assets .................................................................................             2,534              5,919
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  62,494          $  95,573
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable ........................................................................         $   6,561          $  10,369
     Accrued payroll and related expenses ....................................................             2,463              5,267
     Accrued warranty ........................................................................             1,566              2,072
     Deferred revenue ........................................................................               637              2,061
     Accrued restructuring charges ...........................................................             1,909                 --

Accrued taxes.................................................................................             1,516              1,812
     Accrued amounts related to business acquisitions ........................................             2,730                 --
     Other accrued liabilities ...............................................................             1,516              1,226

                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            18,898             22,807

Long term liabilities:
     Restructuring charges ...................................................................             1,450                 --
     Deferred income tax and other long term liabilities .....................................             1,242              1,284

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


Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of five trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, and $2.6 million and $1.6 million are to be paid on October 9, 2002, and 2003, respectively. These future payments are not contingent upon the fulfillment of any employment or other contingencies. In addition, Adept agreed to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and will be expensed as paid. As this acquisition was not a qualified stock purchase under rules under the Internal Revenue Code, Adept did not allocate a tax basis to CHAD's goodwill and other intangibles. As a result, there is no tax amortization associated with the acquisition of CHAD. This acquisition was accounted for under the purchase method of accounting.

Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including independent valuations, in determining the purchase price of CHAD, which was allocated to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.


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


Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including independent valuations, in determining the purchase price of HexaVision, which was allocated to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Other intangible assets primarily represent developed technology and non-compete covenants.


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


Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including independent valuations, in determining the purchase price of NanoMotion and Pensar, which was allocated to goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their estimated fair value. Other intangible assets primarily represent developed technology.


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

3. Restructuring Charges


During the year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, was required to implement additional restructuring measures during the third quarter of fiscal 2002. Significant items comprising the September 30, 2001 restructuring plan included the following: exit of non-strategic product lines including SILMA inspection software sales and maintenance, factory automation consulting and Multi-bus controller support; consolidation of excess manufacturing and support facilities; consolidation of the Company's European operations; reductions in force and other salary reduction measures. The major actions comprising the third quarter of fiscal 2002 restructuring plan included the following: suspending current efforts focused on precision assembly automation; shut down of the Company's Tucson, Arizona facility; the exit from manufacturing lease commitments in Europe; and additional reductions in force.

The Company recorded total restructuring charges of $17.7 million related to the actions identified. Of the $17.7 million restructuring charge, Adept recorded $5.3 million in the three months ended March 30, 2002 and $12.4 million in the three months ended September 30, 2001.


The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:



                                                    Amounts          Amounts       Amounts     Amounts
                                         Charges    Utilized        Utilized       Utilized   Utilized
                                         -------   Q1 Fiscal       Q1 Fiscal      Q2 Fiscal   Q2 Fiscal
         (in thousands)                               2002            2002           2002       2002
         --------------                               ----            ----           ----       ----
                                                      Cash          Non Cash         Cash      Non Cash
 Employee severance costs............    $ 1,692    $     555     $     ---    $     370     $     ---
 Lease commitments...................      6,800           88            98           94           ---
 Asset impairment charges............      9,167          ---         5,601          ---           ---
                                         -------    ---------     ---------    ---------     ---------
   Total.............................    $17,659    $     643     $   5,699    $     464     $     ---
                                         =======    =========     =========    =========     =========


                                        Amounts       Amounts      Amounts      Amounts
                                       Utilized      Utilized     Utilized      Utilized     Balance
                                       Q3 Fiscal     Q3 Fiscal    Q4 Fiscal    Q4 Fiscal     June 30,
         (in thousands)                   2002         2002          2002        2002          2002
         --------------                   ----         ----          ----        ----          ----
                                           Cash      Non Cash        Cash      Non Cash
 Employee severance costs............    $   187    $     ---     $     454    $     ---     $    126
 Lease commitments...................        336        2,573           472          ---        3,139
 Asset impairment charges............        ---        3,472           ---          ---           94
                                         -------    ---------     ---------    ---------     ---------
   Total.............................    $   523    $   6,045     $     926    $     ---     $  3,359
                                         =======    =========     =========    =========     =========


Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all three of the reportable business segments and at June 30, 2002 all of the affected employees have ceased employment with the Company. The Company expects to pay the remaining accrued severance by September 30, 2002. Lease commitments of $6.8 million consist of $4.2 million in charges resulting from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. THE REMAINING $2.6 MILLION IN LEASE COMMITMENTS RELATES TO A NON-CASH CHARGE FOR EXCESS PRODUCTION FACILITIES FOR WHICH THE COMPANY EXCHANGED A PREPAID COMMITMENT FEE IN ORDER TO SETTLE FUTURE OBLIGATIONS ON EXCESS PRODUCTION FACILITIES. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. At June 30, 2002, the long term accrued restructuring charges relate to future rent commitments on non-cancelable lease agreements. Payments against these lease commitments are expected to continue for eighteen months to three years based on lease terms. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines, consolidation of facilities and goodwill and other intangible assets write-off of $2.6 million. The abandoned assets include leasehold improvements and computer and office equipment related to the exit of the SILMA inspection software product line as well as leasehold improvements, machinery and equipment, and computer and office equipment related to the consolidation of manufacturing and support facilities. The abandoned assets also include the write off of enterprise resource planning system software associated with the closure of the Pensar-Tucson facility. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer has value to the Company due to the closure of its Tucson, Arizona operations in March 2002.

Once the full effect of all restructuring activities was realized, the Assembly and Material Handling business segment experienced a reduction in salary, depreciation and rent related expenses of approximately $1.9 million a quarter with no offsetting decline in revenues. The SILMA Software business segment experienced expense reductions of $0.6 million a quarter, which was offset by a decline in revenues of $0.6 million a quarter. The Semiconductor business segment experienced expense reductions of $0.2 million a quarter with no offsetting decline in revenues.

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


(in thousands)                                 As of June 30, 2002
                                  ----------------------------------------------
                                  Gross Carrying   Accumulated     Net Carrying
Amortized intangible assets          Amount        Amortization       Amount
  Developed technology ......       $ 1,751         $  (809)         $   942

  Non-compete agreements ....           380            (198)             182
                                    -------         -------          -------
     Total ..................       $ 2,131         $(1,007)         $ 1,124
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
                                                ------
                                                $1,124
                                                ======


Goodwill


Consistent with the guidance of SFAS 142, Adept has chosen to apply the income approach as its primary indicator of value. Adept has also utilized the market approach to confirm the reasonableness of the value indicated by the income approach. The specific methodologies employed included the discounted cash flow method and the comparable company approach. Based on the impairment analysis as of July 1, 2001, the fair values of the goodwill of the Nanomotion and HexaVision reporting units were less than their respective carrying values. Accordingly, there was evidence of goodwill impairment. in both reporting units. Adept reported the $10.0 million impairment as the cumulative effect of change in accounting principle upon the adoption of SFAS 142. Additionally, as a result of the closure of Adept's Tucson, Arizona operations in March 2002, management determined that the goodwill related to the Pensar-Tucson acquisition in April 2000 was impaired and recorded a goodwill impairment loss of $2.5 million during the three months ended March 30, 2002.

In the fourth quarter of 2002, Adept performed the annual impairment update, which resulted in a goodwill impairment of $6.6 million. This impairment primarily results from declines in market conditions subsequent to the acquisition of CHAD in October 2001. At the time the CHAD acquisition was consummated, the Company was pursuing its precision assembly automation strategy. The Company expected to leverage CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in precision assembly automation. The Company expected revenues from precision assembly automation to be incremental to CHAD's odd-form components revenue base. At the time when the Company performed its annual impairment update, CHAD's odd-form component business had declined by fifty percent and precision assembly automation revenues had not materialized to offset the decline. The economic decline experience by the Company's customers inreased and expanded. As a result, the current business forecast can no longer support the goodwill that had been recorded at the time of the CHAD acquisition requiring the Company to book an impairment charge. The impairment was recorded as a component of operating expenses as required by SFAS 142.



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

7. Redeemable Convertible Preferred Stock


On October 29, 2001, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

The Company has the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate , and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred elected to be converted would be converted into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If Adept redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several eventsconsisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

The Company entered into an automation development alliance for optical component and module manufacturing with JDS Uniphase in October 2001. As part of this agreement, Adept will work with the JDS Uniphase's internal automation organization, Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes and specifically sub-micron tolerance assemblies. JDS Uniphase will have sole rights for fiberoptic application of new products and technologies developed pursuant to this alliance, while Adept will retain the right to market such products and technologies for use in other high precision industries served by Adept. As part of this agreement, Adept has agreed to pay to JDS Uniphase up to $1.0 million per quarter for the following five quarters for development provided by OPA of products and technologies that might be applicable to other high precision industries served by Adept. At June 30, 2002, Adept completed two of five quarterly expenditures of $1.0 million, which are being made pursuant to the joint development agreement with the accredited investor. At June 30, 2002, the remaining quarterly expenditures of $1.0 million are to be made over the next three quarters for a total of $3.0 million.

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

(in thousands, except per share data)                                              June 30,
                                                                 -------------------------------------------
                                                                   2002              2001             2000
                                                                 --------          --------          -------
Net (loss) income
As reported ............................................         ($59,824)         ($35,200)         ($1,427)
 Pro forma .............................................         ($67,196)         ($43,165)         ($5,532)

Basic and diluted net (loss) income per share
As reported ............................................         ($  4.37)         ($  3.02)         ($ 0.15)
 Pro forma .............................................         ($  4.91)         ($  3.71)         ($ 0.57)

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

13. Subsequent Event

Through December 31, 2002, the Company has experienced reductions in revenues and continued operating losses. These operating losses have adversely affected the Company's current results of operations and liquidity. As of January 22, 2003, management has reduced headcount and operating expenses and is currently pursuing various debt and equity financing alternatives in order to improve its liquidity. There can be no assurance that such financing will be available or at terms acceptable to the Company.

14. Subsequent Event (unaudited)


In August 2002, the Company acquired Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of the Company's technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. Under the terms of the agreement, the Company will issue 730,000 shares of its common stock to the shareholders of Meta with a value of $1.1 million. Additionally, a certain shareholder of Meta and certain of its affiliates will receive discounts and royalties based on certain product shipments through August 2008 in consideration for its shares of Meta stock. In connection with the acquisition, the Company entered into a $500,000 line of credit with Meta's lender terminating in September 2003 with Meta's lender bearing interest at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. The Company entered into a line of credit for up to $800,000 with a stockholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal from time to time. In connection with the line of credit, 100,000 shares of the Company's common stock were issued to the lender, subject to certain cancellation rights. Any amounts borrowed under the line of credit shall be due and payable by August 2006.

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

(1) Includes write offs net of recoveries.