Form 10-Q/A
period 2002-09-28
ADEPT TECHNOLOGY INC
filed 2003-02-05
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Signatures.................................................................. 37

Certifications.............................................................. 38

Index to Exhibits........................................................... 40

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                                                                     September 28,         June 30,
                                                                                                         2002                2002
                                                                                                       ---------          ---------
ASSETS
Current assets:
     Cash and cash equivalents ...............................................................         $  15,498          $  17,375
     Short-term investments ..................................................................               806              4,306
     Accounts receivable, less allowance for doubtful accounts of $817 at
          September 28, 2002 and $832 at June 30, 2002 .......................................            11,107             12,500
     Inventories .............................................................................            10,610             11,189
     Deferred tax assets and other current assets ............................................             1,374                854
                                                                                                       ---------          ---------
         Total current assets ................................................................            39,395             46,224

Property and equipment at cost ...............................................................            13,114             12,688
Less accumulated depreciation and amortization ...............................................             7,810              6,965
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             5,304              5,723
Goodwill .....................................................................................             7,562              6,889
Other intangibles ............................................................................             1,754              1,124
Other assets .................................................................................             4,282              2,534
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  58,297          $  62,494
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:

     Accounts payable ........................................................................         $   8,617          $   6,561
     Accrued payroll and related expenses ....................................................             2,099              2,463
     Accrued warranty ........................................................................             1,669              1,566
     Deferred revenue ........................................................................               974                637
     Accrued restructuring charges ...........................................................             2,140              1,909
     Accrued taxes ...........................................................................             1,637              1,516
     Accrued amounts related to business acquisitions ........................................             2,695              2,730
     Other accrued liabilities ...............................................................             1,887              1,516
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            21,718             18,898

Long term liabilities:
     Restructuring charges ...................................................................             1,109              1,450
     Deferred income tax and other long term liabilities .....................................             2,715              1,242

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  September 28, 2002 and June 30, 2002 (liquidation preference  - $25,000) ...................            25,000             25,000

Shareholders' equity:
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ...................................              --                 --
 Common stock, no par value:
      70,000 shares authorized, 14,881 and 14,051 shares issued and outstanding ..............           108,321            107,384
      at September 28, 2002 and June 30, 2002, respectively
 Accumulated deficit .........................................................................          (100,566)           (91,480)
                                                                                                       ---------          ---------
         Total shareholders' equity ..........................................................             7,755             15,904
                                                                                                       ---------          ---------
         Total liabilities, redeemable convertible preferred stock and
shareholders' Equity .........................................................................         $  58,297          $  62,494
                                                                                                       =========          =========

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                                            Three months ended
                                                                                                       ----------------------------
                                                                                                     September 28,     September 29,
                                                                                                         2002                2001
                                                                                                       --------            --------
Net revenues ...............................................................................           $ 10,275            $ 13,385
Cost of revenues ...........................................................................              8,256               8,737
                                                                                                       --------            --------
Gross margin ...............................................................................              2,019               4,648
Operating expenses:
      Research, development and engineering ................................................              3,522               5,838
      Selling, general and administrative ..................................................              6,445               7,714
      Restructuring charges ................................................................              1,136              12,336
      Amortization of goodwill and other intangibles .......................................                150                 180
                                                                                                       --------            --------
Total operating expenses ...................................................................             11,253              26,068
                                                                                                       --------            --------

Operating loss .............................................................................             (9,234)            (21,420)

Interest income, net .......................................................................                179                  83
                                                                                                       --------            --------

Loss before income taxes and cumulative effect of change in
  accounting principle .....................................................................             (9,055)            (21,337)
Provision for income taxes .................................................................                 31                  81
                                                                                                       --------            --------
Net loss before cumulative effect of change in accounting principle ........................             (9,086)            (21,418)
Cumulative effect of change in accounting principle* .......................................               --                (9,973)
                                                                                                       --------            --------
Net loss ...................................................................................           $ (9,086)           $(31,391)
                                                                                                       ========            ========

Basic and diluted net loss per share:
       Before cumulative effect of change in accounting principle ..........................           $  (0.63)           $  (1.63)
                                                                                                       ========            ========
       After cumulative effect of change in accounting principle ...........................           $  (0.63)           $  (2.38)
                                                                                                       ========            ========

Number of shares used in computing per share amounts:

      Basic ................................................................................             14,327              13,169
                                                                                                       ========            ========
      Diluted ..............................................................................             14,327              13,169
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

See accompanying notes

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                                                            Three months ended
                                                                                                         --------------------------
                                                                                                       September 28,   September 29,
                                                                                                           2002              2001
                                                                                                         --------          --------
Operating activities
  Net loss                                                                                               $ (9,086)         $(31,391)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                                                      --               9,973
    Depreciation                                                                                              720             1,152
    Amortization                                                                                              150               180
    Asset impairment charges                                                                                   15              --
    Write-off of property and equipment                                                                      --               5,601
    Loss on disposal of property and equipment                                                                  1              --
    Changes in operating assets and liabilities, net of effects of acquisitions:
      Accounts receivable                                                                                   1,407             4,342
      Inventories                                                                                             644              (326)
      Other current assets                                                                                   (628)             (622)
      Other assets                                                                                         (1,523)              138
      Accounts payable                                                                                      1,921            (2,901)
      Other accrued liabilities                                                                              (127)              792
      Accrued restructuring charges                                                                          (110)            5,994
      Deferred income tax and other long term liabilities                                                   1,473               (13)
                                                                                                         --------          --------
  Net cash used in operating activities                                                                    (5,143)           (7,081)
                                                                                                         --------          --------

Investing activities
  Business acquisitions                                                                                       (89)               34
  Purchase of property and equipment                                                                         (145)             (845)
  Purchases of short-term available-for-sale investments                                                   (9,275)           (1,400)
  Sales of short-term available-for-sale investments                                                       12,775             4,200
                                                                                                         --------          --------
  Net cash provided by investing activities                                                                 3,266             1,989
                                                                                                         --------          --------

Financing activities
  Proceeds from employee stock incentive program and employee
    stock purchase plan, net of repurchases and cancellations                                                --                  70
                                                                                                         --------          --------
  Net cash provided by financing activities                                                                  --                  70
                                                                                                         --------          --------
Decrease in cash and cash equivalents                                                                      (1,877)           (5,022)
Cash and cash equivalents, beginning of period                                                             17,375            18,700
                                                                                                         --------          --------
Cash and cash equivalents, end of period                                                                 $ 15,498          $ 13,678
                                                                                                         ========          ========

Supplemental disclosure of non-cash activities:
  Issuance of common stock pursuant to terms of Meta acquisition
    agreement                                                                                            $    825          $   --
  Issuance of common stock into escrow pursuant to terms of line of credit
    agreement with Meta shareholder                                                                      $    113          $   --

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

Upon the closing of the acquisition transaction with Meta, the Company acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held by one shareholder. The agreement provides that Adept will acquire all of these remaining shares in return for the payment of discounts to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of discounts paid, acquire 100% of the stock of Meta no later than August 2008.

Under terms of the acquisition agreement, the Company issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of the Company's stock on the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been placed into escrow for the term of one year pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, the Company has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. In connection with the acquisition, the Company assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal (See Note 6). Additionally, the Company entered into a loan agreement for up to $800,000 with a shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain cancellation rights. The value of the 100,000 shares issued was determined based on the closing price of the Company's stock on the period of three trading days ended September 3, 2002, and has been classified as other assets in the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under the $800,000 loan agreement.

Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including independent valuations, in determining the purchase price of Meta, which was allocated to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

Below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
   Stock issued at closing ....................................           $  825
   Long term debt assumed .....................................              511
   Transaction costs ..........................................              123
                                                                          ------
     Total acquisition cost ...................................           $1,459
                                                                          ======

 Purchase Price Allocation:
   Net book value of assets acquired ..........................           $    6
   Identified intangible assets ...............................              780
   Goodwill ...................................................              673
                                                                          ------
     Total ....................................................           $1,459
                                                                          ======

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

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                                  September 28,        June 30,
         (in thousands)                               2002                2002
                                                     -------             -------
Raw materials ..........................             $ 4,113             $ 4,952
Work-in-process ........................               3,110               3,049
Finished goods .........................               3,387               3,188
                                                     -------             -------
                                                     $10,610             $11,189
                                                     =======             =======

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                        September 28,   June 30,
                 (in thousands)                             2002           2002
                                                           -------       -------
Cost:
Machinery and equipment ............................       $ 3,283       $ 3,042
Computer equipment .................................         5,887         5,806
Office furniture and equipment .....................         3,944         3,840
                                                           -------       -------
                                                            13,114        12,688
Accumulated depreciation and amortization ..........         7,810         6,965
                                                           -------       -------
Net property and equipment .........................       $ 5,304       $ 5,723
                                                           -------       =======

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

On April 9, 2001, the Company entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of eligible domestic accounts receivables, plus 90% of eligible foreign accounts receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. Effective as of August 26, 2002, Adept and CIT terminated Adept's revolving line of credit with CIT. The line of credit was terminated as a result of a dispute with the lender and a termination fee of $100,000 was a paid by Adept. Prior to termination, the Company had made no borrowings under this revolving line of credit and at the end of the first quarter of fiscal 2003, the Company had not replaced this line of credit.

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

For fiscal 2002, the Company recorded total restructuring charges of $17.7 million related to the actions identified. Of the $17.7 million restructuring charge, Adept recorded $5.3 million in the three months ended March 30, 2002 and $12.4 million in the three months ended September 30, 2001.

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                                                                       Amounts         Amounts         Amounts            Amounts
                                                                      Utilized        Utilized         Utilized          Utilized
                                                                      Q1 Fiscal       Q1 Fiscal        Q2 Fiscal         Q2 Fiscal
                                                                       -------          -------          -------          ----------
         (in thousands)                                                 2002             2002             2002              2002
                                                                       -------          -------          -------          ----------
                                                      Charges           Cash           Non Cash           Cash            Non Cash
Employee severance costs ...................          $ 1,692          $   555          $  --            $   370          $     --
Lease commitments ..........................            6,800               88               98               94                --
Asset impairment charges ...................            9,167             --              5,601             --                  --
                                                      -------          -------          -------          -------          ----------
  Total ....................................          $17,659          $   643          $ 5,699          $   464          $     --
                                                      =======          =======          =======          =======          ==========


                                                      Amounts           Amounts         Amounts          Amounts
                                                     Utilized          Utilized        Utilized          Utilized
                                                     Q3 Fiscal        Q3 Fiscal        Q4 Fiscal         Q4 Fiscal          Balance
                                                     ---------        ---------        ---------         ---------          June 30,
         (in thousands)                                 2002             2002             2002              2002               2002
                                                       ------           ------           ------           ---------           ------
                                                        Cash           Non Cash           Cash             Non Cash
Employee severance costs ...................           $  187           $ --             $  454           $    --             $  126
Lease commitments ..........................              336            2,573              472                --              3,139
Asset impairment charges ...................             --              3,472             --                  --                 94
                                                       ------           ------           ------           ---------           ------
  Total ....................................           $  523           $6,045           $  926           $    --             $3,359
                                                       ======           ======           ======           =========           ======

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

The following table summarizes the significant components of the Company's first quarter fiscal 2003 restructuring at September 28, 2002:

                                                                               Additional          Amounts
                                                            Balance             Charges            Utilized             Balance
                                                            June 30,           Q1 Fiscal           Q1 Fiscal         September 28,
         (in thousands)                                       2002                2003                2003               2002
                                                             ------              ------              ------              ------
Employee severance costs ...........................         $  126              $1,026              $  815              $  337
Lease commitments ..................................          3,139                  95                 416               2,818
Asset impairment charges ...........................             94                  15                  15                  94
                                                             ------              ------              ------              ------
  Total ............................................         $3,359              $1,136              $1,246              $3,249
                                                             ======              ======              ======              ======

At September 28, 2002, the long term accrued restructuring charges related to rent commitments on non-cancelable lease agreements expected to be paid beyond June 30, 2003.

8. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of October 29, 2002, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"). However, that as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Adept has the right, but not the obligation, to redeem shares of Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate, and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If Adept redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

The Company entered into an automation development alliance for optical component and module manufacturing with JDS Uniphase in October 2001. As part of this agreement, the Company will work with the JDS Uniphase's internal automation organization, Optical Process Automation (OPA), to develop solutions for component and module manufacturing processes and specifically sub-micron tolerance assemblies. JDS Uniphase will have sole rights for fiberoptic application of new products and technologies developed pursuant to this alliance, while the Company will retain the right to market such products and technologies for use in other high precision industries. As part of this agreement, the Company has agreed to fund up to $1.0 million per quarter for the next five quarters for development provided by OPA of products and technologies that might be applicable to other high precision industries. At September 28, 2002, two of five quarterly expenditures of $1.0 million have been paid pursuant to the joint development agreement with the accredited investor.

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

(in thousands)                                As of September 28, 2002
                                    -------------------------------------------
                                    Gross Carrying   Accumulated   Net Carrying
Amortized intangible assets             Amount       Amortization     Amount
  Developed technology                  $ 2,531       $  (935)       $ 1,596
  Non-compete agreements                    380          (222)           158
                                        -------       -------        -------
    Total                               $ 2,911       $(1,157)       $ 1,754
                                        =======       =======        =======

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

11. Net Loss per Share


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
                                                                            =========          ========

12. Impact of Recently Issued Accounting Standards

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

13. Segment Information

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

                                                       Three months ended
                                                   ---------------------------
                                                   September 28, September 29,
                          (in thousands)               2002         2001
                                                     --------     --------
Revenue:
Components ........................................  $  6,020     $  8,370
Solutions .........................................       978        1,297
Services & Support ................................     3,277        3,718
                                                     --------     --------
Total revenue .....................................  $ 10,275     $ 13,385
                                                     ========     ========
Operating (loss) income:
Components ........................................  $ (2,410)    $ (3,082)
Solutions .........................................    (1,205)        (956)
Service and Support ...............................       434        1,136
                                                     --------     --------
Segment loss ......................................    (3,181)      (2,902)
Unallocated research, development and engineering
  and selling, general and administrative .........    (4,917)      (6,182)
Restructuring charges .............................    (1,136)     (12,336)
Interest income ...................................       182           84
Interest expense ..................................        (3)          (1)
                                                     --------     --------
Loss before income taxes and cumulative effect of
  change in accounting principle ..................  $ (9,055)    $(21,337)
                                                     ========     ========

14. Comprehensive Income

For the three months ended September 28, 2002 and September 29, 2001, there were no significant differences between the Company's comprehensive loss and its net loss.

15. Reclassification

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

Continued, weak global economic conditions have affected our customers' businesses across the board and have resulted in unprecedented delays and cutbacks in capital equipment spending. As a result, we implemented further cost-cutting measures during the first quarter of fiscal 2003 to restructure our businesses and reduce our cost structure to bring it more in line with our revenue outlook. In the three months ended September 28, 2002, we recorded restructuring charges of $1.1 million related primarily to a 24.0% reduction in workforce. Employee severance costs of $1.0 million represent a reduction of 79 employees in most functional areas across all three of the reportable business segments and at September 28, 2002, all of the affected employees had ceased employment with Adept. Lease commitments of $95,000 resulted from the consolidation of Adept's office in France into Adept's office in Germany. Asset impairment charges of $14,000 represent write-offs of abandoned assets.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.4 million, or 62.7% of net revenues, for the three months ended September 28, 2002, as compared with $7.7 million, or 57.6% of net revenues, for the three months ended September 29, 2001. The decrease in expense was primarily attributable to restructuring activities in fiscal 2002 and the first quarter of fiscal 2003. Cost reduction measures implemented as a result of restructuring activities in fiscal 2002 included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets. Salary and related expenses were reduced by approximately $0.5 million from the prior year as a result of headcount reductions. Depreciation and rent-related expenses were reduced by approximately $0.2 million from the prior year due to consolidation of facilities. In the first quarter of fiscal 2003, restructuring activities were undertaken which resulted in additional headcount reductions. Salary and related expenses were reduced by approximately $0.3 million quarter over quarter as a result of these reductions. We expect that selling, general and administrative expenses will continue to decrease as a result of additional cost cutting strategies implemented during the first quarter of fiscal 2003.

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

Cash and cash equivalents decreased $1.9 million from June 30, 2002. Net cash used in operating activities of $5.1 million was primarily attributable to the net loss adjusted by increases in accounts payable and other long-term liabilities and decreased accounts receivable. The decrease in accounts receivable reflects a combination of increased collection activities and a decline in revenues in recent quarters. The decrease in accounts receivable was partially offset by an increase in other assets. Additionally, an increase in short term restructuring accruals and decrease in long term restructuring accruals resulted in a net decrease in restructuring accruals, which is primarily attributable to payments against restructuring accruals related to facilities consolidations. Cash provided by investing activities during the quarter was $3.3 million, which was mainly attributable to sales of short-term investments of $12.8 million partially offset by purchases of short-term investments of $9.3 million, which resulted in a net decrease in short-term investments of $3.5 million. The decrease in short-term investments is attributable to transfers of investments to our cash accounts for use in operating activities. Additionally, investing activities reflect increases in goodwill and other intangibles and net assets acquired from our acquisition of Meta.

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

On April 9, 2001, we entered into agreements establishing a revolving line of credit, consisting of two facilities, with the CIT Group/Business Credit, Inc. to borrow up to the lesser of $25.0 million or the sum of 85% of our eligible
domestic   accounts   receivables,   plus  90%  of  eligible   foreign  accounts
receivables, less a dilution reserve equivalent to one percent of eligible domestic and foreign accounts receivables for every one percentage point in excess of a standard five percent dilution rate. Effective as of August 26, 2002, Adept and CIT terminated Adept's revolving line of credit with CIT. The line of credit was terminated as a result of a dispute with the lender and a termination fee of $100,000 was a paid by Adept. Prior to termination, the Company had made no borrowings under this revolving line of credit and at the end of the first quarter of fiscal 2003, the Company had not replaced this line of credit.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of October 29, 2002 , the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price").However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

We have the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion use the denominator of $2.05 for determination of the conversion rate, and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such changes may be outside of management's control and would trigger payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

The Company entered into an automation development alliance for optical component and module manufacturing with JDS Uniphase in October 2001. As part of this agreement, the Company will work with the JDS Uniphase's internal automation organization, Optical Process Automation (OPA), to develop solutions for component and module manufacturing processes and specifically sub-micron tolerance assemblies. JDS Uniphase will have sole rights for fiberoptic application of new products and technologies developed pursuant to this alliance, while the Company retains the right to market such products and technologies for use in other high precision industries. As part of this agreement, the Company has agreed to fund up to $1.0 million per quarter for the next five quarters for development provided by OPA of products and technologies that might be applicable to other high precision industries. At September 28, 2002, two of five quarterly expenditures of $1.0 million have been paid pursuant to the joint development agreement with the accredited investor.

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

Under terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been place into escrow for one year pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, Adept has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a former shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Additionally, we entered into a loan agreement for up to $800,000 with a shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain cancellation rights. The value of the 100,000 shares issued was determined based on the period of three trading days ended September 3, 2002, and has been classified as other assets on the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under this loan agreement.

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

                                                                   2002           2003       2004           Total
                                                                   ----           ----       ----           -----
                                                                                                                              Fair
                                                                                        (in thousands)                        Value
                                                                -----------------------------------------------------         -----
Cash equivalents
 Fixed rate ...........................................         $   5,498          --         --         $   15,498          $15,498
 Average rate .........................................              1.31%         --         --               1.31%
Short term marketable securities
 Fixed rate ...........................................         $     806          --         --         $      806          $   806
 Average rate .........................................              2.05%         --         --               2.05%

    Total Investment Securities .......................         $   6,304          --         --         $   16,304          $16,304
                                                                =========          ==         ==         ==========          =======

 Average rate .........................................              1.35%         --         --               1.35%

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

3.1 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (the "2003 First Quarter 10-Q")

10.1 1998 Employee Stock Purchase Plan, as amended to date (incorporated by reference to Exhibit 10.1 to the 2003 First Quarter 10-Q)*

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

Date: February 4, 2003

                                  CERTIFICATION

I, Brian R. Carlisle, Chairman of the Board of Directors and Chief Executive Officer of Adept Technology, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Adept Technology, Inc.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report, as amended, is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, as amended (the "Evaluation Date"); and

c. Presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function);

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003


By: /s/ Brian R. Carlisle
    ---------------------
Brian R. Carlisle
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

I, Michael W. Overby, Vice President of Finance and Chief Financial Officer of Adept Technology, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Adept Technology, Inc.;

2. Based on my knowledge, this quarterly report, as amended, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report, as amended;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report, as amended;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report, as amended, is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, as amended (the "Evaluation Date"); and

c. Presented in this quarterly report, as amended, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function);

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, as amended, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 4, 2003


By: /s/ Michael W. Overby
    ---------------------
Michael W. Overby
Vice President, Finance and
Chief Financial Officer
(Principal Financial Officer)

                                INDEX TO EXHIBITS


3.1 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (the "2003 First Quarter 10-Q")

10.1 1998 Employee Stock Purchase Plan, as amended date (incorporated by reference to Exhibit 10.1 to the 2003 First Quarter 10-Q)*


* Management contract or compensatory plan or arrangement.