Form 10-Q
period 2002-12-28
ADEPT TECHNOLOGY INC
filed 2003-02-11
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 28, 2002

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

Yes [X]  No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [X]


The number of shares of the Registrant's common stock outstanding as of February 5, 2003 was 15,225,480.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements (unaudited)

 Condensed Consolidated Balance Sheets
 December 28, 2002 and June 30, 2002.........................................  3


 Condensed Consolidated Statements of Operations
 Three and six months ended December 28, 2002 and December 29, 2001..........  4


 Condensed Consolidated Statements of Cash Flows
 Six months ended December 28, 2002 and December 29, 2001....................  5


 Notes to Condensed Consolidated Financial Statements........................  6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................... 17

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 40

 Item 4. Controls and Procedures............................................. 41

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings................................................... 42

 Item 2. Changes in Securities and Use of Proceeds........................... 42

 Item 4. Submission of Matters to a Vote of Security Holders................. 42

 Item 5. Other Information................................................... 42

 Item 6. Exhibits and Reports on Form 8-K.................................... 43

 Signatures.................................................................. 44

 Certifications.............................................................. 45

 Index to Exhibits........................................................... 47

                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                        December 28,       June 30,
                                                                                            2002             2002
                                                                                            ----             ----
                                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.................................................         $     8,172       $    17,375
     Short-term investments....................................................                   -             4,306
     Accounts receivable, less allowance for doubtful accounts of $851 at
          December 28, 2002 and $832 at June 30, 2002..........................              10,403            12,500
     Inventories...............................................................              10,246            11,189
     Prepaid assets and other current assets...................................               2,901               854
                                                                                        -----------       -----------
         Total current assets..................................................              31,722            46,224

Property and equipment at cost.................................................              13,238            12,688
Less accumulated depreciation and amortization.................................               8,493             6,965
                                                                                        -----------       -----------
Property and equipment, net....................................................               4,745             5,723
Goodwill.......................................................................               7,671             6,889
Other intangibles, net.........................................................               1,556             1,124
Other assets...................................................................               2,433             2,534
                                                                                        -----------       -----------
         Total assets..........................................................         $    48,127       $    62,494
                                                                                        ===========       ===========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable..........................................................         $     7,856       $     6,561
     Accrued payroll and related expenses......................................               1,801             2,463
     Accrued warranty..........................................................               1,729             1,566
     Deferred revenue..........................................................                 748               637
     Accrued restructuring charges.............................................               1,798             1,909
     Accrued taxes.............................................................               1,708             1,664
     Accrued liabilities related to business acquisitions......................               1,660             2,730
     Other accrued liabilities.................................................               1,431             1,368
                                                                                        -----------       -----------
         Total current liabilities.............................................              18,731            18,898

Long term liabilities:
     Restructuring charges.....................................................                 706             1,450
     Other long term liabilities...............................................               2,099             1,242

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  December 28, 2002 and June 30, 2002 (liquidation preference  - $25,000)......              25,000            25,000

Shareholders' equity:
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding.....................                   -                 -
 Common stock, no par value:
      70,000 shares authorized, 15,225 and 14,051 shares issued and outstanding
      at December 28, 2002 and June 30, 2002, respectively.....................             108,899           107,384
 Accumulated deficit...........................................................            (107,308)          (91,480)
                                                                                        ------------      ------------
      Total shareholders' equity...............................................               1,591            15,904
                                                                                        -----------       -----------
      Total liabilities, redeemable convertible preferred stock and shareholders'
        equity.................................................................         $    48,127       $    62,494
                                                                                        ===========       ===========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                   Three months ended                    Six months ended
                                                                 December 28,  December 29,        December 28,     December 29,
                                                                   2002              2001              2002              2001
                                                               ------------      ------------      -----------      ------------
Net revenues.................................................. $   10,748        $   14,431        $   21,023       $    27,816
Cost of revenues..............................................      7,773             9,172            16,032            17,909
                                                               ------------      ------------      -----------      ------------
Gross margin..................................................      2,975             5,259             4,991             9,907
Operating expenses:
      Research, development and engineering...................      3,071             4,585             6,593            10,423
      Selling, general and administrative.....................      6,477             7,117            12,920            14,831
      Restructuring charges...................................         --                --             1,136            12,336
      Amortization of intangible assets.......................        199               180               348               360
                                                               ------------      ------------      ------------      ------------
Total operating expenses......................................      9,747            11,882            20,997            37,950
                                                               ------------      ------------      ------------      ------------

Operating loss................................................     (6,772)           (6,623)          (16,006)          (28,043)

Interest income, net..........................................         30               137               209               219
                                                               ------------      ------------      ------------      ------------

Loss before income taxes and cumulative effect of
  change in accounting principle..............................     (6,742)           (6,486)          (15,797)          (27,824)
Provision for income taxes....................................         --                66                31               146
                                                               ------------      ------------      ------------      ------------
Net loss before cumulative effect of change in
   accounting principle.......................................     (6,742)           (6,552)          (15,828)          (27,970)
Cumulative effect of change in accounting principle*..........         --                --                 -            (9,973)
                                                               ------------      ------------      ------------      ------------
Net loss...................................................... $   (6,742)       $   (6,552)       $  (15,828)       $  (37,943)
                                                               ============      ============      ============      ============

Basic and diluted net loss per share:
   Before cumulative effect of change in accounting            $    (0.45)       $    (0.48)       $    (1.08)       $    (2.07)
                                                               ============      ============      ============      ============
      principle...............................................
   After cumulative effect of change in accounting             $    (0.45)       $    (0.48)       $    (1.08)       $    (2.81)
                                                               ============      ============      ============      ============
      principle ..............................................

Number of shares used in computing per share amounts:

      Basic...................................................     15,074            13,567            14,701            13,485
                                                               ============      ============      ============      ============
      Diluted.................................................     15,074            13,567            14,701            13,485
                                                               ============      ============      ============      ============

*The cumulative effect of change in accounting principle of $$9,973 was originally reported in our results of operations in the Form 10-Q for the fiscal quarter ended March 30, 2002, when the amount of the impairment under SFAS 142 was determined. However, because the impairment relates to the effective date of SFAS 142, or July 1, 2001 for Adept, the cumulative effect of change in accounting principle is properly included in the first quarter of fiscal 2002 and is reflected in the six month period ended December 29, 2001 in the table above.


                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                                   Six months ended
                                                                                         -------------------------------------
                                                                                           December 28,       December 29,
                                                                                               2002               2001
                                                                                               ----               ----
Operating activities
  Net loss                                                                               $      (15,828)    $      (37,943)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                                              --              9,973
    Depreciation                                                                                  1,417              1,960
    Amortization                                                                                    348                360
    Asset impairment charges                                                                         15              5,601
    Loss on disposal of property and equipment                                                       --                137
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                        2,111              8,106
       Inventories                                                                                1,008               (948)

       Prepaid expenses  and other current assets                                                (2,042)               449
       Other assets                                                                                 213                119
       Accounts payable                                                                           1,160             (3,600)
       Other accrued liabilities                                                                 (1,586)                23
       Accrued restructuring charges                                                               (855)             5,529
       Other long term liabilities                                                                  857                 26
                                                                                         ---------------    ---------------
   Net cash used in operating activities                                                        (13,182)           (10,208)
                                                                                         ---------------    ---------------

Investing activities
  Business acquisitions, net of cash acquired                                                      (198)            (9,809)
  Purchase of property and equipment, net                                                          (282)              (106)
  Purchases of short-term available-for-sale investments                                         (9,275)            (5,200)
  Sales of short-term available-for-sale investments                                             13,581              4,250
                                                                                         --------------     --------------
  Net cash used in investing activities                                                          (3,826)           (10,865)
                                                                                         ---------------    ---------------

Financing activities
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                                     153              2,500
                                                                                         --------------     --------------
  Net cash provided by financing activities                                                         153             27,500
                                                                                         --------------     --------------

 Increase (decrease) in cash and cash equivalents                                                (9,203)             6,427
 Cash and cash equivalents, beginning of period                                                  17,375             18,700
                                                                                         --------------     --------------
 Cash and cash equivalents, end of period                                                $        8,172     $       25,127
                                                                                         ==============     ==============

 Supplemental disclosure of non-cash financing activities:
   Issuance of common stock pursuant to terms of HexaVision acquisition agreement        $           --     $        1,226
   Issuance of common stock pursuant to terms of Meta acquisition agreement              $          825     $           --
   Issuance of common stock into escrow pursuant to terms of line of credit
     agreement with former Meta shareholder                                              $          113     $           --
   Issuance of common stock pursuant to terms of Chad acquisition agreement              $          425     $           --

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 25, 2002, and amended by Form 10-K/A filed on September 27, 2002 and February 5, 2003, as well as the Form 10-K/A filed under cover of Form 8-K on February 5, 2003 which contains updated segment information for the Company.

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

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (mainly stock options and convertible preferred stock), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive. There were no differences between basic and diluted net loss per share for any periods presented.

Derivative Financial Instruments

A foreign currency hedging program is used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. Adept recognized losses of $35,000 and $129,000 for the three and six months ended December 28, 2002, and losses of $126,000 and $480,000 for the three and six months ended December 29, 2001, respectively. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at December 28, 2002. The Company has deferred recognition of a transaction loss of $84,000, relating to foreign exchange contracts. The Company will realize this transaction loss in the third fiscal quarter of 2003, as an offset to the related foreign exchange gain.

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

3.       Mergers and Acquisitions


On August 30, 2002, the Company completed the acquisition of a controlling interest in Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of the Company's technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends the Company's controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into Adept's new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and Adept's HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in Adept's consolidated financial statements since August 30, 2002.

Upon the closing of the acquisition transaction with Meta, the Company acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held by one shareholder. The agreement provides that Adept will acquire all of these remaining shares in return for the payment of discounts to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are paid, acquire 100% of the stock of Meta no later than August 2008.

Under terms of the Meta acquisition agreement, the Company issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of the Company's stock on the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been placed into escrow for the term of one year pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, the Company has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of December 28, 2002 the Company has not incurred any expenses related to discounts and royalties. In connection with the acquisition, the Company assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal (See
Note 6). Additionally, the Company entered into a loan agreement for up to $800,000 with a former shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain cancellation rights. The value of the 100,000 shares issued was determined based on the closing price of the Company's stock on the period of three trading days ended September 3, 2002, and has been classified as other assets in the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under the $800,000 loan agreement.

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Acquisition Cost:
   Stock issued at closing.......................         $      825
   Long term debt assumed........................                511
   Transaction costs.............................                232
                                                          ----------
     Total acquisition cost......................         $    1,568
                                                          ==========

 Purchase Price Allocation:
   Net book value of assets acquired.............         $        6
   Identified intangible assets..................                780
   Goodwill......................................                782
                                                          ----------
     Total.......................................         $    1,568
                                                          ==========

Pro forma results for the three and six months ended December 29, 2001 and for the period from July 1, 2002 through August 30, 2002 (date of acquisition) have been omitted as such effects would not differ materially from the Company's actual results.

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                              December 28,         June 30,
              (in thousands)                      2002               2002
                                                  ----               ----

 Raw materials.......................           $  4,128           $  4,952

 Work-in-process.....................              3,103              3,049
 Finished goods......................              3,015              3,188
                                                --------           --------
                                                $ 10,246           $ 11,189
                                                ========           ========


5.       Warranties

The Company offers a 2 year parts and 1 year labor limited warranty for all of its products. The specific terms and conditions of those warranties are set forth in the Company's "Terms and Conditions of Sale", which is published in sales catalogs and on each Sales Order Acknowledgment. The Company estimates the costs that may be incurred under its limited warranty, and records a liability at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in The Company's product liability during the six months ended December 28, 2002 is as follows:

                                                        (in thousands)
        Balance at June 30, 2002                        $        1,566
        Warranties issued                                          546
        Additional warranty provision                               94
        Warranty claims                                          (753)
        Changes in liability for pre-existing
          warranties including expirations                         276
        Balance at December 28, 2002                    $        1,729

The Company's warranty liability is classified as Accrued warranty in the accompanying balance sheet.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                      December 28,     June 30,
                  (in thousands)                          2002           2002
                                                          ----           ----
 Cost:
 Machinery and equipment.........................     $    3,352     $    3,042
 Computer equipment..............................          5,948          5,806
 Office furniture and equipment..................          3,938          3,840
                                                      ----------     ----------
                                                          13,238         12,688
 Accumulated depreciation and amortization                 8,493          6,965
                                                      ----------     ----------
 Net property and equipment......................     $    4,745     $    5,723
                                                       =========     ==========

7.       Credit Facilities

On August 30, 2002, upon the closing of the acquisition transaction with Meta, the Company assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition and at December 28, 2002. The credit facility does not contain any financial covenants and is secured by a $500,000 cash deposit with Paragon Commercial Bank. The cash deposit is recorded as other current assets in the accompanying balance sheet.

Pursuant to the terms of the CHAD acquisition agreement, the Company paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and released to Adept the funds currently held in escrow in the amount of the $1.6 million note. All outstanding principal of and accrued interest on this second anniversary promissory note was paid in full in January 2003.

8.       Restructuring Charges

Fiscal 2002

During the year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, was required to implement additional restructuring measures during the third quarter of fiscal 2002. Significant items comprising the September 30, 2001 restructuring plan included the following: exit of non-strategic product lines including SILMA inspection software sales and maintenance, factory automation consulting and Multi-bus controller support; consolidation of excess manufacturing and support facilities; consolidation of the Company's European operations; reductions in force and other salary reduction measures. The major actions comprising the third quarter of fiscal 2002 restructuring plan included the following: suspending current efforts focused on precision assembly automation; closure of the Company's Tucson, Arizona facility; the exit from manufacturing lease commitments in Europe; and additional reductions in force.

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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                      Amounts          Amounts         Amounts         Amounts
                                      Charges         Utilized        Utilized         Utilized        Utilized
                                      -------        Q1 Fiscal       Q1 Fiscal        Q2 Fiscal       Q2 Fiscal
         (in thousands)                                 2002            2002             2002            2002
                                                        ----            ----             ----            ----
                                                        Cash          Non Cash           Cash          Non Cash
                                                        ----          --------           ----          --------
 Employee severance costs........... $     1,692      $       555     $       ---      $       370     $       ---
 Lease commitments..................       6,800               88              98               94             ---
 Asset impairment charges...........       9,167              ---           5,601              ---             ---
                                     -----------      ------------    -----------      -----------     -----------
   Total............................ $    17,659      $       643     $     5,699      $       464     $       ---
                                     ===========      ===========     ===========      ===========     ===========

                                        Amounts         Amounts          Amounts         Amounts
                                       Utilized         Utilized        Utilized        Utilized         Balance
                                       Q3 Fiscal       Q3 Fiscal       Q4 Fiscal       Q4 Fiscal        June 30,
         (in thousands)                  2002             2002            2002            2002            2002
                                         ----             ----            ----            ----            ----
                                         Cash          Non Cash           Cash          Non Cash
                                         ----          --------           ----          --------
 Employee severance costs........... $       187      $       ---     $       454      $      ---     $       126
 Lease commitments..................         336            2,573             472             ---           3,139
 Asset impairment charges...........         ---            3,472             ---             ---              94
                                     -----------      -----------     -----------      ----------     -----------
   Total............................ $       523      $     6,045     $       926      $      ---     $     3,359
                                     ===========      ===========     ===========      ==========     ===========

Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all the reportable business segments, and at June 30, 2002 all of the affected employees had ceased employment with the Company. The Company paid the remaining accrued severance as of September 30, 2002. Lease commitments of $6.8 million consist of $4.2 million in charges resulting from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The remaining $2.6 million in lease commitments relates to a non-cash charge for excess production facilities for which the Company exchanged a prepaid commitment fee in order to settle future obligations on excess production facilities. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. At June 30, 2002, the long term accrued restructuring charges related to future rent commitments on non-cancelable lease agreements. Payments against these lease commitments are expected to continue for 18 months to three years based on lease terms. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines, consolidation of facilities, and goodwill and other intangible assets write-off of $2.6 million. The abandoned assets include leasehold improvements and computer and office equipment related to the exit of the SILMA inspection software product line as well as leasehold improvements, machinery and equipment, and computer and office equipment related to the consolidation of manufacturing and support facilities. The abandoned assets also include the write off of enterprise resource planning system software associated with the closure of the Pensar-Tucson facility. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer has value to the Company due to the closure of its Tucson, Arizona operations in March 2002.

As described in Note 14, the Company's management reorganized how it currently measures the Company's businesses into three new business segments: Components, Solutions, and Services and Support. The full effect of fiscal 2002 restructuring activities on the three new business segments were as follows. The Components segment experienced annualized reduction in salary, depreciation and rent-related expenses of approximately $7.6 million over the previous year, which was offset by a decline in revenues of $2.4 million over the previous year. The Solutions segment experienced annualized expense reductions of $1.6 million over the previous year with no offsetting decline in revenues. The Services and Support segment experienced annualized expense reductions of $1.6 million over the previous year with no offsetting decline in revenues.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Fiscal 2003

In response to continued weakness in customer demand, the Company implemented further restructuring measures during the first quarter of fiscal 2003. The Company recorded total restructuring charges of $1.1 million related primarily to a reduction in workforce during the three months ended September 28, 2002. Employee severance costs of $1.0 million represent a reduction of 79 employees in most functional areas across all the reportable business segments, and at September 28, 2002, all of the affected employees had ceased employment with the Company. Lease commitments of $95,000 resulted from the consolidation of the French operations into the Company's office in Germany. Asset impairment charges of $15,000 represent write-offs of abandoned assets.

The following table summarizes the significant components of the Company's first quarter fiscal 2003 restructuring at December 28, 2002:
                                                   Additional       Amounts         Amounts         Amounts
                                     Balance         Charges       Utilized        Utilized         Utilized         Balance
                                    June 30,       Q1 Fiscal      Q1 Fiscal       Q1 Fiscal        Q2 Fiscal       December 28,
                                                            -
        (in thousands)                2002            2003           2003            2003             2003             2002
                                      ----            ----           ----            ----             ----             ----
                                                                     Cash          Non Cash           Cash
 Employee severance costs.......... $       126      $    1,026     $      815     $        --      $       330     $         7
 Lease commitments.................       3,139              95            416              --              416           2,402
 Asset impairment charges..........          94              15             --              15               --              94
                                    -----------      ----------     ----------     -----------      -----------     -----------
   Total........................... $     3,359      $    1,136     $    1,231     $        15      $       746     $     2,503
                                    ===========      ==========     ==========     ===========      ===========     ===========

At December 28, 2002, the long term accrued restructuring charges relate to rent commitments on non-cancelable lease agreements expected to be paid beyond June 30, 2003. The amounts utilized in the second quarter of fiscal 2003 were comprised entirely of cash charges. The restructuring accrual balance of $2.5 million at December 28, 2002 is comprised entirely of cash charges which are expected be paid over the next nine quarters against non-cancelable lease commitments.

9.       Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDS Uniphase Corporation of $25.0 million in its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of its Common Stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. The Company has agreed to use its reasonable commercial efforts to seek shareholder approval to extend this automatic conversion date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept's Common Stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the outstanding voting securities of Adept. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

could be converted subject to the terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

The Company has the right, but not the obligation, to redeem shares of Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate, and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If the Company redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, Adept was obligated to work with JDS Uniphase's internal automation organization, OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1,000,000 each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and shutdown of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1,000,000 promissory note in favor of JDS
Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005. The $1.0 million promissory note is included in other long term liabilities on the accompanying balance sheet.

10.      Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109. Adept recorded a tax provision related to the operations of its French subsidiary in the first quarter of fiscal 2003. In the second quarter of fiscal 2003, the French subsidiary was in a loss position and as a result, the Company did not record a tax provision.

11.      Goodwill and Intangible Assets

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

  (in thousands)                                As of December 28, 2002
                                      ------------------------------------------
                                      Gross Carrying   Accumulated  Net Carrying
  Amortized intangible assets             Amount       Amortization     Amount

     Developed technology              $     2,532     $    (1,110)  $     1,422
     Non-compete agreements                    380            (246)          134
                                       -----------     ------------  -----------
        Total                          $     2,912     $    (1,356)  $     1,556
                                       ===========     ============  ===========

The aggregate amortization expense for three and six months ended December 28, 2002 totaled $199,000 and $150,000, respectively, and the estimated amortization expense for the next five years are as follows:

                (in thousands)                                      Amount
                                                               -----------------

                  Remaining for fiscal year ended 2003            $       363
                  For fiscal year ended 2004                              682
                  For fiscal year ended 2005                              267
                  For fiscal year ended 2006                              195
                  For fiscal year ended 2007                               49
                                                                  -----------
                                                                  $     1,556
                                                                  ===========

The changes in the carrying amount of goodwill for the six months ended December
28, 2002 are as follows:
(in thousands)                                                  Components        Solutions         Totals
Balance at June 30, 2002                                         $    2,394       $    4,495       $    6,889
Addition to goodwill for the acquisition of Meta (Note 3)               782               --              782
                                                                -----------       ----------       ----------
Balance at December 28, 2002                                     $    3,176       $    4,495       $    7,671
                                                                 ==========       ==========       ==========

There is no goodwill related to the Services and Support segment.

12.      Net Loss per Share

                                                                 Three months ended             Six months ended
                                                         ----------------------------------------------------------------
                    (in thousands)                            December 28,  December 29,    December 28,  December 29,
                                                                 2002          2001            2002           2001
                                                                 ----          ----            ----           ----
 Net loss before cumulative effect of change in
    accounting principle................................... $     (6,742)  $     (6,552)   $   (15,828)  $   (27,970)
 Cumulative effect of change in accounting principle.......           --           --             --          (9,973)
                                                            ------------   ------------    -----------   -----------
 Net loss after cumulative effect of change in
    accounting principle................................... $     (6,742)  $     (6,552)   $   (15,828)  $   (37,943)
                                                            ============   ============    ===========   ===========

 Basic and diluted shares outstanding......................       15,074         13,567         14,701        13,485
                                                            ============   ============    ===========   ===========

 Basic and diluted loss per common share:
    Before cumulative effect of change in accounting
      principle............................................ $      (0.45)  $      (0.48)   $     (1.08)  $     (2.07)
                                                            ============   ============    ===========   ===========
    Cumulative effect of change in accounting
       principle........................................... $         --   $         --    $        --   $      (.74)
                                                            ============   ============    ===========   ===========
    Adjusted net loss...................................... $      (0.45)  $      (0.48)   $     (1.08)  $     (2.81)
                                                            ============   ============    ===========   ===========

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

13.      Impact of Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has not yet determined the impact that the adoption of SFAS 148 will have on its financial position or results of operations, if any.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (the Interpretation, FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. The Interpretation requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the Interpretation's scope, including guarantees issued prior to the issuance of the Interpretation. The Company adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As the Company has not made any significant financial guarantees other than product warranties, the adoption of FIN 45 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a significant effect on its financial position or results of operations.

14.      Segment Information

The Company completed several acquisitions over the past few years. Evolution of the business resulting partially from these acquisitions combined with the changing business environment has rendered the Company's previously reported business segments less meaningful. As such, effective July 1, 2002, the previously reported segments, Assembly and Material Handling ("AMH"), Semiconductor, and SILMA Software segments were reorganized into three new business segments to reflect how management currently measures it's the Company's businesses: Components, Solutions, and Services and Support. Of the previously reported segments, Semiconductor's business was reorganized into separate businesses that are now categorized in both Components and Solutions. Additionally, the AMH and SILMA businesses are now categorized in the Components segment. Service and support for all of our products are now categorized in the Services and Support segment. Accordingly, segment information for the three and six months ended December 29, 2001 has been restated to conform to the current presentation.

The Components segment provides intelligent automation software and hardware component products externally and internally to the other two business segments for support and integration into higher level assemblies.

The Solutions segment takes products purchased from the Components segment together with raw materials from third parties, and produced an integrated family of process ready platforms for the semiconductor, electronics and photonics markets which are driven towards standard offerings.

The Services and Support segment provides support services to our customers including providing information on the use of our automation equipment, assisting with the ongoing support of installed systems, consulting services for

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

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

                                                        Three months ended                  Six months ended
                                                   December 28,      December 29,    December 28,     December 29,
                (in thousands)                         2002              2001            2002             2001
                                                       ----              ----            ----             ----
 Revenue:
 Component......................................... $    5,863         $    8,889      $   11,883       $   17,259
 Solutions.........................................      1,328              1,833           2,306            3,130
 Services and Support..............................      3,557              3,709           6,834            7,427
                                                    ----------         ----------      ----------       ----------
 Total revenue..................................... $   10,748         $   14,431      $   21,023       $   27,816
                                                    ==========         ==========      ==========       ==========

 Operating income (loss):
 Components........................................ $   (1,839)        $     (120)     $   (4,249)      $   (3,203)
 Solutions.........................................       (965)              (927)         (2,170)          (1,883)
 Services and Support..............................        955                979           1,389            2,115
                                                    ----------         ----------      ----------       ----------
 Segment loss......................................     (1,849)               (68)         (5,030)          (2,971)
 Unallocated research, development
    and engineering and selling,
    general and administrative.....................     (4,923)            (6,554)         (9,840)         (12,736)
 Restructuring charges.............................         --                 --          (1,136)         (12,336)
 Interest income...................................         41                137             223              221
 Interest expense..................................        (11)                (1)            (14)              (2)
                                                    ----------         ----------      ----------       ----------
 Loss before income taxes and cumulative
   effect of change in accounting principle........ $   (6,742)        $   (6,486)     $  (15,797)      $  (27,824)
                                                    ==========         ==========      ==========       ==========

15.      Comprehensive Loss

For the three and six months ended December 28, 2002 and December 29, 2001, there were no significant differences between Adept's comprehensive loss and its net loss.

16.      Reclassifications

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

     o    marketing and commercialization of our products under development;

     o    our ability to attract customers and market our products;

     o    sources  of  revenues  and   anticipated   revenues,   including   the
          contribution from the growth of new products and markets.

     o    our intellectual property;

     o    our  ability  to  establish  relationships  with  suppliers,   systems
          integrators and OEMs for the supply and distribution of our products; and

     o plans for future acquisitions and for the integration of recent acquisitions;

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

                                    OVERVIEW

We provide intelligent production automation solutions to our customers in many industries including the food, electronics/communications, automotive, appliance, semiconductor, photonics, original equipment manufacturer, or OEM, and life sciences industries. During the six months ended December 28, 2002, product revenues mix was comprised of the following: 23% in foods, 16% in electronics/communications, 16% in semiconductor, 12% in OEM, 11% in automotive, 11% in appliance, 5% in life sciences, and 6% in all others. This mix can and does vary considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. We have recently introduced new systems products, including our IEEE 1394 FireWire technology based distributed control architecture. As a result of our introduction and marketing of these new systems, sales of systems in the Solutions segment may increase relative to Component sales in future periods, causing a change in the nature and composition of our revenues over time. Also, international sales comprise approximately 30% to 60% of our total revenues for any given quarter.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the six months ended December 28, 2002. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 28, 2002. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q.

                             ADEPT TECHNOLOGY, INC.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

     o    revenue recognition;

     o    allowance for doubtful accounts;

     o    inventories including valuation and related services;

     o    warranty reserve;

     o    goodwill and other intangible assets;

     o    long-lived assets; and

     o    deferred tax valuation allowance.

Revenue Recognition. We recognize product revenue, in accordance with SAB 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In Japan, we sell our products through a reseller and we have separate agreements with this reseller for each of our product lines that it sells. For all RDA Real-Time Control and RDA Mechanical Components with this reseller, we have a pass-through arrangement, such that under this arrangement, we defer 100% of the revenue upon shipment and the reseller is not obligated to remit payment to us until they receive payment from the end user. When all other aspects of SAB 101 have been satisfied, we recognize revenue upon payment from the end user. For all other product lines, no pass through arrangement exists. For these products we follow our normal revenue recognition policies.

We recognize software revenue, primarily related to our simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue
Recognition, as amended by Statement of Position 98-4 ("SOP 98-4"). License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a Final Product Acceptance or FPA form.

Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work.

                             ADEPT TECHNOLOGY, INC.

For long-term, fixed contracts, we recognize revenue and profit as work progresses using the percentage-of-completion method, which relies on estimates of total expected contract revenue and costs. We follow this method as reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made. Revenues recognized but not yet billed to the customer are classified as earnings in excess of billings, and consist primarily of recoverable costs. For long-term contracts for which work is less than 75% complete, revenue recognized equals costs incurred to date for a net margin of zero. For long-term contracts for which work is more than 75% complete, revenue and profit are recognized in proportion to costs incurred. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged to income in the period in which the facts that give rise to the revision become known. We recorded earnings in excess of billings of $774,000 at December 28, 2002, classified as prepaid and other current assets in the accompanying balance sheet.

Deferred revenue primarily relates to software support contracts sold. The term of the software support contract is generally one year, and Adept recognizes the associated revenue on a straight line basis over the life of the contract, or if there are milestone payments, upon milestone achievement.

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

Specifically our policy is to record specific reserves against known doubtful accounts. Additionally, a general reserve is calculated based on the greater of 0.5% of total consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific reserves are netted out of the respective receivable balances for purposes of calculating the general reserve. On an ongoing basis, we evaluate the credit worthiness of our customers and should the default rate change or the financial positions of our customers change, we may increase or decrease, as appropriate the general reserve percentage.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Manufacturing inventory includes raw materials, work-in-process, and finished goods. All work-in-process inventories with work orders that are open in excess of 180 days are fully written down. The remaining inventory valuation provisions are based on an excess and obsolete systems report, which captures all obsolete parts and products and all other inventory, which have quantities on hand in excess of one year's projected demand. Individual line item exceptions are identified by management for either inclusion or exclusion from the inventory valuation provision. The materials control group and cost accounting function monitor the line item exceptions and make periodic adjustments as necessary.

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including activity monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. At the time Adept issues a warranty, it recognizes an initial liability for the fair value or market value, of the obligations it assumes under the warranty. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. In November 2002, the FASB
issued   Interpretation

                             ADEPT TECHNOLOGY, INC.

No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (the Interpretation, FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. We adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As we have not made any significant financial guarantees other than product warranties, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

Goodwill and Other Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable tangible net assets of acquired companies between other intangible assets and goodwill. Other intangible assets primarily represent developed technology and non-compete covenants. As of July 1, 2001, we no longer amortize goodwill in accordance with SFAS 142. SFAS 142 requires that goodwill be evaluated for impairment at least annually, and we have chosen April 1 as the date to conduct this annual evaluation.

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

Results of Operations

Three and Six Month Periods Ended December 28, 2002 and December 29, 2001

Net revenues. Our net revenues decreased 25.5% to $10.7 million for the three months ended December 28, 2002 from $14.4 million for the three months ended December 29, 2001. Our net revenues decreased 31.1% to $21.0 million for the six months ended December 28, 2002 from $27.8 million for the six months ended December 29, 2001. The decrease is primarily attributable to the continued decline in overall market conditions contributing to further deterioration of our business, as our customers reduced capital spending in an effort to deal with excess manufacturing capacity. Revenues decreased across all three of our reportable business segments. Components revenue decreased 34.0% to $5.9 million for the three months ended December 28, 2002 from $8.9 million for the three months ended December 29, 2001. Components revenue decreased 31.1% to $11.9 million in revenues for the six months ended December 28, 2002 compared to $17.3 million in revenues for the six months ended December 29, 2001.The decrease is primarily attributable to the downturn in capital expenditures in the semiconductor and OEM industries. Solutions revenue decreased 27.5% to $1.3 million for the three months ended December 28, 2002 from $1.8 million for the three ended December 29, 2001. Solutions revenue decreased 26.3% to $2.3 million for the six months ended December 28, 2002 from $3.1 million for the six months ended December 29, 2001. Services and Support revenue decreased 4.0% to $3.5 million for the three months ended December 28, 2002 from $3.7 million for the three months ended December 29, 2001. Services and Support revenue decreased 8.0% to $6.8 million for the six months ended December 28, 2002 from $3.7 million for the three months ended December 29, 2001.

                             ADEPT TECHNOLOGY, INC.

Our domestic sales increased 16.9% to $7.6 million for the three months ended December 28, 2002from $6.5 million for the three months ended December 29, 2001 Domestic sales increased 11.2% to $13.8 million for the six months ended December 28, 2002 from $12.4 million for the three months ended December 29, 2001. Our international sales decreased 60.2% to $3.1 million for the three months ended December 28, 2002from $7.9 million for the three months ended December 29, 2001. International sales decreased 53.2% to $7.2 million for the six months ended December 28, 2002 from $15.4 million for the six months ended December 29, 2001.

Gross margin. Gross margin as a percentage of net revenue was 27.7% for the three months ended December 28, 2002 compared to 36.4% for the three months ended December 29, 2001. Gross margin as a percentage of net revenue was 23.7% for the six months ended December 28, 2002 compared to 35.6% for the six months ended December 29, 2001. This decrease in gross margin percentage was primarily due to fixed facilities expenses and reduction in production units. Throughout the first and second quarters of fiscal 2003, we continued to experience excess fixed capacity, lower margins from pricing pressure and lower volumes. All of these factors combined to produce an unfavorable manufacturing variance resulting in lower margins as compared to the same three and six month periods of fiscal 2002.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased 33.0% to $3.1 million, or 28.6% of net revenues, for the three months ended December 28, 2002 from $4.6 million, or 31.8% of net revenues, for the three months ended December 29, 2001. Research, development and engineering expenses decreased 36.7% to $6.6 million, or 31.4% of net revenues, for the six months ended December 28, 2002 from $10.4 million, or 37.5% of net revenues, for the six months ended December 29, 2001.

The decrease in expense for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 was primarily attributable to restructuring activities in fiscal 2002 and the first quarter of fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2002 included significant reductions in headcount, consolidation of facilities, and the suspension of efforts focused on the precision assembly automation market. Salary and related expenses were reduced by approximately $0.8 million and $1.5 million for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 as a result of headcount reductions. Depreciation and rent-related expenses were reduced by approximately $0.1 million and $0.3 million for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 due to consolidation of our facilities. We expect that research, development and engineering expenses will continue to decrease or remain flat for the remainder of fiscal 2003.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses decreased 15.0% to $6.5 million, or 60.3% of net revenues, for the three months ended December 28, 2002, as compared with $7.1 million, or 49.3% of net revenues, for the three months ended December 29, 2001. Selling, general and administrative expenses decreased 12.9% to $12.9 million, or 61.5% of net revenues, for the six months ended December 28, 2002, as compared with $14.8 million, or 53.3% of net revenues, for the six months ended December 29, 2001.

The decrease in expense for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 was primarily attributable to restructuring activities in fiscal 2002 and the first quarter of fiscal 2003. Cost reduction measures implemented as a result of restructuring activities in fiscal 2002 included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets. Salary and related expenses were reduced by approximately $0.3 million and $0.8 million for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 as a result of headcount reductions. Depreciation and rent-related expenses were reduced by approximately $0.2 and $0.4 million for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 due to consolidation of facilities. In fiscal 2003, restructuring activities were undertaken which resulted in additional headcount reductions. Salary and related expenses were reduced by approximately $0.4 million and $0.7 million for the three and six months ended December 28, 2002 as compared to the three and six months ended December 29, 2001 as a result of these reductions. We expect that selling, general and administrative expenses will continue to decrease or remain flat for the remainder of fiscal 2003.

                             ADEPT TECHNOLOGY, INC.

Restructuring Charge. We did not incur any restructuring charges during the three months ended December 28, 2002 and December 29, 2001. Restructuring charges were $1.1 million and $12.3 million for the six months ended December 28, 2002 and December 29, 2001, respectively. The restructuring charges of $1.1 million for the six months ended December 28, 2002 are attributable to severance costs related to a 24% reduction in headcount, related asset impairment charges and the consolidation of our France office into our Germany office. The restructuring charges of $12.3 million for the six months ended December 29, 2001 relate to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities.

                                                      Six months ended,      Six months ended,
(in thousands)                                        December 28, 2002      December 29, 2001
 Employee severance costs.......................                1,026          $       1,372
 Lease termination costs........................                   95                  5,363
 Asset impairment charges.......................                   15                  5,601
                                                       --------------          -------------
   Total........................................       $        1,136          $      12,336
                                                       ==============          =============

The Company anticipates that when the first quarter of fiscal 2003 restructuring activities take full effect, the Components business segment will experience annualized reduction in expenses of approximately $3.2 million as compared to fiscal 2002 with no offsetting decline in revenues. The Company anticipates that the Solutions segment will experience annualized reduction in expenses of approximately $0.4 million as compared to fiscal 2002 with no offsetting decline in revenues. The Services and Support segment will experience annualized reduction in expenses of approximately $0.2 million as compared to fiscal 2002 with no offsetting decline in revenues

Amortization of Intangible Assets. We incurred non-cash amortization of intangible asset expenses of $0.2 million for each of the three month periods ended December 28, 2002 and December 29, 2001. We incurred non-cash amortization of intangible asset expenses of $0.3 million and $0.4 million for the six months ended December 28, 2002 and December 29, 2001, respectively.

Interest Income, Net. Interest income, net was $30,000 for the three months ended December 30, 2002 and $137,000 for the three months ended December 29, 2001. Interest income, net was $209,000 for the six months ended December 28, 2002, as compared to $219,000 for the six months ended December 29, 2001. The decrease was due to the combination of lower interest rates and a lower average cash balance.

Provision for Income Taxes. Our effective tax rate was less than 1% for the three and six months ended December 28, 2002 and December 29, 2001, respectively. We expect to be in a loss position for U.S. tax purposes for the tax year ending June 30, 2003. However, we estimate that our French subsidiary will be in a taxable position and recorded a provision for such taxes for the first quarter of fiscal 2003, resulting in a 1% overall tax rate. For the three and six months ended December 28, 2002, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized losses of $35,000 and $129,000 for the three and six months ended December 28, 2002, respectively, and losses of $126,000 and $480,000 for the three and six months ended December 29, 2001, respectively. Realized and unrealized gains and losses on instruments that hedge firm commitments are deferred and included in the measurement of the subsequent transaction; however, losses are deferred only to the extent of expected gains on the future commitment at December 28, 2002. We have deferred recognition of a transaction loss of $84,000 relating to foreign exchange contracts. We will realize this transaction loss in the third fiscal quarter of 2003 as an offset to the related foreign exchange gain.

                             ADEPT TECHNOLOGY, INC.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of December 28, 2002, we had working capital of approximately $13.0 million, including $8.2 million in cash and cash equivalents.

Cash and cash equivalents decreased $13.5 million from June 30, 2002. Net cash used in operating activities of $13.2 million was primarily attributable to our net loss and decrease in other accrued liabilities offset in part by a decrease in accounts receivable and inventories and increase in accounts payable. The decrease in accounts receivable of $2.1 million reflects a decline in revenues in recent quarters. Cash provided by investing activities during the six months ended December 28, 2002 was $3.8 million, due to the sale of short-term investments of $4.3 million, which was partially offset by property and equipment purchases of $0.3 million and business acquisition costs of $0.2 million. Cash provided by financing activities of $0.2 million was related to proceeds from our employee stock incentive plan.

On August 30, 2002, upon the acquisition of Meta, we assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 and bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition and at December 28, 2002. The credit facility does not contain any financial covenants and is secured by a $500,000 cash deposit with Paragon Commercial Bank. The cash deposit is classified as other current assets.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock . Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative and are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004. We have agreed to use our reasonable commercial efforts to seek shareholder approval to extend this automatic conversion date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

We have the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial

                             ADEPT TECHNOLOGY, INC.

Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such changes may be outside of management's control and would trigger payment of the Preferred Stock liquidation preference, the Preferred Stock are classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, we were obligated to work with JDS Uniphase's internal automation organization, referred to as Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, we were obligated to pay up to $1,000,000 each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and termination of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1,000,000 promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005.

Pursuant to the terms of the CHAD acquisition agreement, we paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and released to Adept the funds held in escrow to secure the note. All outstanding principal of and accrued interest on this second anniversary was paid in full in January 2003.

We do not anticipate additional capital expenditures for the remainder of fiscal 2003. We are currently pursuing various debt and equity financing alternatives in order to improve our liquidity. If adequate funds are not available on acceptable terms or at all, we expect to use substantially all of our cash during fiscal 2003.

Acquisitions

On August 30, 2002, we completed the acquisition of a controlling interest in Meta Control Technologies, Inc. (Meta), a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends our controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into our new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and our HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in our consolidated financial statements since August 30, 2002.

Under terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been place into escrow for one year pending certain contingencies under the terms of the

                             ADEPT TECHNOLOGY, INC.

acquisition agreement. Additionally, Adept has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of December 28, 2002 we have not incurred any expenses related to the discounts and royalties. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. Additionally, we entered into a loan agreement for up to $800,000 with a former shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain restrictions on transfer and cancellation rights. The value of the 100,000 shares issued was determined based on the period of three trading days ended September 3, 2002, and has been classified as other assets on the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under this loan agreement.

New Accounting Pronouncements.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. We have not yet determined the impact that the adoption of SFAS 148 will have on our financial position or results of operations, if any.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (the Interpretation, FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. The Interpretation requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the Interpretation's scope, including guarantees issued prior to the issuance of the Interpretation. We adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As we have not made any significant financial guarantees other than product warranties, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. We do not expect that the adoption of SFAS 146 will have a significant effect on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

You should not rely on our past results to predict our future performance because our operating results fluctuate due to factors, which are difficult to forecast, are often out of our control and which can be extremely volatile.

                             ADEPT TECHNOLOGY, INC.

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

     o changes or reductions in demand in the communications, semiconductor, electronics, and photonics industries and other markets we serve;

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

     o decline or slower than expected growth in those industries requiring precision assembly automation; and

     o slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, volume variances driven by substantially lower production volumes, and higher margin software products.

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the third and fourth quarters of fiscal 1998, the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001 and 2002, and the first half of fiscal 2003 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced significantly reduced demand during fiscal 2002 and 2003 in our base industries, especially the electronics and semiconductor industry, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industry will occur.

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

                             ADEPT TECHNOLOGY, INC.

In the event that in some fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

We have limited cash resources, and our recurring operating losses and negative cash flow could soon exhaust these cash resources. We are attempting to raise additional capital, but we may not be able to obtain adequate funds to continue our operations.

As of December 28, 2002, our cash and cash equivalents totaled $8.2 million. We have generated, and may continue to generate in the future, operating losses and negative cash flow. We cannot predict with any degree of certainty when, or if, such operating and net losses will cease and we will begin to realize operating and net profits. We are pursuing various debt and equity financing alternatives to improve our cash position. If our capital requirements vary from those currently forecasted or if our expectations regarding cash flow are not realized, or if adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. Additionally, if adequate funds are not available on acceptable terms or at all, we expect to use substantially all of our cash in fiscal 2003, and our business, results of operations, financial condition and continued viability will be materially adversely affected and our common stock may lose some or all of its value.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we are currently experiencing reduced demand in the electronics and semiconductor industries, which may continue to adversely affect our revenues.

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, photonics and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. Evidencing the weakness in the photonics industry, the supply and development agreement between the Company and JDS Uniphase was recently terminated largely as a result of the termination of JDS Uniphase's OPA operations. We are currently experiencing reduced demand in most of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for at least the third quarter of fiscal 2003 or beyond. During fiscal 2001 and 2002, and the first and second quarter of fiscal 2003, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made further cost reductions in the first two quarters of fiscal 2003 to further realign our business. Despite this restructuring, our ability to reduce expenses in response to any downturn in the

                             ADEPT TECHNOLOGY, INC.

semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of the semiconductor industry, and thus, any future downturn in the semiconductor industry could therefore harm our revenues and gross margin if demand drops or average selling prices decline.

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

Changes in delivery schedules and customer cancellations of orders constituting our backlog may result in lower than expected revenues.

Backlog should not be relied on as a measure of anticipated demand for our products or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002 and the first and second quarters of fiscal 2003, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

Because we do not have long-term contracts with our customers, our future sales are not guaranteed.

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

We have recently begun to sell to customers our new distributed controls architecture based on IEEE 1394 FireWire(TM) technology. IEEE 1394 is a standard defining a high speed multimedia connection protocol that enables simple, low cost, high-bandwidth, real-time data interfacing between computers and intelligent devices. We are

                             ADEPT TECHNOLOGY, INC.

devoting, and expect to devote in the future significant financial, engineering and management resources to expand our development, marketing and sales of these products. Commercial success of these products depends upon our ability to, among other things:

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

Some of our solution products have a fixed price which makes us vulnerable to cost overruns.

We charge a fixed price for certain of our solutions products, including the products that we have added as a result of our acquisitions. Our ability to achieve a reasonably accurate estimate of the costs of these products will have a direct impact on the profit we obtain from these products. If the costs we incur in completing a customer order for these products exceed our expectations, we generally cannot pass those costs on to our customer. Competitive price reductions generally characterize the intelligent automation solutions business.

Our gross margins can vary significantly from quarter to quarter based on factors which are not always in our control.

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

     o    the volume of products produced;

     o    our efforts to enter new markets; and

                             ADEPT TECHNOLOGY, INC.

     o certain inventory related costs including obsolescence of products & components resulting in excess inventory.

Because our significant fixed costs are not easily reduced, we may be unable to adequately reduce expenditures to offset decreases in revenue to avoid operating losses.

While we have reduced our absolute amount of expenses in all areas of our operations in connection with our restructuring, we continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, utilizing our relatively fixed capacity, which could also cause fluctuations in our operating results.

We cannot control the procurement, sales or marketing efforts of the systems integrators and OEMs who sell our products which may result in lower revenues if they do not successfully market and sell our products or choose instead to promote competing products.

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

As we enter new geographic and applications markets, we must locate and establish relationships with system integrators and OEMs to assist us in building sales in those markets. It can take an extended period of time and significant resources to establish a profitable relationship with a system integrator or OEM because of product integration expenses training in product and technologies and sales training. We may not be successful in obtaining effective new system integrators or OEMs or in maintaining sales relationships with them. In the event a number of our system integrators and/or OEMs experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or in the event we fail to build or maintain an effective systems integrator or OEM channel in any existing or new markets, our business, financial condition and results of operations could be adversely affected.

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

The long sales cycles and implementation periods of our products may increase costs of obtaining orders and reduce predictability of our earnings.

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

                             ADEPT TECHNOLOGY, INC.

predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue.

Our reliance on single source suppliers with lengthy lead procurement times or limited supplies for our key components and materials may render us unable to meet product demand and we may lose customers and suffer decreased revenue.

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

If we cannot identify and make acquisitions, our ability to expand our operations and increase our revenue may be impaired.

                             ADEPT TECHNOLOGY, INC.

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

Any acquisition we make could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

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

Our international operations and sales subject us to divergent regulatory requirements and other financial and operating risks outside of our control that may harm our operating results.

                             ADEPT TECHNOLOGY, INC.

International sales were $3.2 million for the quarter ended December 28, 2002, $31.8 million for the fiscal year ended June 30, 2002, $36.4 million for the fiscal year ended June 30, 2001, and $44.9 million for the fiscal year ended June 30, 2000. This represented 39.2%, 55.7%, 36.3%, and 45.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

We sell standard components for products to original equipment manufacturers, or OEMs, who deliver products to Asian markets, such as Japan, Malaysia, Korea and China.

Past turmoil in Asian financial markets and the deterioration of underlying economic conditions in certain Asian countries may continue to impact our sales to our OEM customers who deliver to, are located in, or whose projects are based in, Asian countries due to the impact of restrictions on government spending imposed by the International Monetary Fund on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or our bank's financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced a significant decline in sales to OEMs serving the Asian market.

Maintaining operations in different countries requires us to expend significant resources to keep our operations coordinated and subjects us to differing laws and regulatory regimes that may affect our offerings and revenue.

We may incur currency exchange-related losses in connection with our reliance on our single or sole source foreign suppliers.

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and the first and second quarters of fiscal 2003 and may experience a loss

                             ADEPT TECHNOLOGY, INC.

on such instruments in the future. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

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

The success of our business depends on our key employees and without their continued service to Adept, our business may suffer.

We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to us since our inception, Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since inception or Michael Overby, Vice President of Finance and Chief Financial Officer, who oversees the financial operations of our business. In addition, the loss of the services of key senior technical or sales personnel could impair our business, financial condition, and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

If we become subject to unfair hiring claims, we could be prevented from hiring needed personnel, incur liability for damages and incur substantial costs in defending ourselves.

                             ADEPT TECHNOLOGY, INC.

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

Risks Related to Our Industry

Intense competition in the market for intelligent automation products will cause our revenues and business to suffer if our products are seen as more attractive by customers than other products in the marketplace.

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

     o    product functionality and reliability;

     o    price;

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

If we are unable to effectively support the distinct needs of the multiple industries of our customers, the demand for our products may decrease and our revenues will decline.

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

                             ADEPT TECHNOLOGY, INC.

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

Our  business  will  decline  if we  cannot  keep  up  with  the  rapid  pace of
technological   change  and  new  product   development  that  characterize  the
intelligent automation industry.

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

                             ADEPT TECHNOLOGY, INC.

significant financial and management resources. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, our business may be harmed.

If we fail to adequately invest in research and development, we may be unable to compete effectively and sales of our products will decline.

Over the past year, our total expenditures for research and development have declined. We have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

If we do not comply with environmental regulations, we may incur significant costs causing our overall business to suffer.

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

 If we fail to obtain export licenses, we would be unable to sell any of our software products overseas and our revenues would decline.

We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

Risks Related to our Stock

If we are unable to transfer to the Nasdaq SmallCap Market or are unable to maintain a Nasdaq SmallCap Market quotation, our common stock may become even more illiquid and the value of our securities may decline.

In the second quarter of this fiscal year, the Nasdaq National Market, or Nasdaq informed Adept that it was not in compliance with Nadsaq's listing requirements. Adept determined that its ability to comply with Nasdaq National Market listing requirements was unlikely. As such, on December 4 2002, we applied to transfer from The Nasdaq National Market to The Nasdaq SmallCap Market. In January 2003, Nasdaq informed Adept that its application for transfer to the Nasdaq SmallCap Market was denied and that that its common stock is subject to delisting as a result of its failure to meet Nasdaq's minimum listing standards. Adept has requested a hearing to appeal the delisting decision to a Nasdaq Listing Qualifications Panel. Nasdaq stated in its letter that a hearing request will stay the delisting of Adept's securities pending the Panel's decision. There can be no assurance the Panel will grant Adept's request for continued listing on Nasdaq and its application to list its common stock on The Nasdaq SmallCap Market.

                             ADEPT TECHNOLOGY, INC.

If the Nasdaq does not approve our request to transfer our common stock to The Nasdaq SmallCap Market, Nasdaq will delist our common stock. If this occurs, our common stock will likely trade on the National Association of Securities Dealers' OTC Bulletin Board or in the over-the-counter market in the so-called "pink sheets" maintained by Pink Sheets LLC. Such alternative trading markets are generally considered less liquid and efficient than Nasdaq, and although trading in our stock is already relatively thin and sporadic, the liquidity of our common stock may decline further because smaller quantities of share would likely be bought and sold, transactions could be delayed and securities analysts' and news media coverage of Adept would diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding.

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

     o    general conditions in the intelligent automation industry; and

     o    perceived   dilution  from  stock  issuances  for  acquisitions,   our
          convertible preferred stock and other transactions.

Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist actions or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly traded companies may adversely affect the market price of our common stock. If Nasdaq does not grant our request to transfer our common stock to The Nasdaq SmallCap Market, our common stock will no longer be traded on Nasdaq.

The ability of our Board of Directors to issue preferred stock and our outstanding preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by Adept's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of Adept without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock will have a dilutive effect on the holders of common stock.

                             ADEPT TECHNOLOGY, INC.

We have issued 100,000 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference that may be triggered by events such as a change of control of our common stock. The preferred stock may be converted into shares of Adept's common stock at the per share rate equal to the initial preferred price, $250, divided by the lower of $8.18 or 75% of the price of Adept's stock on the conversion date , provided that the denominator in such conversion rate will never be lower than $4.09 for the Series B preferred stock and $2.05 for the Series A preferred stock, other than for certain liquidity events not approved by the Board of Directors. The preferred stock shall not be convertible into 20% or more of the outstanding voting securities of Adept and no holder of preferred stock may convert shares of preferred stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding and become convertible when such holder holds less than 20% of the Adept's outstanding voting securities. The liquidation preference of the preferred stock or the ability of a preferred shareholder to convert shares of preferred stock into common stock may affect the price an acquirer or investor is willing to pay for our common stock and the trading price of our common stock.

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

                                        Fiscal     Fiscal   Fiscal                    Fair
           (in thousands)                2003       2004     2005       Total        Value
           --------------                ----       ----     ----       -----        -----
Cash equivalents
 Fixed rate......................     $   8,172      --      --     $    8,172   $    8,172
 Average rate....................         0.66%      --      --           0.66%

    Total Investment Securities.      $   8,172      --      --     $    8,172   $    8,172
                                      ---------      --      --     ----------   ----------
 Average rate....................         0.66%      --      --           0.66%

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

                             ADEPT TECHNOLOGY, INC.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 9, 2002, in connection with our acquisition of Chad Industries, Inc., Adept issued 20,035 shares of its common stock to former employees of Chad Industries, Inc. pursuant to an exemption from registration under Regulation D under the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

At Adept's 2002 Annual Meeting of Shareholders, held on November 5, 2002, the shareholders of Adept approved the following actions:

a) Election of six (6) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

     Brian R. Carlisle:         For:  16,666,885              Withheld:  309,692
     Bruce E. Shimano:          For:  16,675,174              Withheld:  301,403
     Ronald E.F. Codd:          For:  16,720,102              Withheld:  256,475
     Michael P. Kelly:          For:  16,721,263              Withheld:  255,314
     Cary R. Mock:              For:  16,589,456              Withheld:  387,121
     John E. Pomeroy:           For:  16,589,756              Withheld:  386,821

b) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 2003.

     For: 16,801,226   Against: 159,841   Abstain: 0    Broker Non-Vote: 960,378


ITEM 5.  OTHER INFORMATION

Effective  January  15,  2003  John  Pomeroy  resigned  from  Adept's  Board  of
Directors.

                             ADEPT TECHNOLOGY, INC.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

3.1  Bylaws of the Registrant, as amended to date.

10.1 Letter Agreement effective as of November 30, 2002 between the Registrant and JDS Uniphase Corporation (incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on January 22, 2003).

10.2 Amended Second Anniversary Note Agreement effective as of December 13, 2002 between the Registrant and the Holcomb Family Trust.

b) Reports on Form 8-K.

On October 23, 2002, a Form 8-K was filed by Adept announcing its financial results for its first quarter ended September 28, 2002.

On November 12, 2002, a Form 8-K was filed by Adept  announcing that pursuant to
Section 906 of the Sarbanes -Oxley Act of 2002, its Form 10-Q for the first quarter ended September 28, 2002 was accompanied by a certification of its CFO and CEO.

On December 27, 2002, a Form 8-K was filed by Adept announcing that it has applied to The Nasdaq Stock Market, Inc. to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market.

On January 22, 2003, a Form 8-K was filed by Adept announcing that it has entered into an agreement to terminate the Supply, Development and License Agreement between JDS Uniphase Corporation and Adept.

On January 22, 2003, a Form 8-K was filed by Adept announcing its financial results for its second quarter ended December 28, 2002.

On February 4, 2003, a Form 8-K was filed by Adept announcing that its has been notified by The Nasdaq Stock Market, Inc. that its application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market has been denied as a result of its failure to meet certain minimum listing requirements and that its common stock is subject to delisting.

On February 5, 2003, a Form 8-K was filed by Adept to provide its amended annual report on Form 10-K/A, conformed to reflect segment changes occuring in Adept's reportable business segments in the first quarter of fiscal 2003.

On February 6, 2003, a Form 8-K was filed by Adept  announcing  that pursuant to
Section 906 of the Sarbanes -Oxley Act of 2002, its Form 10-K/A for the fiscal year ended June 30, 2002 and Form 10-Q/A for the first quarter ended September 28, 2002 were accompanied by a certification of its CFO and CEO.

                             ADEPT TECHNOLOGY, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADEPT TECHNOLOGY, INC.

                                   By: /s/ Michael W. Overby
                                   ---------------------------------------------
                                   Michael W. Overby
                                   Vice President, Finance and
                                   Chief Financial Officer

                                   By: /s/ Brian R. Carlisle
                                   ---------------------------------------------
                                   Brian R. Carlisle
                                   Chairman of the Board of Directors and
                                   Chief Executive Officer




Date: February 10, 2003

                             ADEPT TECHNOLOGY, INC.


                                 CERTIFICATIONS

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

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




     Date:   February 10, 2003


     By: /s/ Brian R. Carlisle
     Brian R. Carlisle
     Chairman of the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person's performing the equivalent function):

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


     Date:   February 10, 2003


     By: /s/ Michael W. Overby
     Michael W. Overby
     Vice President, Finance and
     Chief Financial Officer
     (Principal Financial Officer)

                             ADEPT TECHNOLOGY, INC.


                                INDEX TO EXHIBITS

 3.1          Bylaws of the Registrant, as amended to date

10.2 Amended Second Anniversary Note Agreement effective as of December 13, 2002 between the Registrant and the Holcomb Family Trust