Form 10-K/A
period 2002-06-30
ADEPT TECHNOLOGY INC
filed 2003-03-19
CIK 865415

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (Amendment No. 3)

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

                                Explanatory Note

The purpose of this amendment to Adept Technology, Inc.'s Annual Report on Form 10-K is to clarify the (i) description of Adept's revenue-by-industry percentage data regarding its components product revenue; and (ii) description of the automatic conversion of Adept's Preferred Stock.

This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, as previously amended, or modify or update those disclosures as presented in the Form 10-K, as previously amended, except to reflect the clarifications as described above.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Stock and Related Shareholder Matters

Our common stock is traded on the Nasdaq National Market under the symbol "ADTK". The following table reflects the range of high and low sale prices as reported on the Nasdaq National Market for the quarters identified below:

                                                               Three Months Ended
                    Jun. 30,     Mar. 30,     Dec. 29,      Sep. 29,      Jun. 30,      Mar. 31,     Dec. 31,       Sep. 30,
                      2002         2002         2001         2001           2001          2001         2000           2000
                    --------     --------     --------     ---------     ---------     ---------     ---------     ---------
High                $   3.64     $   4.70     $   5.40     $   10.60     $   14.50     $   31.38     $   53.25     $   58.19
Low                 $   1.50     $   2.05     $   3.05     $    2.85     $    7.45     $   11.00     $   12.38     $   21.50

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

                                                                       Equity Compensation Plan Information
                                                   -----------------------------------------------------------------------------
                                                            (a)                    (b)                        (c)
                                                                                                      Number of securities
                                                    Number of securities                             remaining available for
                                                     to be issued upon       Weighted average     future issuance under equity
                                                        exercise of          exercise price of         compensation plans
                                                    outstanding options,   outstanding options,       (excluding securities
         Plan Category                                   and rights             and rights          reflected in column (a))
         -------------                                   ----------             ----------          ------------------------
Equity compensation plans approved
  by security holders                                          2,683           $       8.88                         743
Equity compensation plans not
  approved by security holders (1)                               655                   3.22                       1,945
                                                        ------------           ------------                ------------
Total                                                          3,338           $       7.77                       2,688
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

We market and sell our products worldwide through more than 250 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the food, communications, electronics, automotive, appliance, semiconductor, photonics and life sciences industries. Prior to the economic downturn which began in fiscal 2001, the food/pharmaceutical, automotive and appliance industries each comprised between 12% and 16% of our product revenue, while the consumer electronics/telecommunications industry comprised 22% of our product revenue and the semiconductor industry comprised 21% of product revenue. Due to a worldwide slowdown in the communications, consumer electronics, semiconductor and precision assembly markets, our net revenues have been at extremely low levels during this fiscal year compared to previous years. In fiscal 2002, semiconductor revenue declined 80% from fiscal 2001 while electronics and telecommunications revenue declined 48% from fiscal 2001. Across all other industries, revenue declined 35% from fiscal 2001. As a result of the widely divergent declines in revenue by industry, the revenue mix by industry for fiscal 2002 was not consistent with the historical revenue mix. The biggest shift was between the food/pharmaceutical and semiconductor industries. Revenue from the food/pharmaceutical industry comprised 26% of product revenue in fiscal 2002 while revenue from the semiconductor industry decreased to only 8% of product revenue in fiscal 2002.

Because we market and sell our products through resellers, we do not have full visibility as to industry data regarding the end-users of our products. Our practice has been to collect industry data for our component product revenue where it can be determined but our resellers do not always provide this information and we do not attempt to track this revenues-by-industry information for segments other than our component products. We believe that the data captured in our information systems provides a fair representation of distribution of component product revenue by industry and allows us to identify industry percentage data for component product revenue; however, the absolute values may be inaccurate and as a result, we are unable to accurately quantify total revenues-by-industry of the end-user.

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

                                               Fiscal 2002
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

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid cash dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date (the "Automatic Conversion Date"). The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Barring the occurrence of certain liquidity events that are not approved by the Board of Directors of Adept, if the Conversion Date Price on the Automatic Conversion Date is lower than $2.05, then the denominator for the calculation of the conversion of the Preferred Stock described above will be $4.09 for the Series B Preferred Stock and $2.05 for the Series A Preferred Stock. In addition, because accrued and unpaid cash dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, as described above, barring the prior occurrence of such a liquidity event, no cash dividends will be payable at the Automatic Conversion Date.

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

23.1     Consent of Independent Auditors.

24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 to the 2002 Form 10-K).

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

On May 9, 2002, a Form 8-K was filed by Adept under Item 5 announcing its completion of the sale of its assets of the CimStation Inspection business.

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

Date: March 19, 2003

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

Date: March 19, 2003

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

Date: March 19, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                                    Title                             Date
      ---------                                    -----                             ----
/s/ Brian R. Carlisle     Chairman of the Board of Directors and Chief           March 19, 2003
---------------------     Executive Officer (Principal Executive Officer)
 (Brian R. Carlisle)

/s/ Michael W. Overby     Vice President, Finance and Chief Financial            March 19, 2003
---------------------     Officer (Principal Financial and Accounting
 (Michael W. Overby)      Officer)

 /s/ Bruce E. Shimano*    Vice President, Research and Development,              March 19, 2003
 --------------------     Secretary and Director
  (Bruce E. Shimano)

/s/ Ronald E. F. Codd*    Director                                               March 19, 2003
---------------------
 (Ronald E. F. Codd)

 /s/ Michael P. Kelly*    Director                                               March 19, 2003
 --------------------
  (Michael P. Kelly)

   /s/ Cary R. Mock*      Director                                               March 19, 2003
   ----------------
    (Cary R. Mock)

*By:  /s/ Michael W. Overby
Attorney-in-Fact

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ADEPT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors.......................  50

Consolidated Balance Sheets at June 30, 2002 and June 30, 2001...........  51

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2002.......................................  52

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2002.......................................  53

Consolidated Statements of Shareholders' Equity for each of the three years in the period ended June 30, 2002...........................  53

Notes to Consolidated Financial Statements...............................  54

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

                                                   /s/ Ernst & Young LLP

San Jose, California
July 29, 2002
except for Note 13 as to which the date is January 22, 2003

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         June 30,         June 30,
                                                                                                           2002             2001
                                                                                                         ---------        ---------
ASSETS                                                                                                         (in thousands)
Current assets:
     Cash and cash equivalents ...................................................................       $  17,375        $  18,700
     Short-term investments ......................................................................           4,306            2,800
     Accounts receivable, less allowance for doubtful accounts of $832 in
          2002 and $742 in 2001 ..................................................................          12,500           21,272
     Inventories .................................................................................          11,189           17,750
     Deferred tax assets and other current assets ................................................             854            2,069
                                                                                                         ---------        ---------
         Total current assets ....................................................................          46,224           62,591

Property and equipment at cost ...................................................................          12,688           34,520
Less accumulated depreciation and amortization ...................................................           6,965           23,789
                                                                                                         ---------        ---------
Property and equipment, net ......................................................................           5,723           10,731
Goodwill .........................................................................................           6,889           14,596
Other intangibles ................................................................................           1,124            1,736
Other assets .....................................................................................           2,534            5,919
                                                                                                         ---------        ---------
         Total assets ............................................................................       $  62,494        $  95,573
                                                                                                         =========        =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable ............................................................................       $   6,561        $  10,369
     Accrued payroll and related expenses ........................................................           2,463            5,267
     Accrued warranty ............................................................................           1,566            2,072
     Deferred revenue ............................................................................             637            2,061
     Accrued restructuring charges ...............................................................           1,909             --
Accrued taxes ....................................................................................           1,516            1,812
     Accrued amounts related to business acquisitions ............................................           2,730             --
     Other accrued liabilities ...................................................................           1,516            1,226
                                                                                                         ---------        ---------
         Total current liabilities ...............................................................          18,898           22,807

Long term liabilities:
     Restructuring charges .......................................................................           1,450             --
     Deferred income tax and other long term liabilities .........................................           1,242            1,284

Commitments and contingencies

Redeemable convertible preferred stock, no par value: 5,000 shares authorized,
  100 shares issued and outstanding at June 30, 2002; and none issued and outstanding at June 30, 2001
  (liquidation preference  - $25,000) ............................................................          25,000             --

Shareholders' equity:
 Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding .................................................................................            --               --
 Common stock, no par value:  70,000 shares authorized, 14,051 shares issued
     and outstanding in 2002, and 13,165 shares in 2001 ..........................................         107,384          103,138
 Accumulated deficit .............................................................................         (91,480)         (31,656)
                                                                                                         ---------        ---------
         Total shareholders' equity ..............................................................          15,904           71,482
                                                                                                         ---------        ---------
         Total liabilities, redeemable convertible preferred stock and shareholders'
           equity ................................................................................       $  62,494        $  95,573
                                                                                                         =========        =========

See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year Ended June 30,
                                                                                      ---------------------------------------------
                                                                                        2002              2001              2000
                                                                                      ---------         ---------         ---------
                                                                                           (in thousands, except per share data)
Net revenues .................................................................        $  57,039         $ 100,313         $  99,212
Cost of revenues .............................................................           37,868            65,303            56,173
                                                                                      ---------         ---------         ---------
Gross margin .................................................................           19,171            35,010            43,039
Operating expenses:
      Research, development and engineering ..................................           20,398            22,727            14,629
      Selling, general and administrative ....................................           28,994            36,002            29,503
      Restructuring charges ..................................................           17,659              --                --
      Merger-related charges .................................................             --                --                 988
      Amortization of goodwill and other intangibles .........................              725             6,818               685
      Impairment of goodwill .................................................            6,608              --                --
      Gain on sale of assets .................................................           (1,566)             --                --
                                                                                      ---------         ---------         ---------
Total operating expenses .....................................................           72,818            65,547            45,805
                                                                                      ---------         ---------         ---------

Operating loss ...............................................................          (53,647)          (30,537)           (2,766)

Interest income ..............................................................              441               745             1,031
Interest and other expense ...................................................                3                12               285
                                                                                      ---------         ---------         ---------

Loss before income taxes and cumulative effect of change in
  accounting principle .......................................................          (53,209)          (29,804)           (2,020)
Provision for (benefit from) income taxes ....................................           (3,358)            5,396              (593)
                                                                                      ---------         ---------         ---------
Loss before cumulative effect of change in accounting principle ..............          (49,851)          (35,200)           (1,427)
Cumulative effect of change in accounting principle ..........................           (9,973)             --                --
                                                                                      ---------         ---------         ---------
Net loss .....................................................................        $ (59,824)        $ (35,200)        $  (1,427)
                                                                                      =========         =========         =========

Basic and diluted net loss per share:

      Before cumulative effect of change in accounting principle .............        $   (3.64)        $   (3.02)        $   (0.15)
      Cumulative effect of change in accounting principle ....................            (0.73)             --                --
                                                                                      ---------         ---------         ---------
      After cumulative effect of change in accounting principle ..............        $   (4.37)        $   (3.02)        $   (0.15)
                                                                                      =========         =========         =========

Number of shares used in computing per share amounts:

      Basic ..................................................................           13,691            11,637             9,774
                                                                                      =========         =========         =========
      Diluted ................................................................           13,691            11,637             9,774
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

                             ADEPT TECHNOLOGY, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                      Retained
                                                                              Common Stock            Earnings/          Total
                                                                       ------------------------      (Accumulated     Shareholders'
                                                                        Shares          Amount         Deficit)          Equity
                                                                       --------        --------        --------         --------
                                                                                      (in thousands)
Balance at June 30, 1999 .........................................        9,459        $ 50,215        $  4,971         $ 55,186

       Common stock issued under employee stock
          incentive program and employee
          stock purchase plan ....................................          518           2,602            --              2,602
       Tax benefit from stock plans ..............................         --               591            --                591
       Common stock issued in connection with
          acquisitions ...........................................          700          13,776            --             13,776
       Net loss and comprehensive loss ...........................         --              --            (1,427)          (1,427)
                                                                       --------        --------        --------         --------

Balance at June 30, 2000 .........................................       10,677        $ 67,184        $  3,544         $ 70,728

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..........................................          488           3,530            --              3,530
       Common stock issued in conjunction with
          follow-on offering (less issuance
          costs of $1,056) .......................................        2,000          32,424            --             32,424
       Net loss and comprehensive loss ...........................         --              --           (35,200)         (35,200)
                                                                       --------        --------        --------         --------

Balance at June 30, 2001 .........................................       13,165        $103,138        $(31,656)        $ 71,482

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..........................................          555           1,477            --              1,477
       Common stock issued in connection with
          acquisitions ...........................................          331           2,769            --              2,769
       Net loss and comprehensive loss ...........................         --              --           (59,824)         (59,824)
                                                                       --------        --------        --------         --------

Balance at June 30, 2002 .........................................       14,051        $107,384        $(91,480)        $ 15,904
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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                                                                     Amounts          Amounts         Amounts             Amounts
                                                                     Utilized         Utilized        Utilized           Utilized
                                                                     Q1 Fiscal        Q1 Fiscal       Q2 Fiscal          Q2 Fiscal
         (in thousands)                              Charges           2002             2002             2002               2002
                                                     -------          -------          -------          -------          -----------
                                                                       Cash           Non Cash           Cash             Non Cash
                                                                       ----           --------           ----             --------
Employee severance costs ..................          $ 1,692          $   555          $  --            $   370          $      --
Lease commitments .........................            6,800               88               98               94                 --
Asset impairment charges ..................            9,167             --              5,601             --                   --
                                                     -------          -------          -------          -------          -----------
  Total ...................................          $17,659          $   643          $ 5,699          $   464          $      --
                                                     =======          =======          =======          =======          ===========

                                                     Amounts         Amounts          Amounts          Amounts
                                                    Utilized         Utilized        Utilized         Utilized             Balance
                                                    Q3 Fiscal       Q3 Fiscal       Q4 Fiscal         Q4 Fiscal           June 30,
         (in thousands)                                2002            2002            2002              2002               2002
                                                      ------          ------          ------          -----------          ------
                                                       Cash          Non Cash          Cash            Non Cash
Employee severance costs ......................       $  187          $ --            $  454          $      --            $  126
Lease commitments .............................          336           2,573             472                 --             3,139
Asset impairment charges ......................         --             3,472            --                   --                94
                                                      ------          ------          ------          -----------          ------
  Total .......................................       $  523          $6,045          $  926          $      --            $3,359
                                                      ======          ======          ======          ===========          ======

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

7. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of the first anniversary of the original issue date, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon the third anniversary of the original issue date (the "Automatic Conversion Date"). The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept. No holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Barring the occurrence of certain liquidity events that are not approved by the Board of Directors of Adept, if the Conversion Date Price on the Automatic Conversion Date is lower than $2.05, then the denominator for the calculation of the conversion of the Preferred Stock described above will be $4.09 for the Series B Preferred Stock and $2.05 for the Series A Preferred Stock. In addition, because accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, as described above, barring the prior occurrence of such a liquidity event, no cash dividends will be payable at the Automatic Conversion Date.

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

13. Subsequent Event

Through December 28, 2002, the Company has experienced reductions in revenues and continued operating losses. These operating losses have adversely affected the Company's current results of operations and liquidity. As of January 22, 2003, management has reduced headcount and operating expenses and is currently pursuing various debt and equity financing alternatives in order to improve its liquidity. There can be no assurance that such financing will be available or at terms acceptable to the Company.

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

                                   SCHEDULE II

                             ADEPT TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                    Balance         Additions
                                                       at           Charged to                            Balance
                                                   Beginning        Costs and                             at End
         Description                               of Period         Expenses        Deductions (1)      of Period
         -----------                               ---------         --------        --------------      ---------
Year ended June 30, 2000:
 Allowance for doubtful accounts                    $  716            $ 516             $(595)             $ 637

Year ended June 30, 2001:
 Allowance for doubtful accounts                       637              214              (109)               742

Year ended June 30, 2002:
 Allowance for doubtful accounts                       742              319              (229)               832

(1) Includes write offs net of recoveries.