Form 10-Q/A
period 2002-09-28
ADEPT TECHNOLOGY INC
filed 2003-03-19
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 2)


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

Item 6. Exhibits and Reports on Form 8-K.................................... 35

Signatures.................................................................. 37

Certifications.............................................................. 38

Index to Exhibits........................................................... 40

                             ADEPT TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited) (in thousands)


                                                                              September 28,  June 30,
                                                                                  2002         2002
                                                                                  ----         ----
ASSETS
Current assets:
     Cash and cash equivalents ................................................  $  15,498   $  17,375
     Short-term investments ...................................................        806       4,306
     Accounts receivable, less allowance for doubtful accounts of $817 at
          September 28, 2002 and $832 at June 30, 2002 ........................     11,107      12,500
     Inventories ..............................................................     10,610      11,189
     Deferred tax assets and other current assets .............................      1,374         854
                                                                                 ---------   ---------
         Total current assets .................................................     39,395      46,224

Property and equipment at cost ................................................     13,114      12,688
Less accumulated depreciation and amortization ................................      7,810       6,965
                                                                                 ---------   ---------
Property and equipment, net ...................................................      5,304       5,723
Goodwill ......................................................................      7,562       6,889
Other intangibles .............................................................      1,754       1,124
Other assets ..................................................................      4,282       2,534
                                                                                 ---------   ---------
         Total assets .........................................................  $  58,297   $  62,494
                                                                                 =========   =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable .........................................................  $   8,617   $   6,561
     Accrued payroll and related expenses .....................................      2,099       2,463
     Accrued warranty .........................................................      1,669       1,566
     Deferred revenue .........................................................        974         637
     Accrued restructuring charges ............................................      2,140       1,909
     Accrued taxes ............................................................      2,695       2,730
     Other accrued liabilities ................................................      1,887       1,516
                                                                                 ---------   ---------
         Total current liabilities ............................................     21,718      18,898

Long term liabilities:
     Restructuring charges ....................................................      1,109       1,450
     Deferred income tax and other long term liabilities ......................      2,715       1,242

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  September 28, 2002 and June 30, 2002 (liquidation preference  - $25,000) ....     25,000      25,000

Shareholders' equity:
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ....................       --          --
 Common stock, no par value:
      70,000 shares authorized, 14,881 and 14,051 shares issued and outstanding    108,321     107,384
      at September 28, 2002 and June 30, 2002, respectively
 Accumulated deficit ..........................................................   (100,566)    (91,480)
                                                                                 ---------   ---------
         Total shareholders' equity ...........................................      7,755      15,904
                                                                                 ---------   ---------
         Total liabilities, redeemable convertible preferred stock and shareholders'
           Equity .............................................................  $  58,297   $  62,494
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

Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including valuations, in determining the purchase price of Meta, which was allocated to tangible assets, goodwill and other intangible assets. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value.

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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows: (in thousands)

                                                                Amounts            Amounts             Amounts           Amounts
                                             Charges           Utilized            Utilized           Utilized           Utilized
                                             -------           Q1 Fiscal           Q1 Fiscal          Q2 Fiscal          Q2 Fiscal
                                                               ---------        --------------     --------------     --------------
            (in thousands)                                       2002                2002               2002               2002
                                                                 ----                ----               ----               ----
                                                                 Cash              Non Cash             Cash             Non Cash
 Employee severance costs                  $       1,692      $         555      $         ---       $         370      $        ---
 Lease commitments                                 6,800                 88                 98                  94               ---
 Asset impairment charges                          9,167                ---              5,601                 ---               ---
                                           -------------      -------------      -------------       -------------      ------------
    Total                                  $      17,659      $         643      $       5,699       $         464      $        ---
                                           =============      =============      =============       =============      ============

                                             Amounts            Amounts            Amounts            Amounts
                                            Utilized           Utilized            Utilized           Utilized           Balance
                                            Q3 Fiscal       Q3 Fiscal 2002      Q4 Fiscal 2002     Q4 Fiscal 2002       June 30,
                                            ---------       --------------      --------------     --------------
            (in thousands)                     2002              2002                2002               2002               2002
                                               ----              ----                ----               ----               ----
                                               Cash              Cash              Non Cash             Cash             Non Cash
 Employee severance costs                  $         187      $         ---      $         454       $         ---     $         126
 Lease commitments                                   336              2,573                472                 ---             3,139
 Asset impairment charges                            ---              3,472                ---                 ---                94
                                           -------------      -------------      -------------       -------------     -------------
    Total                                  $         523      $       6,045      $         926       $         ---     $       3,359
                                           =============      =============      =============       =============     =============

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

8. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with an accredited investor of $25.0 million in Adept convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or a liquidation or dissolution of the Company. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of Adept's common stock at any time after the earlier of October 29, 2002, the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by the Company of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). The Preferred Stock may be converted into shares of Adept's Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Series A Preferred and the Series B Preferred shall not be convertible, in the aggregate, into 20% or more of the outstanding voting securities of Adept and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the Company's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of the Company's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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


(in thousands)                                                     As of September 28, 2002
                                                  -----------------------------------------------------------
                                                    Gross Carrying        Accumulated        Net Carrying
Amortized intangible assets                             Amount            Amortization          Amount
   Developed technology                             $         2,531      $          (935)  $          1,596
   Non-compete agreements                                       380                 (222)               158
                                                    ---------------      ----------------  ----------------
      Total                                         $         2,911      $        (1,157)  $          1,754
                                                    ===============      ================  ================

The aggregate amortization expense for three months ended September 28, 2002 totaled $150,000 and the estimated amortization expense for the next five years are as follows:


(in thousands)                               Amount
                                          ------------

  Remaining for fiscal year ended 2003    $       610
  For fiscal year ended 2004                      747
  For fiscal year ended 2005                      332
  For fiscal year ended 2006                       65
                                          -----------
                                          $     1,754
                                          ===========

The changes in the carrying amount of goodwill for the quarter ended September 28, 2002 are as follows:

(in thousands)                                                   Components       Solutions         Totals
                                                                 ----------       ---------         ------
Balance at June 30, 2002                                         $    2,394       $    4,495       $    6,889
Addition to goodwill for the acquisition of Meta (Note 3)               673               --              673
                                                                 ----------       ----------       ----------
Balance at September 28, 2002                                    $    3,067       $    4,495       $    7,562
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


                                                         Three months ended
                                                         ------------------
                                                    September 28,  September 29,
                                                    -------------  -------------
                          (in thousands)                2002          2001
                                                        ----          ----
Revenue:
Components .......................................   $  6,020        $  8,370
Solutions ........................................        978           1,297
Services & Support ...............................      3,277           3,718
                                                     --------        --------
Total revenue ....................................   $ 10,275        $ 13,385
                                                     ========        ========
Operating (loss) income:
Components .......................................   $ (2,410)       $ (3,082)
Solutions ........................................     (1,205)           (956)
Service and Support ..............................        434           1,136
                                                     --------        --------
Segment loss .....................................     (3,181)         (2,902)
Unallocated research, development and engineering
  and selling, general and administrative ........     (4,917)         (6,182)
Restructuring charges ............................     (1,136)        (12,336)
Interest income ..................................        182              84
Interest expense .................................         (3)             (1)
                                                     --------        --------
Loss before income taxes and cumulative effect of
  change in accounting principle .................   $ (9,055)       $(21,337)
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

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our Common Stock at any time after the earlier of October 29, 2002 , the public announcement of a liquidity event, or an event of default, such as bankruptcy, or the reporting by Adept of a cash balance of less than $15.0 million at the end of any fiscal quarter through September 30, 2002, and, in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date ("Conversion Date Price").However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

                                                                                                          Fair
                                         2002           2003             2004            Total            Value
                                         ----           ----             ----            -----            -----
                                                                    (in thousands)
                                                                    --------------
Cash equivalents
 Fixed rate......................     $  5,498            --              --          $  15,498         $ 15,498
 Average rate....................        1.31%            --              --              1.31%
Short term marketable securities
 Fixed rate......................     $    806            --              --          $     806         $    806
 Average rate....................        2.05%            --              --              2.05%

    Total Investment Securities..     $  6,304            --              --          $  16,304         $ 16,304
                                      ========            ==              ==          =========         ========

 Average rate....................        1.35%            --              --              1.35%

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


Date: March 19, 2003



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

I,Michael W. Overby, Vice President of Finance and Chief Financial Officer of Adept Technology, Inc., certify that:

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

Date: March 19, 2003

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