Form 10-Q/A
period 2002-12-28
ADEPT TECHNOLOGY INC
filed 2003-03-19
CIK 865415

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

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                 Three months ended                  Six months ended
                                                            December 28,    December 29,     December 28,      December 29,
                                                               2002            2001              2002              2001
                                                              -------         -------          --------          --------
Net revenues................................................  $10,748         $14,431          $ 21,023          $ 27,816
Cost of revenues............................................    7,773           9,172            16,032            17,909
                                                              -------         -------          --------          --------
Gross margin................................................    2,975           5,259             4,991             9,907
Operating expenses:
      Research, development and engineering.................    3,071           4,585             6,593            10,423
      Selling, general and administrative...................    6,477           7,117            12,920            14,831
      Restructuring charges.................................       --              --             1,136            12,336
      Amortization of intangible assets.....................      199             180               348               360
                                                              -------         -------          --------          --------
Total operating expenses....................................    9,747          11,882            20,997            37,950
                                                              -------         -------          --------          --------

Operating loss..............................................   (6,772)         (6,623)          (16,006)          (28,043)

Interest income, net........................................       30             137               209               219
                                                              -------         -------          --------          --------

Loss before income taxes and cumulative effect of
  change in accounting principle............................   (6,742)         (6,486)          (15,797)          (27,824)
Provision for income taxes..................................       --              66                31               146
                                                              -------         -------          --------          --------
Net loss before cumulative effect of change in
   accounting principle.....................................   (6,742)         (6,552)          (15,828)          (27,970)
Cumulative effect of change in accounting principle*........       --              --                 -            (9,973)
                                                              -------         -------          --------          ---------
Net loss....................................................  $(6,742)        $(6,552)         $(15,828)         $(37,943)
                                                              =======         =======          ========          ========

Basic and diluted net loss per share:
   Before cumulative effect of change in accounting
      principle............................................   $ (0.45)        $ (0.48)         $  (1.08)         $  (2.07)
                                                              =======         =======          ========          ========

   After cumulative effect of change in accounting
      principle ...........................................   $ (0.45)        $ (0.48)         $  (1.08)         $  (2.81)
                                                              =======         =======          ========          ========


Number of shares used in computing per share amounts:

      Basic................................................    15,074          13,567            14,701            13,485
                                                              =======         =======          ========          ========
      Diluted...............................................   15,074          13,567            14,701            13,485
                                                              =======         =======          ========          ========

*The cumulative effect of change in accounting principle of $9,973 was originally reported in our results of operations in the Form 10-Q for the fiscal quarter ended March 30, 2002, when the amount of the impairment under SFAS 142 was determined. However, because the impairment relates to the effective date of SFAS 142, or July 1, 2001 for Adept, the cumulative effect of change in accounting principle is properly included in the first quarter of fiscal 2002 and is reflected in the six month period ended December 29, 2001 in the table above.


                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                                   Six months ended
                                                                                         -------------------------------------
                                                                                           December 28,       December 29,
                                                                                               2002               2001
                                                                                               ----               ----
Operating activities
  Net loss                                                                               $      (15,828)    $      (37,943)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle                                              --              9,973
    Depreciation                                                                                  1,417              1,960
    Amortization                                                                                    348                360
    Asset impairment charges                                                                         15              5,601
    Loss on disposal of property and equipment                                                       --                137
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                        2,111              8,106
       Inventories                                                                                1,008               (948)

       Prepaid expenses  and other current assets                                                (2,042)               449
       Other assets                                                                                 213                119
       Accounts payable                                                                           1,160             (3,600)
       Other accrued liabilities                                                                 (1,586)                23
       Accrued restructuring charges                                                               (855)             5,529
       Other long term liabilities                                                                  857                 26
                                                                                         --------------     --------------
   Net cash used in operating activities                                                        (13,182)           (10,208)
                                                                                         ---------------    ---------------

Investing activities
  Business acquisitions, net of cash acquired                                                      (198)            (9,809)
  Purchase of property and equipment, net                                                          (282)              (106)
  Purchases of short-term available-for-sale investments                                         (9,275)            (5,200)
  Sales of short-term available-for-sale investments                                             13,581              4,250
                                                                                         --------------     --------------
  Net cash used in investing activities                                                          (3,826)           (10,865)
                                                                                         ---------------    ---------------

Financing activities
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                                     153              2,500
                                                                                         --------------     --------------
  Net cash provided by financing activities                                                         153             27,500
                                                                                         --------------     --------------

 Increase (decrease) in cash and cash equivalents                                                (9,203)             6,427
 Cash and cash equivalents, beginning of period                                                  17,375             18,700
                                                                                         --------------     --------------
 Cash and cash equivalents, end of period                                                $        8,172     $       25,127
                                                                                         ==============     ==============

 Supplemental disclosure of non-cash financing activities:
   Issuance of common stock pursuant to terms of HexaVision acquisition agreement        $           --     $        1,226
   Issuance of common stock pursuant to terms of Meta acquisition agreement              $          825     $           --
   Issuance of common stock into escrow pursuant to terms of line of credit
     agreement with former Meta shareholder                                              $          113     $           --
   Issuance of common stock pursuant to terms of Chad acquisition agreement              $          425     $           --

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Acquisition Cost:
   Stock issued at closing.......................         $  825
   Long term debt assumed........................            511
   Transaction costs.............................            232
                                                          ------
     Total acquisition cost......................         $1,568
                                                          ======

 Purchase Price Allocation:
   Net book value of assets acquired.............         $    6
   Identified intangible assets..................            780
   Goodwill......................................            782
                                                          ------
     Total.......................................         $1,568
                                                          ======

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

6.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                    December 28,        June 30,
                  (in thousands)                        2002              2002
                                                        ----              ----
 Cost:
 Machinery and equipment.......................    $    3,352         $    3,042
 Computer equipment............................         5,948              5,806
 Office furniture and equipment................         3,938              3,840
                                                   ----------         ----------
                                                       13,238             12,688
 Accumulated depreciation and amortization              8,493              6,965
                                                   ----------         ----------
 Net property and equipment....................    $    4,745         $    5,723
                                                   ==========         ==========

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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                       Amounts          Amounts         Amounts         Amounts
                                      Charges          Utilized        Utilized         Utilized        Utilized
                                      -------         Q1 Fiscal       Q1 Fiscal        Q2 Fiscal       Q2 Fiscal
         (in thousands)                                  2002            2002             2002            2002
                                                         ----            ----             ----            ----
                                                         Cash          Non Cash           Cash          Non Cash
                                                         ----          --------           ----          --------
 Employee severance costs..........  $     1,692      $       555     $       ---      $       370     $       ---
 Lease commitments.................        6,800               88              98               94             ---
 Asset impairment charges..........        9,167              ---           5,601              ---             ---
                                     -----------      -----------     -----------      -----------     -----------
   Total...........................  $    17,659      $       643     $     5,699      $       464     $       ---
                                     ===========      ===========     ===========      ===========     ===========

                                      Amounts          Amounts          Amounts         Amounts
                                     Utilized          Utilized        Utilized         Utilized         Balance
                                     Q3 Fiscal        Q3 Fiscal       Q4 Fiscal        Q4 Fiscal        June 30,
         (in thousands)                2002              2002            2002             2002            2002
                                       ----              ----            ----             ----            ----
                                       Cash            Non Cash          Cash          Non Cash
                                       ----            --------          ----          --------
 Employee severance costs..........  $       187      $       ---     $       454      $      ---     $       126
 Lease commitments.................          336            2,573             472             ---           3,139
 Asset impairment charges..........          ---            3,472             ---             ---              94
                                     -----------      -----------     -----------      ----------     -----------
   Total...........................  $       523      $     6,045     $       926      $      ---     $     3,359
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

The following table summarizes the significant components of the Company's first quarter fiscal 2003 restructuring at December 28, 2002:

                                                   Additional       Amounts         Amounts         Amounts
                                     Balance         Charges       Utilized        Utilized         Utilized         Balance
                                    June 30,       Q1 Fiscal      Q1 Fiscal       Q1 Fiscal        Q2 Fiscal       December 28,
        (in thousands)                2002            2003           2003            2003             2003             2002
                                      ----            ----           ----            ----             ----             ----
                                                                     Cash          Non Cash           Cash
                                                                     ----          --------           ----
 Employee severance costs.........  $       126      $    1,026     $      815     $        --      $       330     $         7
 Lease commitments................        3,139              95            416              --              416           2,402
 Asset impairment charges.........           94              15             --              15               --              94
                                    -----------      ----------     ----------     -----------      -----------     -----------
   Total..........................  $     3,359      $    1,136     $    1,231     $        15      $       746     $     2,503
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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the outstanding voting securities of Adept. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to the terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

  (in thousands)                                                     As of December 28, 2002
                                                    -----------------------------------------------------------
                                                      Gross Carrying        Accumulated        Net Carrying
  Amortized intangible assets                             Amount            Amortization          Amount

     Developed technology                             $         2,532      $        (1,110)  $          1,422
     Non-compete agreements                                       380                 (246)               134
                                                     ----------------     -----------------  ----------------
        Total                                         $         2,912      $        (1,356)  $          1,556
                                                     ================     =================  ================

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

12.      Net Loss per Share

                                                                 Three months ended                   Six months ended
                                                         ------------------------------------ ----------------------------------
                    (in thousands)                         December 28,       December 29,     December 28,      December 29,
                                                               2002               2001             2002              2001
                                                               ----               ----             ----              ----
 Net loss before cumulative effect of change in
    accounting principle..................................  $    (6,742)       $    (6,552)      $   (15,828)     $   (27,970)
 Cumulative effect of change in accounting principle......           --                 --                --           (9,973)
                                                            ------------       ------------      ------------     ------------
 Net loss after cumulative effect of change in
    accounting
principle.................................................  $    (6,742)       $    (6,552)      $   (15,828)     $   (37,943)
                                                            ============       ============      ============     ============

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

 Basic and diluted shares outstanding.....................       15,074             13,567            14,701           13,485
                                                            ============       ============      ============     ============

 Basic and diluted loss per common share:
    Before cumulative effect of change in accounting
      principle...........................................  $    (0.45)        $    (0.48)       $    (1.08)      $     (2.07)
                                                            ============       ============      ============     ============
    Cumulative effect of change in accounting

       principle..........................................  $        --        $       --        $         --     $      (.74)
                                                            ============       ============      ============     ============
    Adjusted net loss.....................................  $    (0.45)        $    (0.48)       $    (1.08)      $     (2.81)
                                                            ============       ============      ============     ============

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                                                        Three months ended                  Six months ended
                                                        ------------------                  ----------------
                                                   December 28,      December 29,    December 28,     December 29,
                (in thousands)                         2002              2001            2002             2001
                                                       ----              ----            ----             ----
 Revenue:
 Component........................................  $    5,863         $    8,889      $   11,883       $   17,259
 Solutions........................................       1,328              1,833           2,306            3,130
 Services and Support.............................       3,557              3,709           6,834            7,427
                                                    ----------         ----------      ----------       ----------
 Total revenue....................................  $   10,748         $   14,431      $   21,023       $   27,816
                                                    ==========         ==========      ==========       ==========

 Operating income (loss):
 Components.......................................  $   (1,839)        $     (120)     $   (4,249)      $   (3,203)
 Solutions........................................        (965)              (927)         (2,170)          (1,883)
 Services and Support.............................         955                979           1,389            2,115
                                                    ----------         ----------      ----------       ----------
 Segment loss.....................................      (1,849)               (68)         (5,030)          (2,971)
 Unallocated research, development
    and engineering and selling,
    general and administrative....................      (4,923)            (6,554)         (9,840)         (12,736)
 Restructuring charges............................          --                 --          (1,136)         (12,336)
 Interest income..................................          41                137             223              221
 Interest expense.................................         (11)                (1)            (14)              (2)
                                                    ----------         ----------      ----------       ----------
 Loss before income taxes and cumulative
   effect of change in accounting principle.......  $   (6,742)        $   (6,486)     $  (15,797)      $  (27,824)
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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

                                    OVERVIEW

We provide intelligent production automation solutions to our customers in many industries including the food, electronics/communications, automotive, appliance, semiconductor, photonics, original equipment manufacturer, or OEM, and life sciences industries. During the six months ended December 28, 2002, product revenue mix was comprised of the following: 23% in foods, 16% in electronics/communications, 16% in semiconductor, 12% in OEM, 11% in automotive, 11% in appliance, 5% in life sciences, and 6% in all others. This mix can and does vary considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. We have recently introduced new systems products, including our IEEE 1394 FireWire technology based distributed control architecture. As a result of our introduction and marketing of these new systems, sales of systems in the Solutions segment may increase relative to Component sales in future periods, causing a change in the nature and composition of our revenues over time. Also, international sales comprise approximately 30% to 60% of our total revenues for any given quarter.

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

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

     o    revenue recognition;
     o    allowance for doubtful accounts;
     o    inventories including valuation and related reserves;
     o    warranty reserve;
     o    goodwill and other intangible assets;
     o    long-lived assets; and
     o    deferred tax valuation allowance.

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

We recognize software revenue, primarily related to our simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue
Recognition, as amended by Statement of Position 98-4 (:SOP 98-4"). License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a Final Product Acceptance or FPA form.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

for the three months ended December 29, 2001. Services and Support revenue decreased 8.0% to $6.8 million for the six months ended December 28, 2002 from $3.7 million for the three months ended December 29, 2001.


Our domestic sales increased 16.9% to $7.6 million for the three months ended December 28, 2002 from $6.5 million for the three months ended December 29, 2001 Domestic sales increased 11.2% to $13.8 million for the six months ended December 28, 2002 from $12.4 million for the three months ended December 29, 2001. Our international sales decreased 60.2% to $3.1 million for the three months ended December 28, 2002from $7.9 million for the three months ended December 29, 2001. International sales decreased 53.2% to $7.2 million for the six months ended December 28, 2002 from $15.4 million for the six months ended December 29, 2001. Domestic and international revenues between segments for the three and six month periods ended December 28, 2002 and December 29, 2001 are as follows:

                                         Three months ended                         Six months ended
                                   December 28,         December 29,        December 28,         December 29,
                                       2002                2001                2002                 2001
                                       ----                ----                ----                 ----
Domestic revenue:
   Components                      $     4,007          $     2,774         $     7,311          $     6,076
   Solutions                             1,329                1,827               2,092                3,007
   Services                              2,255                1,891               4,435                3,362
   Total                           $     7,591          $     6,492         $    13,838          $    12,445
                                   -----------          -----------         -----------          -----------

International revenue:
   Components                      $     1,855          $     6,115         $     4,571          $    11,183
   Solutions                                --                    6                 215                  123
   Services                              1,302                1,818               2,399                4,065
     Total                         $     3,157          $     7,939         $     7,185          $    15,371
                                   -----------          -----------         -----------          -----------

Because we market and sell our products through resellers, we do not have full visibility as to industry data regarding the end-users of our products. Our practice has been to collect end-user industry data for our component product revenue where it can be determined but our resellers do not always provide this information and we do not attempt to track this revenues-by-industry information for segments other than our component products. We believe that the data captured in our information systems provides a fair representation of distribution of component product revenue by end-user industry and allows us to identify industry percentage data for components revenue; however, the absolute values may be inaccurate and as a result, we are unable to accurately track changes and trends in domestic and international revenue by end-user customer product line.


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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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


On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock

                             ADEPT TECHNOLOGY, INC.

may be converted into shares of our Common Stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). We have agreed to use our reasonable commercial efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of our Common Stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

                             ADEPT TECHNOLOGY, INC.

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


In August 2002 we engaged Broadview International to help Adept in evaluating strategic alternatives including possible merger candidates, debt and equity financing alternatives and the restructuring activities necessary to ensure the long term viability of Adept. and we took certain cost cutting measures in 2002. Subsequent to December 28, 2002, management has taken a number of steps to further reduce our cash consumption. We reduced our headcount by an additional 40 people, which we expect will result in approximately $1.2 million per quarter in cash savings when fully implemented at the end of fiscal 2003. We are also currently in discussions with certain of our landlords regarding restructuring certain of our leases, during which time we are deferring rental payments of $800,000 per quarter with an understanding that no default will occur. In the event that we are unable to reach agreement with regard to the lease, we will be immediately required to pay the deferred rent in full. Finally, we are accelerating the phase-in of newer generation products that will reduce the amount of inventory that Adept will need to maintain by approximately $500,000 per quarter. We expect these actions will reduce our operating cash consumption to approximately $4.8 million and $3.0 million for the next two quarters. These cost cutting measures are expected to result in significantly reduced operating expenses over the foreseeable future.

Should our financial condition deteriorate further, it is highly likely that our primary suppliers might begin requesting cash in advance or at a minimum be reluctant to continue with existing terms where those terms extend beyond customary industry averages.


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

Under terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price

                             ADEPT TECHNOLOGY, INC.

of Adept's stock for the period of three trading days ended September 3, 2002. Of the 730,000 shares of common stock, 10% have been place into escrow for one year pending certain contingencies under the terms of the acquisition agreement. Additionally, Adept has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of December 28, 2002 we have not incurred any expenses related to the discounts and royalties. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. Additionally, we entered into a loan agreement for up to $800,000 with a former shareholder of Meta, which, in the absence of a material change in financial condition or impairment of ability to repay as determined in good faith by the lender and subject to registration of shares issued to the lender, permits quarterly borrowings in increments of up to $200,000 after December 15, 2002, at a rate of 1% plus the prime rate announced by the Wall Street Journal. In connection with the loan agreement, 100,000 shares of the Company's common stock valued at $113,000 were issued to the lender, subject to certain restrictions on transfer and cancellation rights. The value of the 100,000 shares issued was determined based on the period of three trading days ended September 3, 2002, and has been classified as other assets on the accompanying balance sheet. As amounts are borrowed and shares released, the value of such shares will be amortized to interest expense over the life of the loan agreement. Any amounts borrowed under this loan agreement are due and payable by August 2006. No amounts are currently outstanding under this loan agreement.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and the first and second quarters of fiscal 2003 and may experience a loss on such instruments in the future. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

Risks Related to Our Industry


Intense competition in the market for intelligent automation products will cause our revenues and business to suffer if our products are not seen as more attractive by customers than other products in the marketplace.


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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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


In the second quarter of this fiscal year, the Nasdaq National Market, or Nasdaq informed Adept that it was not in compliance with Nadsaq's listing requirements. On December 4 2002, we applied to transfer from The Nasdaq National Market to The Nasdaq SmallCap Market. In January 2003, Nasdaq informed Adept that its application for transfer to the Nasdaq SmallCap Market was denied and that that its common stock is subject to delisting as a result

                             ADEPT TECHNOLOGY, INC.

of its failure to meet Nasdaq's minimum listing standards. Adept requested and was granted a hearing to appeal the delisting decision to a Nasdaq Listing Qualifications Panel. Nasdaq has informed Adept that the delisting action with regard to Adept's securities has been stayed pending the Panel's decision. There can be no assurance the Panel will grant Adept's request for continued listing on the Nasdaq National Market or, in the alternative, Adept's application to list its common stock on The Nasdaq SmallCap Market.

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

                             ADEPT TECHNOLOGY, INC.

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

We have issued 100,000 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference that may be triggered by events such as a change of control of our common stock. The preferred stock may be converted into shares of Adept's common stock at the per share rate equal to the initial preferred price, $250, divided by the lower of $8.18 or 75% of the price of Adept's stock on the conversion date, provided that the denominator in such conversion rate will never be lower than $4.09 for the Series B preferred stock and $2.05 for the Series A preferred stock, other than for certain liquidity events not approved by the Board of Directors. The preferred stock shall not be convertible into 20% or more of the outstanding voting securities of Adept and no holder of preferred stock may convert shares of preferred stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding and become convertible when such holder holds less than 20% of the Adept's outstanding voting securities. The liquidation preference of the preferred stock or the ability of a preferred shareholder to convert shares of preferred stock into common stock may affect the price an acquirer or investor is willing to pay for our common stock and the trading price of our common stock.

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

                                        Fiscal          Fiscal           Fiscal                          Fair
           (in thousands)                2003            2004             2005          Total           Value
           --------------                ----            ----             ----          -----           -----
Cash equivalents
 Fixed rate......................     $       8,172       --               --       $   8,172       $   8,172
 Average rate....................             0.66%       --               --           0.66%

    Total Investment Securities.      $       8,172       --               --       $   8,172       $   8,172
                                      -------------       --               --       ---------       ---------
 Average rate....................             0.66%       --               --           0.66%

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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


  3.1 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (the "2003 Second Quarter 10-Q")) .

10.1 Letter Agreement effective as of November 30, 2002 between the Registrant and JDS Uniphase Corporation (incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on January 22, 2003).


10.2 Amended Second Anniversary Note Agreement effective as of December 13, 2002 between the Registrant and the Holcomb Family Trust (incorporated by reference to Exhibit 10.2 to the 2003 Second Quarter 10-Q).


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


On February 5, 2003, a Form 8-K was filed by Adept to provide its amended annual report on Form 10-K/A, conformed to reflect segment changes occurring in Adept's reportable business segments in the first quarter of fiscal 2003.


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


     1 I have reviewed this quarterly report on Form 10-Q/A of Adept Technology, Inc.;


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



     1. I have reviewed this quarterly report on Form 10-Q/A of Adept Technology, Inc.;


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



     Date:   March 19, 2003



     By: /s/ Michael W. Overby
     Michael W. Overby
     Vice President, Finance and
     Chief Financial Officer
     (Principal Financial Officer)

                                INDEX TO EXHIBITS



3.1 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (the "2003 Second Quarter 10-Q")
10.1 Letter Agreement effective as of November 30, 2002 between the Registrant and JDS Uniphase Corporation (incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on January 22, 2003).
10.2 Amended Second Anniversary Note Agreement effective as of December 13, 2002 between the Registrant and the Holcomb Family Trust (incorporated by reference to Exhibit 10.2 to the 2003 Second Quarter 10-Q)