Form 10-Q
period 2003-03-29
ADEPT TECHNOLOGY INC
filed 2003-05-13
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                           Commission File No. 0-27122

                             ADEPT TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in its Charter)

               California                                94-2900635
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

3011 Triad Drive, Livermore, California                        94550
(Address of Principal Executive Offices)                    (Zip Code)

                                 (925) 245-3400
              (Registrant's Telephone Number, Including Area Code)

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

Yes [ ]  No [X]

The number of shares of the Registrant's common stock outstanding as of May 9, 2003 was 15,391,669.

                             ADEPT TECHNOLOGY, INC.

                                      INDEX
                                                                            Page
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
 March 29, 2003 and June 30, 2002............................................ 3


 Condensed Consolidated Statements of Operations
 Three and nine months ended March 29, 2003 and March 30, 2002............... 4


 Condensed Consolidated Statements of Cash Flows
 Nine months ended March 29, 2003 and March 30, 2002......................... 5


 Notes to Condensed Consolidated Financial Statements........................ 6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.......................................................18

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..........44

 Item 4. Controls and Procedures.............................................45


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings...................................................45

 Item 2.  Changes in Securities and Use of Proceeds..........................45

 Item 6. Exhibits and Reports on Form 8-K....................................46

 Signatures..................................................................47

 Certifications..............................................................48

 Index to Exhibits...........................................................50


                             ADEPT TECHNOLOGY, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                                                     March 29,     June 30,
                                                                                       2003          2002
                                                                                       ----          ----
                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ..................................................   $   1,739    $  17,375
     Short-term investments .....................................................        --          4,306
     Accounts receivable, less allowance for doubtful accounts of $910 at
          March 29, 2003 and $832 at June 30, 2002 ..............................      13,073       12,500
     Inventories ................................................................       9,846       11,189
     Prepaid assets and other current assets ....................................       1,767          854
                                                                                    ---------    ---------
         Total current assets ...................................................      26,425       46,224

Property and equipment at cost ..................................................      12,099       12,688
Less accumulated depreciation and amortization ..................................       8,380        6,965
                                                                                    ---------    ---------
Property and equipment, net .....................................................       3,719        5,723
Goodwill ........................................................................       7,671        6,889
Other intangibles, net ..........................................................       1,371        1,124
Other assets ....................................................................       2,152        2,534
                                                                                    ---------    ---------
         Total assets ...........................................................   $  41,338    $  62,494
                                                                                    =========    =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
(DEFICIT) Current liabilities:
     Accounts payable ...........................................................   $   8,978    $   6,561
     Accrued payroll and related expenses .......................................       1,088        2,463
     Accrued warranty ...........................................................       1,880        1,566
     Deferred revenue ...........................................................         857          637
     Accrued restructuring charges ..............................................       3,057        1,909
     Accrued taxes ..............................................................       1,725        1,664
     Accrued liabilities related to business acquisitions .......................         347        2,730
     Short term debt ............................................................         339         --
     Other accrued liabilities ..................................................         759        1,368
                                                                                    ---------    ---------
         Total current liabilities ..............................................      19,030       18,898

Long term liabilities:
     Restructuring charges ......................................................         444        1,450
     Other long term liabilities ................................................       2,100        1,242

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  March 29, 2003 and June 30, 2002 (liquidation preference  - $25,000) ..........      25,000       25,000

Shareholders' equity (deficit):
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ......................        --           --
 Common stock, no par value:
      70,000 shares authorized, 15,128 and 14,051 shares issued and outstanding
      at March 29, 2003 and June 30, 2002, respectively .........................     108,824      107,384
 Accumulated deficit ............................................................    (114,060)     (91,480)
                                                                                    ---------    ---------
      Total shareholders' equity (deficit) ......................................      (5,236)      15,904
                                                                                    ---------    ---------
      Total liabilities, redeemable convertible preferred stock and shareholders'
        equity (deficit) ........................................................   $  41,338    $  62,494
                                                                                    =========    =========
                             See accompanying notes.


                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                         Three months ended       Nine months ended
                                                        March 29,   March 30,   March 29,   March 30,
                                                           2003       2002        2003         2002
                                                        --------    --------    --------    --------
Net revenues ........................................   $ 12,477    $ 14,588    $ 33,500    $ 42,404
Cost of revenues ....................................      9,000       9,856      25,029      27,765
                                                        --------    --------    --------    --------
Gross margin ........................................      3,477       4,732       8,471      14,639
Operating expenses:
      Research, development and engineering .........      2,916       5,008       9,509      15,432
      Selling, general and administrative ...........      5,092       7,192      18,015      22,025
      Restructuring charges .........................      2,020       5,323       3,156      17,659
      Amortization of intangible assets .............        185         216         533         575
                                                        --------    --------    --------    --------
Total operating expenses ............................     10,213      17,739      31,213      55,691
                                                        --------    --------    --------    --------

Operating loss ......................................     (6,736)    (13,007)    (22,742)    (41,052)

Interest income (expense), net ......................        (16)        123         193         344
                                                        --------    --------    --------    --------

Loss before income taxes and cumulative effect of
  change in accounting principle ....................     (6,752)    (12,884)    (22,549)    (40,708)
Provision for (benefit from)  income taxes ..........       --        (2,935)         31      (2,789)
                                                        --------    --------    --------    --------
Net loss before cumulative effect of change in
   accounting principle .............................     (6,752)     (9,949)    (22,580)    (37,919)
Cumulative effect of change in accounting principle*        --          --          --        (9,973)
                                                        --------    --------    --------    --------
Net loss ............................................   $ (6,752)   $ (9,949)   $(22,580)   $(47,892)
                                                        ========    ========    ========    ========

Basic and diluted net loss per share:
   Before cumulative effect of change in accounting
      principle .....................................    $ (0.44)   $  (0.72)   $  (1.53)   $  (2.78)
                                                        ========    ========    ========    ========
   After cumulative effect of change in accounting
      principle .....................................    $ (0.44)   $  (0.72)   $  (1.53)   $  (3.51)
                                                        ========    ========    ========    ========

Number of shares used in computing per share amounts:

      Basic .........................................     15,225      13,829      14,765      13,648
                                                        ========    ========    ========    ========
      Diluted .......................................     15,225      13,829      14,765      13,648
                                                        ========    ========    ========    ========

*The cumulative effect of change in accounting principle of $9,973 was originally reported in our results of operations in the Form 10-Q for the fiscal quarter ended March 30, 2002, when the amount of the impairment under SFAS 142 was determined. However, because the impairment relates to the effective date of SFAS 142, or July 1, 2001 for Adept, the cumulative effect of change in accounting principle is properly included in the first quarter of fiscal 2002 and is reflected in the nine-month period ended March 30, 2002 in the table above.

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                 (in thousands)

                                                                                      Nine months ended
                                                                                   ----------------------
                                                                                    March 29,      March 30,
                                                                                      2003           2002
                                                                                      ----           ----
Operating activities
  Net loss ......................................................................   $(22,580)   $(47,892)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle .........................       --         9,973
    Depreciation ................................................................      2,146       2,598
    Amortization of intangibles .................................................        533         575
    Amortization of common stock warrants to interest expense ...................         21        --
    Asset impairment charges ....................................................        268       9,167
    Loss on disposal of property and equipment ..................................          9         246
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable ......................................................       (559)      8,904
       Inventories ..............................................................      1,408         777
       Prepaid expenses and other current assets ................................       (908)     (1,846)
       Other assets .............................................................        381       2,123
       Accounts payable .........................................................      2,282      (3,102)
       Other accrued liabilities ................................................     (3,651)     (2,027)
       Accrued restructuring charges ............................................        142       4,285
       Other long term liabilities ..............................................        858        (106)
                                                                                    --------    --------
   Net cash used in operating activities ........................................    (19,650)    (16,325)
                                                                                    --------    --------

Investing activities
  Business acquisitions, net of cash acquired ...................................       (198)     (9,907)
  Purchase of property and equipment, net .......................................       (247)       (114)
  Purchases of short-term available-for-sale investments ........................     (9,275)    (20,950)
  Sales of short-term available-for-sale investments ............................     13,581      17,575
                                                                                    --------    --------
  Net cash provided by (used in) investing activities ...........................      3,861     (13,396)
                                                                                    --------    --------

Financing activities
  Proceeds from issuance of redeemable convertible preferred stock ..............       --        25,000
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations .................        153       2,489
                                                                                    --------    --------
  Net cash provided by financing activities .....................................        153      27,489
                                                                                    --------    --------

 Decrease in cash and cash equivalents ..........................................    (15,736)     (2,232)
 Cash and cash equivalents, beginning of period .................................     17,375      18,700
                                                                                    --------    --------
 Cash and cash equivalents, end of period .......................................   $  1,739    $ 16,468
                                                                                    ========    ========

Supplemental disclosure of non-cash financing activity:
   Issuance of common stock pursuant to terms of HexaVision acquisition agreement   $   --      $  1,226
   Issuance of common stock pursuant to terms of Meta acquisition agreement .....   $    825    $   --
   Issuance of common stock pursuant to terms of Chad acquisition agreement .....   $    425    $   --


                              See accompanying note

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Adept Technology, Inc.'s ("Adept" or the "Company") Form 10-K as filed with the Securities and Exchange Commission on September 25, 2002, and amended by Form 10-K/A filed on September 27, 2002, February 5, 2003 and March 19, 2003, as well as the Form 10-K/A filed under cover of Form 8-K on February 5, 2003 which contains updated segment information for the Company.

The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

The Company has significant lease obligations for its California facilities. The Company is currently in discussions with certain of its landlords regarding renegotiating certain of its lease obligations. The Company has moved out of its San Jose facility and no longer pays rent for that facility, and is negotiating a settlement of its lease obligations for that facility with the landlord. The Company is also in discussions with the landlord of its Livermore facility regarding restructuring its lease obligations, during which time the Company is not paying rent through June 2003 with the understanding that no default will be declared. The Company's cash usage for the third quarter of fiscal 2003 was significantly impacted by its nonpayment of rent for these facilities while it renegotiates these lease obligations. If the Company is not able to renegotiate its lease obligations, the Company may immediately be required to pay the deferred rent and unpaid lease obligations in full and it would not have sufficient cash to meet these obligations otherwise due in fiscal 2003, therefore the Company may be required to cease operations.

The Company continues to aggressively pursue additional outside sources of financing to address future working capital requirements. The Company is seeking various debt and equity financing alternatives to improve its cash position. If the Company is not able to renegotiate its lease obligations, it will not have sufficient cash to satisfy such obligations otherwise due in fiscal 2003, therefore, the Company may be required to cease operations. Even if the Company successfully renegotiates its lease obligations, the transactions may involve the incurrence of debt or issuance of debt or equity securities of the Company, which would dilute the Company's outstanding equity. If the Company's lease obligations are renegotiated but the results of the Company's search for additional outside sources of financing is that adequate funds are not available on acceptable terms or at all, the Company may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

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

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


between basic and diluted net loss per share for any periods presented.

Derivative Financial Instruments

A foreign currency hedging program was used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. Adept recognized losses of $142,000 and $271,000 for the three months and nine months ended March 29, 2003, respectively and a gain of $14,000 and a loss of $466,000 for the three months and nine months ended March 30, 2002, respectively. As of March 2003, the Company determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, the Company suspended its foreign currency hedging program in March 2003.

2.   Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. The Company held no investments at March 29, 2003.

3.   Mergers and Acquisitions

On August 30, 2002, the Company completed the acquisition of a controlling interest in Meta Control Technologies, Inc., or Meta, a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of the Company's technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends the Company's controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into Adept's new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and Adept's HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in Adept's consolidated financial statements since August 30, 2002.

Upon the closing of the acquisition transaction with Meta, the Company acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held by one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the payment of discounts to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are paid, acquire 100% of the stock of Meta no later than August 2008.

Under the terms of the Meta acquisition agreement, the Company issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of the Company's stock on the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock have been placed into escrow for the term of one year from the completion of the acquisition pending certain contingencies pursuant to the terms of the acquisition agreement. Additionally, the Company has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of March 29, 2003, the Company has not incurred any expenses related to discounts and royalties. In connection with the acquisition, the Company assumed a $500,000 line of credit with Meta's lender terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. On March 10, 2003, the Company terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit in order to reduce interest expense (See Note 7). Additionally, the Company entered into a loan agreement for up to $800,000 with a former

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. On March 10, 2003, the Company and the former shareholder terminated the $800,000 loan agreement and the Company cancelled the 100,000 shares issued. No amounts were borrowed under the agreement.

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
                                                   ======

Pro forma results for the three and nine months ended March 29, 2002 and for the period from July 1, 2002 through August 30, 2002 (date of acquisition) have been omitted as such effects would not differ materially from the Company's actual results.

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                                 March 29,          June 30,
              (in thousands)                       2003               2002
                                                   ----               ----
 Raw materials.......................           $  4,182           $  4,952
 Work-in-process.....................              2,680              3,049
 Finished goods......................              2,984              3,188
                                                --------           --------
                                                $  9,846           $ 11,189
                                                ========           ========


5.       Warranties

The Company offers a 2 year parts and 1 year labor limited warranty for all of its products. The specific terms and conditions of those warranties are set forth in the Company's "Terms and Conditions of Sale", which is published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability during the nine months ended March 29, 2003 are as follows:

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    (in thousands)
        Balance at June 30, 2002                      $   1,566
        Warranties issued                                 1,075
        Additional warranty provision                        97
        Warranty claims                                 (1,209)
        Changes in liability for pre-existing
          warranties including expirations                  351
                                                      ---------
        Balance at March 29, 2003                     $   1,880

The Company's warranty liability is classified as accrued warranty in the accompanying balance sheet.

6.   Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:


                                                    March 29,          June 30,
                  (in thousands)                     2003               2002
                                                     ----               ----
 Cost:
 Machinery and equipment.....................     $    3,209       $    3,042
 Computer equipment..........................          5,903            5,806
 Office furniture and equipment..............          2,987            3,840
                                                  ----------       ----------
                                                      12,099           12,688
 Accumulated depreciation and amortization             8,380            6,965
                                                  ----------        ---------
 Net property and equipment..................     $    3,719       $    5,723
                                                  ==========       ==========

7.   Credit Facilities

On August 30, 2002, upon the closing of the acquisition transaction with Meta, the Company assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 and bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition. The credit facility was secured by a $500,000 cash deposit with Paragon Commercial Bank. On March 10, 2003, the Company terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit in order to reduce interest expense.

Pursuant to the terms of the CHAD acquisition agreement, the Company paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and the funds then held in escrow in the amount of the $1.6 million promissory note were released to Adept. The second anniversary promissory note was paid in full in January 2003.

On March 21, 2003, the Company and Silicon Valley Bank ("SVB") entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company may sell certain of its receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. In connection with the Purchase Agreement, the Company granted to SVB a security interest in substantially all of its assets. As of March 29, 2003, the Company had $339,000 outstanding under the Purchase Agreement. The Purchase Agreement includes certain covenants with which the Company must comply. The Company is required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. The Company cannot transfer or grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $24.0 million in any fiscal quarter, net of any payments by such subsidiaries to the Company. Certain of the Company's wholly-owned subsidiaries were also required to execute a guaranty of all the Company's

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



obligations to SVB and such guaranties have been executed. Since the Company's obligation to repay SVB is not conditioned on the collection of the related accounts receivable balances, the Company has recorded the amounts due under this agreement in current liabilities.

8.   Restructuring Charges

Fiscal 2002

During the year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, was required to implement additional restructuring measures during the third quarter of fiscal 2002. Significant items comprising the September 30, 2001 restructuring plan included the following: exit of non-strategic product lines including SILMA inspection software sales and maintenance, factory automation consulting and Multi-bus controller support; consolidation of excess manufacturing and support facilities; consolidation of the Company's European operations; reductions in force and other salary reduction measures. The major actions comprising the third quarter of fiscal 2002 restructuring plan included the following: suspending current efforts focused on fiberoptics; closure of the Company's Tucson, Arizona facility; the exit from manufacturing lease commitments in Europe; and additional reductions in force.

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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:


                                                        Amounts          Amounts         Amounts         Amounts
                                                        Utilized        Utilized         Utilized        Utilized
                                                       Q1 Fiscal       Q1 Fiscal        Q2 Fiscal       Q2 Fiscal
         (in thousands)                                   2002            2002             2002            2002
                                        Charges           Cash          Non Cash           Cash          Non Cash
                                     -----------      -----------     -----------      -----------      ----------
 Employee severance costs            $     1,692      $       555     $        --      $       370     $        --
 Lease commitments                         6,800               88              98               94              --
 Asset impairment charges                  9,167               --           5,601               --              --
                                     -----------      -----------     -----------      -----------      ----------
   Total                             $    17,659      $       643     $     5,699      $       464     $        --
                                     ===========      ===========     ===========      ===========     ===========



                                        Amounts         Amounts          Amounts         Amounts
                                       Utilized         Utilized        Utilized        Utilized
                                       Q3 Fiscal       Q3 Fiscal       Q4 Fiscal       Q4 Fiscal         Balance
         (in thousands)                  2002             2002            2002            2002          June 30,
                                         Cash          Non Cash           Cash          Non Cash          2002
                                     -----------      -----------     -----------      -----------      ----------
 Employee severance costs            $       187      $        --     $       454      $       --     $       126
 Lease commitments                           336            2,573             472              --           3,139
 Asset impairment charges                     --            3,472              --              --              94
                                     -----------      -----------     -----------      -----------      ----------
   Total                             $       523      $     6,045     $       926      $       --     $     3,359
                                     ===========      ===========     ===========      ==========     ===========


Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all the reportable business segments, and at June 30, 2002, all of the affected employees had ceased employment with the Company. The Company paid the remaining accrued severance before September 30, 2002. Lease commitments of $6.8 million consist of $4.2 million in charges resulting from the consolidation of manufacturing facilities in San Jose and Livermore,

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The remaining $2.6 million in lease commitments relates to a non-cash charge for excess production facilities for which the Company exchanged a prepaid commitment fee in order to settle future obligations on excess production facilities. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. At June 30, 2002, the long term accrued restructuring charges related to future rent commitments on non-cancelable lease agreements. Payments against these lease commitments are expected to continue for 18 months to three years based on lease terms. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines, consolidation of facilities, and goodwill and other intangible assets write-off of $2.6 million. The charge for abandoned assets include leasehold improvements and computer and office equipment related to the exit of the SILMA inspection software product line as well as leasehold improvements, machinery and equipment, and computer and office equipment related to the consolidation of manufacturing and support facilities. The abandoned assets also include the write off of enterprise resource planning system software associated with the closure of the Pensar-Tucson facility. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer has value to the Company due to the closure of its Tucson, Arizona operations in March 2002.

As described in Note 14, the Company's management reorganized how it currently measures the Company's businesses into three new business segments: Components, Solutions, and Services and Support. The full effect of fiscal 2002 restructuring activities on the three new business segments was as follows. The Components segment experienced annualized reduction in salary, depreciation and rent-related expenses of approximately $7.6 million over the previous year, which was offset by a decline in revenues of $2.4 million over the previous year. The Solutions segment experienced annualized expense reductions of $1.6 million over the previous year with no offsetting decline in revenues. The Services and Support segment experienced annualized expense reductions of $1.6 million over the previous year with no offsetting decline in revenues.

Fiscal 2003

In response to continued weakness in customer demand, the Company implemented additional restructuring measures during the first and third quarters of fiscal 2003. The Company recorded total restructuring charges of $3.2 million related primarily to the continued consolidation of its domestic facilities and reductions in workforce during the nine months ended March 29, 2003. Employee severance costs of $1.8 million represent a reduction of 120 employees in most functional areas across all the reportable business segments, and by March 29, 2003, all of the affected employees had ceased employment with the Company. Lease commitments of $1.1 million resulted primarily from the closure of the Company's San Jose facility as part of a continuing effort to consolidate domestic operations and administration in the Company's Livermore facility. Asset impairment charges of $268,000 represent write-offs of abandoned assets primarily related to the Company's San Jose facility.


The following table summarizes the significant components of the Company's first quarter fiscal 2003 restructuring at March 29, 2003:

                                              Additional     Additional       Amounts         Amounts
                                Balance         Charges        Charges        Utilized        Utilized
                               June 30,       Q1 Fiscal      Q3 Fiscal       Q1 Fiscal       Q1 Fiscal
        (in thousands)           2002            2003           2003            2003            2003
                                 ----            ----           ----            ----            ----
                                                                               Cash          Non Cash
 Employee severance costs    $       126      $    1,026     $      751     $       815     $        --
 Lease commitments                 3,139              95          1,016             416              --
 Asset impairment charges             94              15            253              --              15
                             -----------      ----------     ----------     -----------     -----------
   Total                     $     3,359      $    1,136     $    2,020     $     1,231     $        15
                             ===========      ==========     ==========     ===========     ===========

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                               Amounts        Amounts         Amounts        Amounts
                              Utilized        Utilized       Utilized        Utilized
                              Q2 Fiscal       Q2 Fiscal      Q3 Fiscal       Q3 Fiscal      Balance
        (in thousands)          2003            2003           2003            2003         March 29,
                                Cash          Non Cash         Cash          Non Cash         2003
                             -----------    -----------     ----------     -----------     -----------
 Employee severance costs    $      330     $        --     $      524     $        --     $       234
 Lease commitments                  416              --            430            (185)          3,173
 Asset impairment charges            --              --             --             253              94
                             -----------    -----------     ----------     -----------     -----------
   Total                     $      746     $        --     $      954     $        68     $     3,501
                             ==========     ===========     ==========     ===========     ===========



In addition, the Company revised in March 2003 its estimate of the costs to consolidate its French and German offices and as a result, the restructuring charges in the three months ended March 29, 2003 includes a reversal of $185,000 in previously established amounts. At March 29, 2003, the restructuring accrual balance of $3.5 million is comprised entirely of cash charges which are expected to be paid over the next ten quarters, primarily against non-cancelable lease commitments.

9.   Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDS Uniphase Corporation of $25.0 million in its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of the Company's common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). The Company has agreed to use its reasonable efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of Adept's common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept's common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the outstanding voting securities of Adept. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to the terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

The Company has the right, but not the obligation, to redeem shares of Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate, and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years from the date of issuance. If the Company redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock is classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, Adept was obligated to work with JDS Uniphase's internal automation organization, OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1,000,000 each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and shutdown of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1,000,000 promissory note in favor of JDS
Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to use its reasonable efforts to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept's common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock. The $1.0 million promissory note is included in other long-term liabilities on the accompanying balance sheet.

10.  Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109. The Company recorded a tax provision related to the operations of its French subsidiary in the first quarter of fiscal 2003. The Company did not record a tax provision for its French subsidiary in the second and third quarters of fiscal 2003 based on operating results

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

projected for the remainder of fiscal 2003.

11.  Goodwill and Intangible Assets

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

           (in thousands)                     As of March 29, 2003
                             ---------------------------------------------------
                               Gross Carrying   Accumulated     Net Carrying
  Amortized intangible assets     Amount        Amortization      Amount

Developed technology           $     2,532      $    (1,272)    $     1,260
Non-compete agreements                 380             (269)            111
                               -----------     -------------    -----------
   Total                       $     2,912      $    (1,541)    $     1,371
                               ===========     =============    ===========

The aggregate amortization expense for three and nine months ended March 29, 2003 totaled $185,000 and $533,000, respectively, and the estimated amortization expense for the next five years are as follows:

                        (in thousands)                     Amount
                                                        -----------

         Remaining for fiscal year ended 2003           $       178
         For fiscal year ended 2004                             682
         For fiscal year ended 2005                             267
         For fiscal year ended 2006                             195
         For fiscal year ended 2007                              49
                                                        -----------
                                                        $     1,371
                                                        ===========

The changes in the carrying amount of goodwill for the nine months ended March 29, 2003 are as follows:

                       (in thousands)                           Components        Solutions         Totals
Balance at June 30, 2002                                         $    2,394       $    4,495       $    6,889
Addition to goodwill for the acquisition of Meta (Note 3)               782               --              782
                                                                -----------       ----------       ----------
Balance at March 29, 2003                                        $    3,176       $    4,495       $    7,671
                                                                 ==========       ==========       ==========

There is no goodwill related to the Services and Support segment.

12.      Net Loss Per Share

                                                         Three months ended        Nine months ended
                                                    --------------------------- -----------------------
                     (in thousands)                      March 29,    March 30,   March 29,    March 30,
                                                           2003         2002       2003         2002
                                                          ----          ----       ----         ----
Net loss before cumulative effect of change in
   accounting principle .............................   $  (6,752)   $ (9,949)   $ (22,580)   $(37,919)
Cumulative effect of change in accounting principle .        --          --           --        (9,973)
                                                        ---------    --------    ---------    --------
Net loss after cumulative effect of change in
   accounting principle .............................   $  (6,752)   $ (9,949)   $ (22,580)   $(47,892)
                                                        =========    ========    =========    ========

Basic and diluted shares outstanding ................      15,225      13,829       14,765      13,648
                                                        =========    ========    =========    ========

Basic and diluted loss per common share:
  Before cumulative effect of change in accounting
     principle ......................................   $   (0.44)   $  (0.72)   $   (1.53)   $  (2.78)
                                                        =========    ========    =========    ========
  Cumulative effect of change in accounting principle   $    --      $   --      $    --      $   (.73)
                                                        =========    ========    =========    ========
   Adjusted net loss ................................   $   (0.44)   $  (0.72)   $   (1.53)   $  (3.51)
                                                        =========    ========    =========    ========

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

13.  Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, " Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is in the process of assessing the impact of adopting FIN 46 on its financial position and results of operations.

In  December  2002,  the FASB  issued  SFAS  148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition methods of SFAS 148 are effective for the Company's June 30, 2003 Form 10-K. The Company continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on the Company's consolidated financial statements. The Company has elected to adopt the interim disclosure requirements of SFAS 148 (See Note 14).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. The Interpretation requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the Interpretation's scope, including guarantees issued prior to the issuance of the Interpretation. The Company adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As the Company has not made any significant financial guarantees other than product warranties, the adoption of FIN 45 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Company's financial position or results of operations.

14.  Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

Company's pro forma net earnings, and net earnings per share would be as follows:

                                                              Three months ended              Nine months ended
                                                      ------------------------------    ---------------------------
                   (in thousands)                        March 29,        March 30,        March 29,      March 30,
                                                           2003             2002             2003           2002
                                                      -------------    -------------    -------------    ----------

Net loss, as reported .............................   $      (6,752)   $      (9,949)   $     (22,580)  $   (47,892)
Deduct:  Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .....            (108)          (1,693)          (1,950)       (5,792)
                                                      -------------    -------------    -------------    ----------
Pro forma net loss ................................   $      (6,860)   $     (11,642)   $     (24,530)  $   (53,684)
                                                      =============    =============    =============    ==========

Basic and diluted loss per common share:
   Basic, as reported .............................   $       (0.44)   $       (0.72)   $       (1.53)   $    (3.51)
                                                      =============    =============    =============    ==========
   Basic-pro forma ................................   $       (0.45)   $       (0.84)   $       (1.66)   $    (3.93)
                                                      =============    =============    =============    ==========

   Diluted, as reported ...........................   $       (0.44)   $       (0.72)   $       (1.53)   $    (3.51)
                                                      =============    =============    =============    ==========
   Diluted-pro forma ..............................   $       (0.45)   $       (0.84)   $       (1.66)   $    (3.93)
                                                      =============    =============    =============    ==========



15.  Segment Information

The Company completed several acquisitions over the past few years. Evolution of the business resulting partially from these acquisitions combined with the changing business environment has rendered the Company's previously reported business segments less meaningful. As such, effective July 1, 2002, the previously reported segments, Assembly and Material Handling ("AMH"), Semiconductor, and SILMA Software segments were reorganized into three new business segments to reflect how management currently measures the Company's businesses: Components, Solutions, and Services and Support. Of the previously reported segments, Semiconductor's business was reorganized into separate businesses that are now categorized in both Components and Solutions. Additionally, the AMH and SILMA businesses are now categorized in the Components segment. Service and support for all of our products are now categorized in the Services and Support segment. Accordingly, segment information for the three and nine months ended March 30, 2002 has been restated to conform to the current presentation.

The Components segment provides intelligent automation software and hardware component products externally and internally to the other two business segments for support and integration into higher level assemblies.

The Solutions segment takes products purchased from the Components segment together with raw materials from third parties, and produces an integrated family of process ready platforms for the semiconductor, electronics and photonics and other markets, which are driven towards standard offerings.

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

Management does not fully allocate research and development expenses and selling, general and administrative expenses when making capital spending and expense funding decisions or assessing segment performance. There is no inter-segment revenue recognized. Transfers between segments are recorded at cost.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources among segments.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three months ended       Nine months ended
                                             --------------------    --------------------
                                             March 29,   March 30,   March 29,   March 30,
               (in thousands)                  2003        2002        2003        2002
                                             --------    --------    --------    --------
Revenue:
Component ................................   $  6,475    $ 10,817    $ 18,358    $ 28,076
Solutions ................................      2,954       2,021       5,260       5,151
Services and Support .....................      3,048       1,750       9,882       9,177
                                             --------    --------    --------    --------
Total revenue ............................   $ 12,477    $ 14,588    $ 33,500    $ 42,404
                                             ========    ========    ========    ========

Operating income (loss):
Components ...............................   $ (1,432)   $   (967)   $ (5,681)   $ (4,170)
Solutions ................................       (353)     (2,016)     (2,523)     (3,899)
Services and Support .....................        852         101       2,241       2,216
                                             --------    --------    --------    --------
Segment loss .............................       (933)     (2,882)     (5,963)     (5,853)
Unallocated research, development
   and engineering and selling,
   general and administrative ............     (3,783)     (4,801)    (15,643)    (17,537)
Restructuring charges ....................     (2,020)     (5,323)     (3,156)    (17,659)
Interest income ..........................         13         123         236         344
Interest expense .........................        (29)         (1)        (43)         (3)
                                             --------    --------    --------    --------
Loss before income taxes and cumulative
  effect of change in accounting principle   $ (6,752)   $(12,884)   $(22,549)   $(40,708)
                                             ========    ========    ========    ========


16.  Comprehensive Loss

For the three and nine months ended March 29, 2003 and March 30, 2002, there were no significant differences between Adept's comprehensive loss and its net loss.

17.  Reclassifications

Certain amounts presented in the financial statements for prior periods have been reclassified to conform to the presentation for fiscal 2003.

18.  Subsequent Events

During the second and third quarters of this fiscal year, the Company received notifications from the Nasdaq Stock Market, or Nasdaq, indicating that our securities were subject to delisting from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market and denying our application to transfer the listing of our securities to the Nasdaq SmallCap Market. Our common stock was delisted from the Nasdaq National Market effective on April 15, 2003. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003.

On April 24, 2003, as a result of the delisting and the resulting additional cost and administrative requirements of maintaining the Employee Stock Purchase Plan, referred to as the ESPP, the Board of Directors approved an amendment to the ESPP to suspend any future offering periods until a further determination is made to recommence offering periods under the ESPP.

In April 2003, the Company implemented plans to reduce its headcount by an additional 7% of total employees, which the Company expects to result in approximately $0.5 million per quarter in cash savings when fully implemented in the second quarter of fiscal 2004.

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

     o our ability to successfully renegotiate certain of our facilities lease obligations;

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

     o plans for future acquisitions and for the integration of recent acquisitions.

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

                                    OVERVIEW

We provide intelligent production automation solutions to our customers in many industries including the food, electronics/communications, automotive, appliance, semiconductor, photonics, original equipment manufacturer, or OEM, and life sciences industries. During the nine months ended March 29, 2003, product revenue mix was comprised of the following: 23% in electronics/communications, 20% in food and pharmaceuticals, 16% in semiconductor, 12% in automotive, 12% in appliance, 9% in OEM, 4% in life sciences, and 4% in all others. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2002, we introduced new systems products, including our IEEE 1394 FireWire technology based distributed control architecture. As a result of our introduction and marketing of these new systems, sales of systems in the Solutions segment may increase relative to Component sales in future periods, causing a change in the nature and composition of our revenues over time. Also, international sales comprise between 30% and 60% of our total revenues for any given quarter.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the nine months ended March 29, 2003. Unless otherwise indicated, references to any

                             ADEPT TECHNOLOGY, INC.

quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 29, 2003. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2002 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 25, 2002, and amended by Form 10-K/A filed on September 27, 2002, February 5, 2003 and March 19, 2003, as well as the Form 10-K/A filed under cover of Form 8-K on February 5, 2003 which contains updated segment information for the Company.

We have significant lease obligations for our California facilities. We are currently in discussions with certain of our landlords regarding renegotiating certain of our lease obligations. We have moved out of our San Jose facility and no longer pay rent for that facility, and are negotiating a settlement of our lease obligations for that facility with the landlord. We are also in discussions with the landlord of our Livermore facility regarding restructuring our lease obligations, during which time we are not paying rent through June 2003 with the understanding that no default will be declared. Our cash usage for the third quarter of fiscal 2003 and our expectations of cash usage for the fourth quarter of fiscal 2003 are significantly impacted by our nonpayment of rent for these facilities while we renegotiate these lease obligations. If we are not able to renegotiate our lease obligations, we may immediately be required to pay the deferred rent and unpaid lease obligations in full and we would not have sufficient cash to meet these obligations otherwise due in fiscal 2003, therefore, we may be required to cease operations.

We continue to aggressively pursue additional outside sources of financing to address future working capital requirements. We are seeking various debt and equity financing alternatives to improve our cash position. In the event that we do not complete a financing in the fourth quarter of fiscal 2003, we expect our cash ending balance to remain relatively unchanged from the third quarter ending balance of $1.7 million. This cash forecast and our expectations of future results are based on certain critical assumptions, including the our expectation of no additional capital expenditures for the remainder of fiscal 2003, continued cooperation from certain landlords with whom we are renegotiating significant lease obligations, continued timely receipt of payment of outstanding receivables and the absence of any unexpected significant cash outlays during the quarter. If we are not able to renegotiate our lease obligations, we will not have sufficient cash to satisfy such obligations otherwise due in fiscal 2003, therefore, we may be required to cease operations. Even if we successfully renegotiate our lease obligations, the transaction may involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute our outstanding equity. If our lease obligations are renegotiated but the results of our search for additional outside sources of financing is that adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

In March 2003, we moved out of our headquarters in San Jose and consolidated our corporate headquarters to our Livermore building.

During the second and third quarters of this fiscal year, we received notifications from the Nasdaq Stock Market, or Nasdaq, indicating that our securities were subject to delisting from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market and denying our application to transfer the listing of our securities to the Nasdaq SmallCap Market. At our request, a hearing was held on March 13, 2003 before a Nasdaq Listing Qualifications Panel to appeal the delisting decision. Our appeal was denied and our stock was delisted effective April 15, 2003. The Panel based its decision on our inability to meet the requirements for continued listing on Nasdaq. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003.

On April 24, 2003, as a result of the delisting and the resulting additional cost and administrative requirements of maintaining our Employee Stock Purchase Plan, referred to as the ESPP, the Board of Directors approved an amendment to the ESPP to suspend any future offering periods until a further determination is made to recommence offering periods under the ESPP.

In April 2003, we implemented plans to reduce our headcount by an additional 7% of total employees, which we expect to result in approximately $0.5 million per quarter in cash savings when fully implemented in the second quarter of fiscal 2004.

                             ADEPT TECHNOLOGY, INC.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

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

We recognize software revenue, primarily related to our simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 on Software Revenue Recognition, as amended by Statement of Position 98-4. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a Final Product Acceptance or FPA form.

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

Deferred revenue primarily relates to items deferred under SAB 101 or milestone billings on long-term contracts.

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

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market (estimated net realizable value). We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. At the time Adept issues a warranty, it recognizes an initial liability for the fair value or market value, of the obligations it assumes under the warranty. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required. In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others", referred to as the Interpretation or FIN 45. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. We adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As we have not made any significant financial guarantees other than

                             ADEPT TECHNOLOGY, INC.

product warranties, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

Results of Operations

Three and Nine Month Periods Ended March 29, 2003 and March 30, 2002.

Net revenues. Our net revenues decreased by 14.5% to $12.5 million for the three months ended March 29, 2003 from $14.6 million for the three months ended March 30, 2002. Our net revenues decreased by 21.0% to $33.5 million for the nine months ended March 29, 2003 from $42.4 million for the nine months ended March 30, 2002. One customer accounted for 18% of net revenues for the third quarter ended March 29, 2003 due to revenues from a single large contract, while no single customer accounted for more than 10% of revenues for the quarter ended March 30, 2002. We do not expect any single customer to account for more than 10% of revenues in the next quarter. The decrease in net revenues is primarily attributable to a broad decline in overall market conditions contributing to excess in manufacturing capacity and an overall deterioration of our business, as our customers reduced capital spending in an effort to deal with excess manufacturing capacity. Revenues decreased in our Components segment while revenues increased in our Solutions and Services and Support segments. Components revenues decreased 40.1% to $6.5 million for the three months ended March 29, 2003 from $10.8 million for the three months ended March 30, 2003. Components revenues decreased 34.6% from $18.4 million for the nine months ended March 29, 2003 from $28.1 million for the nine months ended March 30, 2002. The decrease is primarily attributable to the decline in software revenues as a result of our sale of the SILMA Inspection business. Additionally, the decline is attributable to continued softness across all industries served by our Components segment. Solutions revenues increased 46.2% to $3.0 million for the three months ended March 29, 2003 from $2.0 million for the three months ended March 30, 2002. Solutions revenues increased 2.1% to $5.3 million for the nine months ended March 29, 2003 from $5.2 million for the nine months ended March 30, 2002. The increase is primarily attributable to increased sales to a single customer, but also demonstrates a trend on the part of our customers towards a preference for a more integrated product. Services and Support revenues increased 74.2% to

                             ADEPT TECHNOLOGY, INC.


$3.0 million for the three months ended March 29, 3003 from $1.8 million for the three months ended March 30, 2002. Services and Support revenues increased 7.7% to $9.9 million for the nine months ended March 29, 2003 from $9.2 million for the nine months ended March 30, 2002. The increase is primarily attributable to redeployment of existing equipment as well as customers choosing to extend the useful life of existing equipment rather than commit capital expenditures for new equipment.

Our domestic sales increased 45.0% to $8.0 million for the three months ended March 29, 2003 from $5.5 million for the three months ended March 30, 2002. Domestic sales increased 21.6% to $21.8 million for the nine months ended March 29, 2003 from $18.0 million for the nine months ended March 30, 2002. Our international sales decreased 50.6% to $4.5 million for the three months ended March 29, 2003 from $9.1 million for the three months ended March 30, 2002. International sales decreased 52.3% to $11.7 million for the nine months ended March 29, 2003 from $24.4 million for the nine months ended March 30, 2002. Domestic and international revenues between segments for the three and nine month periods ended March 29, 2003 and March 30, 2002 are as follows:

                                         Three months ended                        Nine months ended
                                    March 29,           March 30,            March 29,           March 30,
                                      2003                 2002                 2003                2002
Domestic revenue:
   Components                      $     3,293          $     3,086         $    10,605          $     9,162
   Solutions                             2,954                2,021               5,045                5,028
   Services                              1,752                  409               6,187                3,771
                                   -----------          -----------          ----------          -----------
   Total                           $     7,999          $     5,516         $    21,837          $    17,961

International revenue:
   Components                      $     3,182          $     7,731         $     7,753          $    18,914
   Solutions                                --                   --                 215                  123
   Services                              1,296                1,341               3,695                5,406
                                   -----------          -----------          ----------          -----------
     Total                         $     4,478          $     9,072         $    11,663          $    24,443

Because we market and sell our products through resellers, we do not have full visibility to identify the relevant industry in which the end-users of our products operate. Our practice has been to collect end-user industry data for our component product revenue where it can be determined, but our resellers through whom a significant portion of our sales are made do not always provide this information. We do not attempt to track this revenues-by-industry information for segments other than our component products. We believe that the data captured in our information systems provides a fair representation of distribution of component product revenue by end-user industry and allows us to identify industry percentage data for components revenue; however, the absolute values may be inaccurate and as a result, we are unable to accurately track changes and trends in domestic and international revenue by end-user customer product line.

Gross margin. Gross margin as a percentage of net revenue was 27.9% for the three months ended March 29, 2003 compared to 32.4% for the three months ended March 30, 2002. Gross margin as a percentage of net revenue was 25.3% for the nine months ended March 29, 2003 compared to 34.5% for the nine months ended March 30, 2002. Throughout the first nine months of fiscal 2003, we continued to experience pricing pressure across all product lines, carry excess fixed capacity, and ship lower volumes as compared to the first nine months of fiscal 2002. These factors combined to produce lower standard margins and unfavorable manufacturing variances resulting in lower gross margins as compared to the same three and nine month periods of fiscal 2002.

Research, Development and Engineering Expenses. Research, development and engineering (R&D) expenses decreased by 41.8% to $2.9 million, or 23.4% of net revenues, for the three months ended March 29, 2003 from $5.0 million, or 34.3% of net revenues, for the three months ended March 30, 2002. R&D decreased by 38.4% to $9.5 million, or 28.4% of net revenues, for the nine months ended March 29, 2003 from $15.4 million, or 36.4% of net revenues, for the nine months ended March 30, 2002.

The decrease in expense for the three and nine months ended March 29, 2003 as compared to the three and nine months ended March 30, 2002 was primarily attributable to restructuring activities in fiscal 2002 and the first quarter of fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2002

                             ADEPT TECHNOLOGY, INC.


included significant reductions in headcount, consolidation of facilities, and the suspension of efforts focused on the fiberoptics market. Salary and related expenses were reduced by approximately $1.0 million for the three months ended March 29, 2003 as compared to the three months ended March 30, 2002 as a result of headcount reductions. Salary and related expenses were reduced by approximately $3.1 million for the nine months ended March 29, 2003 as compared to the nine months ended March 30, 2002. Additionally, research, development and engineering expenses in the third quarter of fiscal 2002 included a $1.0 million payment related to the JDS Uniphase joint development agreement, which we were not obligated to pay in the third quarter of fiscal 2003 due to termination of the agreement in the second quarter of fiscal 2003. As a result of the cost reduction measures taken in fiscal 2002 and the first and third quarters of fiscal 2003, we expect that research, development and engineering expenses will continue to decrease or remain flat for the remainder of fiscal 2003.

Selling,   General   and   Administrative   Expenses.   Selling,   general   and
administrative expenses decreased 29.2% to $5.1 million, or 40.8% of net revenues, for the three months ended March 29, 2003, as compared with $7.2 million, or 49.3% of net revenues, for the three months ended March 30, 2002.
Selling, general and administrative expenses decreased 18.2% to $18.0 million, or 53.8% of net revenues, for the nine months ended March 29, 2003, as compared with $22.0 million, or 51.9% of net revenues, for the nine months ended March 30, 2002.

The decrease in expense for the three and nine months ended March 29, 2003 as compared to the three and nine months ended March 30, 2002 was primarily attributable to restructuring activities in fiscal 2002 and the first quarter of fiscal 2003. Cost reduction measures implemented as a result of restructuring activities in fiscal 2002 included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets. Salary and related expenses were reduced by approximately $1.4 million for the three months ended March 29, 2003 as compared to the three months ended March 30, 2002 as a result of headcount reductions. The decrease is also attributable to a $0.6 million reduction in travel and outside service expenses. Salary and related expenses were reduced by approximately $4.7 million for the nine months ended March 29, 2003 as compared to the nine months ended March 30, 2002. The decrease was partially offset by a $0.7 million increase in facilities allocations. The increase in facilities allocations reflects incremental expenses associated with an additional lease commitment that we were obligated to assume in the fourth quarter of fiscal 2002. As a result of the cost reduction measures taken in fiscal 2002 and the first and third quarters of fiscal 2003, we expect that selling, general and administrative expenses will continue to decrease or remain flat for the remainder of fiscal 2003.

Restructuring Charge. Restructuring charges for the three months ended March 29, 2003 were $2.0 million compared to restructuring charges of $5.3 million for the three months ended March 30, 2002. Restructuring charges were $3.2 million and $17.7 million for the nine months ended March 29, 2003 and March 30, 2002, respectively. The restructuring charges of $3.2 million for the nine months ended March 29, 2003 are attributable to severance costs related to a 40% reduction in worldwide headcount, continuing consolidation of our domestic facilities, related asset impairment charges and the consolidation of our France office into our Germany office. The restructuring charges of $17.7 million for the nine months ended March 30, 2002 relate to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities, including related headcount reductions.


                                       Nine months ended,     Nine months ended,
(in thousands)                           March 29, 2003          March 30, 2002

 Employee severance costs.............    $        1,778         $       1,692
 Lease termination costs..............             1,111                 6,800
 Asset impairment charges.............               267                 9,167
                                          --------------         -------------
   Total..............................    $        3,156         $      17,659
                                          ==============         =============

We anticipate that when the fiscal 2003 restructuring activities for the first and third quarters take full effect, the Components segment is expected to experience an annualized reduction in expenses of approximately $4.8 million as compared to fiscal 2002 with no offsetting decline in revenues. We anticipate that the Solutions segment is expected to experience an annualized reduction in expenses of approximately $0.5 million as compared to fiscal 2002 with no offsetting

                             ADEPT TECHNOLOGY, INC.

decline in revenues. The Services and Support segment is expected to experience an annualized reduction in expenses of approximately $0.4 million as compared to fiscal 2002 with no offsetting decline in revenues. Our assumptions that revenues will not be impacted are based only on an analysis of the remaining capacity available in manufacturing, sales and service to support such revenue levels. Revenue levels could change for other reasons, however. We anticipate that we will experience additional annualized savings of $2.4 million in Research & Development and Selling, General and Administrative expenses that are not allocated across our business segments as a result of restructuring activities.

Amortization of Goodwill and Other Intangibles. We incurred non-cash expenses of $0.2 million and $0.6 million in amortization of other intangibles for the three and nine months ended March 29, 2003, respectively, as compared to non-cash expenses of $0.2 million and $0.6 million in amortization of other intangibles for the three and nine months ended March 30, 2002, respectively.

Interest Income (Expense), Net. Interest expense, net for the three months ended March 29, 2003 was $16,000. Interest income, net for the three months ended March 30, 2002 was $123,000. Interest income, net was $193,000 for the nine months ended March 29, 2003 and $344,000 for the nine months ended March 30, 2002. The decrease was due to a combination of lower interest rates and a lower average cash balance attributable to our decreased revenues. The increase in interest expense in the three months ended March 29, 2003 reflects interest charges on the $494,000 loan assumed in connection with the acquisition of Meta. This loan amount was paid in full in March 2003 and the loan agreement was terminated.

Provision for Income Taxes. Our effective tax rate was less than 1% for the three and nine months ended March 29, 2003. We expect to be in a loss position for U.S. tax purposes for the tax year ending June 30, 2003. In the first quarter of fiscal 2003, we estimated that our French subsidiary would be in a taxable position and recorded a provision for such taxes in the first quarter of fiscal 2003, resulting in a 1% overall tax rate. We did not record a tax provision for our French subsidiary in the second and third quarters of fiscal 2003 based on operating results projected for the remainder of fiscal 2003.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. We recognized losses of $142,000 and $271,000 for the three and nine months ended March 29, 2003, respectively, and a gain of $14,000 and a loss of $466,000 for the three and nine months ended March 30, 2002, respectively. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources

As of March 29, 2003, we had working capital of approximately $7.4 million, including $1.7 million in cash and cash equivalents.

Cash and cash equivalents decreased $15.6 million from June 30, 2002. Net cash used in operating activities of $20.0 million was primarily attributable to the net loss and decrease in other accrued liabilities offset in part by depreciation charges, decrease in inventory and increase in accounts payable. The decrease in other accrued liabilities is primarily attributable to payments made as purchase price consideration related to the acquisition of CHAD. Cash provided by investing activities during the nine months ended March 29, 3003 was $3.9 million, due to the sale of short-term investments of $13.6 offset in part by the purchase of short-term investments of $9.3 million, business acquisition costs of $0.2 million in connection with the acquisition of Meta and property and equipment purchases of $0.2 million. Cash provided by financing activities of $0.2 million was related to proceeds from our employee stock incentive plan.

In August 2002 we engaged Broadview International to help Adept evaluate strategic alternatives including possible merger candidates, debt and equity financing alternatives and the restructuring activities necessary to ensure the long

                             ADEPT TECHNOLOGY, INC.

term viability of Adept. We also took certain cost cutting measures in fiscal 2002 and fiscal 2003 as described above in "Results of Operations". Subsequently, management has taken a number of steps to further reduce our cash consumption.

On March 21, 2003, we entered into an Accounts Receivable Purchase Agreement, or the Purchase Agreement, with Silicon Valley Bank, or SVB, pursuant to which we may sell certain of our receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. In connection with the Purchase Agreement, we granted to SVB a security interest in substantially all of our assets. We also issued SVB a warrant to purchase an aggregate of 100,000 shares of our common stock at a price of $1.00 per share. As of March 29, 2003, $339,000 was outstanding under the Purchase Agreement. The Purchase Agreement includes certain covenants with which we must comply. We are required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. We cannot transfer or grant a security interest in our assets without SVB's consent, except for certain ordinary course transactions or make any transfers to any of our subsidiaries of money or other assets with an aggregate value in excess of $24.0 million in any fiscal quarter, net of any payments by such subsidiaries to us. Certain of our wholly-owned subsidiaries were also required to execute a guaranty of all of our obligations to SVB and all such guaranties have been executed.

During the quarter ended March 29, 2003, we reduced our headcount by an additional 40 people, which we expect will result in approximately $1.2 million per quarter in cash savings when fully implemented at the end of fiscal 2003. Subsequent to March 29, 2003, we implemented plans to reduce our headcount by an additional 7% of our total number of employees, which we expect will result in approximately $0.5 million per quarter in cash savings when fully implemented. Finally, we are accelerating the phase-in of newer generation products that we expect will reduce the amount of inventory that Adept will need to maintain by approximately $0.5 million per quarter.

We continue to aggressively pursue additional outside sources of financing to address future working capital requirements. We are seeking various debt and equity financing alternatives to improve our cash position. In the event that we do not complete a financing in the fourth quarter of fiscal 2003, we expect our cash ending balance to remain relatively unchanged from the third quarter ending balance. This cash forecast and our expectations of future results are based on certain critical assumptions, including the our expectation of no additional capital expenditures for the remainder of fiscal 2003, continued cooperation from certain landlords with whom we are renegotiating significant lease obligations, continued timely receipt of payment of outstanding receivables and the absence of any unexpected significant cash outlays during the quarter. If we are not able to renegotiate our lease obligations, we will not have sufficient cash to satisfy such obligations otherwise due in fiscal 2003, therefore, we may be required to cease operations. Even if we successfully renegotiate our lease obligations, the transaction may involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity. If our lease obligations are renegotiated but the results of our search for additional outside sources of financing is that adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements.

In addition, some of our primary suppliers have begun requesting accelerated payment terms. Should our financial condition deteriorate further, other suppliers may require accelerated payment terms or be reluctant to continue with existing terms where those terms extend beyond customary industry averages.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). We have agreed to use our reasonable commercial efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted

                             ADEPT TECHNOLOGY, INC.

into shares of our common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

We have the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such changes may be outside of management's control and would trigger payment of the Preferred Stock liquidation preference, the Preferred Stock is classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, we were obligated to work with JDS Uniphase's internal automation organization, referred to as Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, we were obligated to pay up to $1,000,000 each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and termination of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1,000,000 promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before

                             ADEPT TECHNOLOGY, INC.

September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock

Pursuant to the terms of the CHAD acquisition agreement, we paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and the funds held in escrow to secure the promissory note were released to Adept. The second anniversary promissory note was paid in full in January 2003.

Acquisitions

On August 30, 2002, we completed the acquisition of a controlling interest in Meta Control Technologies, Inc., or Meta, a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision and rapid process instrumentation. Some of the applications that make use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extends our controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into our new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and our HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta's operations have been included in our consolidated financial statements since August 30, 2002.

Under the terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock have been place into escrow for one year from the completion of the acquisition pending certain contingencies under the terms of the acquisition agreement. Additionally, Adept has agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of March 29, 2003 we have not incurred any expenses related to the discounts and royalties. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender, Paragon Commercial Bank, terminating in September 2003 and bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. On March 10, 2003, we terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit in order to reduce interest expense. Additionally, we entered into a loan agreement for up to $800,000 with a former shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. On March 10, 2003, Adept and the former shareholder terminated the $800,000 loan agreement, and we cancelled the 100,000 shares previously issued. No amounts were borrowed under the agreement.

New Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning

                             ADEPT TECHNOLOGY, INC.

after June 15, 2003. We are in the process of assessing the impact of adopting FIN 46 on our financial position and results of operations.

In  December  2002,  the FASB  issued  SFAS  148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition methods of SFAS 148 are effective for the Company's June 30, 2003 Form 10-K. Adept continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on our consolidated financial statements. We have adopted the interim disclosure requirements of SFAS 148 (See Note 14).

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others" (FIN 45). The Interpretation elaborates on the existing disclosure requirements for most guarantees, including product warranties. The Interpretation requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to the Interpretation's scope, including guarantees issued prior to the issuance of the Interpretation. We adopted the Interpretation effective for the fiscal quarter ended December 28, 2002. As we have not made any significant financial guarantees other than product warranties, the adoption of FIN 45 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146, which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)," requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS 146 did not have a significant effect on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

If we are unable to renegotiate our significant lease obligations, we will not be able to satisfy these lease obligations otherwise due in fiscal 2003 and we may not be able to continue our operations.

We have significant lease obligations for our California facilities. We are currently in discussions with certain of our landlords regarding renegotiating certain of our lease obligations. We have moved out of our San Jose facility and no longer pay rent for that facility, and are negotiating a settlement of our lease obligations for that facility with the landlord. We are also in discussions with the landlord of our Livermore facility regarding restructuring our lease obligations, during which time we are not paying rent through June 2003 with the understanding that no default will be declared. If we are not able to renegotiate our lease obligations, we may immediately be required to pay the deferred rent and unpaid lease obligations in full, and we would not have sufficient cash to meet these obligations otherwise due in fiscal 2003. As a result we may be required to cease our operations.

We have limited cash resources, and our recurring operating losses and resulting cash flow could limit our cash resources available for our operations. We are attempting to raise additional capital, but we may not be able to obtain adequate funds to continue our operations in the future.

                             ADEPT TECHNOLOGY, INC.

As of March 29, 2003 our cash and cash equivalents totaled $1.7 million. We have generated, and may continue to generate in the future, operating losses. and negative cash flow. We cannot predict with any degree of certainty when, or if, such operating and net losses will cease and we will begin to realize operating and net profits.

We continue to aggressively pursue additional outside sources of financing to address future working capital requirements. We are seeking various debt and equity financing alternatives to improve our cash position. In the event that we do not complete a financing in the fourth quarter of fiscal 2003, we expect our cash ending balance to remain relatively unchanged from the third quarter ending balance of $1.7 million. This cash forecast and our expectations of future results are based on certain critical assumptions, including the our expectation of no additional capital expenditures for the remainder of fiscal 2003, continued cooperation from certain landlords with whom we are renegotiating significant lease obligations, continued timely receipt of payment of outstanding receivables and the absence of any unexpected significant cash outlays during the quarter. If we are not able to renegotiate our lease obligations, we will not have sufficient cash to satisfy such obligations otherwise due in fiscal 2003, therefore, we may be required to cease operations. Even if we successfully renegotiate our lease obligations, the transaction may involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity. If our lease obligations are renegotiated but the results of our search for additional outside sources of financing is that adequate funds are not available on acceptable terms or at all, we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. If adequate funds are not available on acceptable terms or at all, our business, results of operations, financial condition and continued viability will be materially adversely affected and our stock may lose some or all of its value.

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

Our past revenues and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

     o    our ability to obtain additional sources of financing;

     o the results of our attempts to renegotiate certain of our facilities leases;

     o the likelihood that our primary suppliers would begin requesting cash in advance or at a minimum be reluctant to continue with existing terms where those terms extend beyond customary industry averages if our financial condition further deteriorates;

     o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

     o changes or reductions in demand in the communications, semiconductor, and electronics industries and other markets we serve;

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

                             ADEPT TECHNOLOGY, INC.

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

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the first three quarters of fiscal 1999, the first quarter of fiscal 2000, all of fiscal 2001, 2002, and the first three quarters of fiscal 2003 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we have experienced significantly reduced demand during fiscal 2002 and 2003 in our base industries, especially the electronics and semiconductor industries, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We expect this downturn to adversely affect our business for the remainder of fiscal 2003 and cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industries will occur.

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

Intelligent automation systems using our products can range in price from $75,000 to several million dollars. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, photonics and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. Evidencing the weakness in the photonics industry, our supply and development agreement with JDS Uniphase was terminated largely as a result of the termination of JDS Uniphase's Optical Process Automation operations. We are currently

                             ADEPT TECHNOLOGY, INC.

experiencing reduced demand in most of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for the remainder of fiscal 2003 or beyond. During fiscal 2001 and 2002, and the first three quarters of fiscal 2003, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made further cost reductions in fiscal 2003 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of the semiconductor industry, and thus, any future downturn in the semiconductor industry could therefore harm our revenues and gross margin if demand drops or average selling prices decline.

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

Backlog should not be relied on as a measure of anticipated demand for our products or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer

                             ADEPT TECHNOLOGY, INC.

cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002 and the first three quarters of fiscal 2003, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

Our new distributed controls architecture may not achieve customer acceptance.

We began to sell to customers our new distributed controls architecture based on IEEE 1394 FireWire technology in fiscal 2002. IEEE 1394 is a standard defining a high speed multimedia connection protocol that enables simple, low cost, high-bandwidth, real-time data interfacing between computers and intelligent devices. We are devoting, and expect to devote in the future significant financial, engineering and management resources to expand our development, marketing and sales of these products. Commercial success of these products depends upon our ability to, among other things:

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

                             ADEPT TECHNOLOGY, INC.

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

     o    the costs to customize our systems;

     o    the volume of products produced;

     o    our efforts to enter new markets; and

     o certain inventory related costs including obsolescence of products and components resulting in excess inventory.

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

As we enter new geographic and applications markets, we must locate and establish relationships with system integrators and OEMs to assist us in building sales in those markets. It can take an extended period of time and significant resources to establish a profitable relationship with a system integrator or OEM because of product integration expenses, training in product and technologies and sales training. We may not be successful in obtaining effective new system integrators or OEMs or in maintaining sales relationships with them. In the event a number of our system integrators and/or OEMs experience financial problems, terminate their relationships with us or substantially reduce the amount of our products they sell, or in the event we fail to build or maintain an effective systems integrator or OEM channel in any existing or new markets, our business, financial condition and results of operations could be adversely affected.

                             ADEPT TECHNOLOGY, INC.

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

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue. In addition, should our financial condition deteriorate further, prospective customers may be reluctant to purchase our products which would have an adverse effect on our revenues.

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

We depend on Sanmina Corporation for the supply of our circuit boards, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities

                             ADEPT TECHNOLOGY, INC.

of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future. In addition, some of our suppliers currently require accelerated payment terms. Should our financial condition deteriorate further, it is highly likely that additional primary suppliers may request cash in advance or at a minimum be reluctant to continue with existing terms where those terms extend beyond customary industry averages.

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

Any  acquisition  we have made or make in the future could disrupt our business,
increase  our  expenses  and  adversely   affect  our  financial   condition  or
operations.

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

                             ADEPT TECHNOLOGY, INC.

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

International sales were $4.5 million for the quarter ended March 29, 2003, $31.8 million for the fiscal year ended June 30, 2002, $36.4 million for the fiscal year ended June 30, 2001, and $44.9 million for the fiscal year ended June 30, 2000. This represented 35.9%, 55.7%, 36.3%, and 45.2% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

                             ADEPT TECHNOLOGY, INC.

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

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and the first three quarters of fiscal 2003. In March 2003, we suspended our foreign currency hedging program because we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. Our current or any future currency exchange strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

We are highly dependent upon the continuing contributions of our key management, sales, and product development personnel. In particular, we would be adversely affected if we were to lose the services of Brian Carlisle, Chief Executive Officer and Chairman of the Board of Directors, who has provided significant leadership to us since our inception, Bruce Shimano, Vice President, Research and Development and a Director, who has guided our research and development programs since inception or Michael Overby, Vice President of Finance and Chief Financial Officer, who oversees the financial operations of our business. In addition, the loss of the services of key senior technical or sales personnel could impair our business, financial condition and results of operations. We do not have employment contracts with any of our executive officers and do not maintain key man life insurance on the lives of any of our key personnel.

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

                             ADEPT TECHNOLOGY, INC.

We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. We cannot predict the outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

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

                             ADEPT TECHNOLOGY, INC.

Risks Related to our Stock

Our common stock has been delisted from the Nasdaq Stock Market and trades on the OTC Bulletin Board. The delisting of our common stock may have a negative impact on the trading activity and price of our common stock and could make it more difficult for us to generate additional financing.

During  the  second  and  third  quarters  of  this  fiscal  year,  we  received notification from the Nasdaq indicating that our securities were subject to delisting from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market and denying our application to transfer the listing of our securities to the Nasdaq SmallCap Market. At our request, a hearing was held on March 13, 2003 before a Nasdaq Listing Qualifications Panel to appeal the delisting decision. Our appeal was denied and our stock was delisted effective April 15, 2003. The Panel based its decision on our inability to meet the requirements for continued listing on Nasdaq. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003. The OTC Bulletin Board is generally considered less liquid and efficient than Nasdaq, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock may decline further because smaller quantities of shares will likely be bought and sold, transactions could be delayed and securities analysts' and news media coverage of Adept will likely diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding. The delisting could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and the availability of fewer business development and other strategic opportunities.

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

We have issued 100,000 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference of $25.0 million that may be triggered by events such as a change of control of our common stock or liquidation. The preferred stock may be converted into shares of Adept's common stock at the per share rate equal to the initial preferred price, $250, divided by the lower of $8.18 or 75% of the price of Adept's stock on the conversion date, provided that the denominator in such conversion rate will never be lower than $4.09 for the Series B preferred stock and $2.05 for the Series A preferred stock, other than for certain liquidity events not approved by the Board of Directors. The preferred stock shall not be convertible into 20% or more of the outstanding voting securities of Adept and no holder of preferred stock may convert shares of preferred stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding and become convertible when such holder holds less than 20% of the Adept's outstanding voting securities. The liquidation preference of the preferred stock or the ability of a preferred shareholder to convert shares of preferred stock into common stock may affect the price an acquirer or investor is willing to pay for our common stock and the trading price of our common stock.


Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

                             ADEPT TECHNOLOGY, INC.

     o the business environment, including the operating results and stock prices of companies in the industries we serve;

     o the delisting of our common stock from the Nasdaq Stock Market and trading on the OTC Bulletin Board;

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


                                        Fiscal      Fiscal      Fiscal                   Fair
           (in thousands)                2003        2004        2005        Total       Value
           --------------                ----        ----        ----        -----       -----
Cash equivalents
 Fixed rate......................     $  1,739         --         --      $  1,739     $  1,739
 Average rate....................        0.35%         --         --         0.35%

    Total Investment Securities.      $  1,739         --         --      $  1,739     $  1,739
                                      --------         --         --      --------     --------
 Average rate....................        0.35%         --         --         0.35%

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio

                             ADEPT TECHNOLOGY, INC.

includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification. We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates.

In the past, we have previously used a foreign currency hedging program to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. We entered into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Adept (including our consolidated subsidiaries) required to be included in our periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 21, 2003, in connection with the Accounts Receivable Purchase Agreement entered into and with Silicon Valley Bank, we issued to Silicon Valley Bank a warrant to purchase an aggregate of 100,000 shares of the our common stock at an exercise price of $1.00 per share. The warrant becomes exercisable on September 21, 2003 and expires on March 21, 2008. The issuance of the warrant to SVB, an accredited investor, was exempt from registration in reliance upon Regulation D, as promulgated under the Securities Act of 1933, as amended.

                             ADEPT TECHNOLOGY, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

10.1 Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

10.2 Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

10.3 Warrant to Purchase Stock dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 for the Registrant's Form 10-Q for the fiscal quarter ended March 29, 2003.

b) Reports on Form 8-K.

On January 22, 2003, a Form 8-K was filed by Adept to announce that it entered into an agreement to terminate the Supply, Development and License Agreement with JDS Uniphase Corporation.

On January 22, 2003, a Form 8-K was filed by Adept announcing its financial results for its second quarter ended December 28, 2002.

On February 4, 2003, a Form 8-K was filed by Adept announcing that it was notified by The Nasdaq Stock Market, Inc. that its application to transfer the listing of its common stock from the Nasdaq National Market to the Nasdaq SmallCap Market was denied as a result of its failure to meet certain minimum listing requirements and that its common stock was subject to delisting.

On February 5, 2003, a Form 8-K was filed by Adept to provide its amended annual report on Form 10-K/A, conformed to reflect segment changes occurring in Adept's reportable business segments in the first quarter of fiscal 2003.

On February 6, 2003, a Form 8-K was furnished by Adept announcing that pursuant to Section 906 of the Sarbanes -Oxley Act of 2002, its Form 10-K/A for the fiscal year ended June 30, 2002 and Form 10-Q/A for the first quarter ended September 28, 2002 were accompanied by a certification of its CFO and CEO.

On February 14, 2003, a Form 8-K was furnished by Adept announcing that pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, its Form 10-Q for its second quarter ended December 28, 2002 was accompanied by a certification of its CFO and CEO.

On March 10, 2003, a Form 8-K was filed by Adept announcing that it received a Nasdaq Staff Determination indicating that Nasdaq had not received Adept's payment of the Nasdaq 2003 annual fee as required for continued listing.

On March 19, 2003, a Form 8-K was furnished by Adept announcing that pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, its Form 10-K/A for its fiscal year ended June 30, 2002, Form 10-Q/A for its fiscal quarter ended September 28, 2002 and its Form 10-Q/A for its fiscal quarter ended December 28, 2002 were accompanied by a certification of its CFO and CEO.

On March 28, 2003, a Form 8-K was filed by Adept announcing that Adept and Silicon Valley Bank entered into an Accounts Receivable Purchase Agreement and that Adept and a former shareholder of Meta Control Technologies terminated an $800,000 line of credit.

                             ADEPT TECHNOLOGY, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ADEPT TECHNOLOGY, INC.


                              By: /s/ Michael W. Overby.
                              --------------------------
                              Michael W. Overby
                              Vice President, Finance and
                              Chief Financial Officer

                              By: /s/ Brian R. Carlisle..
                              ---------------------------
                              Brian R. Carlisle
                              Chairman of the Board of Directors and
                              Chief Executive Officer


Date: May 13, 2003

                             ADEPT TECHNOLOGY, INC.

                                 CERTIFICATIONS

I, Brian R. Carlisle, Chairman of the Board of Directors and Chief Executive Officer of Adept Technology, Inc., certify that:

1 I have reviewed this quarterly report on Form 10-Q of Adept Technology, Inc.;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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




     Date:   May 13, 2003


     By: /s/ Brian R. Carlisle
         ----------------------
     Brian R. Carlisle
     Chairman of the Board of Directors and
     Chief Executive Officer
     (Principal Executive Officer)

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


     Date:   May 13, 2003


     By: /s/ Michael W. Overby
         ----------------------
     Michael W. Overby
     Vice President, Finance and
     Chief Financial Officer
     (Principal Financial Officer)

                             ADEPT TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

  10.1 Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

  10.2 Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

  10.3 Warrant to Purchase Stock dated as of March 21, 2003 between the Registrant and Silicon Valley Bank.

  99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 for the Registrant's Form 10-Q for the fiscal quarter ended March 29, 2003.