Form 10-K
period 2003-06-30
ADEPT TECHNOLOGY INC
filed 2003-09-29
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003 or

|_| Transition report pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to ______________.

Commission file number: 0-27122

                             ADEPT TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

          California                                            94-2900635
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

3011 Triad Drive, Livermore, California                           94551
(Address of principal executive office)                         (zip code)

       Registrant's telephone number, including area code: (925) 245-3400

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934. |_| Yes |X| No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (December 27, 2002) was $7,260,689. Shares of common stock held by each officer and director and by each person who controls 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 19, 2003, approximately 15,409,833 shares of the registrant's common stock, no par value, was outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the 2003 Annual Meeting are incorporated by reference into Part III hereof.

                             ADEPT TECHNOLOGY, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

          Special Note Regarding Forward-Looking Statements                    2
Item 1.   Business                                                             2
Item 2.   Properties                                                          13
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of Security Holders                 15
          Executive Officers of the Registrant                                15

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters                                               16
Item 6.   Selected Financial Data                                             17
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         20

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk          52
Item 8.   Financial Statements and Supplementary Data                         52
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          53
Item 9A.  Controls and Procedures                                             53

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                  54
Item 11.  Executive Compensation                                              54
Item 12.  Security Ownership of Certain Beneficial Owners and Management      54
Item 13.  Certain Relationships and Related Transactions                      54

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports of Form 8-K     55
          Signatures                                                          59

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled "Business," "Factors Affecting Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

      o     the current  economic  environment  affecting  us and the markets we serve;
      o sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;
      o our expectations regarding our cash flows and liquidity impact of the timing of receipts and disbursements;
      o our estimates regarding our capital requirements and our needs for additional financing;
      o     marketing and commercialization of our products under development;
      o our ability to attract customers and the market acceptance of our products;
      o our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;
      o plans for future acquisitions and for the integration of recent acquisitions;
      o plans for future products and services and for enhancements of existing products and services; and
      o     our intellectual property.

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading "Factors Affecting Future Operating Results." Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms "Adept," "we," "us," and "our" refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 182 trademarks of which 16 are registered trademarks, some of which include the Adept Technology logo, HexSight, MetaControls, and FireBlox.

ITEM 1. BUSINESS

Our Company

We provide intelligent production automation solutions, components and services to our customers in many industries including the food, electronics/communications, automotive, appliance, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. We utilize our comprehensive product portfolio of high precision mechanical components, solid state controllers and application development software (not generally sold separately) to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Other benefits of our RDA solution include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. We intend to continue to enhance our RDA capabilities by providing differentiated, value added integrated systems to further penetrate selected emerging markets. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2003, we introduced Amps in Base (AIB) Cobra robots, our highest volume Scara robots which are expected to have a significant positive impact on our gross margins during fiscal 2004 and beyond.

We have experienced declining revenues and incurred operating losses in each of the last three fiscal years. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. During the fourth quarter of fiscal 2003, we reduced our headcount by an additional 7% of our total employees, which we expect to fully implement by the second quarter of fiscal 2004. These adjustments to our operations have significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results. In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of June 30, 2003, we had an aggregate cash balance of $3.3 million, and a short term receivables financing credit facility of $1.75 million net, of which $90,000 was outstanding and $1.7 million remained available under this facility. We currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement to meet our operating requirements. As a result, if our assumptions are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner during the next twelve months. We expect our cash ending balance to be approximately $1.8 million as of September 30, 2003. The decrease in our expected cash balance from June 30, 2003 is primarily due to increases in prepaid expenses related to insurance premiums, and an expected loss on operations for the first quarter of fiscal 2004. Recently, we have managed to finance our operating losses by converting non-cash working capital items such as accounts receivable and inventory, to cash, and consequently, these working capital components have been significantly reduced over the last several quarters. If the company continues to generate a loss on operations, it will become increasingly difficult to rely on funding these losses by liquidating working capital. Our ability to sustain operations through fiscal 2004 is predicated upon certain critical assumptions, including (i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we are able to favorably settle pending litigation related to our San Jose lease, including both the aggregate amount and the timing of any settlement payments,
(iv) that we will not incur additional unplanned capital expenditures in fiscal 2004, (v) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (vi) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(vii) that we will not incur unexpected significant cash outlays during any quarter.

Adept is currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. We have recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the fourth quarter of fiscal 2003 and our expectations for cash usage for the first two quarters of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. If we receive a material adverse judgment in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if we do not receive an adverse judgment in the San Jose lease litigation, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all and we are unable to achieve our projected revenues or if operating expenses exceed current estimates, we will be forced to curtail our operations and we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

The consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared assuming that Adept will continue as a going concern. However, the accompanying Independent Auditors' Report states that we have incurred recurring operating losses, have a net capital deficiency and have experienced a declining cash balance which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We completed several acquisitions over the past few years. Evolution of the business resulting partially from these acquisitions combined with the changing business environment has rendered our previously reported business segments less meaningful. As such, effective July 1, 2002, the previously reported segments, Assembly and Material Handling ("AMH"), Semiconductor, and SILMA Software segments were reorganized into three new business segments to reflect how management currently measures Adept's businesses: Components, Solutions, and Services and Support. Of the previously reported segments, Semiconductor's business was reorganized into separate businesses that are now categorized in both Components and Solutions. Additionally, the AMH and SILMA businesses are now categorized in the Components segment. Service and support for all of our products are now categorized in the Services and Support segment.

The Components segment provides intelligent automation software and hardware component products externally to customers and internally to the other two business segments for support and integration into higher level assemblies.

The Solutions segment takes products purchased from the Components segment together with products from third parties, and produces an integrated family of process-ready platforms for the semiconductor, electronics and precision assembly and other markets, which are driven towards standard offerings.

The Services and Support segment provides support services to our customers including providing information regarding the use of our automation equipment, assistance with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

We market and sell our products worldwide through more than 200 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, enabling us to provide solutions to a diversified industry base, including the food, communications, electronics, automotive, appliance, semiconductor, and life sciences industries. Due to a worldwide slowdown in the communications, consumer electronics, semiconductor and precision assembly markets, our net revenues have been at significantly lower levels during this fiscal year compared to previous years.

We were incorporated in California in 1983. Our principal executive offices are located at 3011 Triad Drive, Livermore, California 94551. Our telephone number at that address is (925) 245-3400. Our website address is www.adept.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

Recent Developments

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to 1 year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. In connection with the lease restructuring, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0%. Interest is payable at our option in shares of our common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay its obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent. The note is recorded as long term Subordinated Convertible Note in the accompanying balance sheet.

PRODUCTS AND TECHNOLOGY COMPRISING RAPID DEPLOYMENT AUTOMATION

Overview

Our vision of making factory automation easy to install is called Rapid Deployment Automation, or RDA. We have developed a product strategy to enable RDA. This product strategy includes simulation tools to help design automation systems, application software packages that contain automation process knowledge, very powerful software and hardware for real-time distributed motion control and integrated sensing, and a family of mechanisms that address different applications.

RDA SYSTEM DESIGN

Production PILOT

Adept employs simulation tools to help system integrators and end users to design automation systems and evaluate product designs for ease of manufacture. Adept's simulation products allow machines to be modeled with 3D graphics and then animated in response to software control programs. Mechanisms can be defined graphically; and the mathematics necessary to animate them, known as kinematic models, are generated automatically. Dynamics of mechanisms can also be modeled, which enables machine cycle times to be accurately predicted. Adept's simulation products can either create new computer aided design (CAD) geometry for simulations, import CAD models from standard libraries of machines and peripheral devices, or import models directly from common CAD systems.

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

RDA PROCESS KNOWLEDGE

Adept Assembly Information Manager (AIM)

Assembly  Information  Manager,  or AIM software,  simplifies  the  integration, programming and operation of automation workcells and lines. AIM accomplishes this goal by providing a formal method for capturing application specific process knowledge and then allowing users, even those lacking advanced programming expertise, to use this embedded knowledge to accomplish a specific task.

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

We sell several application specific versions of AIM, including MotionWare, which addresses motion applications such as those requiring sophisticated conveyor tracking, and VisionWare, which simplifies the use of vision in both guidance and inspection applications, as well as other packages which address dispensing, packaging, flexible part feeding, semiconductor wafer handling and precision assembly bonding operations. In addition, end users and system integrators, many of whom have developed their own AIM application-specific packages, can add process knowledge. AIM can be accessed via the Windows 98, 2000, NT, and XP environments. AIM programs are written in the V+ language.

RDA REAL-TIME CONTROL

AdeptWindows

The AdeptWindows software application suite provides a PC user interface for Adept controllers plus additional capabilities that allow customers to effectively integrate their Microsoft Windows-based PC with Adept's robots or AdeptVision systems. In addition to the PC user interface, the suite of programs includes a TFTP server for booting the controller over an ethernet network, and a DDE server that allows customers to communicate with other DDE-capable applications such as Microsoft Excel.

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

Our AWC controller offers plug-and-play integration of personal computer hardware and software for users of the Windows platform. Specifically, this new technology allows customers to do all development work, including vision applications, on personal computers using Windows 98, NT, 2000, and XP operating systems. This open architecture product allows customers to combine the features of our AIM and V+ software products with other personal computer-based software products using industry standard software tools such as Active X, Visual Basic, and Visual C++. Finally, all of our controller products support the same Windows-based graphical user interface and can execute the same application programs, thereby allowing software development investments to be leveraged across a number of applications.

The controller includes a number of technologically advanced capabilities designed specifically to address the intelligent automation market. These capabilities include special application specific integrated circuits for controlling direct-drive motors, reading encoders, or sensors, and controlling power up sequencing of complex high power systems. The controller also includes safety circuits that meet domestic and international specifications and technology to protect the controller from voltage spikes, electrical noise and power brownouts. Additionally, the controller features high wattage switching power amplifiers, and networking circuitry for local area network and industrial data networks.

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

The impact to the product line has been sweeping. The traditional panel-mounted power amplifiers and their attendant rack chassis and power supply, have been replaced by SmartAmps. These self-contained single channel power amplifiers, with an on-board digital signal processor (DSP), are mounted directly on (or in) the mechanism. The Adept SmartServo architecture is a distributed processing network architecture, where the controller's CPU runs the trajectory planner, while the servo loop is closed in the SmartAmp. This processing scheme delivers high performance and flexibility, but also demands a highly deterministic time based network.

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

Adept SmartController

Our newest controller, the Adept SmartController, is designed to work with the Adept SmartServo(TM) distributed servo control network. SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications. The Adept SmartController CS is the first member of a new family of high performance distributed motion and vision controllers. The SmartController's network control architecture leverages Adept's SmartAmp technology, which increases system scalability and modularity while dramatically reducing controller size and cabling up to 70% from Adept's industry leading MV controller family. The SmartController's distributed processing architecture improves performance by freeing up 30% more of the processor's resources. The Adept SmartController CS comes fully configured for standard applications that do not require vision or conveyor belt tracking. The Adept SmartController CX includes an expansion slot for AdeptVision sAVI together with additional communication ports, conveyor belt tracking support and more CPU capacity. All Adept SmartControllers feature several high-speed communication interfaces, including Fast Ethernet and SmartServo. SmartServo is Adept's new IEEE 1394-FireWire based communication interface, which is the backbone of Adept's new distributed controls architecture. All Adept SmartControllers offer known scalability and support for Adept's SmartServo compatible digital I/O and general motion expansion modules.

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

Robot Mechanisms

We offer two floor standing Selective Compliance Assembly Robot Arm, or SCARA, style robot mechanisms called the AdeptOne-XL and the AdeptThree-XL. We have recently introduced two updated table top robot mechanisms called the Adept Cobra s600 and s800, each of which is designed for assembly and material handling tasks. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. The Adept-XL robots use direct-drive technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot's product life, reliability and accuracy. The Adept family of Cobra series robots consists of light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space. The new versions of the sCobra robots feature IEEE-1394 Firewire-based MotionBlox technology. The Motionblox technology packages the local servo control capabilities, digital I/O capabilities, integrated DC Power with Safety, and integrated high power amplifiers together on the back of the sCobra mechanism. The result of combining a local controller and I/O integration with the robot SCARA mechanism is a degree of flexibility that is not currently available from other automation suppliers. The sCobra robots can be connected to the SmartController for integration motion and Vision or multi-mechanism configurations. When the MotionBlox and sCobra mechanism are configured standalone, this configuration is called the SmartCobra. The
SmartCobra   is  a   controller-less   mechanism   with  basic  pick  and  place
capabilities.

We also offer a family of linear modules called Adept SmartModules. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Adept SmartModules are powered by Adept SmartAmps, which utilize the industry standard IEEE 1394 FireWire protocol and Adept's SmartServo architecture to combine motion control signals and input/output signals for transmission over a single high-speed cable. Adept SmartModules lower costs and installation time increasing modularity and reducing the amount of software programming and cabling required in a workcell, or a robotic system that performs a specific automation function. SmartModules are also offered in single-axis standalone versions, which can operate without any additional controllers, saving cost and space for simple applications.

We also offer a line of semiconductor wafer handling robots. The newest member of Adept's wafer handling robots is the AWARD robot. This mechanism has been designed to take advantage of the SmartServo architecture and shares the MotionBlox technology used on the sCobra mechanisms. The AWARD is a direct drive robot and shares the same benefits as the other Adept direct drive robots in terms of performance and reliability. Adept will offer the AWARD in both 3 and 4 axis configurations. In working with OEM semiconductor tool manufacturers Adept is focused on providing the base technology to provide cost effective configurations as well as expandable features so that more custom configurations can also be met. An AWARD mounted on a linear track is one example of these more customizable configurations. SmartAmp technology makes these types of product configurations quick to configure and is a reliable way to extend the AWARD robots functionality. The AWARD addresses the needs for both 200mm and 300mm tool wafer handling needs.

Adept continues to offer the AdeptVicron series. This is a VME-based mechanism that is designed for semiconductor wafer handling applications and consists of two models: the AdeptVicron 300S (single arm) and 310D (dual arm) models, which handle up to 300mm wafers.

Our robot mechanisms product line includes a family of 6 axis articulated mechanisms manufactured for us by Yaskawa Corporation. The AdeptSix 300 is a tabletop robot well suited for precision assembly and material handling applications. The AdeptSix 600 is a larger floor mount robot for material handling and packaging applications. Both of these mechanisms run off the SmartServo technology. In fiscal 2003, we added a new clean room version of the AdeptSix 300, the AdeptSix 300CR. This mechanism brings the capabilities and flexibility of a 6 axis mechanism to the Semiconductor wafer handling market.

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

RDA PRECISION SOLUTIONS

In response to end customer and system integrator needs, we now offer a family of process ready platforms for the semiconductor and electronics markets. These platform offerings include Flexible Front End and Wafer Loader systems for the semiconductor tool market, Adept NanoCell for the precision assembly market, Adept ChadIQ for electronics assembly and Adept NanoBonder EBS for epoxy bonding of precision components. These platform offerings integrate all automation components on a single control architecture, with a unified graphical user interface. Typical systems include a material handling mechanism such as SmartModules or AdeptSix robot, AdeptWindows or Adept SmartController, AdeptVision, AIM software and an integrated PC user interface. Application specific components range from NanoStage positioner, semiconductor tool loadports, and additional control and network interfaces.

We offer semiconductor wafer handling solutions for both front-end and back-end process OEMs. These offerings include both standard and customized products for contamination control including robotics for wafer handling and transport. The Adept Flexible Front End Systems and the Adept Wafer Loader Systems, including the Adept FFE 200 and the Adept FFE 300, combine wafer sorting and handling, wafer cassette load ports, wafer aligners and mappers, and wafer ID functions into one compact integrated system; reducing cycle times, process complexity and cost. Combining value-added wafer operations such as wafer orientation, optical character recognition sort and merge into a compact front-end system, eliminates the need for wafer sorters in the factory.

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

Financial information regarding our three business segments is included in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Customers

We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the food, communications, automotive, appliance, semiconductor, and life sciences industries. These companies use our products to perform a wide variety of functions in assembly, material handling and precision process applications, including mechanical assembly, printed circuit board assembly, dispensing and inspection. No customer accounted for more than 10% of our revenues for any of the past three fiscal years.

SALES, DISTRIBUTION AND MARKETING

Sales and Distribution

We market our products through system integrators, our direct sales force and OEMs.

System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept's integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

OEMs. Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM's label to other resellers and end users. Unlike our system integrator channel, OEMs are responsible for all marketing, sales, customer support and maintaining the associated spare parts to service the end users of the product.

Direct Sales Force. We employ a direct sales force which directs its sales efforts to end users to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2003, our North American direct sales force included 11 employees. We have four North American sales and customer support offices located in Livermore, California; Southbury, Connecticut; Cincinnati, Ohio; and Dallas, Texas. As of June 30, 2003, our international sales organization included seven persons covering Europe, Singapore, South Korea, China and Taiwan.

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

Financial information regarding revenue derived from domestic and international customers based upon geographic area is included in Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

Our marketing organization, which consisted of 10 employees as of June 30, 2003, supports our system integrators, direct sales force, OEM and end user customers in a variety of ways. Our product management group works with end users, system integrators, corporate integrators and our sales engineers to continually gather input on product performance and end user needs. This information is used to enhance existing products and to develop new products. Our marketing programs group generates and qualifies new business through industry trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry periodicals. This marketing team is responsible for tracking customers and prospects through our marketing database. Our marketing group also publishes a document called the MV Partner catalog, which lists software and hardware components that we have certified as compatible with our product line. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, including online access. We view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.

Services and Support

Our service and support organization, which consisted of 39 full-time employees as of June 30, 2003, is designed to support our customers from the design of our automation line through ongoing support of the installed system. This organization includes approximately seven consulting and application engineers/programmers based in several of our sales and customer support offices in the United States, Europe and Asia. This team is experienced in applying our product line to solve a wide array of application issues and operates toll-free telephone support lines to provide advice on issues such as software programming structure, layout problems and system installation. End users and system integrators can also hire these experts on a consulting basis to help resolve new or difficult application issues.

We also maintain product training personnel, consisting of two individuals as of June 30, 2003, who develop and deliver training courses on subjects ranging from basic system maintenance to advanced programming. These courses are geared both for manufacturing engineers who design and implement automation lines and for operators who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

Our field service organization, which consisted of seven persons as of June 30, 2003, maintains and repairs our products at the end user's facilities. Personnel based at our service centers also provide advice to customers on spare parts, product upgrades and preventative maintenance. In addition, we provide fee-based service resources located inside some key customers' facilities when the amount of Adept product inside the customers production facility or the critical nature of the process warrants the expense of a full-time service resource.

Backlog

Our product backlog at June 30, 2003 was approximately $8.8 million, as compared with approximately $6.0 million at June 30, 2002.

Although we experienced a decline in orders during fiscal 2003 reflecting continued softness across most of the industries we serve, orders in the fourth quarter of fiscal 2003 increased approximately 10% compared to orders for the fourth quarter of fiscal 2002. In addition, we deferred the recognition of revenue on several orders in our Solutions business segment pending receipt of final acceptance from customers, which we anticipate receiving in the first quarter of fiscal 2004. The deferral of Solutions revenue combined with the increased order activity in the fourth quarter contributed to the change in backlog at June 30, 2003 as compared to June 30, 2002.

Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

Research and Development

Our research and development efforts are focused on the design of intelligent automation products, which address the challenges of designing, implementing, installing, operating and modifying flexible automated production lines. We intend to focus our research and development efforts on the development of an integrated product line, which further implements our RDA approach and which reduces cost, enhances performance and improves ease of use. We carry out primary research and development activities in four locations; Livermore, Orange and Los Angeles, California and Quebec, Canada. In addition, we utilize several individuals who work remotely to contribute to the development of our software for motion and vision control.

Research and development activities at Livermore, California are focused on design of our motion and vision control boards and the mechanisms that utilize them. We design and develop our motion control software at the Los Angles facilities and the vision software is designed and developed in our Quebec, Canada facilities. In addition, we design and develop process and higher level subassemblies for particular applications, such as semiconductor wafer handling, at both our Livermore and Orange, California locations.

We have devoted, and, despite our expense reductions in connection with our restructuring, intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2003, we had 57 persons engaged in research, development and engineering. Our research, development and engineering expenses were approximately $11.7 million for 2003, $20.4 million for 2002 and $22.7 million for 2001 and represented 26.1% of net revenues for 2003, 35.8% for 2002 and 22.7% for 2001.

Manufacturing

Adept's manufacturing operations, which are located in Livermore California, are utilized for product assembly, integration and test. Adept's operations include manufacturing, test, materials, and manufacturing/test engineering departments.

We strategically outsource sub-components of our systems, including electronics assemblies and mechanical mechanisms. We partner with key suppliers on Adept-specific designs and are continually moving the manufacturing department away from basic assembly and towards mission-critical system integration and testing. Our manufacturing engineering organization develops detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy quality problems if they arise.

For quality assurance practices Adept is in transition from its prior ISO 9002 certification to the new ISO 9001-2000 standard. The ISO 9002 standard focused on quality system requirements for a company's production, delivery and servicing of products and services around the world. The new ISO 9001-2000 standard focuses on the design and release process, all process efficiencies and emphasizes customer satisfaction in addition to the areas focused by the ISO 9002 standard. Adept also utilizes a Quality Steering Committee comprised of senior management from manufacturing, engineering, quality, customer service and materials to continually review internal and external quality and focus the organization on continuous improvement and effective corrective action methodologies.

Employees

At June 30, 2003, we had 242 employees worldwide. Of the total, 57 were engaged in research and development, 47 in sales and marketing, 39 in service and support, 77 in operations, and 22 in finance and administration.

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

Competition for certain products in the semiconductor atmospheric wafer handling and contamination control markets comes from Brooks-PRI Automation, Asyst Technologies, Inc, Yaskawa Electric and Kawasaki. Brooks has the largest installed base of Atmospheric robots, and Asyst is the leader in isolation technology and 200 millimeter and 300 millimeter load ports.

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

Intellectual Property

We primarily pursue patent, trademark and copyright protection for our technology and products. We currently hold 11 patents, which include eight patents in the United States and three patents outside of the United States. Additionally, we have six pending patent applications in the United States. There can be no assurance that patents will be issued from any of these pending applications or that any claims in existing patents, or allowed from pending patent applications, will be sufficiently broad to protect our technology.

ITEM 2. PROPERTIES

Our headquarters are located in a 75,000 square foot building we lease in Livermore, California. On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which is expected to significantly reduce our quarterly lease expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to 1 year of rent obligations on the original lease. As amended, the lease expires in May 2011 and obligates us to lease payments of approximately $1.0 million in fiscal 2004 and increases at a rate of 4.0% annually on June 1st of each year. Until March 2003, we were headquartered in a leased 92,000 square foot building in San Jose, California. In March 2003, we vacated our headquarters in San Jose and consolidated our corporate headquarters into our Livermore facilities. We lease a facility in Los Angeles, California for certain research and development activities, which expires in 2006 and obligates us to payments of $130,000 in fiscal 2004. We lease a 10,500 square foot facility in Quebec City, Canada for certain machine vision sales, research and development activities. The lease expires in 2009 and obligates us to payments of approximately $94,000 in fiscal 2004. We also lease facilities for sales and/or customer training in Southbury, Connecticut; Southfield, Michigan; Charlotte, North Carolina; Cincinnati, Ohio; Dallas, Texas; Massy, France; Dortmund, Germany; and Singapore. All of our properties are used by each of our three reportable business segments.

Adept is currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. See "Item 3. Legal Proceedings." As we have vacated and no longer pay rent on this facility, we have recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not set aside the cash associated with such unpaid rent expenses, thus in the event that we receive a material adverse judgment in the San Jose lease litigation and do not have control of the timing of the payment of any such judgment, we may not have sufficient cash to meet such obligations and therefore, we may be required to cease operations.

ITEM 3. LEGAL PROCEEDINGS

In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint makes a claim for unspecified damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of its costs and attorney's fees. Adept answered the complaint on July 15, 2003. Since filing the complaint, plaintiff has disclosed in court filings that it claims estimated damages exceeding $2.9 million. Adept is vigorously defending the lawsuit.

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters, other than the above noted legal action, will not have a material adverse effect on our business, financial condition or results of operations.

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

While it is not feasible to predict or determine the likelihood or outcome of any actions against us, we believe the ultimate resolution of these matters relating to alleged infringement will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Adept's executive officers currently include:

      Name           Age                        Position
      ----           ---                        --------

Brian R. Carlisle     52     Chairman of the Board of Directors and Chief
                             Executive Officer
Bruce E. Shimano      54     Vice President, Research and Development, Secretary
                             and Director
Michael W. Overby     46     Vice President, Finance and Chief Financial Officer

Brian R. Carlisle has served as Adept's Chief Executive Officer and Chairman of the Board of Directors since he co-founded Adept in June 1983. From June 1980 to June 1983, he served as General Manager of the West Coast Division of Unimation, Inc., a manufacturer of industrial robots, where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received B.S. and M.S. degrees in Mechanical Engineering from Stanford University. Mr. Carlisle was President of the U.S. Robotic Industries Association for three years, served as General Chair in May 2000 for the IEEE International Conference on Robotics and Automation, is currently a member of the Board of Directors for the National Coalition for Manufacturing Sciences, and serves on the Board of the National Coalition for Advanced Manufacturing. Mr. Carlisle was elected as an IEEE Fellow in 2003 for his contributions in robotics.

Bruce E. Shimano has served as our Vice President, Research and Development, Secretary and a director since he co-founded Adept in June 1983. Prior to that time, he was Director of Software Development at Unimation. Mr. Shimano received B.S., M.S. and Ph.D. degrees in Mechanical Engineering from Stanford University.

Michael W. Overby has served as Adept's Vice President of Finance and Chief Financial Officer since March 2000. From December 1999 to March 2000, Mr. Overby held the position of Corporate Controller of Adept. Prior to joining Adept, Mr. Overby was the financial executive for Digital Generation Systems, Inc., a provider of digital distribution services to the broadcast advertising industry. From 1996 to 1998 he was Corporate Controller and Director of Information Systems at Inprise Corporation, formerly Borland, a publicly-traded software company. Mr. Overby holds a B.S. in Business Administration from California Polytechnic State University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Registrant's Common Stock and Related Shareholder Matters

Prior to April 15, 2003, our common stock traded on the Nasdaq National Market under the symbol "ADTK". During the second and third quarters of fiscal 2003, we received notifications from the Nasdaq Stock Market indicating that our securities were subject to delisting from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market and denying our application to transfer the listing of our securities to the Nasdaq SmallCap Market. Our appeal of the delisting decision was denied based upon a Nasdaq Listing Qualifications Panel's view of our continued inability to meet the requirements for continued listing on Nasdaq and our stock was delisted effective April 15, 2003. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003 under the symbol "ADTK.OB".

The following table reflects the range of high and low sale prices for each full quarterly period as reported for trading on the Nasdaq National Market from July 1, 2001 thru April 14, 2003 and on the OTC Bulletin Board from April 15, 2003 through June 30, 2003. The high and low price information from the OTC Bulletin Board reflects interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                   Three Months Ended
         Jun. 30,       Mar. 29,   Dec. 28,        Sep. 28,   Jun. 30,     Mar. 30,    Dec. 29,       Sep. 29,
          2003           2003        2002           2002        2002         2002        2001           2001
         -------       -------      ------        -------     -------      -------      ------        -------
High     $  0.49       $  0.70      $ 0.82        $  2.50     $  3.64      $  4.70      $ 5.40        $ 10.60
Low      $  0.14       $  0.23      $ 0.24        $  0.35     $  1.50      $  2.05      $ 3.05        $  2.85

At September 19, 2003, there were approximately 421 shareholders of record.

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

Recent Sales of Unregistered Securities

On August 6, 2003, in connection with the lease restructuring for our Livermore, California corporate headquarters and facilities, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord, Tri-Valley Campus LLC, bearing an annual interest rate of 6.0%. Interest is payable at our option in shares of our common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. The issuance of the note was exempt from registration in reliance on Section 4(2) of the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon exercise of options and rights under all of our existing equity compensation plans as of June 30, 2003, including Adept's 1993 Stock Plan, 1995 Director Plan, and the 2001 Stock Option Plan and our 1998 Employee Stock Purchase Plan, referred to as the ESPP. Adept's 1993 Stock Plan expired in April 2003. Therefore, no new options will be granted under the 1993 Plan. See Note 9 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

In April 2003, as a result of the delisting and the resulting additional cost and administrative requirements of maintaining the ESPP, the Board of Directors suspended future offering periods until a further determination is made to recommence offering periods under the ESPP in compliance with applicable law. In

August 2003, Adept was granted a permit for the sale of securities under the ESPP plan in California. In September 2003, the Board of Directors reopened offerings under the ESPP to participation by employees effective for a 12 month offering subject to compliance with applicable federal and state securities laws, including the California state permit.

                                                          Equity Compensation Plan Information
                                            ------------------------------------------------------------------
                                                   (a)                    (b)                        (c)
                                                                                            Number of securities
                                                Number of                                  remaining available for
                                             securities to be                               future issuance under
                                               issued upon          Weighted-average         equity compensation
                                               exercise of         exercise price of          plans (excluding
          Plan Category                        outstanding            outstanding          securities reflected in
                                            options and rights     options and rights            column (a))
Equity compensation plans approved
  by security holders (1)                        2,796,203             $     6.11                     51,000(3)
Equity compensation plans not
  approved by security holders (2)                 529,799                   3.22                  2,070,201
                                                ----------             ----------                -----------
Total                                            3,326,002             $     5.65                  2,121,201
                                                ==========             ==========                ===========

(1) This excludes purchase rights accruing under our 1998 Employee Stock Purchase Plan, for which remaining available rights are included in column (c).

(2) Issued under our 2001 Stock Option Plan, which does not require the approval of and has not been approved by Adept's shareholders. See Note 9 for a description of the material terms of the 2001 Stock Option Plan.

(3) This includes 825,671 shares available for issuance under the 1998 Employee Stock Purchase Plan. The aggregate number of shares of Adept common stock available for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase as of the first day of Adept's fiscal year in an amount equal to the lesser of, (i) 600,000 shares or (ii) 3% of the common stock outstanding on the last day of the prior fiscal year, or a lesser amount as determined by Adept's board of directors. At June 30, 2003, 3% of the Company's outstanding shares was equal to approximately 461,700 shares.

In April 2003, as a result of the delisting of the Company's stock from the Nasdaq National Market and the resulting additional cost and administrative requirements of maintaining its 1998 ESPP, the Board of Directors suspended offering periods until a further determination is made to recommence offering periods under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. The historical results are not necessarily indicative of future results. On July 16, 1999, we completed the acquisition of BYE/Oasis Engineering, Inc. in a pooling of interests transaction. The selected financial data prior to June 30, 2000 has been restated to include the historical results of BYE/Oasis Engineering, Inc. Fiscal 2002 and 2001 results include the financial results of Pensar-Tucson, NanoMotion Inc., and HexaVision Technologies, Inc. subsequent to their acquisitions on April 28, 2000, May 31, 2000, and July 21, 2000, respectively. Fiscal 2002 also includes the financial results for CHAD Industries, Inc., subsequent to its acquisition on October 9, 2001. Fiscal 2003 results include the financial results of Meta Control Technologies, Inc., subsequent to its acquisition on August 30, 2002.

(in thousands, except per share data)                                                      Years Ended June 30,
                                                                       -------------------------------------------------------------
                                                                         2003         2002         2001         2000         1999
                                                                       ---------    ---------    ---------    ---------    ---------
Results of Operations:
Net revenues .......................................................   $  44,816    $  57,039    $ 100,313    $  99,212    $  87,374
Cost of revenues ...................................................      34,076       37,868       65,303       56,173       47,902
                                                                       ---------    ---------    ---------    ---------    ---------
      Gross margin .................................................      10,740       19,171       35,010       43,039       39,472
                                                                       ---------    ---------    ---------    ---------    ---------
Operating expenses:
      Research, development and engineering ........................      11,719       20,398       22,727       14,629       11,591
      Selling, general and administrative ..........................      22,001       28,994       36,002       29,503       24,676
      Restructuring and other non-recurring charges ................       5,324       17,659           --           --           --
      Merger-related charges (1) ...................................          --           --           --          988           --
      Amortization of goodwill and other intangibles ...............         728          725        6,818          685           --
      Impairment of goodwill and other long-lived assets ...........          --        6,608           --           --           --
      Gain on sale of assets .......................................          --       (1,566)          --           --           --
                                                                       ---------    ---------    ---------    ---------    ---------
Total operating expenses ...........................................      39,772       72,818       65,547       45,805       36,267
                                                                       ---------    ---------    ---------    ---------    ---------
Operating income (loss) ............................................     (29,032)     (53,647)     (30,537)      (2,766)       3,205
Interest income, net ...............................................          91          438          733          746          926
                                                                       ---------    ---------    ---------    ---------    ---------
Income (loss) before taxes and cumulative
   effect of change in accounting principle ........................     (28,941)     (53,209)     (29,804)      (2,020)       4,131

Provision for (benefit from) income taxes ..........................          31       (3,358)       5,396         (593)       1,620
                                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) before cumulative effect of change in
    accounting principle ...........................................     (28,972)     (49,851)     (35,200)      (1,427)       2,511
Cumulative effect of change in accounting principle (2) ............          --       (9,973)          --           --           --
                                                                       ---------    ---------    ---------    ---------    ---------
Net income (loss) ..................................................   $ (28,972)   $ (59,824)   $ (35,200)   $  (1,427)   $   2,511
                                                                       =========    =========    =========    =========    =========
Net income (loss) per share:(3)
  Before cumulative effect of change in accounting principle:
     Basic .........................................................   $   (1.94)   $   (3.64)   $   (3.02)   $   (0.15)   $    0.27
                                                                       =========    =========    =========    =========    =========
     Diluted .......................................................   $   (1.94)   $   (3.64)   $   (3.02)   $   (0.15)   $    0.26
                                                                       =========    =========    =========    =========    =========
  After cumulative effect of change in accounting principle:
     Basic .........................................................   $   (1.94)   $   (4.37)   $   (3.02)   $   (0.15)   $    0.27
                                                                       =========    =========    =========    =========    =========
     Diluted .......................................................   $   (1.94)   $   (4.37)   $   (3.02)   $   (0.15)   $    0.26
                                                                       =========    =========    =========    =========    =========

Number of shares used in computing per share amounts:(3)
     Basic .........................................................      14,955       13,691       11,637        9,774        9,302
                                                                       =========    =========    =========    =========    =========
     Diluted .......................................................      14,955       13,691       11,637        9,774        9,484
                                                                       =========    =========    =========    =========    =========

Balance Sheet Data:
Cash, cash equivalents and short-term investments ..................   $   3,234    $  21,681    $  21,500    $  20,437    $  27,016
                                                                       =========    =========    =========    =========    =========
Working capital ....................................................       5,193       27,326       39,784       46,593       47,614
                                                                       =========    =========    =========    =========    =========
Total assets .......................................................      35,781       62,494       95,573       93,523       71,677
                                                                       =========    =========    =========    =========    =========
Long-term liabilities ..............................................       5,536        2,692        1,284        1,222           --
                                                                       =========    =========    =========    =========    =========
Redeemable convertible preferred stock .............................      25,000       25,000           --           --           --
                                                                       =========    =========    =========    =========    =========
Total shareholders' equity (deficit) ...............................     (11,583)      15,904       71,482       70,728       55,186
                                                                       =========    =========    =========    =========    =========

(1) In July 1999, we incurred charges of $988,000 relating to the acquisition of BYE/OASIS.

(2) See "Item 7. Management's Discussion and Analysis" for a description of the cumulative effect of change in accounting principle.

(3) See Notes 1 and 12 of Notes to Consolidated Financial Statements for a discussion of the computation of net income (loss) per share.

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

Fiscal 2003

                                                                            Three Months Ended,
                                               -------------------------------------------------------------------------------------
                                                            (in thousands, except percentages and per share data)
                                                      Jun. 30,             Mar. 31,          Dec. 31,                 Sep. 30,
                                                       2003                  2003                2002                   2002
                                                       ----                  ----                ----                   ----
Net revenues ...............................   $ 11,316    100.0%    $ 12,477    100.0%    $ 10,748    100.0%    $ 10,275    100.0%
Cost of revenues ...........................      9,047     80.0        9,000     72.1        7,773     72.3        8,256     80.3
                                               --------    -----     --------    -----     --------    -----     --------    -----
Gross margin ...............................      2,269     20.0        3,477     27.9        2,975     27.7        2,019     19.7
                                               --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   Research, development and engineering ...      2,210     19.5        2,916     23.4        3,071     28.5        3,522     34.3
   Selling, general and administrative .....      3,986     35.2        5,092     40.8        6,477     60.3        6,445     62.7
   Restructuring expenses ..................      2,168     19.2        2,020     16.2           --       --        1,136     11.1
Amortization of intangibles ................        195      1.7          185      1.5          199      1.9          150      1.4
Amortization of intangibles ................        195      1.7          185      1.5          199      1.9          150      1.4
                                               --------    -----     --------    -----     --------    -----     --------    -----
Total operating expenses ...................      8,559     75.6       10,213     81.9        9,747     90.7       11,253    109.5
                                               --------    -----     --------    -----     --------    -----     --------    -----
Operating loss .............................     (6,290)   (55.6)      (6,736)   (54.0)      (6,772)   (63.0)      (9,234)   (89.8)
Interest income, net .......................       (102)    (0.9)         (16)    (0.1)          30      0.3          179      1.7
                                               --------    -----     --------    -----     --------    -----     --------    -----
Loss before income taxes ...................     (6,392)   (56.5)      (6,752)   (54.1)      (6,742)   (62.7)      (9,055)   (88.1)
Provision for (benefit from) income
  Taxes ....................................         --       --           --       --           --       --           31      0.3
                                               --------    -----     --------    -----     --------    -----     --------    -----
Net loss ...................................   $ (6,392)   (56.5)%   $ (6,752)   (54.1)%   $ (6,742)   (62.7)%   $ (9,086)   (88.4)%
                                               ========    =====     ========    =====     ========    =====     ========    =====

Basic and diluted net loss per share .......   $  (0.42)             $  (0.44)             $  (0.45)             $  (0.63)
                                               ========              ========              ========              ========

Basic and diluted number of shares
  used in computing per share amounts ......     15,304                15,225                15,074                14,327
                                               ========              ========              ========              ========

Fiscal 2002

                                                                             Three Months Ended,
                                              --------------------------------------------------------------------------------------
                                                            (in thousands, except percentages and per share data)
                                                    Jun. 30,             Mar. 31,              Dec. 31,              Sep. 30,
                                                      2002                 2002                  2001                  2001
                                                      ----                 ----                  ----                  ----
Net revenues ...............................  $ 14,635    100.0%    $ 14,588    100.0%    $ 14,431    100.0%    $ 13,385    100.0%
Cost of revenues ...........................    10,103     69.0        9,856     67.6        9,172     63.6        8,737     65.3
                                              --------    -----     --------    -----     --------    -----     --------    -----
Gross margin ...............................     4,532     31.0        4,732     32.4        5,259     36.4        4,648     34.7
                                              --------    -----     --------    -----     --------    -----     --------    -----
Operating expenses:
   Research, development and engineering ...     4,967     33.9        5,008     34.3        4,585     31.8        5,838     43.6
   Selling, general and administrative .....     6,971     47.6        7,192     49.3        7,117     49.3        7,714     57.6
   Restructuring expenses ..................        --       --        5,323     36.5           --       --       12,336     92.2
   Amortization of goodwill and other
      intangibles ..........................       149      1.0          216      1.5          180      1.2          180      1.3
   Impairment of goodwill ..................     6,608     45.2           --       --           --       --           --       --
   (Gain) loss on sale of assets ...........    (1,566)   (10.6)          --       --           --       --           --       --
                                              --------    -----     --------    -----     --------    -----     --------    -----
Total operating expenses ...................    17,129    117.1       17,739    121.6       11,882     82.3       26,068    194.7
                                              --------    -----     --------    -----     --------    -----     --------    -----
Operating loss .............................   (12,597)   (86.1)     (13,007)   (89.2)      (6,623)   (45.9)     (21,420)   (160.0)
Interest income, net .......................        95      0.6          123      0.9          137      1.0           83      0.6
                                              --------    -----     --------    -----     --------    -----     --------    -----
Loss before income taxes and cumulative
  effect  of change in accounting principle    (12,502)   (85.5)     (12,884)   (88.3)      (6,486)   (44.9)     (21,337)  (159.4)
Provision for (benefit from) income
  Taxes ....................................      (570)    (3.9)       2,935    (20.1)          66      0.5           81      0.6
                                              --------    -----     --------    -----     --------    -----     --------    -----
Net loss before cumulative effect of
   change in accounting principle ..........  $(11,932)   (81.6)    $ (9,949)   (68.2)    $ (6,552)   (45.4)    $(21,418)  (160.0)
Cumulative effect of change in accounting
   Principle ...............................  $     --       --     $     --       --     $     --       --     $ (9,973)   (74.5)
                                              --------    -----     --------    -----     --------    -----     --------    -----
Net loss ...................................  $(11,932)   (81.6)%   $ (9,949)   (68.2)%   $ (6,552)   (45.4)%   $(31,391)  (234.5)%
                                              ========    =====     ========    =====     ========    =====     ========    =====
Basic and diluted net loss per share:
   Before cumulative effect of change
      in accounting principle ..............  $  (0.85)             $  (0.72)             $  (0.48)             $  (1.63)
                                              ========              ========              ========              ========
   After cumulative effect of change in
     accounting principle ..................  $  (0.85)             $  (0.72)             $  (0.48)             $  (2.38)
                                              ========              ========              ========              ========
Basic and diluted number of shares
  used in computing per share amounts ......    13,976                13,829                13,567                13,169
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide intelligent production automation solutions, components and services to our customers in many industries including the food, electronics/communications, automotive, appliance, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. During the fiscal year ended June 30, 2003, product revenue mix was comprised of the following:
23% in electronics/communications, 21% in food and pharmaceuticals, 16% in semiconductor, 14% in appliance, 12% in automotive, 7% in OEM, 4% in life sciences, and 3% in all others. During the fiscal year ended June 30, 2002, product revenue mix was comprised of the following: 26% in food and pharmaceuticals, 21% in electronics/communications, 14% in automotive, 13% in appliance, 9% in semiconductor, 8% in OEM and 9% in all others. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2003, we introduced Amps in Base (AIB) Cobra robots, our highest volume Scara robots which are expected to have a significant positive impact on our gross margins during fiscal 2004 and beyond. The introduction and marketing of these next generation Scara robots are expected to have the biggest positive impact on our Components and Solutions segments.

International sales comprise between 30% and 60% of our total revenues for any given quarter.

We have significant lease obligations for our California facilities. We are currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. We have recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the fourth quarter of fiscal 2003 and our expectations for cash usage for the first two quarters of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. If we receive a material adverse judgment in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which is expected to reduce our quarterly lease expenses by approximately 78%. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to 1 year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. In connection with the lease restructuring, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0%. Interest is payable at our option in shares of our common stock. The note is convertible at any time at the option of the holder in into our common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. This liability was recorded as long term Subordinated Convertible Note in the accompanying balance sheet with a corresponding reduction in accrued unpaid rent on Livermore facilities and an additional restructuring charge for the excess of the note amount over accrued unpaid rent on Livermore facilities. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay its obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

 Our common stock was delisted from Nasdaq effective April 15, 2003 as a result of our failure to comply with certain quantitative listing requirements. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003.

In April 2003, we implemented plans to reduce our headcount by an additional 7% of our total employees, which we expect to result in approximately $0.5 million per quarter in cash savings as compared to the quarter ended June 30, 2003, when fully implemented in the second quarter of fiscal 2004.

We have experienced declining revenues and incurred operating losses in each of the last three fiscal years. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. During the fourth quarter of fiscal 2003, we reduced our headcount by an additional 7% of our total employees, which we expect to fully implement by the second quarter of fiscal 2004. These adjustments to our operations have also significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results. See "Management's Discussion and Analysis - Liquidity." In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer-term source of capital and generally improve our balance sheet and financial stability.

Even if we do not receive a material adverse judgment in the litigation relating to our San Jose lease, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all and we are unable to achieve our projected revenues or if operating expenses exceed current estimates, we will be forced to curtail our operations and we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

The consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared assuming that Adept will continue as a going concern. However, the accompanying Independent Auditors' Report states that we have incurred recurring operating losses, have a net capital deficiency and have experienced a declining cash balance which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2003, each year therein referred to as fiscal 2003, 2002, and 2001. Unless otherwise indicated, references to any year in this Management's Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

o     revenue recognition;
o     allowance for doubtful accounts;
o     inventories;
o     warranty reserve;
o     goodwill and other intangible assets;
o     identified intangible assets; and
o     deferred tax valuation allowance.

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

Deferred revenue primarily relates to items deferred under SAB 101.

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

Adept accounts for goodwill under SFAS 142, "Goodwill and Other Intangible Assets," which requires us to review for impairment of goodwill on an annual basis, and between annual tests whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. This impairment review involves a two-step process.

      Step 1- Compare the fair value of the reporting units to their carrying amounts. If a unit's fair value exceeds its carrying amount, no further work is performed and no impairment charge is necessary. For each reporting unit where the carrying amount exceeds fair value, step 2 is performed.

      Step 2- Compare the implied fair value of the reporting unit to its carrying amount. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss will be recognized in an amount equal to that excess.

We performed our goodwill impairment tests upon adoption of SFAS 142 and again during the fourth quarters of fiscal 2002 and 2003. In the fourth quarter of fiscal 2002, we recorded a goodwill impairment charge of $6.6 million as a result of the annual impairment update. Results of the fiscal 2003 annual impairment testing did not indicate an impairment of our then existing goodwill, and therefore we were not required to record a goodwill impairment charge in fiscal 2003. Upon adoption of SFAS 142 on July 1, 2001, we ceased amortization of our existing net goodwill balance.

Identified Intangible Assets. Acquisition-related intangibles include developed technology and non-compete agreements and are amortized on a straight-line basis over periods ranging from 2-4 years. Identified intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The company assesses the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Acquisitions

During the three-year  period ended June 30, 2003, we acquired three  companies:
Meta  Control  Technologies,   Inc.,  CHAD  Industries,   Inc.,  and  HexaVision
Technologies, Inc. These acquisitions are described below.

Meta Control Technologies

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

Upon the closing of the acquisition transaction with Meta, we acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held by one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration.

Under the terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock were placed into escrow for one year from the completion of the acquisition pending certain contingencies under the terms of the acquisition agreement. All of the escrowed shares have been released to the former Meta shareholders. Additionally, Adept agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of June 30, 2003, we have not incurred any expenses related to the discounts and royalties. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender, Paragon Commercial Bank bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. In March 2003, we terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit to reduce interest expense associated with the line of credit. Additionally, we entered into a loan agreement for up to $800,000 with a former shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. In March 2003, Adept and the former shareholder terminated the $800,000 loan agreement, and we cancelled the 100,000 shares. No amounts were ever borrowed under the agreement.

CHAD Industries

On October 9, 2001, Adept completed the acquisition of all the outstanding shares of CHAD Industries, Inc. (CHAD), now named Adept Orange Corporation, a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD was a strategic step in Adept's ongoing precision assembly automation strategy. Adept leverages CHAD's expertise in small part feeding, precision tooling design, handling of odd-form components to add capacity in precision assembly automation. Additionally, we support CHAD's line of odd-form component assembly machines. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of five trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001 $2.6 million was paid on October 9, 2002 and on December 13, 2002, CHAD and Adept amended the $1.6 million second anniversary promissory note and the funds then held in escrow in the amount of the note were released to Adept. The second anniversary promissory note was paid in full in February 2003. In addition, the acquisition agreement provided for Adept to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and are being expensed as paid. As of June 30, 2003, 57,000 shares were issued and $167,000 in cash was paid to certain specified employees of CHAD. At June 30, 2003, $65,000 in contingent cash and no contingent shares remain to be paid by October 9, 2004 contingent on the continued employment of certain specified employees. This acquisition was accounted for under the purchase method of accounting.

HexaVision

On July 21, 2000, we completed the acquisition of HexaVision Technologies Inc., now named Adept Technology Canada Co., a Canadian corporation. HexaVision was a machine vision research and development company. HexaVision's core technology incorporates techniques to achieve accuracies up to 1/40th of a pixel with machine vision measurement algorithms that can increase our performance in critical and demanding applications such as vision servoing for the microelectrical, fiber optic, semiconductor, metrology and precision assembly applications. In connection with the acquisition, we paid $5.5 million in cash, which included transaction costs of $0.4 million, and issued shares of our common stock to the shareholders of HexaVision with a value of $1.1 million. We have accounted for the acquisition under the purchase method of accounting. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, we made the first anniversary cash payment and share issuance consisting of 116,000 shares of our common stock with a value of $1.1 million and released $313,000 in cash from an escrow account to the employees and former shareholders of HexaVision. On July 21, 2002, we made the second anniversary cash payment of $53,000 and released $1.4 million in cash from an escrow account to the employees and former shareholders of HexaVision. The contingency payments made and shares issued to the employees of HexaVision were appropriately recorded as operating expenses. The contingent payments made and shares issued to the former shareholders of HexaVision were allocated to goodwill and accounted for as additional purchase price.

For further discussion of these acquisitions, see Note 2 to our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Comparison of Fiscal 2003 to 2002

Net Revenues. Our net revenues decreased by 21.4% to $44.8 million in 2003 from $57.0 million in 2002. The decrease in net revenues is primarily attributable to reduced unit shipments and reduced average selling prices in most of our product families. We believe this decline is consistent with a decline in overall market conditions driven by excess manufacturing capacity and a response on the part of our customers to reduce capital spending and operating expenses in an effort to deal with their excess manufacturing capacity. Revenues decreased in our Components and Solutions segments while revenues increased in our Services and Support segment. Components revenues decreased 32.5% to $25.0 million for the fiscal year ended June 30, 2003 from $37.1 million for the fiscal year ended June 30, 2002. The decline is attributable to continued softness across all industries served by our Components segment. Additionally, the decrease is attributable to the decline in software revenues as a result of our sale of the SILMA Inspection business. Solutions revenues decreased 10.8% to $6.6 million for the fiscal year ended June 30, 2003 from $7.4 million for the fiscal year ended June 30, 2002. The decrease reflects softness in the semiconductor market offset by increased demand in the data storage market. Services and Support revenues increased 5.1% to $13.2 million for the fiscal year ended June 30, 2003 from $12.6 million for the fiscal year ended June 30, 2002. The increase is primarily attributable to services involved in the redeployment of existing equipment as well as customers choosing to extend the useful life of existing equipment rather than commit capital expenditures to purchase new equipment.

Our domestic sales were $27.8 million in fiscal 2002 compared to $25.2 million in fiscal 2002, an increase of 10.0%. Our international sales were $17.1 million in fiscal 2002 compared to $31.8 million in fiscal 2002, a decrease of 46.1%. The decrease in international sales is mainly attributable to a decrease in our international Components revenue segment.

Gross Margin. Gross margin as a percentage of net revenue was 24.0% in 2003 compared to 33.6% in 2002. We experienced a downward trend over each quarter of fiscal 2003 associated with an approximately 50% decrease in manufacturing volume. Much of our labor and overhead expense is relatively fixed, and significant declines in production volumes associated with the depressed demand environment combined with only modest reductions in manufacturing overhead expenditures resulted in higher unit costs and lower corresponding gross margins. We have taken steps to reduce our overhead while preserving critical new product introduction capabilities and sufficient capacity to react to an increase in demand. Additionally, we experienced some additional costs normally associated with the introduction of our new products. We have introduced and continue to introduce these new products despite the weak current demand levels because they bring additional functionality for our customers as well as provide cost improvements for us. We also recorded provisions for excess inventory during the fiscal year as reduced demand forecasts revealed additional excess inventory components. We expect gross margins to improve in fiscal 2004 due to the reduction in fixed overhead costs and the introduction of higher margin products, however, we expect to continue to experience weak demand in several of the industries we serve and fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration and changes in sales mix. Our gross margins for fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for all four quarters of Fiscal 2003. These measures resulted in savings of approximately $466,000.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 42.5% to $11.7 million, or 26.1% of net revenues in 2003, from $20.4 million, or 35.8% of net revenues in 2002. The decrease primarily reflects headcount reductions and lower project expenses due to extensive restructuring activities undertaken in fiscal 2002 and 2003. Salary related expenses were reduced by approximately $4.3 million for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Expenses in 2002 also included two of five required quarterly expenditures totaling $2.0 million, which were part of commitments under a joint development and supply agreement with JDS Uniphase Corporation. No expenses were incurred under the agreement in fiscal 2003, which was terminated in the second quarter of 2003. Despite the reduction in expenses during the year, Adept was able to maintain research, development and engineering efforts required to complete several key initiatives in product development. These projects were deemed crucial to leveraging our position in the market, reducing our product material costs, and maintaining our technological advantage relative to our competition. Our research, development and engineering expenses for Fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for all four quarters of Fiscal 2003. These measures resulted in savings of approximately $862,000

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 24.1% to $22.0 million or 49.1% of net revenues in 2003 from $29.0 million or 50.8% of net revenues in 2002. The decrease in expense for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002 was primarily attributable to restructuring activities in fiscal 2002 and 2003, which resulted in significant headcount reductions. Salary and related expenses were reduced by approximately $4.4 million for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 as a result of these headcount reductions. These decreases were partially offset by a $0.7 million increase associated with an additional lease commitment that we were obligated to assume in the fourth quarter of fiscal 2002. Our selling, general and administrative expenses for Fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for all four quarters of Fiscal 2003. These measures resulted in savings of approximately $1,271,000

                                            Fiscal 2003
                        ----------------------------------------------------
                                           (In thousands)
                             Q1           Q2            Q3            Q4
      Cost Savings      $      835    $       748   $    1,275    $    1,441

Restructuring Charges. We recorded $5.3 million in restructuring charges for fiscal 2003. The charges consist of $1.9 million for workforce reduction and severance costs, $3.1 million in lease commitments for idle facilities and $0.3 million for leasehold improvement and other fixed assets associated with restructured facilities. Workforce reduction-related costs of $1.9 million represent a reduction of approximately 84 employees in most functional areas across all three of our reportable business segments and at June 30, 2003, all of the affected employees had ceased employment with Adept. Lease commitments for idle facilities of $3.1 million result from the further consolidation of facilities and are primarily attributable to the exit from our San Jose facility and the restructure of lease commitments associated with excess capacity at our Livermore facility. Restructuring charges were $5.3 million for the fiscal year ended June 30, 2003 compared to restructuring charges of $17.7 million for the fiscal year ended June 30, 2002. The restructuring charges of $17.7 million for the fiscal year ended June 30, 2002 relate to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities, including related headcount reductions.

                                     Fiscal Year ended,      Fiscal Year ended,
(in thousands)                         June 30, 2003            June 30, 2002
                                       -------------            -------------

Employee severance costs..........     $        1,872          $       1,692
Lease termination costs...........              3,134                  6,800
Asset impairment charges..........                318                  9,167
                                       --------------          -------------
  Total...........................     $        5,324          $      17,659
                                       ==============          =============

We anticipate that when the fiscal 2003 restructuring activities take full effect, the Components segment will experience an annualized reduction in expenses of approximately $4.8 million in fiscal 2004 as compared to fiscal 2002 with no offsetting decline in revenues. We anticipate that the Solutions segment will experience an annualized reduction in expenses of approximately $0.5 million as compared to fiscal 2002 with no offsetting decline in revenues. The Services and Support segment is expected to experience an annualized reduction in expenses of approximately $0.9 million as compared to fiscal 2002 with no offsetting decline in revenues. Our assumptions that revenues will not be impacted are based only on an analysis of the remaining capacity available in manufacturing, sales and service to support such revenue levels; however, revenue levels could change for other reasons, such as reduced demand for our products. These restructuring activities are expected to result in lower operating expenses in future periods.

Other Intangible Assets Amortization. Other intangibles amortization was $0.7 million for both fiscal 2003 and 2002. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis, as discussed in Note 4 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of goodwill. SFAS 142 requires at least annual impairment testing of our goodwill. The results of our April 2003 annual impairment testing did not indicate an impairment of our then existing goodwill, and therefore we were not required to record a goodwill impairment charge in fiscal 2003. In fiscal 2002, we recorded a goodwill impairment charge of $6.6 million as a result of our April 2002 annual impairment update. See Note 4 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Gain on Sale of Assets. Net gain on sale of assets was $0 in fiscal 2003 and $1.6 million in fiscal 2002. In the fourth quarter of 2002, we completed the sale of certain non-strategic assets of our SILMA business, referred to as the CimStation Inspection product line. The assets were sold for a purchase price of $2.0 million of which $1.75 million was paid in cash and the remaining $250,000 was deposited in escrow contingent upon meeting certain CimStation revenue projections for the period July 1, 2001 through June 30, 2002. Actual revenue for the period fell short of projections and we released the remaining $250,000 to the buyer of the SILMA business in October 2002 in accordance with the terms of the agreement. In addition, we incurred $21,000 in transaction costs related to the sale of the CimStation Inspection assets resulting in net proceeds of $1.73 million. The gain on sale of the Cimstation Inspection assets was partially offset by a loss on sale of other assets of $0.18 million.

Interest Income, Net. Interest income, net, was $91,000 in fiscal 2003 compared to $438,000 in fiscal 2002. The decrease was due in part to a combination of lower interest rates and a lower average cash balance attributable to our decreased revenues. Additionally, interest expense increased in 2003 due to charges incurred on advances received under the Silicon Valley Bank accounts receivable purchase facility and interest accrued on the JDSU promissory note.
We expect interest expense to continue to increase as a result of the convertible note issued in connection with the lease restructuring.

Provision for (Benefit From) Income Taxes. Our effective tax rate was less than 1% for 2003 as compared to (6%) for 2002. Our tax rate for 2003 differs from the federal statutory income tax rate of 34% because we experienced a pretax net loss, and under rules applicable to accounting for operating loss carry forwards, no benefit may be taken where the utilization of such benefit is dependent on the generation of future taxable income. In 2002, our tax rate differed from the federal statutory rate of 34% primarily due to a $3.6 million tax refund resulting from the carry back of our net operating loss from the year ended June 30, 2001. This refund opportunity arose as a result of a change in applicable law enacted on March 9, 2002, which extended the carry back period from three to five tax years.

Cumulative effect of change in accounting principle. On July 1, 2001, we implemented SFAS 142 which requires goodwill and intangible assets to be evaluated for impairment at least annually for fiscals years beginning in 2001. We completed the measurement of the impairment loss in the third quarter of fiscal 2002, and recorded an aggregate charge of $16.6 million for such impairment. Of this amount, $10.0 million was deemed attributable to periods prior to fiscal 2002, and accordingly was recorded as a cumulative effect of change in accounting principle.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized forward currency contract losses of $271,000 for the year ended June 30, 2003 and $728,000 for the year ended June 30, 2002. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to our decreased aggregate net exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Comparison of Fiscal 2002 to 2001

Net Revenues. Our net revenues decreased by 43.2% to $57.0 million in fiscal 2002 from $100.3 million in fiscal 2001. The significant decrease in revenues primarily resulted from reduced demand for, and associated reduced unit shipments of most of our product family. We believe that this reduction in demand was reflected in the broader marketplace as our customers significantly reduced their capital expenditures in an effort to deal with excess manufacturing capacity. Following the significant drop in our revenues in the first quarter of Fiscal 2002, customers continued to experience uncertainty and cancelled some orders and postponed placing other orders, which resulted in a further decline in our revenues in subsequent quarters.

Our domestic sales were $25.2 million in fiscal 2002 compared to $63.9 million in fiscal 2001, a decrease of 60.5%. Our international sales were $31.8 million in fiscal 2002 compared to $36.4 million in fiscal 2001, a decrease of 12.6%. Both our domestic and international markets were significantly impacted by the uncertain and weak global economic conditions, which caused a dramatic decrease in capital spending by our customers, especially in the United States.

Gross Margin. Gross margin as a percentage of net revenue was 33.6% in fiscal 2002 compared to 34.9% in fiscal 2001. We experienced a downward trend in fiscal 2002 compared to fiscal 2001 due to decreases in manufacturing volume. As less labor and overhead expense is absorbed into inventory, costs become higher on a relative basis, which is reflected in our lower margins.

Research, Development and Engineering Expenses. Research, development and engineering expenses declined on an absolute basis in fiscal 2002, but increased as a percentage of net revenues. Research, development and engineering expenses decreased by 10.1% to $20.4 million, or 35.8% of net revenues in fiscal 2002, from $22.7 million, or 22.7% of net revenues in fiscal 2001. Expenses in fiscal 2002 included two of the five required quarterly expenditures which were commitments under a joint development agreement with JDS Uniphase Corporation. This development agreement was terminated in the second quarter of fiscal 2003.

Historically, we have been involved in several federally-funded consortiums, which partially offset some of our research and development expenses. We completed the last of these funded projects in early fiscal 2001. We did not enter into any such consortiums in fiscal 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 19.5% to $29.0 million or 50.8% of net revenues in 2002 from $36.0 million or 35.9% of net revenues in 2001. The decreased level of expense was primarily attributable to restructuring activities and other cost reduction measures implemented over three quarters of fiscal 2002. Cost reduction measures included salary cuts ranging from 5% to 20% and company-wide vacation weeks in the first, second and third fiscal quarters, which resulted in approximately $1.2 million of expense savings as compared to the prior year. Additional cost reduction measures implemented as a result of restructuring activities included significant reductions in headcount, consolidation of facilities, elimination of some excess capacity and the sale of certain non-strategic assets. Restructuring activities are described in more detail below. Salary and related expenses were reduced by approximately $3.3 million from fiscal 2001 as a result of headcount reductions. Depreciation expenses were reduced by approximately $0.6 million from fiscal 2001 and rent and related expenses were reduced by approximately $0.5 million from fiscal 2001 due to consolidation of facilities. Savings realized by quarter as a result of the combined restructuring and other cost reduction measures during the fiscal year were consistent with our projections and were as follows:

                                           Fiscal 2002
                       ----------------------------------------------------
                                          (In thousands)
                            Q1           Q2            Q3            Q4
      Cost Savings     $    1,083    $     1,438   $    1,496    $    1,573

Restructuring Charges. In connection with our 2002 restructuring, we recorded $17.7 million in restructuring charges. The charges consist of $9.2 million in restructuring of non-strategic business assets, $6.8 million in lease commitments for idle facilities, and $1.7 million in workforce reduction and severance costs. Workforce reduction related costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all three of our reportable business segments. At June 30, 2002, all of the affected employees had ceased employment with Adept. Lease commitments for idle facilities of $6.8 million resulted from the consolidation of manufacturing facilities in San Jose and Livermore, California into our technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The consolidation of these facilities resulted in operating lease commitments in excess of our then current and projected needs for leased properties. Asset impairment charges of $9.2 million resulted from the exiting of certain non-strategic product lines of $6.6 million and goodwill and other intangible assets write-off of $2.6 million. The goodwill and other intangible assets written off resulted from our acquisition of Pensar-Tucson in April 2000, which no longer had value to Adept due to the closure of our Tucson Arizona operations in March 2002. At June 30, 2002, the long term accrued restructuring charges were related to future rent commitments on non-cancelable lease agreements. We completed our fiscal 2002 restructuring plan in the third quarter of fiscal 2002.

Goodwill and Other Intangibles Amortization. Goodwill and other intangibles amortization in 2002 decreased to $0.7 million from $6.8 million in 2001. The decrease in goodwill and other intangibles amortization was a direct result of the adoption of SFAS 142, effectively discontinuing the amortization of goodwill.

Impairment of goodwill. We recorded a goodwill impairment charge of $6.6 million as a result of our annual impairment update conducted in the third quarter of fiscal 2002 required by SFAS 142. See Note 4 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Gain on Sale of Assets. Net gain on sale of assets was $1.6 million in 2002 due to the sale of the CimStation Inspection product line of our SILMA business, as discussed above. In addition, we incurred $21,000 in transactions costs related to the sale of the CimStation Inspection assets resulting in net proceeds of $1.73 million. The gain on sale of the Cimstation Inspection assets was partially offset by a loss on sale of other assets of $0.18 million. There was no gain on sale of assets in fiscal 2001.

Interest and Other Income, Net. Interest income, net, in 2002 was $438,000 compared to $733,000 in 2001, with higher average invested cash balances offset by lower average yields.

Provision for (Benefit From) Income Taxes. Our effective tax rate for 2002 was (6%) as compared to 18% for 2001. Our tax rate for 2002 differed from the federal statutory income tax rate of 34% primarily due to a $3.6 million tax refund resulting from the carry back of our net operating loss from the year ended June 30, 2001. In 2001, our tax rate differed from the federal statutory rate of 34% primarily due to the increase in valuation allowance to fully offset deferred tax assets.

Cumulative effect of change in accounting principle. We recorded $10.0 million as a cumulative effect of change in accounting principle in 2002 resulting from our adoption of SFAS 142. We implemented SFAS 142 on July 1, 2001 and completed the measurement of the impairment loss in the third quarter of fiscal 2002.

Derivative Financial Instruments. Our foreign currency hedging program was used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized a loss on forward currency contracts of $728,000 for the year ended June 30, 2002 and a gain of $322,000 for the year ended June 30, 2001. Realized and unrealized gains and losses on instruments that hedge firm commitments were deferred and included in the measurement of the subsequent transaction; however, losses were deferred only to the extent of expected gains on the future commitment at June 30, 2002. We deferred recognition of a transaction loss relating to foreign exchange contracts of $83,500 in fiscal 2002, and realized this transaction loss in the first quarter of 2003. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Long-Lived Assets

Financial information regarding the geographic areas of our long-lived assets is included in Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

We have experienced declining revenues and incurred operating losses in each of the last three fiscal years. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. During the fourth quarter of fiscal 2003, we reduced our headcount by an additional 7% of our total employees, which we expect to fully implement the second quarter of fiscal 2004. These adjustments to our operations have significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results. In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer term source of capital and generally improve its balance sheet and financial stability.

We are in a very precarious cash position, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of June 30, 2003, we had an aggregate cash balance of $3.3 million, and a short term receivables financing credit facility of $1.75 million net, of which $90 thousand was outstanding and $1.7 remained available under this facility. We currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement to meet our operating requirements. As a result, if our assumptions are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner during the next twelve months. We expect our cash ending balance to be approximately $1.8 million as of September 30, 2003. The decrease in our expected cash balance from June 30, 2003 is primarily due to increases in prepaid expenses related to insurance premiums, and an expected loss on operations for the first quarter of fiscal 2004. Recently, we have managed to finance our operating losses by converting non-cash working capital items such as accounts receivable and inventory, to cash, and consequently, these working capital components have been significantly reduced over the last several quarters. If the company continues to generate a loss on operations, it will become increasingly difficult to rely on funding these losses by liquidating working capital. Our ability to sustain operations through fiscal 2004 is predicated upon certain critical assumptions, including (i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we are able to favorably settle pending litigation related to our San Jose lease, including both the aggregate amount and the timing of any settlement payments,
(iv) that we will not incur additional unplanned capital expenditures in fiscal 2004, (v) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (vi) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(vii) that we will not incur unexpected significant cash outlays during any quarter.

Adept is currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. We have recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the fourth quarter of fiscal 2003 and our expectations for cash usage for the first two quarters of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. If we receive a material adverse judgment in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if we do not receive an adverse judgment in the San Jose lease litigation, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all and we are unable to achieve our projected revenues or if operating expenses exceed current estimates, we will be forced to curtail our operations and we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

The consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared assuming that Adept will continue as a going concern. However, the accompanying Independent Auditors' Report states that we have incurred recurring operating losses, have a net capital deficiency and have experienced a declining cash balance which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Cash and cash equivalents decreased $14.1 million from June 30, 2002. Net cash used in operating activities of $18.1 million was primarily attributable to the net loss and a decrease in other accrued liabilities reduced by non cash charges including depreciation and amortization, provisions for inventory reserves, the issuance of a subordinate convertible note offset in part by a decrease in accounts receivable and a decrease in inventory.

The decrease in other accrued liabilities is primarily attributable to payments made as purchase price consideration related to the acquisition of CHAD. The provision for inventory is primarily related to provisions for excess inventory. The issuance of a convertible subordinated note relates to the restructuring of our lease commitment for our Livermore facilities (See Note 7).

Cash provided by investing activities of $3.7 million is primarily due to the sale of short-term investments of $13.6 million offset in part by the purchase of short-term investments of $9.3 million, business acquisition costs of $0.2 million in connection with the acquisition of Meta and property and equipment purchases of $0.4 million.

Cash provided by financing activities of $0.2 million was related to proceeds from our employee stock purchase plan.

On March 21, 2003, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Silicon Valley Bank ("SVB"), pursuant to which SVB may purchase certain of our receivables on a full recourse basis for an advance amount equal to 70% (such percentage may change at SVB's discretion) of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. Upon collection of the receivable and after deducting interest charges and allowed fees SVB will remit the balance of the remaining 30% of the invoice to the Company. In connection with the Purchase Agreement, we granted to SVB a security interest in substantially all of our assets. We also issued SVB a warrant to purchase an aggregate of 100,000 shares of our common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 by the Company using the Black Scholes model. As of June 30, 2003, $97,000 was outstanding under the Purchase Agreement. The Purchase Agreement includes certain covenants with which we must comply, including but not limited to that we are required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables, pay our employee payroll and state and federal tax obligations as and when due, provide SVB with certain financial and other specified information on a periodic basis, and maintain our deposit and investment accounts with SVB. In addition, we cannot transfer or grant a security interest in our assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against us an involuntary petition for relief, or make any transfers to any of our subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to us. Certain of our wholly-owned subsidiaries were also required to execute a guaranty of all of our obligations to SVB and all such guaranties have been executed. We will be deemed to be in default under the Purchase Agreement if we fail to timely pay any amount owed; in the event of our bankruptcy or an assignment for the benefit of creditors; if we become insolvent or are generally not paying our debts as they become due or we are left with unreasonably small capital; if any involuntary lien or attachment is issued against our assets that is not discharged within 10 days; if we materially breach any of our representations or if we breach any covenant or agreement under the agreement which is not cured within three business days; if any event of default occurs under any agreement between us and SVB, any guaranty or subordination agreement executed in connection with the Purchase Agreement or any agreement between us and JDSU; or if there is a material adverse change in our business, operations or condition or a material impairment of our ability to pay our obligations under the agreement or of the value of SVB's security interest in our assets. In the event of a default under the Purchase Agreement, SVB may cease buying our receivables, Adept must repurchase upon SVB's demand any outstanding receivables and pay any obligations under the agreement, including SVB's costs. As of June 30, 2003, Adept was in compliance with the terms of the purchase agreement.

During fiscal 2003, we reduced our headcount by an additional 84 people, which we expect will result in approximately $1.5 million per quarter in cash savings as compared to the quarter ended September 30, 2002 when fully implemented in the second quarter of fiscal 2004. Finally, we are accelerating the phase-in of newer generation products that we expect will reduce the amount of inventory that Adept will need to maintain by approximately $0.5 million per quarter at the product shipment level of the quarter ended June 30, 2003.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). We have agreed to use our reasonable commercial efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of our common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. As a result, as the number of outstanding shares of common stock of Adept increases, including as the result of the exercise or conversion of options, warrants or convertible notes and as the number of shares held by the preferred stockholder decreases, the number of shares into which the Preferred Stock may be convertible proportionately increases. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

We have the right, but not the obligation, to redeem shares of the Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years. If we redeem shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250.00 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such changes may be outside of management's control and would trigger payment of the Preferred Stock liquidation preference, the Preferred Stock is classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, we were obligated to work with JDS Uniphase's internal automation organization, referred to as Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, we were obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and termination of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. JDS Uniphase waived this right in connection with our receivables purchase facility with Silicon Valley Bank and the convertible note issued to the landlord of our Livermore, California facilities. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock.

Pursuant to the terms of the CHAD acquisition agreement, we paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and the funds held in escrow to secure the promissory note were released to Adept. The second anniversary promissory note was paid in full in February 2003.

In addition, the acquisition agreement provides for Adept to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, which are contingent on the continued employment of such employees. As of June 30, 2003, 57,000 shares were issued and $167,000 in cash was paid to certain specified employees of CHAD. At June 30, 2003, $65,000 in contingent cash and no contingent shares remain to be paid by October 9, 2004, contingent on the continued employment of certain specified employees. This acquisition was accounted for under the purchase method of accounting.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which is expected to significantly reduce our quarterly lease expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to 1 year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our

Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. In connection with the lease restructuring, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0% payable at our option in shares of our common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. This liability was recorded as long term
Subordinated Convertible Note in the accompanying balance sheet with the corresponding reduction to accrued unpaid rent on Livermore facilities and additional restructuring charges for the excess of the note amount over accrued unpaid rent on Livermore facilities. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay its obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

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

Upon the closing of the acquisition transaction with Meta, we acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held by one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration.

Under the terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept's stock for the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock were placed into escrow for one year from the completion of the acquisition pending certain contingencies under the terms of the acquisition agreement. The escrow shares were released in full to the former Meta stockholders. Additionally, Adept agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of June 30, 2003 we have not incurred any expenses related to the discounts and royalties. In connection with the acquisition, we assumed a $500,000 line of credit with Meta's lender, Paragon Commercial Bank bearing interest at 1% plus the prime rate announced from time to time by the Wall Street Journal. In March 2003, we terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit to reduce interest expense associated with the line of credit. Additionally, we entered into a loan agreement for up to $800,000 with a former shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. In March 2003, Adept and the former shareholder terminated the $800,000 loan agreement, and we cancelled the 100,000 shares previously issued. No amounts were ever borrowed under the loan agreement.

New Accounting Pronouncements

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, a commitment to an exit plan or a plan of disposal expresses only our intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial position or results of operations.

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

In  December  2002,  the FASB  issued  SFAS  148,  "Accounting  for  Stock-Based
Compensation - Transition and Disclosure," which is effective for fiscal years ending after December 15, 2002. SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effect of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The transition methods of SFAS 148 are effective for Adept's June 30, 2003 Form 10-K. Adept continues to use the intrinsic value method of accounting for stock-based compensation. As a result, the transition provisions will not have an effect on our consolidated financial statements. We have adopted the disclosure requirements of SFAS 148 (See Note 1).

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our financial condition and results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

We have limited cash resources, and our recurring operating losses, negative cash flow and debt obligations could exhaust these cash resources. We are attempting to raise additional capital, but we may not be able to obtain adequate funds to continue our operations in the future.

We have experienced declining revenues and incurred operating losses in each of the last three fiscal years. At June 30, 2003, we had a net capital deficiency of $11.6 million. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. During the fourth quarter of fiscal 2003, we reduced our headcount by an additional 7% of our total employees, which we expect to fully implement by the second quarter of fiscal 2004. These adjustments to our operations have significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results. In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer term source of capital and generally improve its balance sheet and financial stability.

As of June 30, 2003, we had working capital of approximately $7.2 million, including $3.2 million in cash and cash equivalents. We are in a very precarious cash position, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of June 30, 2003, we had an aggregate cash balance of $3.3 million, and a short term receivables financing credit facility of $1.75 million net, of which $90 thousand was outstanding and $1.7 remained available under this facility. We currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement to meet our operating requirements. We expect our cash ending balance to be approximately $1.8 million as of September 30, 2003. The decrease in our expected cash balance from June 30, 2003 is primarily due to increases in prepaid expenses related to insurance premiums, and an expected loss on operations for the first quarter of fiscal 2004. Recently, we have managed to finance our operating losses by converting non-cash working capital items such as accounts receivable and inventory, to cash, and consequently, these working capital components have been significantly reduced over the last several quarters. If we continue to generate a loss on operations, it will become increasingly difficult to rely on funding these losses by liquidating working capital. Our ability to sustain operations through fiscal 2004 is predicated upon certain critical assumptions, including
(i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we are able to favorably settle pending litigation related to our San Jose lease, including both the aggregate amount and the timing of any settlement payments, (iv) that we will not incur additional unplanned capital expenditures in fiscal 2004, (v) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (vi) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(vii) that we will not incur unexpected significant cash outlays during any quarter. In addition, a significant portion of or shipments and therefore invoicing occurs during the final month of each quarter, this causes our collections to be uneven and places constraints on our ability to manage cash flows during the subsequent quarter. As a result, if our assumptions are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner during the next twelve months.


We are currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. We have recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the fourth quarter of fiscal 2003 and our expectations for cash usage for the first two quarters of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. If we receive a material adverse judgment in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if we do not receive an adverse judgment in the San Jose lease litigation, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all and we are unable to achieve our projected revenues or if operating expenses exceed current estimates, we will be forced to curtail our operations and we may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities, execute our business plan or otherwise respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

The consolidated financial statements accompanying this Annual Report on Form 10-K have been prepared assuming that Adept will continue as a going concern. However, the accompanying Independent Auditors' Report states that we have incurred recurring operating losses, have a net capital deficiency and have experienced a declining cash balance which have adversely affected our liquidity and that these conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We cannot predict with any degree of certainty when, or if, such operating and net losses will cease and we will begin to realize operating and net profits. We cannot assure you that we will be able to raise additional financing to meet our cash and operational needs or reduce our operating expenses or increase revenues significantly to address our operating cash needs.

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

Our past revenues and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and we expect this to continue in the future. The factors that may contribute to these fluctuations include:

      o our ability to obtain additional liquidity, including sources of financing;
      o     the  results  of our  litigation  concerning  one of our  facilities leases;
      o the likelihood that our primary suppliers would begin requesting cash in advance or at minimum be reluctant to continue with existing terms where those terms extend beyond customary industry averages if our financial condition further deteriorates;
      o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;
      o reductions in demand due to customer concerns over our financial situation and perceived future viability as a supplier;
      o changes or reductions in demand in the communications, semiconductor, and electronics industries and other markets we serve;
      o     timing of our revenue receipts and our required disbursements;
      o a change in market acceptance of our products or a shift in demand for our products;
      o     new product introductions by us or by our competitors;
      o changes in product mix and pricing by us, our suppliers or our competitors;
      o pricing and related availability of components and raw materials for our products;
      o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;
      o our failure to anticipate the changing product requirements of our customers;
      o     changes in the mix of sales by distribution channels;
      o     exchange rate fluctuations;
      o     extraordinary events such as litigation or acquisitions;
      o decline or slower than expected growth in those industries requiring precision assembly automation; and
      o slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Our gross margins may vary greatly depending on the mix of sales of lower margin hardware products, particularly mechanical subsystems purchased from third party vendors, volume variances driven by substantially lower production volumes, and higher margin software products.

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the first quarter of fiscal 2000 and each of the last three fiscal years were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we experienced significantly reduced demand during fiscal 2002 and 2003 in our base industries, especially the electronics and semiconductor industries, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We expect this downturn to adversely affect our business for an indefinite time and cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industries will occur.

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

Intelligent automation systems using our products can range in price from $8,500 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. Evidencing the weakness in the industry, our supply and development agreement with JDS Uniphase was terminated largely as a result of the termination of JDS Uniphase's Optical Process Automation operations. We are currently experiencing reduced demand in most of the industries we serve including the electronics and semiconductor industries and expect this reduced demand to adversely affect our revenues for an indefinite period. During fiscal 2001, 2002 and 2003, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

Backlog should not be relied on as a measure of anticipated demand for our products or future revenues, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenues in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002 and fiscal 2003, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

We began to sell to customers our new distributed controls architecture based on IEEE 1394 FireWire technology in fiscal 2002. IEEE 1394 is a standard defining a high speed multimedia connection protocol that enables simple, low cost, high-bandwidth, real-time data interfacing between computers and intelligent devices. We are devoting, and expect to devote in the future significant financial, engineering and management resources to expand our development, marketing and sales of these products. Commercial success of these products depends upon our ability to, among other things:

      o accurately determine the features and functionality that our controls customers require or prefer;
      o successfully design and implement intelligent automation solutions that include these features and functionality, including integrating this architecture with a variety of robots manufactured by other companies;
      o enter into agreements with system integrators, manufacturers and distributors; and
      o     achieve market acceptance for our design and approach.

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

Some of our solution products require us to commit contractually to a firm price which makes us vulnerable to cost overruns.

We contractually commit to a firm price over a number of units for certain of our solutions products, including the products that we have added as a result of our acquisitions. Our ability to achieve a reasonably accurate estimate of the costs of these products will have a direct impact on the profit we obtain from these products. If the costs we incur in completing a customer order for these products exceed our expectations, we generally cannot pass those costs on to our customer.

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

We may not be able to effectively implement our restructuring activities, may need to implement further restructuring activities and our restructuring may negatively impact our business.

The intelligent automation industry is highly competitive and currently experiencing reduced demand. We have responded to increased competition and changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and its businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce will not harm our business operations and prospects. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities, make additions or other changes to our management. or reductions in workforce based on changes in the markets and industry in which we compete. We cannot assure you that any future restructuring efforts will be successful.

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

We depend on Flash Corporation for the supply of our circuit boards, Wilco Corporation for the supply of our cables, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. We do not have contracts with certain of these suppliers. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future. In addition, some of our suppliers currently require accelerated payment terms. Should our financial condition deteriorate further, it is highly likely that additional primary suppliers may request cash in advance or at a minimum be reluctant to continue with existing terms where those terms extend beyond customary industry averages.

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

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. In October 2001, we acquired CHAD Industries, Inc., and in the first quarter of fiscal
2003, we acquired control of Meta Control Technologies, Inc. We expect that acquisitions of complementary companies, businesses, products and technologies in the future may play an important role in our ability to expand our operations and increase our revenue. We continue to review acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the precision assembly industry. Our ability to make acquisitions is rendered more difficult due to our cash constraints and the decline of our common stock price, making equity consideration more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisition we have made or may make in the future could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

During fiscal 2000, we acquired Pensar, NanoMotion and BYE/Oasis. In July 2000, we acquired HexaVision. In October 2001, we acquired CHAD Industries and, in the first quarter of fiscal 2003, we acquired control of Meta Control Technologies, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make acquisitions of, or investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

International sales were $17.1 million for the fiscal year ended June 30, 2003, $31.8 million for the fiscal year ended June 30, 2002, and $36.4 million for the fiscal year ended June 30, 2001. This represented 38.2%, 55.7%, and 36.3% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

We sell standard components for products to OEMs, who deliver products to Asian markets, such as Japan, Malaysia, Korea and China.

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

The existence of any defects, errors or failures in our products could also lead to product liability claims or lawsuits against us, our channel partners or against our customers. A successful product liability claim could result in substantial cost and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations. Although we are not aware of any product liability claims to date, the sale and support of our products entail the risk of these claims.

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

Our future success depends on our continuing ability to attract, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations, and design, manufacture, market and support our products.

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

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

      o     product functionality and reliability;
      o     price;
      o     customer service;
      o delivery; including timeliness, predictability and reliability of delivery commitment dates; and
      o product features such as flexibility, programmability and ease of use.

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

We market products for the food, communications, electronics, automotive, appliance, semiconductor, and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards and technical requirements of numerous different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

We  may  not  receive  significant   revenues  from  our  current  research  and
development efforts for several years, if at all.

Internally developing intelligent automation products is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. Although our total expenditures for research and development have declined, we continue to believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant revenues from these investments, if at all.

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

Proposed regulations related to equity compensation could adversely affect our results of operation

The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to generally accepted accounting principles in the United States that, if implemented, would require us to record a charge to compensation expense for option grants. As currently permitted by SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, we do not recognized compensation cost for stock options granted at fair market value. We cannot predict whether the proposed regulations will be adopted, but if adopted these regulations would have an adverse affect on our results of operations.

Our  business  is  subject  to  the  risk  of  earthquakes   and  other  natural
catastrophic events.

Our corporate headquarters and principal offices, including certain of our research and development operations and distribution facilities, are located in the San Francisco Bay area of Northern California, which is a region known to experience seismic activity, flood plains and other natural phenomenon not within our control. If significant seismic activity or other natural catastrophes affecting this region were to occur, our operations may be interrupted, which would adversely impact our business and results of operations.

Acts of war or terrorism could adversely and materially affect our business.

Terrorist acts or military engagement anywhere in the world could cause damage or disruption to us, our customers, OEMs, distributors or suppliers, or could create political or economic instability, any of which could adversely effect our business, financial condition or results of operations. Furthermore, we are uninsured for losses or interruptions caused by acts of war or terrorism.

Risks Related to our Stock

Our common stock has been delisted from the Nasdaq Stock Market and trades on the OTC Bulletin Board. The delisting of our common stock may negatively impact the trading activity and price of our common stock and could make it more difficult for us to generate additional financing.

During fiscal 2003, we received notification from Nasdaq indicating that our securities were subject to delisting from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market and denying our application to transfer the listing of our securities to the Nasdaq SmallCap Market. Our appeal of the delisting was denied after a hearing of the matter and our stock was delisted effective April 15, 2003. The Nasdaq Listing Qualifications Panel based its decision on our inability to meet the requirements for continued listing on Nasdaq. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003. The OTC Bulletin Board is generally considered less liquid and efficient than Nasdaq, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions could be delayed and securities analysts' and news media coverage of Adept will likely diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding or otherwise use our equity as consideration for an acquisition or other corporate opportunity. The delisting could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and the availability of fewer business development, other strategic opportunities and additional cost of compensating our employees using cash and equity compensation.

Our existing outstanding preferred stock, as well as the ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

We have issued 100,000 shares of our convertible preferred stock for consideration of $25.0 million with a liquidation preference of $25.0 million that may be triggered by events such as a change of control of our common stock or liquidation. The preferred stock may be converted into shares of Adept's common stock at the per share rate equal to the initial preferred price, $250, divided by the lower of $8.18 or 75% of the price of Adept's stock on the conversion date, provided that the denominator in such conversion rate will not be lower than $4.09 for the Series B preferred stock and $2.05 for the Series A preferred stock, other than for certain liquidity events not approved by the Board of Directors. The preferred stock shall not be convertible into 20% or more of the outstanding voting securities of Adept and no holder of preferred stock may convert shares of preferred stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. As a result, as the number of outstanding shares of Adept increases (including upon exercise of options, warrants or conversion of convertible notes), the number of shares into which the preferred stock may be convertible proportionately increases or the preferred stockholder reduces the shares of voting stock it owns. Shares not permitted to be converted remain outstanding and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. The liquidation preference of the preferred stock or the ability of a preferred shareholder to convert shares of preferred stock into common stock may affect the price an acquirer or investor is willing to pay for our common stock and the trading price of our common stock.

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by Adept's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of Adept without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. During fiscal 2003, our stock price ranged from a low of $0.14 to a high of $2.50. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

      o the business environment, including the operating results and stock prices of companies in the industries we serve;
      o     our liquidity needs and constraints;
      o the delisting of our common stock from the Nasdaq Stock Market and trading on the OTC Bulletin Board;
      o     fluctuations in operating results;
      o     future  announcements   concerning  our  business  or  that  of  our
            competitors or customers;
      o the introduction of new products or changes in product pricing policies by us or our competitors;
      o     litigation regarding proprietary rights or other matters;
      o     change in analysts' earnings estimates;
      o     developments in the financial markets;
      o     general conditions in the intelligent automation industry; and
      o     perceived  dilution  from  stock  issuances  for  acquisitions,  our
            convertible   preferred  stock  and   convertible   note  and  other
            transactions.

Furthermore, stock prices for many companies, and high technology companies in particular, fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions, terrorist or other military actions, or international currency fluctuations, as well as public perception of equity values of publicly-traded companies may adversely affect the market price of our common stock.

We may be subject to securities class action litigation if our stock price remains volatile, which could result in substantial costs, distract management and damage our reputation.

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

                                                 Fiscal            Fair
                    (in thousands)                2003             Value
                    --------------                ----             -----
        Cash equivalents
         Fixed rate........................   $       3,234    $       3,234
         Average rate......................           0.03%

            Total Investment Securities....   $       3,234    $       3,234
                                              -------------    -------------
         Average rate......................           0.03%

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

In the past, we have previously used a foreign currency-hedging program to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. We entered into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the fiscal year ended June 30, 2003, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Adept's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the section captioned "Election of Directors" contained in our Proxy Statement related to the 2003 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Proxy Statement.

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

(a)(2) Financial Statement Schedules

The following financial statement schedule is included herein:
Schedule II - Valuation and Qualifying Accounts. Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

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

            3.3 Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002) (the "2003 Second Quarter 10-Q")).

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

            4.1         Form of Stock Certificate  (incorporated by reference to
                        Exhibit 4.2 to the 1995 Form S-1).

            4.2 Securities Purchase and Investor Rights Agreement, dated October 22, 2001, between the Registrant and JDS Uniphase Corporation (incorporated by reference to
                        Exhibit 4.1 to the Registrant's 2002 First Quarter 10-Q). 4.3 10.1 * 1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

            10.1* 1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

            10.2* 1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended September 28, 2002).

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

            10.10 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.3 to the 2000 Form 10-K).

            10.11 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.24 to the 2000 Form 10-K).

            10.12 Lease Agreement dated May 19, 2000 between NanoMotion Inc. and United Insurance Co. of America for premises located at Santa Barbara, California (incorporated by reference to Exhibit 10.10.6 to the 2000 Form 10-K).

            10.13** Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

            10.14** Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the 2000 Form 10-K/A).

            10.15 Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

            10.16 Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).

            10.17 Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.4 to the 2001 First Quarter Form 10-Q).

            10.18** Supply, Development and License Agreement dated October 22, 2002, between the Registrant and JDS Uniphase Corporation (incorporated by reference to Exhibit 10.1 to the 2002 First Quarter 10-Q).

            10.19*      2001 Stock  Option Plan  (incorporated  by  reference to
                        Exhibit 74.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 11, 2001 (No. 333-71374).

            10.20 Letter Agreement and Note effective as of November 30, 2002 between the Registrant and JDS Uniphase Corporation (incorporated by reference to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on January 22, 2003).

            10.21 Amended Second Anniversary Note Agreement effective as of December 13, 2002 between the Registrant and the Holcomb Family Trust (incorporated by reference to
                        Exhibit 10.2 to the 2003 Second Quarter 10-Q).

            10.22 Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (the "2003 Third Quarter 10-Q")).

            10.23 Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

            10.24 Warrant to Purchase Stock dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

            10.25 Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

            10.26 Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC.

            21.1        Subsidiaries of the Registrant.

            23.1        Consent of Independent Auditors.

            24.1        Power  of  Attorney  (See  Signature  Page to this  Form
                        10-K).

            31.1 Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Management contract or compensatory plan or arrangement.
** Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.
+     Schedules have been omitted and will be provided to the SEC upon request.

(b) Reports on Form 8-K.

On April 14, 2003, a Form 8-K was filed by Adept announcing that, on April 11, 2003, it received a notice from Nasdaq indicating that its securities would be delisted from The Nasdaq Stock Market as of the open of business on Tuesday, April 15, 2003.

On April 23, 2003, a Form 8-K was filed by Adept announcing its financial results for its third fiscal quarter ended March 29, 2003.

On August 6, 2003, a Form 8-K was filed by Adept announcing that it had restructured its lease obligations with the landlord of its Livermore, California facilities and announcing its financial results for its fourth quarter ended June 30, 2003.

(c) Exhibits. See Item 15(a)(3) above.

(d) Financial Statement Schedules. See Item 15(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ADEPT TECHNOLOGY, INC.

                                    By: /s/ Michael W. Overby
                                        --------------------------------------
                                        Michael W. Overby
                                        Vice President, Finance and
                                        Chief Financial Officer

                                    By: /s/ Brian R. Carlisle
                                        --------------------------------------
                                        Brian R. Carlisle
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer

Date: September 29, 2003

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian R. Carlisle and Michael W. Overby and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                Title                                 Date
           ---------                                -----                                 ----
     /s/ Brian R. Carlisle       Chairman of the Board of Directors and Chief       September 29, 2003
     ---------------------       Executive Officer (Principal Executive Officer)
      (Brian R. Carlisle)

     /s/ Michael W. Overby       Vice President, Finance and Chief Financial        September 29, 2003
     ---------------------
      (Michael W. Overby)        Officer (Principal Financial and Accounting
                                 Officer)

     /s/ Bruce E. Shimano        Vice President, Research and Development,          September 29, 2003
     --------------------        Secretary and Director
      (Bruce E. Shimano)

     /s/ Ronald E. F. Codd       Director                                           September 29, 2003
     ---------------------
      (Ronald E. F. Codd)

     /s/ Michael P. Kelly        Director                                           September 29, 2003
     --------------------
      (Michael P. Kelly)

       /s/ Cary R. Mock          Director                                           September 29, 2003
       ----------------
        (Cary R. Mock)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             ADEPT TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors..........................  62

Consolidated Balance Sheets at June 30, 2003 and June 30, 2002..............  63

Consolidated Statements of Operations for each of the three years in the period ended June 30, 2003..........................................  64

Consolidated Statements of Cash Flows for each of the three years in the period ended June 30, 2003..........................................  65

Consolidated Statements of Shareholders' Equity (Deficit) for each of the three years in the period ended June 30, 2003..........................  66

Notes to Consolidated Financial Statements..................................  67

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
Adept Technology, Inc.

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Adept Technology, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has a net capital deficiency and has experienced declining cash balances. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As described in Note 4, the Company has changed on July 1, 2001 its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

                                                  /s/ Ernst & Young LLP

San Jose, California
August 4, 2003

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         June 30,          June 30,
                                                                                                           2003              2002
                                                                                                           ----              ----
ASSETS                                                                                                         (in thousands)
Current assets:
     Cash and cash equivalents .................................................................        $   3,234         $  17,375
     Short-term investments ....................................................................               --             4,306
     Accounts receivable, less allowance for doubtful accounts of $1,124 in
          2003 and $832 in 2002 ................................................................           10,948            12,500
     Inventories ...............................................................................            7,122            11,189
     Deferred tax assets and other current assets ..............................................              717               854
                                                                                                        ---------         ---------
         Total current assets ..................................................................           22,021            46,224

Property and equipment at cost .................................................................           11,751            12,688
Less accumulated depreciation and amortization .................................................            8,591             6,965
                                                                                                        ---------         ---------
Property and equipment, net ....................................................................            3,160             5,723
Goodwill .......................................................................................            7,671             6,889
Other intangibles, net .........................................................................            1,176             1,124
Other assets ...................................................................................            1,753             2,534
                                                                                                        ---------         ---------
         Total assets ..........................................................................        $  35,781         $  62,494
                                                                                                        =========         =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable ..........................................................................        $   6,094         $   6,561
     Accrued payroll and related expenses ......................................................            1,535             2,463
     Accrued warranty ..........................................................................            1,833             1,566
     Deferred revenue ..........................................................................            1,145               637
     Accrued restructuring charges .............................................................            3,122             1,909
     Accrued liabilities related to business acquisitions ......................................              135             2,730
     Short term debt ...........................................................................               97                --
     Other accrued liabilities .................................................................              879             1,368
                                                                                                        ---------         ---------
         Total current liabilities .............................................................           14,840            17,234

Long term liabilities:
     Restructuring charges .....................................................................              383             1,450
     Subordinated convertible note .............................................................            3,007                --
     Other long-term liabilities ...............................................................            4,134             2,906

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  June 30, 2003 and 2002
  (liquidation preference  - $25,000) ..........................................................           25,000            25,000

Shareholders' equity (deficit):
 Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding ...............................................................................               --                --
 Common stock, no par value:  70,000 shares authorized, 15,392 shares issued
    and outstanding in 2003, and 14,051 shares in 2002 .........................................          108,869           107,384
 Accumulated deficit ...........................................................................         (120,452)          (91,480)
                                                                                                        ---------         ---------
         Total shareholders' equity (deficit) ..................................................          (11,583)           15,904
                                                                                                        ---------         ---------
         Total liabilities, redeemable convertible preferred stock and
shareholders'  equity (deficit) ................................................................        $  35,781         $  62,494
                                                                                                        =========         =========

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year Ended June 30,
                                                                                                  -------------------
                                                                                        2003              2002               2001
                                                                                      ---------         ---------         ---------
                                                                                         (in thousands, except per share data)
Net revenues .................................................................        $  44,816         $  57,039         $ 100,313
Cost of revenues .............................................................           34,076            37,868            65,303
                                                                                      ---------         ---------         ---------
Gross margin .................................................................           10,740            19,171            35,010
Operating expenses:
      Research, development and engineering ..................................           11,719            20,398            22,727
      Selling, general and administrative ....................................           22,001            28,994            36,002
      Restructuring charges ..................................................            5,324            17,659                --
      Amortization of goodwill and other intangibles .........................              728               725             6,818
      Impairment of goodwill .................................................               --             6,608                --
      Gain on sale of assets .................................................               --            (1,566)               --
                                                                                      ---------         ---------         ---------
Total operating expenses .....................................................           39,772            72,818            65,547
                                                                                      ---------         ---------         ---------

Operating loss ...............................................................          (29,032)          (53,647)          (30,537)

Interest income ..............................................................              284               441               745
Interest expense .............................................................              193                 3                12
                                                                                      ---------         ---------         ---------

Loss before income taxes and cumulative effect of change in
  accounting principle .......................................................          (28,941)          (53,209)          (29,804)
Provision for (benefit from) income taxes ....................................               31            (3,358)            5,396
                                                                                      ---------         ---------         ---------
Loss before cumulative effect of change in accounting principle ..............          (28,972)          (49,851)          (35,200)
Cumulative effect of change in accounting principle ..........................               --            (9,973)               --
                                                                                      ---------         ---------         ---------
Net loss .....................................................................        $ (28,972)        $ (59,824)        $ (35,200)
                                                                                      =========         =========         =========

Basic and diluted net loss per share:

      Before cumulative effect of change in accounting principle .............        $   (1.94)        $   (3.64)        $   (3.02)
      Cumulative effect of change in accounting principle ....................               --             (0.73)               --
                                                                                      ---------         ---------         ---------
      After cumulative effect of change in accounting principle ..............        $   (1.94)        $   (4.37)        $   (3.02)
                                                                                      =========         =========         =========

Number of shares used in computing per share amounts:

      Basic ..................................................................           14,955            13,691            11,637
                                                                                      =========         =========         =========
      Diluted ................................................................           14,955            13,691            11,637
                                                                                      =========         =========         =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Year Ended June 30,
                                                                                                      -------------------
                                                                                                        (in thousands)
                                                                                               2003           2002           2001
                                                                                             --------       --------       --------
Operating activities
 Net loss .............................................................................      $(28,972)      $(59,824)      $(35,200)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Cumulative effect of change in accounting principle ...............................            --          9,973             --
    Depreciation ......................................................................         2,772          3,011          3,646
    Amortization of intangibles .......................................................           728            725          6,818
    Non-cash  interest expense ........................................................            20             --             --
    Asset impairment charges ..........................................................           318          9,167             --
    Goodwill impairment ...............................................................            --          6,608             --
    Provision for inventory ...........................................................         1,541             --          4,839
    Deferred income taxes .............................................................            18            134          4,971
Loss on disposal of property and equipment ............................................            16            461             37
    Gain on sale of assets ............................................................            --         (1,566)            --
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable ............................................................         1,566          9,384          4,358
       Inventories ....................................................................         2,591          3,469         (7,436)
       Prepaid expenses and other current assets ......................................           124          1,247            303
       Other assets ...................................................................           781          1,986         (1,024)
       Accounts payable ...............................................................          (602)        (4,114)        (1,207)
       Other accrued liabilities ......................................................        (3,358)        (2,058)           (12)
       Accrued restructuring charges ..................................................           146          3,359             --
       Subordinated Convertible Note ..................................................         3,007             --             --
       Other long term liabilities ....................................................         1,228           (147)           589
                                                                                             --------       --------       --------
    Net cash used in operating activities .............................................       (18,076)       (18,185)       (19,318)
                                                                                             --------       --------       --------

Investing activities
    Business acquisitions .............................................................          (198)        (8,365)        (7,050)
    Purchase of property and equipment ................................................          (371)        (1,475)        (8,523)
    Proceeds from sale of assets ......................................................            --          1,729             --
    Purchases of short-term available-for-sale investments ............................        (9,275)       (35,906)       (36,500)
    Sales of short-term available-for-sale investments ................................        13,581         34,400         40,650
                                                                                             --------       --------       --------
    Net cash (used in) provided by investing activities ...............................         3,737         (9,617)       (11,423)
                                                                                             --------       --------       --------

Financing activities
    Proceeds from issuance of redeemable convertible preferred stock ..................            --         25,000             --
    Proceeds from issuance of common stock, net .......................................            --             --         32,424
    Proceeds from employee stock incentive program and employee
       stock purchase plan, net of repurchases and cancellations ......................           198          1,477          3,530
                                                                                             --------       --------       --------
    Net cash provided by financing activities .........................................           198         26,477         35,954
                                                                                             --------       --------       --------
Increase (decrease) in cash and cash equivalents ......................................       (14,141)        (1,325)         5,213
Cash and cash equivalents, beginning of period ........................................        17,375         18,700         13,487
                                                                                             --------       --------       --------
Cash and cash equivalents, end of period ..............................................      $  3,234       $ 17,375       $ 18,700
                                                                                             ========       ========       ========

Supplemental disclosure of non-cash activities:

Issuance of common stock pursuant to terms of Meta acquisition agreement ..............      $    825       $     --       $     --
Issuance of common stock pursuant to terms of HexaVision
 acquisition agreement ................................................................      $     --       $  1,213       $     --
Issuance of common stock pursuant to terms of CHAD acquisition agreement ..............      $    442       $  1,556       $     --
Cash paid during the period for:
 Interest .............................................................................      $    133       $      5       $     12
 Taxes paid (refunded) ................................................................      $     (7)      $ (2,903)      $   (264)

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                      Retained             Total
                                                                          Common Stock                Earnings/        Shareholders'
                                                                     ------------------------       (Accumulated          Equity
                                                                     Shares          Amount            Deficit)          (Deficit)
                                                                     ------         ---------         ---------          ---------
                                                                              (in thousands)
Balance at June 30, 2000 .................................           10,677         $  67,184         $   3,544          $  70,728

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..................................              488             3,530                --              3,530
       Common stock issued in conjunction with
          follow-on offering (less issuance
          costs of $1,056) ...............................            2,000            32,424                --             32,424
       Net loss and comprehensive loss ...................               --                --           (35,200)           (35,200)
                                                                  ---------         ---------         ---------          ---------

  Balance at June 30, 2001 ...............................           13,165         $ 103,138         $ (31,656)         $  71,482

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..................................              555             1,477                --              1,477
       Common stock issued in connection with
          acquisitions ...................................              331             2,769                --              2,769
       Net loss and comprehensive loss ...................               --                --           (59,824)           (59,824)
                                                                  ---------         ---------         ---------          ---------

  Balance at June 30, 2002 ...............................           14,051         $ 107,384         $ (91,480)         $  15,904

       Common stock issued under employee stock
          incentive program and employee stock
          purchase plan ..................................              554               198                --                198
       Common stock issued in connection with
          acquisitions ...................................              787             1,267                --              1,267
       Warrants issued in connection with
          financing arrangement ..........................               --                20                --                 20
       Net loss and comprehensive loss ...................               --                --           (28,972)           (28,972)
                                                                  ---------         ---------         ---------          ---------

  Balance at June 30, 2003 ...............................           15,392         $ 108,869         $(120,452)         $ (11,583)
                                                                  =========         =========         =========          =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. ("Adept" or the "Company") was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells factory automation components and systems for the food, communications, automotive, appliance, semiconductor and life sciences industries throughout the world.

The Company has experienced declining revenues and incurred operating losses in each of the last three fiscal years. During this period, the Company has also consumed significant cash and other financial resources, and presently has minimal liquidity. The Company had a net capital deficiency of $11.6 million. During this period, the Company has also consumed significant cash and other financial resources, and presently has minimal liquidity. In response to these conditions, the Company reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. During the fourth quarter of fiscal 2003, the Company reduced its headcount by an additional 7% of its total employees, which it expects to fully implement in the second quarter of fiscal 2004. These adjustments to its operations have also significantly reduced its cash consumption. Finally, the Company is accelerating the phase-in of newer generation products that it expects will reduce the amount of inventory that Adept will need to maintain. In addition, the Company is seeking various debt and equity financing alternatives to improve its near term liquidity, and continues to pursue additional outside sources of financing to address future working capital requirements.

As of June 30, 2003, the Company had working capital of approximately $7.2 million, including $3.2 million in cash and cash equivalents. The Company is currently litigating with the landlord of its San Jose facility regarding its lease obligations for that facility. The Company has vacated and no longer pays rent on this facility. The Company has recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, it has not reserved the cash associated with such unpaid rent expenses. The Company's cash usage for the fourth quarter of fiscal 2003 and its expectations for cash usage for the first two quarters of fiscal 2004 are significantly impacted by its nonpayment of rent for this facility. If the Company receives a material adverse judgment in the San Jose lease litigation and does not have control of the timing of the payments of any such judgment, it may not have sufficient cash to meet its obligations and therefore, it may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if the Company does not receive an adverse judgment in the San Jose lease litigation, if the results of its search for additional outside sources of financing is unsuccessful, or if adequate funds are not available on acceptable terms or at all and the Company is unable to achieve its projected revenues or if operating expenses exceed current estimates, the Company will be forced to curtail its operations and the Company may not be able to take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement its existing product offerings or enhance its technical capabilities, execute its business plan or otherwise respond to competitive pressures or unanticipated requirements. Even if the Company complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

The consolidated financial statements have been prepared assuming that Adept will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2003 and 2002 and for each of the three years in the period ended June 30, 2003; include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation.

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

Foreign Currency Translation

The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $26,000, $191,000 and ($119,000) in 2003, 2002 and 2001, respectively. Foreign currency transaction gains (losses) were $495,000, ($786,000) and ($326,000) in 2003, 2002 and 2001,
respectively. Foreign currency transaction and translation gains (losses) are recorded as a component of selling, general and administrative expenses in the accompanying statement of operations.

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

At June 30, 2002, all of the Company's investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. The Company has no short-term investments at June 30, 2003. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method.

                                                             June 30,
                                                             --------
                                                         2003         2002
                                                         ----         ----
                                                          (in thousands)
       Cash and cash equivalents
          Cash................................        $   3,196    $   6,709
          Money market funds..................               38       10,666
                                                      ---------    ---------
       Cash and cash equivalents..............        $   3,234    $  17,375
                                                      =========    =========

       Short-term investments
            Certificates of deposit...........        $      --    $       6
            Auction rate securities...........               --        4,300
                                                      ---------    ---------
       Short-term investments.................        $      --    $   4,306
                                                      =========    =========

Realized  gains or losses,  interest,  and  dividends  are  included in interest
income.   Realized  and  unrealized  gains  or  losses  from  available-for-sale securities were not material in 2003, 2002 or 2001.

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The estimated fair value of the Company's short- and long-term debt approximated its carrying value. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Comprehensive Income

For the three-year period ended June 30, 2003, there were no significant differences between the Company's comprehensive loss and its net loss.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

                                                                 June 30,
                                                                 --------
                                                             2003        2002
                                                             ----        ----
                                                              (in thousands)
        Raw materials................................     $   2,422   $   4,952
        Work-in-process..............................         1,858       3,049
        Finished goods...............................         2,842       3,188
                                                          ---------   ---------
                                                          $   7,122   $  11,189
                                                          =========   =========
Warranties

The Company offers a two year parts and one year labor limited warranty for all of its products. The specific terms and conditions of those warranties are set forth in the Company's "Terms and Conditions of Sale", which is published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability during fiscal 2003 are as follows:

                                                        (in thousands)
        Balance at June 30, 2002                        $        1,566
        Warranties issued                                        1,583
        Additional warranty provision                              246
        Warranty claims                                         (1,252)
        Changes in liability for pre-existing
          warranties including expirations                        (310)
                                                        --------------
        Balance at June 30, 2003                        $        1,833

Accounts Receivable and Allowance for Doubtful Accounts

The Company manufactures and sells its products to system integrators, end users and original equipment manufacturers, or OEMs, in diversified industries. The Company performs ongoing credit evaluations of its customers and does not require collateral. However, the Company may require customers to make payments in advance of shipment or to provide a letter of credit.

Adept maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and such losses have been within management's expectations. Adept assesses the customer's ability to pay based on a number of factors, including its past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in Company's customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. Adept does not generally request collateral from its customers. If the financial condition of the customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts charged to bad debt expense were $367,000, $319,000 and $214,000 in 2003, 2002, and 2001,
respectively.

Loans to Employees

Loans to employees, which consist of amounts advanced to non-officer employees of the Company in connection with employee relocation and retention, are summarized as follows:

                                                          June 30,
                                                          --------
                                                       2003       2002
                                                       ----       ----
                                                       (in thousands)
       Short-term loans to employees............     $    25     $    25
       Long-term loans to employees.............         122         162
                                                     -------     -------
                                                     $   147     $   187
                                                     =======     =======

Short-term loans to employees are included in other current assets. Long-term loans to employees are included in other assets.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                                June 30,
                                                                --------
                                                           2003          2002
                                                           ----          ----
                                                             (in thousands)
 Cost:
      Machinery and equipment.......................    $   3,023    $   3,042
      Computer equipment............................        5,865        5,806
      Office furniture and equipment................        2,863        3,840
                                                        ---------    ---------
                                                           11,751       12,688
      Accumulated depreciation and amortization.....        8,591        6,965
                                                        ---------    ---------
      Net property and equipment....................    $   3,160    $   5,723
                                                        =========    =========

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

      Purchased technology                        2-4 years
      Non-compete agreements                        4 years
      Goodwill                                    2-4 years

Effective July 1, 2001, goodwill is no longer amortized but rather is subject to annual impairment tests.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Revenue Recognition

The Company recognizes product revenue in accordance with Staff Accounting Bulletin No. 101, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after the Company's normal payment terms, which are 30 to 90 days from the invoice date, the Company accounts for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, the Company recognizes revenue as the invoice becomes due. In Japan, the Company sells its products through a reseller, and has separate agreements with this reseller for each of Adept's product lines that it sells. For all RDA Real-Time Control and RDA Mechanical Components with this reseller, the Company has a pass-through arrangement, such that under this arrangement, the Company defers 100% of the revenue upon shipment and the reseller is not obligated to remit payment to the Company until they receive payment from the end user. When all other aspects of SAB 101 have been satisfied, the Company recognizes revenue upon payment from the end user. For all other product lines, no pass through arrangement exists. For these products the Company follows its normal revenue recognition policies.

The Company recognizes software revenue, primarily related to its simulation software products, in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales, and there are no customizations that would cause a substantial acceptance risk. For software that is installed and integrated by Adept, revenue is recognized upon customer signoff of a final product acceptance form.

Service revenue includes training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. Deferred revenue primarily relates to items deferred under SAB 101.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company places its cash equivalents and short-term investments with high credit-quality financial institutions. The Company invests its excess cash in commercial paper, readily marketable debt instruments and collateralized funds of U.S., state and municipal government entities. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheets in excess of insured limits.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company has in the past offset research, development and engineering expenses by the third party funding as the Company retains the rights to any technology that is developed. The Company did not receive any third party funding in fiscal 2003 or fiscal 2002. Third party funding in fiscal 2001 was $49,000. The Company is not presently a party to any such research and development arrangements.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $58,000 in 2003, $161,000 in 2002, and $307,000 in 2001. The Company does not incur any direct response advertising costs.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and "Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure," Adept applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, the Company does not recognize compensation cost for stock options granted at fair market value. Note 9 of the Notes to the Consolidated Financial Statements describes the plans operated by Adept.

If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net loss, and net loss per share would be as follows:

                                                                                June 30th
                                                            -------------------------------------------------
                                                                2003               2002              2001
                                                                ----               ----              ----
                                                                               (In thousands)
 Net loss, as reported..............................        $  (28,972)        $   (59,824)      $   (35,200)
 Deduct:  Total stock based employee compensation
    expense determined under fair value based method
    for all awards, net of related tax effects.......           (2,379)             (7,372)           (7,965)
                                                            -----------         -----------      -----------
 Pro forma net loss..................................       $  (31,351)        $   (67,196)      $   (43,165)
                                                            ===========         ===========      ===========

 Basic and diluted loss per common share:
    As reported......................................       $    (1.94)        $     (4.37)      $     (3.02)
                                                            ==========         ===========       ===========
    Pro forma........................................       $    (2.10)        $     (4.91)      $     (3.71)
                                                            ==========         ===========       ===========

Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995 and future years will include the impact of future stock option grants, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2003, 2002 and 2001: risk-free interest rates of 3.53% for 2003, 4.10% for 2002, and 3.83% for 2001; a dividend yield of 0% for all three years; a weighted-average expected life of 9.79 years for 2003, 7.86 years for 2002 and 8.6 years for 2001; and a volatility factor of the expected market price of the Company's common stock of 1.70 for 2003, 1.74 for 2002 and 1.54 for 2001. The weighted average grant date fair value of options was $0.14 for options granted in 2003, $3.53 in 2002 and $18.86 in 2001.

Compensation cost is estimated for the fair value of the employees' purchase rights under the ESPP using the Black-Scholes model with the following assumptions for rights granted in 2003, 2002 and 2001: a dividend yield of 0% for all three years; expected life of five months in 2003 and six months for

2002 and 2001; expected volatility of 1.70 for 2003, 2.17 for 2002 and 1.17 for 2001; and a risk-free interest rate of 4.6% for 2003, 4.6% for 2002 and 5.6% for 2001. The weighted-average fair market value of the purchase rights granted was $1.18 for rights granted in 2003, $4.38 in 2002 and $8.19 for 2001.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, " Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on its financial position or results of operations.

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

In November of 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on the Company's financial condition and results of operations.

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

In July of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, a commitment to an exit plan or a plan of disposal expresses only the Company's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position or results of operations.

Reclassifications

Certain amounts presented in the Consolidated Balance Sheets and Consolidated Statement of Cash Flows for fiscal years 2001 and 2002 have been reclassified to conform to the 2003 presentation.

2. Mergers and Acquisitions

During the three-year period ended June 30, 2003, Adept completed three acquisitions:

      o     Meta Control Technologies, Inc.,
      o     CHAD Industries Inc., and
      o     HexaVision Technologies Inc.

These acquisitions are described below.

Meta Control Technologies, Inc.

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

Upon the closing of the acquisition transaction with Meta, the Company acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of Meta. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration.

Under the terms of the Meta acquisition agreement, the Company issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of the Company's stock on the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock were placed into escrow for one year from the completion of the acquisition pending certain contingencies pursuant to the terms of the acquisition agreement. The escrow shares were released to the former Meta shareholders. Additionally, the Company agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of June 30, 2003, the Company has not incurred any expenses related to discounts and royalties. In connection with the acquisition, the Company assumed a $500,000 line of credit with Meta's lender (See Note 6). Additionally, the Company entered into a loan agreement for up to $800,000 with a former shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. In March 2003, the Company and the former shareholder terminated the $800,000 loan agreement and the Company cancelled the 100,000 shares. No amounts were ever borrowed under the loan agreement.

Adept's management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including valuations, in determining the purchase price of Meta, which was allocated to tangible assets, goodwill and developed technology. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Developed technology for the Meta acquisitions is being amortized over four years.

Below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
   Stock issued at closing.......................         $      825
   Long-term debt assumed........................                511
   Transaction costs.............................                232
                                                          ----------
     Total acquisition cost......................         $    1,568
                                                          ==========

 Purchase Price Allocation:
   Net book value of assets acquired.............         $        6
   Developed technology..........................                780
   Goodwill......................................                782
                                                          ----------
     Total.......................................         $    1,568
                                                          ==========

Pro forma results for fiscal 2002 and for the period from July 1, 2002 through August 30, 2002 (date of acquisition) have been omitted as such effects would not differ materially from the Company's actual results.

CHAD Industries Inc.

On October 9, 2001, Adept completed the acquisition of all of the outstanding shares of CHAD Industries Inc. (CHAD), now named Adept Orange Corporation, a design and manufacturing company specializing in precision assembly automation based in Orange, California. The acquisition of CHAD was a strategic step in Adept's precision assembly strategy. Adept leverages CHAD's expertise in small part feeding, precision tooling design, and the handling of odd-form components to add capacity in precision assembly automation. In addition, Adept supports CHAD's line of odd-form component assembly machines. The results of CHAD's operations have been included in Adept's consolidated financial statements since October 9, 2001.

Under terms of the acquisition agreement, the purchase price of $10.1 million includes an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept's stock over the period of five trading days prior to June 27, 2001, the date of entry into the definitive agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001 $2.6 million was paid on October 9, 2002 and on December 13, 2002, CHAD and Adept amended the $1.6 million second anniversary promissory note and the funds held in escrow in the amount of the note were released to Adept. The second anniversary promissory note was paid in full in February 2003. In addition, the acquisition agreement provided for Adept to make cash payments of $242,000 and potential stock issuances consisting of 61,000 shares equal to approximately $467,000 over a period of three years after the closing date to certain specified employees of CHAD, contingent on the continued employment of such employees. As such, those amounts have been appropriately excluded from the purchase price and are being expensed as paid. As of June 30, 2003, $65,000 in contingent cash and no contingent shares remain to be paid by October 9, 2004 contingent on the continued employment of certain specified employees. This acquisition was accounted for under the purchase method of accounting.

The purchase price of CHAD was allocated, based on an independent valuation, to tangible assets, goodwill and developed technology. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Developed technology for the CHAD acquisition is being amortized over three years.

For the CHAD acquisition, below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
   Cash paid on closing..........................         $    4,150
   Cash paid after one year......................              2,592
   Cash paid after two years.....................              1,615
   Stock issued at closing.......................              1,556
   Transaction costs.............................                150
                                                          ----------
     Total acquisition cost......................         $   10,063
                                                          ==========

 Purchase Price Allocation:
   Net book value of assets acquired.............         $      553
   Developed technology..........................                430
   Goodwill......................................              9,080
                                                          ----------
     Total.......................................         $   10,063
                                                          ==========

The following unaudited pro forma summary results of operations data has been prepared assuming that the CHAD acquisition had occurred at the beginning of the period presented. The consolidated results are not necessarily indicative of the results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the period presented.

(in thousands, except per share amounts)              2002          2001
                                                      ----          ----
Net revenues.............................           $ 57,846     $ 106,113
Net loss.................................           $(60,179)    $ (35,755)
Basic and diluted net loss per share.....           $  (4.39)    $   (3.07)

HexaVision Technologies Inc.

On July 21, 2000, Adept acquired HexaVision Technologies Inc., now named Adept Technology Canada Co. ("HexaVision"), a Canadian corporation. HexaVision was a machine vision research and development company. Adept initially paid $5.5 million in cash, which included transaction costs of $0.4 million, and issued shares of its common stock to the shareholders of HexaVision with a value of $1.1 million. The acquisition of HexaVision has been accounted for under the purchase method of accounting. Adept has included the results of operations of HexaVision in Adept's results of operations beginning July 21, 2000. On July 21, 2001, pursuant to the terms of the share purchase agreement relating to the acquisition of HexaVision, Adept issued 116,000 shares of its common stock with a value of $1.1 million to the employees and former shareholders of HexaVision and released $313,000 in cash from an escrow account. On July 21, 2002, Adept made a second cash payment of $53,000 and released $1.4 million in cash from an escrow account to the employees and former shareholders of HexaVision. The contingency payments made and shares issued to the employees of HexaVision have been appropriately recorded as operating expenses. The contingency payments made and shares issued to the former shareholders of HexaVision have been allocated to goodwill and accounted for as additional purchase price.

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

For the HexaVision acquisition, below is a table of the acquisition cost and purchase price allocation:

(in thousands)
Acquisition Cost:
   Cash...............................            $     5,085
   Transaction costs..................                    409
Contingency payments and share issuances:
    Common stock......................                    794
    Cash..............................                  1,267
                                                  -----------
     Total acquisition cost...........            $     7,555
                                                  ===========

Purchase Price Allocation
   Net liabilities assumed............            $      (629)
   Developed and core technology......                    201
   Goodwill...........................                  7,983
                                                  -----------
     Total............................            $     7,555
                                                  ===========

As the acquisition was completed on July 21, 2000, pro forma results for the fiscal year ended June 30, 2001 would not differ materially from the actual results.

3. Restructuring Charges

Fiscal 2002

During the fiscal year ended June 30, 2002, Adept implemented a plan to restructure certain of its operations across all three of its reportable business segments. Adept adopted a restructuring plan during the three months ended September 30, 2001 and due to market conditions, was required to implement additional restructuring measures during the third quarter of fiscal 2002. Significant items comprising the September 30, 2001 restructuring plan included the following: exit of non-strategic product lines including SILMA inspection software sales and maintenance, factory automation consulting and Multi-bus controller support; consolidation of excess manufacturing and support facilities; consolidation of the Company's European operations; reductions in force and other salary reduction measures. The major actions comprising the third quarter of fiscal 2002 restructuring plan included the following: suspending current efforts focused on fiberoptics; closure of the Company's Tucson, Arizona facility; the exit from manufacturing lease commitments in Europe; and additional reductions in workforce.

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

The restructuring charges include employee severance costs, lease commitments for idle facilities and asset impairment charges and are as follows:

                                                                            Amounts        Amounts        Amounts         Amounts
                                                             Charges       Utilized       Utilized       Utilized        Utilized
                                                             -------       Q1 Fiscal      Q1 Fiscal      Q2 Fiscal       Q2 Fiscal
         (in thousands)                                                      2002           2002           2002             2002
                                                                            -------        -------        -------        -----------
                                                                              Cash         Non Cash         Cash           Non Cash
                                                                            -------        -------        -------        -----------
Employee severance costs ............................        $ 1,692        $   555        $    --        $   370        $        --
Lease commitments ...................................          6,800             88             98             94                 --
Asset impairment charges ............................          9,167             --          5,601             --                 --
                                                             -------        -------        -------        -------        -----------
  Total .............................................        $17,659        $   643        $ 5,699        $   464        $        --
                                                             =======        =======        =======        =======        ===========

                                                 Amounts        Amounts         Amounts         Amounts
                                                Utilized       Utilized        Utilized         Utilized          Balance
                                                Q3 Fiscal      Q3 Fiscal       Q4 Fiscal        Q4 Fiscal         June 30,
         (in thousands)                            2002           2002           2002              2002             2002
                                                  ------         ------         ------         -----------         ------
                                                   Cash         Non Cash         Cash            Non Cash
                                                  ------         ------         ------         -----------
Employee severance costs ...................      $  187         $   --         $  454         $        --         $  126
Lease commitments ..........................         336          2,573            472                  --          3,139
Asset impairment charges ...................          --          3,472             --                  --             94
                                                  ------         ------         ------         -----------         ------
  Total ....................................      $  523         $6,045         $  926         $        --         $3,359
                                                  ======         ======         ======         ===========         ======

Employee severance costs of $1.7 million represent a reduction of approximately 114 employees in most functional areas across all the reportable business segments, and at June 30, 2002, all of the affected employees had ceased employment with the Company. The Company paid the remaining accrued severance before September 30, 2002. Lease commitments of $6.8 million consist of $4.2 million in charges resulting from the consolidation of manufacturing facilities in San Jose and Livermore, California into Adept's technology center in Livermore, California, plus the consolidation of certain support facilities in Europe. The remaining $2.6 million in lease commitments relates to a non-cash charge for excess production facilities for which the Company exchanged a prepaid commitment fee in order to settle future obligations on excess production facilities. The consolidation of these facilities has resulted in operating lease commitments in excess of the Company's current and projected needs for leased properties. At June 30, 2002, the long-term accrued restructuring charges related to future rent commitments on non-cancelable lease agreements. Payments against these lease commitments are expected to continue for 18 months to three years based on lease terms. Asset impairment charges of $9.2 million consist of $6.6 million in abandoned assets resulting from the exiting of certain non-strategic product lines, consolidation of facilities, and goodwill and other intangible assets write-off of $2.6 million. The charge for abandoned assets include leasehold improvements and computer and office equipment related to the exit of the SILMA inspection software product line as well as leasehold improvements, machinery and equipment, and computer and office equipment related to the consolidation of manufacturing and support facilities. The abandoned assets also include the write-off of enterprise resource planning system software associated with the closure of the Pensar-Tucson facility. The goodwill and other intangible assets written off resulted from the Company's acquisition of Pensar-Tucson in April 2000, which no longer had value to the Company due to the closure of its Tucson, Arizona operations in March 2002.

Fiscal 2003

In response to continued weakness in customer demand, the Company implemented additional restructuring measures during fiscal 2003. The Company recorded total restructuring charges of $5.3 million related primarily to the continued consolidation of its domestic facilities and reductions in workforce. Of the $5.3 million in restructuring charges, $1.1 million was recorded in the first quarter of fiscal 2003, $2.0 million was recorded in the third quarter of fiscal 2003 and $2.2 million was recorded in the fourth quarter of fiscal 2003. Employee severance costs of $1.9 million represent a reduction of 84 employees in most functional areas across all the reportable business segments, and by June 30, 2003, all of the affected employees had ceased employment with the Company and all severance payments are expected to be completed by the second quarter of fiscal 2004. Lease commitments of $3.1 million resulted primarily from the closure of the Company's San Jose, California facility as part of a continuing effort to consolidate domestic operations and administration in the Company's Livermore, California facility and the restructure of lease commitments associated with excess capacity at the Company's Livermore, California facility. Asset impairment charges of $318,000 represent write-offs of abandoned assets primarily related to the Company's San Jose facility.

The following table summarizes the significant components of the Company's fiscal 2003 restructuring at June 30, 2003:

                                                                                 Amounts      Amounts      Amounts         Amounts
                                                        Balance    Additional    Utilized    Utilized     Utilized        Utilized
                                                        June 30,    Charges     Q1 Fiscal    Q1 Fiscal    Q2 Fiscal       Q2 Fiscal
        (in thousands)                                   2002     Fiscal 2003      2003         2003         2003            2003
                                                         ----     -----------      ----         ----         ----            ----
                                                                                   Cash       Non Cash       Cash          Non Cash
                                                                                   ----       --------       ----          --------
Employee severance costs ........................       $  126       $1,872       $  815       $   --       $  330       $        --
Lease commitments ...............................        3,139        3,134          416           --          416                --
Asset impairment charges ........................           94          318           --           15           --                --
                                                        ------       ------       ------       ------       ------       -----------
  Total .........................................       $3,359       $5,324       $1,231       $   15       $  746       $        --
                                                        ======       ======       ======       ======       ======       ===========

                                                        Amounts         Amounts           Amounts         Amounts
                                                       Utilized        Utilized          Utilized         Utilized           Balance
                                                       Q3 Fiscal       Q3 Fiscal         Q4 Fiscal        Q4 Fiscal         June 30,
        (in thousands)                                   2003             2003              2003             2003             2003
                                                        ------           ------            ------           ------           ------
                                                         Cash           Non Cash            Cash           Non Cash
                                                         ----           --------            ----           --------
Employee severance costs .....................          $  524           $   --            $  145           $   --           $  184
Lease commitments ............................             430             (185)            1,875               --            3,321
Asset impairment charges .....................              --              253                95               49               --
                                                        ------           ------            ------           ------           ------
  Total ......................................          $  954           $   68            $2,115           $   49           $3,505
                                                        ======           ======            ======           ======           ======

In addition, in March 2003, the Company revised its estimate of the costs to consolidate its French and German offices and as a result, the restructuring charges in the three months ended March 29, 2003 includes a reversal of $185,000 in previously established amounts. At June 30, 2003, the restructuring accrual balance of $3.5 million is comprised entirely of cash charges that are expected to be paid over the next ten quarters, primarily against non-cancelable lease commitments.

4. Goodwill and Other Intangible Assets

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) are longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over those useful lives. Adept implemented SFAS 142 on July 1, 2001 and completed the measurement of the impairment loss in the third quarter of fiscal 2002. An impairment loss of $10.0 million resulting from the adoption of SFAS 142 was recorded as a cumulative effect of a change in accounting principle as of July 1, 2001. SFAS 142 requires goodwill and intangible assets to be evaluated for impairment at least annually and we have chosen April 1, as the annual date to conduct this evaluation. In the fourth quarter of fiscal 2002, Adept recorded an impairment loss of $6.6 million as a component of operating expenses as a result of the annual impairment update. The results of the Company's fiscal 2003 annual impairment testing did not indicate impairment of the Company's goodwill. The impairment charges are determined using a fair value approach, using the discounted cash flow method.

Prior to the adoption of SFAS 142, amortization expense was recorded for goodwill and other intangible assets. The following sets forth a reconciliation of net loss and loss per share information for the fiscal years 2003, 2002and 2001 adjusted for the non-amortization provisions of SFAS 142.

                                                                                               Fiscal year ended
                                                                              ----------------------------------------------------
              (in thousands)                                                  June 30, 2003      June 30, 2002       June 30, 2001
                                                                              -------------      -------------       -------------
Net loss before cumulative effect of change
   in accounting principle .............................................        $(28,972)           $(49,851)           $(35,200)
Add back goodwill amortization .........................................              --                  --               6,097
                                                                                --------            --------            --------
Adjusted net income ....................................................        $(28,972)           $(49,851)           $(29,103)
Cumulative effect of change in accounting principle ....................              --              (9,973)                 --
                                                                                --------            --------            --------
Net loss after cumulative effect of change
   In accounting principle .............................................        $(28,972)           $(59,824)           $(29,103)
Weighted average shares outstanding:
   Basic ...............................................................          14,955              13,691              11,637
                                                                                ========            ========            ========
   Diluted .............................................................          14,955              13,691              11,637
                                                                                ========            ========            ========
Basic and diluted earnings per common share:
Reported loss before cumulative effect of
  change in accounting principle .......................................        $  (1.94)           $  (3.64)           $  (3.02)
Add back goodwill amortization .........................................              --                  --                0.52
                                                                                --------            --------            --------
Adjusted loss before cumulative effect of
  change in accounting principle .......................................        $  (1.94)           $  (3.64)           $  (2.50)
Cumulative effect of change in accounting
  principle ............................................................              --               (0.73)                 --
                                                                                --------            --------            --------
Adjusted net loss ......................................................        $  (1.94)           $  (4.37)           $  (2.50)
                                                                                ========            ========            ========

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

    (in thousands)                                   June 30, 2003                                     June 30, 2002
                                         ----------------------------------------         ----------------------------------------
                                          Gross                             Net            Gross                             Net
                                         Carrying      Accumulated        Carrying        Carrying      Accumulated        Carrying
Amortized intangible assets               Amount       Amortization        Amount          Amount       Amortization        Amount
                                         -------         -------          -------         -------         -------          -------
                                                                              (in thousands)
Developed technology .............       $ 2,532         $(1,443)         $ 1,089         $ 1,751         $  (809)         $   942
Non compete agreements ...........           380            (293)              87             380            (198)             182
                                         -------         -------          -------         -------         -------          -------
Total ............................       $ 2,912         $(1,736)         $ 1,176         $ 2,131         $(1,007)         $ 1,124
                                         =======         =======          =======         =======         =======          =======

The aggregate amortization expense totaled $728,000 for the year ended June 30, 2003 and $725,000 for the year ended June 30, 2002 and the estimated amortization expense for the next four years are as follows:

             (in thousands)                   Amount
                                             -------

          For fiscal year 2004                  682
          For fiscal year 2005                  267
          For fiscal year 2006                  195
          For fiscal year 2007                   32
                                             ------
                                             $1,176
                                             ======

The changes in the carrying amount of goodwill for the year ended June 30, 2003 are as follows:

                       (in thousands)                            Components        Solutions         Totals
                                                                 ----------        ---------         ------
Balance at June 30, 2002                                         $    2,394       $    4,495       $    6,889
Addition to goodwill for the acquisition of Meta (Note 2)               782               --              782
                                                                -----------       ----------       ----------
Balance at June 30, 2003                                         $    3,176       $    4,495       $    7,671
                                                                 ==========       ==========       ==========

There is no goodwill related to the Services and Support segment.

5. Derivative Financial Instruments

A foreign currency hedging program was used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. The Company recognized losses of $271,000 for the year ended June 30, 2003 and $728,000 for the year ended June 30, 2002 and a gain of $322,000 for the year ended June 30, 2001. As of March 2003, the Company determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, the Company suspended its foreign currency hedging program in March 2003.

6. Financing Arrangements

On August 30, 2002, in connection with the Meta acquisition, the Company assumed a $500,000 revolving line of credit with Meta's lender, Paragon Commercial Bank bearing interest at 1% plus the prime rate announced by the Wall Street Journal. Of this line of credit, $494,000 was outstanding at the time of acquisition. The credit facility was secured by a $500,000 cash deposit with Paragon Commercial Bank. On March 10, 2003, the Company terminated the $500,000 line of credit with Paragon Commercial Bank and paid the outstanding balance with the funds used to secure the line of credit. Additionally, the Company entered into a loan agreement for up to $800,000 with a former shareholder of Meta and issued into escrow for the benefit of the lender 100,000 shares of the Company's common stock valued at $113,000, subject to certain cancellation rights. In March 2003, the Company and the former shareholder terminated the $800,000 loan agreement and the Company cancelled the 100,000 shares. No amounts were ever borrowed under the loan agreement.

Pursuant to the terms of the CHAD acquisition agreement, the Company paid $2.6 million to the shareholders of CHAD on October 9, 2002. On December 13, 2002, CHAD and Adept amended the second anniversary promissory note due to a former shareholder of CHAD and the funds then held in escrow in the amount of the $1.6 million promissory note were released to Adept. The second anniversary promissory note was paid in full in February 2003.

On March 21, 2003, the Company and Silicon Valley Bank ("SVB") entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company may sell certain of its receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. In connection with the Purchase Agreement, the Company granted to SVB a security interest in substantially all of its assets. Additionally, the Company issued Silicon Valley Bank a warrant to purchase 100,000 shares of Adept's common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 by the Company using the Black Scholes model. As of June 30, 2003, the Company had $97,000 outstanding under the Purchase Agreement. The Purchase Agreement includes certain covenants with which the Company must comply. The Company is required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. The Company cannot transfer or grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to the Company. Certain of the Company's wholly-owned subsidiaries were also required to execute a guaranty of all the Company's obligations to SVB and such guaranties have been executed. Since the Company's obligation to repay SVB is not conditioned on the collection of the related accounts receivable balances, the Company has recorded the amounts due under this agreement in current liabilities. Adept is required to meet certain covenants as defined by the Purchase Agreement. Adept was in compliance with these covenants as of June 30, 2003.

On August 6, 2003, upon completion of the Company's lease restructuring with Tri-Valley Campus LLC, Tri-Valley and the Company amended the lease relating to the Company's Livermore, California facilities (See Note 7). In connection with the lease restructuring, the Company issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord, bearing an annual interest rate of 6.0%. Interest is payable at the Company's option in shares of the Company's common stock. The note is convertible at any time at the option of the holder into the Company's common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. This liability was recorded as long term Subordinated Convertible
Note in the accompanying balance sheet with a corresponding reduction in accrued unpaid rent on Livermore facilities and an additional restructuring charge for the excess of the note amount over accrued unpaid rent on Livermore facilities. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of the Company, the Company's failure to pay its obligations under the note when due, the Company's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to the Company's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

7. Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases are as follows:

         (in thousands)                                        Leases
                                                               ------
         Fiscal Year
           2004......................................        $   1,903
           2005......................................            1,760
           2006......................................            1,640
           2007......................................            1,399
           2008......................................            1,298
           Thereafter................................            3,742
                                                             ---------
         Total minimum lease payments................        $  11,742
                                                             =========

Rent expense was $6.6 million in 2003. Rent expense in fiscal 2002 was $6.4 million. The Company did not record any sublease income during fiscal 2003 or 2002. Rent expense, net of sublease income of $16,000, was $4.1 million in 2001.

Rent payments for Livermore facilities increase at a rate of 4.0% annually on June 1st of each year.

In connection with the restructuring of the Livermore facility lease, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to 1 year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of the Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease.

The Company had significant lease obligations for its California facilities. The Company is currently in litigation with the landlord of its San Jose, California facility regarding its outstanding lease obligations. The Company moved out of its San Jose facility in March 2003 and no longer pays rent for that facility.

Contingencies

In March 2003, Adept vacated its San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint makes a claim for unspecified damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of its costs and attorney's fees. Adept answered the complaint on July 15, 2003 and is vigorously defending the lawsuit. As the Company has vacated this facility, it has recorded expense in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, the Company has not set aside the cash associated with such unpaid rent expenses, thus in the event that the Company receives an adverse judgment in the San Jose lease litigation in excess of its cash balance and does not have control of the timing of the payments, the Company may not have sufficient cash to meet such obligations otherwise due and therefore, it may be required to cease operations. Since filing the complaint, plaintiff has disclosed in court filings that its estimated damages exceed $2.9 million.

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

8. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDS Uniphase Corporation of $25.0 million of its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of the Company's common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). The Company has agreed to use its reasonable efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of Adept's common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept's common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, in no event shall the denominator for the determination of the conversion rate with respect to the Series B Preferred be less than $4.09 and with respect to the Series A Preferred be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the outstanding voting securities of Adept. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. As a result, as the number of outstanding shares of Adept increases, including as the result of the exercise or conversion of options, warrants or convertible notes and as the number of shares held by the preferred stockholder decreases, the number of shares into which the preferred stock may be convertible proportionately increases. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to the terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

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

The Company has the right, but not the obligation, to redeem shares of Series A Preferred elected to be converted by the preferred stockholder which, upon conversion would use the denominator of $2.05 for determination of the conversion rate, and would result in the issuance of shares of common stock in excess of the number of shares of common stock issuable upon conversion using a denominator of $4.09 for determination of the conversion rate. The number of shares of Series A Preferred that Adept may elect to redeem would be calculated by subtracting (i) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $4.09 from (ii) the number of shares of common stock that the shares of Series A Preferred that have been elected to be converted would be convertible into based on a denominator of $2.05, and then determining the number of shares of Series A Preferred that this number of shares of common stock represents using a denominator of $4.09. The redemption price is equal to the sum of the initial Preferred Stock price, plus all cumulated and unpaid dividends. The redemption shall be paid in the form of a senior unsecured promissory note bearing interest at a rate of 6% per annum, maturing in two years from the date of issuance. If the Company redeems shares of Preferred Stock using a promissory note, any indebtedness incurred while the note is outstanding must be subordinated to the note, other than certain ordinary course financings. In addition, the holders of the Preferred Stock are entitled to receive, upon liquidation, the amount equal to $250 per share (adjusted for any stock splits or stock dividends) plus any unpaid dividends. The liquidation preference may be triggered by several events consisting of a change in control of Adept, a sale of substantially all of Adept's assets, shareholder approval of any plan of liquidation or dissolution or the direct or indirect beneficial ownership of more than 50% of Adept's common stock by any person or entity. Since such events may be outside of management's control and would trigger the payment of the Preferred Stock liquidation preference, the Preferred Stock is classified outside of shareholders' equity as redeemable convertible preferred stock in the accompanying consolidated balance sheet.

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, Adept was obligated to work with JDS Uniphase's internal automation organization, OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and shutdown of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. This right was waived by JDS
Uniphase in connection with the Company's line of credit with Silicon Valley Bank and the convertible note issued by the Company to its landlord. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to use its reasonable efforts to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept's common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock. The $1.0 million promissory note is included in other long-term liabilities on the accompanying balance sheet.

9. Shareholders' Equity (Deficit)

Preferred Stock

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company's shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. This amount has been reduced by 100,000 shares, which were issued as redeemable convertible preferred stock in connection with a joint development agreement and related investment of $25.0 million with an accredited investor, JDSU.

Common Stock

In August 2000, the Board of Directors amended the Company's Restated Articles of Incorporation, approving an increase in the number of authorized shares of its common stock from 25.0 million to 70.0 million shares. The shareholders approved this amendment on November 10, 2000.

The Company has reserved shares of common stock for future issuance at June 30, 2003 as follows:

(in thousands)
Stock options outstanding.....................................        3,326
Stock options available for grant.............................        2,121
Conversion of redeemable convertible Preferred Stock .........        3,063
Conversion of SVB warrant.....................................          100
Employee stock purchase plan shares available for purchase....          826
                                                                      -----
                                                                      9,436
                                                                      =====

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

On August 12, 1999, the Board of Directors authorized an increase of one million shares issuable under the 1993 Plan, which was approved by the shareholders in November 1999. In August 2000, the 1993 Plan was amended by the Board of Directors to increase the number of shares authorized for issuance under the 1993 Plan by an additional one million shares. This amendment was approved by the Company's shareholders on November 10, 2000. The 1993 Plan expired in April 2003. Therefore, no new options will be granted under the 1993 Plan.

The Company's 1995 Director Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company's common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. During the year ended June 30, 2003, 9,000 options were granted and no options were exercised. During each of the two years ended June 30, 2002, 12,000 options were granted and no options were exercised.

The options may be exercised at the time or times determined by the Board of Directors.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the "2001 Plan") and provided that 2,600,000 shares of common stock be reserved for issuance under the 2001 Plan. Options under the 2001 Plan may be granted, as complies with applicable law, to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees' salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company's common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee's discretion, options granted for reduction of at will employees' salaries will vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant.

The following table summarizes option activities under the Company's stock option plans:

                                                                                    Options
                                                         ---------------------------------------------------------------
                                                         Available      No. of Shares      Aggregate    Weighted Average
                                                         for Grant       Outstanding         Price       Exercise Price
                                                         ---------       -----------         -----       --------------
                                                                      (in thousands, except per share data)
Balance at June 30, 2000 .....................              966             1,744          $ 12,477          $ 7.15
                                                          =====             =====          ========
  Additional shares authorized ...............            1,000                --                --              --
  Granted ....................................             (844)              844            16,285           19.29
  Canceled ...................................              122              (122)           (2,584)          21.18
  Exercised ..................................               --              (252)           (1,370)           5.44
                                                          -----             -----          --------
Balance at June 30, 2001 .....................            1,244             2,214          $ 24,808          $11.21
                                                          =====             =====          ========
  Additional shares authorized ...............            2,600                --                --              --
  Granted ....................................           (1,619)            1,619             5,852            3.61
  Canceled ...................................              463              (463)           (4,594)           9.92
  Exercised ..................................               --               (32)             (120)           3.74
                                                          -----             -----          --------
Balance at June 30, 2002 .....................            2,688             3,338          $ 25,946          $ 7.77
                                                          =====             =====          ========
  Additional shares authorized ...............               --                --                --              --
  Granted ....................................             (974)              974               386            0.40
  Canceled ...................................              986              (986)           (7,574)           7.69
  Exercised ..................................               --                --                --              --
  Expired ....................................             (579)               --                --              --
                                                          -----             -----          --------
Balance at June 30, 2003 .....................            2,121             3,326          $ 18,758          $ 5.64
                                                          =====             =====          ========

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options at June 30, 2003:

                                    Options Outstanding                   Options Exercisable
                         ----------------------------------------      ---------------------------
                                         Weighted
                                          Average        Weighted                       Weighted
                                         Remaining       Average                        Average
Range of Exercise          Options      Contractual      Exercise        Options        Exercise
     Prices              Outstanding       Life           Price        Exercisable       Price
     ------              -----------       ----           -----        -----------       -----
$ 0.30  - $ 1.90           910,652         9.73          $  0.34          326,135       $   0.32
$ 2.79  - $ 2.84           348,352         8.84          $  2.79           93,445       $   2.79
$ 3.26  - $ 4.64           712,612         8.08          $  3.69          595,049       $   3.53
$ 5.56  - $ 7.00           703,637         5.35          $  6.53          644,677       $   6.49
$ 8.40  - $11.75           341,092         6.98          $  9.36          222,481       $   9.64
$13.25  - $23.75           284,707         7.00          $ 21.67          205,625       $  21.55
$13.25  - $49.75            24,950         7.08          $ 36.97           18,033       $  36.26
                         ---------                                      ---------

$ 0.30  - $49.75         3,326,002         7.82          $  5.65        2,105,445       $   6.59
                         =========                                      =========

Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the "1998 ESPP") has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions, to purchase a maximum of 3000 shares of the Company's common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower.

In April 2003, as a result of the delisting of the Company's stock from the Nasdaq National Market and the resulting additional cost and administrative requirements of maintaining its 1998 ESPP, the Board of Directors suspended offering periods until a further determination is made to recommence offering periods under the ESPP.

10. Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which employees are eligible to participate. The Company suspended its 401(k) matching contributions to reduce costs beginning in January 2002. The Company's matching contributions were $0, $255,000 and $600,000 for fiscal years 2003, 2002 and 2001, respectively.

11. Income Taxes

The provision for (benefit from) income taxes consists of the following:

(in thousands)                                                            Year Ended June 30,
                                                           --------------------------------------------------
                                                            2003                 2002                  2001
                                                           -------              -------               -------
Current:
  Federal ........................................         $    --              $    --               $    --
  State ..........................................              25                   --                    --
  Foreign ........................................               6                  243                   425
                                                           -------              -------               -------
Total current ....................................              31                  243                   425
Deferred:
  Federal ........................................              --               (3,601)                4,033
  State ..........................................              --                   --                   938
                                                           -------              -------               -------
Total deferred ...................................              31               (3,601)                4,971
                                                           -------              -------               -------
Provision for (benefit from) income taxes ........         $    31              $(3,358)              $ 5,396
                                                           =======              =======               =======

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

(in thousands)                                                                            Year Ended June 30,
                                                                             --------------------------------------------
                                                                               2003              2002              2001
                                                                             --------          --------          --------
Tax at federal statutory rate ........................................       $ (9,840)         $(21,487)         $(10,133)
State taxes, net of federal benefit ..................................           (557)           (1,248)           (1,387)

Expired operating net losses .........................................             94                --                --
Foreign taxes ........................................................            303               502               436
Tax credits ..........................................................         (1,282)              129            (1,082)

Goodwill impairment ..................................................             --             5,547             1,373
Non-deductible meals, entertainment and political contributions ......             21               124                65

Change in valuation allowance ........................................         11,423            13,025            16,179
Other ................................................................           (131)               50               (55)
                                                                             --------          --------          --------
Provision for (benefit from) income taxes ............................       $     31          $ (3,358)         $  5,396
                                                                             ========          ========          ========

Significant components of the Company's deferred tax assets and liabilities are as follows:

(in thousands)                                                                    June 30,
                                                                          -----------------------
                                                                            2003           2002
                                                                          --------       --------
Deferred tax assets:
    Net operating loss carryforwards .................................    $ 25,988       $ 16,318
    Tax credit carryforwards .........................................       6,229          4,910
    Inventory valuation accounts .....................................       2,005          2,337
    Warranty accruals ................................................         630            603
    Depreciation /amortization .......................................         498          2,031
    Other accruals not currently deductible for tax purposes .........       1,101          2,575
    Capitalized research and development expenses ....................       2,133          1,944
    Restructuring charges ............................................       4,901          1,338
    Other ............................................................         225            192
                                                                          --------       --------
    Total deferred tax assets ........................................      43,710         32,248
    Valuation allowance ..............................................     (43,242)       (31,819)
                                                                          --------       --------
    Net deferred tax assets ..........................................         468            429
                                                                          --------       --------

Deferred tax liabilities:
    Purchased intangibles ............................................         468           (429)
                                                                          --------       --------
    Net deferred tax liabilities .....................................         468           (429)
                                                                          --------       --------

Total net deferred tax assets ........................................    $     --       $     --
                                                                          ========       ========

For financial reporting purposes, the Company's deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company's ability to generate future taxable income. The change in the valuation allowance was a net increase of approximately $11.4 million and $13.0 million in 2003 and 2002, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $933,000, which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

At June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $73.1 million, which will expire in 2007 through 2023 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $40.4 million, which will expire in 2010 through 2013 if unused.

The Company also had credit carryforwards of approximately $4.2 million for federal income tax purposes and $2 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2008 through 2023 if unused. Approximately $1.8 of the state tax credit carries forward indefinitely. The utilization of the net operating loss carryforwards and tax credit carryforwards may be subject to IRC ss.382 limitation.

Pretax income (losses) from foreign operations was approximately ($806,000) in 2003, $452,000 in 2002, and ($754,000) in 2001.

12. Net Loss Per Share

Net loss per share is calculated as follows:

                                                                                                    Year Ended June 30,
                                                                                         ------------------------------------------
                                                                                           2003             2002             2001
                                                                                         --------         --------         --------
                                                                                          (in thousands, except per share amounts)
Net loss before cumulative effect of change in accounting principle .............        $(28,972)        $(49,851)        $(35,200)
 Cumulative effect of change in accounting principle ............................        $     --         $ (9,973)        $     --
                                                                                         --------         --------         --------
Net loss after cumulative effect of change in accounting principle ..............        $(28,972)        $(59,824)        $(35,200)
                                                                                         ========         ========         ========
 Weighted average shares outstanding:
     Basic ......................................................................          14,955           13,691           11,637
                                                                                         ========         ========         ========
     Diluted ....................................................................          14,955           13,691           11,637
                                                                                         ========         ========         ========

Basic and diluted loss per common share:
     Loss before cumulative effect of change in accounting principle ............        $  (1.94)        $  (3.64)        $  (3.02)
     Cumulative effect of change in accounting principle ........................              --            (0.73)              --
                                                                                         --------         --------         --------
     Adjusted net loss ..........................................................        $  (1.94)        $  (4.37)        $  (3.02)
                                                                                         ========         ========         ========

If the Company had reported net income for the years ended June 30, 2003, 2002 or 2001, the calculation of diluted net income per share would have included additional common equivalent shares of approximately 230,000, 515,000 and 1,963,000, respectively, relating to outstanding employee stock options not included above (determined using the treasury stock method).

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

The Components segment provides intelligent automation software and hardware component products externally to customers and internally to the other two business segments for support and integration into higher level assemblies.

The Solutions segment takes products purchased from the Components segment together with materials from third parties, and produces an integrated family of process ready platforms for the semiconductor, electronics and precision assembly and other markets, which are driven towards standard offerings.

The Services and Support segment provides support services to our customers including providing information regarding the use of our automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

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

During fiscal 2003, the Company restructured the underlying processes in its enterprise resource planning system to support the Company's functional reorganization as described above. As part of this process, the Company considered conforming prior year information to the current year presentation, but the Company has determined that it is impracticable to restate information for the fiscal year 2001. As such, only segment information for the fiscal year ended June 30, 2002 has been restated to conform to the current year presentation and segment information for fiscal year 2001 has not been presented.

                                                          Year ended June 30,
                                                       ------------------------
            (in thousands)                               2003            2002
                                                       --------        --------
Revenue:
Component ......................................       $ 25,000        $ 37,051
Solutions ......................................          6,602           7,418
Services and Support ...........................         13,214          12,570
                                                       --------        --------
Total revenue ..................................       $ 44,816        $ 57,039
                                                       ========        ========

Operating income (loss):
Components .....................................       $ (7,291)       $ (3,323)
Solutions ......................................         (2,762)         (5,702)
Services and Support ...........................          3,164           3,093
                                                       --------        --------
Segment loss ...................................         (6,889)         (5,932)
Unallocated research, development
   and engineering and selling,
   general and administrative ..................        (16,091)        (24,289)
Restructuring charges ..........................         (5,324)        (17,659)
Amortization of other intangibles ..............           (728)           (725)
Impairment of goodwill .........................             --          (6,608)
Gain on sale of assets .........................             --           1,566
Interest income (expense) ......................             91             438
                                                       --------        --------
Loss before income taxes and cumulative
  effect of change in accounting principle .....       $(28,941)       $(53,209)
                                                       ========        ========

Management also assesses the Company's performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

(in thousands)                                         Year Ended June 30,
                                              ----------------------------------
                                                2003         2002         2001
                                              --------     --------     --------
Revenue:
      United States .....................     $ 27,692     $ 25,253     $ 63,896
      Germany ...........................        3,393        7,682       10,523
      France ............................        5,555       11,731       12,445
      Other European countries ..........        6,514        8,969       10,537
      All other countries ...............        1,662        3,404        2,912
                                              --------     --------     --------
                                              $ 44,816     $ 57,039     $100,313
                                              ========     ========     ========

Long-lived assets:
      United States .....................     $ 13,429     $ 15,812     $ 32,557
      All other countries ...............          331          458          426
                                              --------     --------     --------
           Total long-lived assets ......     $ 13,760     $ 16,270     $ 32,983
                                              ========     ========     ========

No single customer accounted for more than 10% of the Company's net revenues in fiscal 2003, 2002 or 2001.

14. Subsequent Events (unaudited)

In August 2003, Adept was granted a permit for the sale of securities under the 1998 ESPP in California. In September 2003, the Board of Directors reopened the ESPP to participation by employees effective for a 12 month offering subject to compliance with applicable federal and state securities laws, including the California state permit.

SCHEDULE II

                             ADEPT TECHNOLOGY, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                    Balance       Additions
                                                       at         Charged to                              Balance
                                                   Beginning      Costs and                               at End
                Description                        of Period       Expenses        Deductions (1)       of Period
                -----------                        ---------       --------        --------------       ---------
Year ended June 30, 2001:
 Allowance for doubtful accounts                    $  637         $  214             $(109)             $  742

Year ended June 30, 2002:
 Allowance for doubtful accounts                       742            319              (229)                832

Year ended June 30, 2003:
 Allowance for doubtful accounts                       832            367              (75)               1,124

(1)   Includes write offs net of recoveries.