Form 10-K/A
period 2003-06-30
ADEPT TECHNOLOGY INC
filed 2003-10-08
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003 or

|_| Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _________________.


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


                                EXPLANATORY NOTE:

This amendment to the Registrant's Annual Report on Form 10-K for the year ended June 30, 2003 is filed to revise certain disclosure in the table under the heading "Securities Authorized for Issuance under Equity Compensation Plans" in
Item 5. This amendment also attaches Exhibits 31.1. 31.2 and 32.1. The Registrant has made no further changes to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003. This amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K or modify or update those disclosures as presented in the Form 10-K except to reflect the clarification described above.

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

                                                          Three Months Ended
                 Jun. 30,      Mar. 29,     Dec. 28,     Sep. 28,     Jun. 30,    Mar. 30,      Dec. 29,    Sep. 29,
                   2003         2003         2002         2002         2002         2002         2001         2001
                 --------     --------     --------     --------     --------     --------     --------     ---------
High             $ 0.49       $ 0.70       $ 0.82       $ 2.50       $ 3.64       $ 4.70       $ 5.40       $ 10.60
Low              $ 0.14       $ 0.23       $ 0.24       $ 0.35       $ 1.50       $ 2.05       $ 3.05       $  2.85

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

                                                             Equity Compensation Plan Information
                                           ------------------------------------------------------------------------
                                                (a)                        (b)                      (c)
                                                                                           Number of securities
                                              Number of                                   remaining available for
                                           securities to be          Weighted-average   future issuance under equity
                                             issued upon             exercise price of      compensation plans
                                              exercise of              outstanding         (excluding securities
                                              outstanding                options               reflected in
              Plan Category                options and rights           and rights               column (a))
              -------------                ------------------           ----------               -----------
Equity compensation plans approved
  by security holders                          2,796,203(1)               $6.11                    876,671(3)
Equity compensation plans not
  approved by security holders(2)                529,799                   3.22                  2,070,201
                                               ---------                  -----                  ---------
Total                                          3,326,002                  $5.65                  2,946,872
                                               =========                  =====                  =========

(1) This excludes purchase rights accruing under our 1998 Employee Stock Purchase Plan, for which remaining available rights are included in column (c).

(2) Issued under our 2001 Stock Option Plan, which does not require the approval of and has not been approved by Adept's shareholders. See Note 9 for a description of the material terms of the 2001 Stock Option Plan.

(3) This includes 825,671 shares available for issuance under the 1998 Employee Stock Purchase Plan. The aggregate number of shares of Adept common stock available for issuance under the 1998 Employee Stock Purchase Plan is subject to an annual increase as of the first day of Adept's fiscal year in an amount equal to the lesser of, (i) 600,000 shares or (ii) 3% of the common stock outstanding on the last day of the prior fiscal year, or a lesser amount as determined by Adept's board of directors. At June 30, 2003, 3% of our outstanding shares was equal to approximately 461,700 shares.

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

         10.6 Lease Agreement dated as of April 30, 1998 between the Registrant and the Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the fiscal year edned June 30, 1998 (the "1998 Form 10-K")).

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

         10.10 Second Amendment to Lease Agreement dated March 31, 2000 between Registrant and Technology Centre Associates LLC dated July 31, 1998 (incorporated by reference to Exhibit 10.10.3 to the Registrant's Form 10-K for the fiscal year ended June 30, 2002 (the "2000 Form 10-K")).

         10.11 First Addendum to Lease Agreement dated August 18, 1999 between Registrant and Joseph and Eda Pell Revocable Trust dated August 18, 1989 (incorporated by reference to Exhibit
                  10.4 to the 2000 Form 10-K).

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

         10.26 Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K for the fiscal year ended June 30, 2003 filed with the Securities and Exchange Commission on September 29, 2003 (the "2003 Form 10-K")).

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the 2003 Form 10-K).

         23.1     Consent of Independent Auditors  (incorporated by reference to
                  Exhibit 23.1 to the 2003 Form 10-K).

         24.1 Power of Attorney (incorporated by reference to Exhibit 24.1 to the 2003 Form 10-K).

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


                             ADEPT TECHNOLOGY, INC.

                                       By: /s/ Michael W. Overby
                                          -------------------------------------
                                          Michael W. Overby
                                          Vice President, Finance and
                                          Chief Financial Officer


                                       By: /s/ Brian R. Carlisle
                                          -------------------------------------
                                          Brian R. Carlisle
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer


Date: October 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                  Title                              Date
           ---------                                  -----                              ----
     /s/ Brian R. Carlisle       Chairman of the Board of Directors and Chief       October 8, 2003
     ---------------------       Executive Officer (Principal Executive Officer)
      (Brian R. Carlisle)


     /s/ Michael W. Overby       Vice President, Finance and Chief Financial        October 8, 2003
     ---------------------       Officer (Principal Financial and Accounting
      (Michael W. Overby)        Officer)


     /s/ Bruce E. Shimano*       Vice President, Research and Development,          October 8, 2003
     ---------------------       Secretary and Director
      (Bruce E. Shimano)


     /s/ Ronald E. F. Codd*      Director                                           October 8, 2003
     ----------------------
      (Ronald E. F. Codd)


     /s/ Michael P. Kelly*       Director                                           October 8, 2003
     ---------------------
      (Michael P. Kelly)


     /s/ Cary R. Mock*           Director                                           October 8, 2003
     -----------------
      (Cary R. Mock)

*By: /s/ Michael W. Overby
Attorney-in-Fact