Form 10-K/A
period 2003-06-30
ADEPT TECHNOLOGY INC
filed 2003-11-12
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2

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

As of November 6, 2003, approximately 15,447,911 shares of the registrant's common stock, no par value, were outstanding.

                                EXPLANATORY NOTE:

         The registrant hereby amends its Annual Report on Form 10-K for the year ended June 30, 2003 to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below. This amendment further revises the Registrant's disclosure under the heading "Controls and Procedures" in Item 9A and attaches Exhibits
31.1 and 31.2. Items in the Annual Report on Form 10-K not referenced below are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein. Items referenced herein are amended as set forth below.

                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the fiscal year ended June 30, 2003, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our former Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Adept's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept's periodic SEC filings. Our new Chief Executive Officer has reviewed with our former Chief Executive Officer and our Chief Financial Officer the procedures that were used to conduct our evaluation for the fiscal year ended June 30, 2003 and the results thereof. Based upon that review, our new Chief Executive Officer concluded that Adept's disclosure controls and procedures were effective as of the end of fiscal 2003 in alerting our Chief Executive Officer and Chief Financial Officer in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept's periodic SEC filings. It should be noted that our new Chief Executive Officer's certification as to our disclosure controls and procedures as of the end of fiscal 2003 is necessarily based on an evaluation of facts that existed before he joined the Company. It should be further noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of the Registrant

Executive officers of Adept are appointed by the Board of Directors and serve at the discretion of the Board. Adept's Executive Officers currently include:

              Name          Age                                    Position
              ----          ---                                    --------
Robert H. Bucher             48         Chairman of the Board of Directors and Chief Executive Officer
Brian R. Carlisle            52         President and Director
Bruce E. Shimano             54         Vice President, Research and Development, Secretary
                                        and Director
Michael W. Overby            46         Vice President, Finance and Chief Financial Officer

         Robert H. Bucher has served as Adept's Chief Executive Officer and as Chairman of the Board of Directors since November 4, 2003. Prior to joining Adept, Mr. Bucher was a consultant providing management advisory and financial investment to pre-IPO technology product and service businesses. From 1998 to 2001, Mr. Bucher was President and Chief Executive Officer of Norsat International Inc., a Canadian company that evolved under his leadership from a manufacturer and distributor of satellite components to a digital media infrastructure solution provider. Mr. Bucher held the position of Executive Vice President of Worldwide Operations at Measurex Corporation, an optimization, automation and solution system provider to the process industries from 1995 to 1998. Meaurex was acquired by Honeywell International in 1996. Previous positions at Measurex included President of Measurex's

Vancouver, B.C. subsidiary from 1992 to 1995, and Vice President of Corporate Marketing from 1989 to 1992. Mr. Bucher holds a B.S. degree in Engineering.

         Brian R. Carlisle has served as Adept's President since November 4, 2003 and has been a director since co-founding Adept in June 1983. From June 1983, when Mr. Carlisle co-founded Adept, to November 4, 2003, Mr. Carlisle served as Adept's Chief Executive Officer and Chairman of the Board of Directors. Prior to co-founding Adept, he served as General Manager of the West Coast Division of Unimation, Inc., a manufacturer of industrial robots, where he was responsible for new product strategy and development for Unimation's electric robots, control systems, sensing systems and other robotics applications. Mr. Carlisle received B.S. and M.S. degrees in Mechanical Engineering from Stanford University. Mr. Carlisle is currently a member of the Board of Directors for each of the National Coalition for Manufacturing Sciences and the National Coalition for Advanced Manufacturing.

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

Directors

         The names of the directors of Adept, and certain information about the directors who are not also executive officers, and their business experience is set forth below:

------------------------------- -------- -------------------------------------------------------- --------------------
       Name of Director           Age                    Position(s) with Adept                     Director Since
------------------------------- -------- -------------------------------------------------------- --------------------
Robert H. Bucher                  48     Chairman of the Board of Directors and Chief Executive          2003
                                         Officer
------------------------------- -------- -------------------------------------------------------- --------------------
Brian R. Carlisle                 52     President and Director                                          1983
------------------------------- -------- -------------------------------------------------------- --------------------
Bruce E. Shimano                  54     Vice President, Research and Development, Secretary             1983
                                         and Director
------------------------------- -------- -------------------------------------------------------- --------------------
Ronald E. F. Codd (1)(2)(3)       48     Director                                                        1998
------------------------------- -------- -------------------------------------------------------- --------------------
Michael P. Kelly (1)(2)(3)        55     Director                                                        1997
------------------------------- -------- -------------------------------------------------------- --------------------
Cary R. Mock (1)(2)(3)            60     Director                                                        1990
------------------------------- -------- -------------------------------------------------------- --------------------

------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.

         There is no family relationship between any director or executive officer of Adept.

         Ronald E.F. Codd has served as a director of Adept since February 1998. Since May 2002, Mr. Codd has worked as an independent consultant. From January 1999 until April 2002, Mr. Codd served as the Chief Executive Officer and President of Momentum Business Applications, Inc., a spin-off of PeopleSoft, Inc. that developed certain enterprise software products. From September 1991 to December 1998, Mr. Codd served as Chief Financial Officer and Secretary of PeopleSoft, Inc., a company that develops, markets and supports enterprise application software. Mr. Codd is also a director of Interwoven, Inc. and Agile Software Corporation. Mr. Codd received a B.S. in Accounting from the University of California, Berkeley and an M.M. from the J.L. Kellogg Graduate School of Management (Northwestern University).

         Michael P. Kelly has served as a director of Adept since April 1997 and as Lead Director of the Board of Directors since October 2003. Mr. Kelly is currently Vice-Chairman and has served as a managing director of Broadview International, LLC, an international mergers and acquisitions advisory firm, and its predecessor company since 1988. Mr. Kelly is also a director of Broadview International. Mr. Kelly received a B.A. in Accounting from Western Illinois University and an M.B.A. from St. Louis University. Mr. Kelly is a Certified Public Accountant.

         Cary R. Mock has served as a director of Adept since December 1990. Since January 2003, Mr. Mock has been independently employed. From January 1996 to January 2002, Mr. Mock served as President of C.R. Mock & Associates, a financial advisory firm specializing in acquisitions and related corporate development activities. From October 1983 to December 1995, Mr. Mock served as Director of Acquisitions and Divestitures for Westinghouse Electric Corporation, and previously served in various other positions since joining Westinghouse in 1964. Mr. Mock received a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from the State University of New York at Buffalo.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of Adept's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent shareholders are required by Commission regulation to furnish Adept with copies of all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it, or written representations from certain reporting persons, Adept believes that during fiscal 2003 all executive officers, directors and greater than ten percent shareholders of Adept complied with applicable filing requirements.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the Company's fiscal year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. DIRECTOR AND EXECUTIVE COMPENSATION

Compensation of Directors

         No director currently receives any cash compensation for service as a director of Adept or for attendance at board or committee meetings, except that directors will be reimbursed for travel and lodging expenses incurred in attending these meetings. Adept's 1995 Director Option Plan provides that options will be granted to non-employee directors of Adept under an automatic nondiscretionary grant mechanism. Upon joining the board of directors, each new non-employee director is automatically granted an option to purchase 15,000 shares of common stock. Each non-employee director is granted an option to purchase 3,000 shares of common stock annually for so long as the individual remains a member of the board. Messrs. Codd, Kelly and Mock each received an annual grant of an option to purchase 3,000 shares of Adept common stock on January 23, 2003 at an exercise price of $.46 per share. All the options were granted at the fair market value of the common stock on the date of grant. The initial grants to non-employee directors vest at a rate of 25% on the first anniversary of the date of grant and at a rate of 1/48th of the shares subject to the options per month thereafter, and the annual grants become exercisable at a rate of 1/48th of the shares subject to the options on the monthly anniversary of the date of grant. In October 2003, the board amended the 1995 Director Option Plan to require shareholder approval to materially increase the number of shares of common stock authorized for issuance or reduce the exercise price of any outstanding option under the plan.

Executive Compensation

         The following Summary Compensation Table sets forth certain information regarding the compensation of Adept's Chief Executive Officer for the fiscal year ended June 30, 2003 and the other three most highly compensated executive officers or former executive officers of Adept who earned at least $100,000 for the fiscal year ended June 30, 2003, referred to as the Named Executive Officers. Effective November 4, 2003, Adept has a new Chief Executive Officer, Robert H. Bucher, who is not included in the Named Executive Officers as he was not Chief Executive Officer in fiscal 2003 and did not receive any compensation from Adept during the fiscal year ended June 30, 2003. Mr. Bucher is the only current executive officer of Adept who is not included in the Named Executive Officers. For information concerning Mr. Bucher's compensation arrangements see "Certain Transactions."

                           SUMMARY COMPENSATION TABLE

                                                                                     Long-Term
                                                                                   Compensation
                                                    Annual Compensation (1)           Awards
                                                    -----------------------          -------
                                                                                     Number of
                                                                                    Securities
                                           Fiscal                                    Underlying         All other
 Name and Principal Position                Year      Salary          Bonus           Options          Compensation
 ---------------------------                ----      ------          -----           -------          ------------
Brian R. Carlisle.....................      2003    $207,132(3)         --                 0           $ 17,299(8)
   President and Director (2)               2002     225,903(4)         --           140,504(7)          19,144(9)
                                            2001     332,699                          25,000             15,294(10)
Bruce E. Shimano......................      2003     171,571(3)         --                 0             10,580(8)
   Vice President, Research and             2002     186,707(4)         --            67,600(7)          11,643(9)
   Development,
   Secretary and Director                   2001     218,000            --            20,000             13,284(10)
Michael W. Overby.....................      2003     164,794(3)         --                 0             10,009(8)
   Vice President of Finance and Chief      2002      62,133(4)         --           147,500(7)          10,377(9)
   Financial Officer                        2001     163,846         $20,000          30,000             11,226(10)
Marcy R. Alstott (5)..................      2003     126,499(6)         --                 0            235,756(8)
   Former Vice President, Operations        2002     162,658(4)         --            24,270(7)          64,487(9)
                                            2001     174,578            --            10,000             72,251(10)

(1) Other than salary, bonus and all other compensation described in this table, Adept did not pay the Named Executive Officers any compensation, including incidental personal benefits that in the aggregate constituted an excess of 10% of the executive officer's salary.

(2) Mr. Carlisle served as Adept's Chief Executive Officer and Chairman of the Board from June 1983 to November 2003, therefore his reported compensation for fiscal years 2001, 2002 and 2003 reflects his compensation as Chief Executive Officer of Adept for the entirety of each of those respective fiscal years.

(3) During fiscal 2003, Mr. Carlisle voluntarily elected to forego an additional $67,404 otherwise payable in salary; Mr. Shimano voluntarily elected to forego an additional $18,240 otherwise payable in salary; and Mr. Overby voluntarily elected to forego an additional $52,538 otherwise payable in salary. These salary reduction amounts are reflected in the "Salary" column for the Named Executive Officers described in this table such that their total compensation without the reduction would have equaled the sum of the amount disclosed in this footnote plus the amount set forth in the "Salary" column above. Adept has no obligation to pay these salary reduction amounts. See also footnote 7 of this Summary Compensation Table.

(4) During fiscal 2002, Mr. Carlisle voluntarily elected to forego an additional $95,489 otherwise payable in salary; Mr. Shimano voluntarily elected to forego an additional $25,507 otherwise payable in salary; Ms. Alstott voluntarily elected to forgo an additional $2,950 otherwise payable in salary; and Mr. Overby voluntarily elected to forego an additional $86,752 otherwise payable in salary. These salary reduction amounts are reflected in the "Salary" column for the Named Executive Officers described in this table such that their total compensation without the reduction would have equaled the sum of the amount disclosed in this footnote plus the amount set forth in the "Salary" column above. Adept has no obligation to pay these salary reduction amounts. See also footnote 7 of this Summary Compensation Table.

(5) Ms. Alstott resigned as an executive officer as of August 9, 2002 and terminated employment with Adept as of October 4, 2002.

(6) Includes $73,750 for severance paid in connection with the termination of Ms. Alstott's employment on October 4, 2002.

(7) In October 2001, in lieu of salary voluntarily forgone during October through December 2001, Mr. Carlisle was granted 16,850 options, Mr. Shimano 4,360 options, Ms. Alstott 1,770 options, and Mr. Overby 25,000 options. In December 2001, in lieu of salary voluntarily forgone in January 2002 through December 2002, Mr. Carlisle was granted 67,404 options, Mr. Shimano 18,240 options, and Mr. Overby 100,000 options.

(8) Other compensation for fiscal 2003 consists of (i) group term life excess premiums of $840 for Mr. Carlisle, $766 for Mr. Shimano, $706 for Mr. Overby, and $16 for Ms. Alstott, (ii) automobile allowance of $15,265 for Mr. Carlisle, $8,736 for Messrs. Shimano and Overby, respectively, and $2,593 for Ms. Alstott, (iii) supplemental life insurance premiums of $1,194 for Mr. Carlisle, $1,078 for Mr. Shimano, $567 for Mr. Overby, and $147 for Ms. Alstott. Also included for Ms. Alstott is loan forgiveness and tax reimbursement of $53,000 per the terms of her April 1998 promissory note to Adept. In addition, included for Ms. Alstott is $180,000 representing full forgiveness of a remaining loan balance following termination of her employment pursuant to the terms of her April 1998 promissory note to Adept. See "Certain Transactions". There were no matching contributions by Adept under its 401(k) Plan in fiscal 2003.

(9) Other compensation for fiscal 2002 consists of (i) group term life excess premiums of $780 for Mr. Carlisle, $711 for Mr. Shimano, $518 for Mr. Overby, and $552 for Ms. Alstott, (ii) automobile allowance of $14,041 for Mr. Carlisle, $8,736 for Mr. Shimano, $8,736 for Mr. Overby, and $9,670 for Ms. Alstott, (iii) supplemental life insurance premiums of $3,323 for Mr. Carlisle, $2,096 for Mr. Shimano, $568 for Mr. Overby, and $612 for Ms. Alstott, (iv) matching contributions of $1,000 by Adept under its 401(k) Plan for each of Messrs. Carlisle, Shimano and for Ms. Alstott, and $555 for Mr. Overby, and (v) loan forgiveness and tax reimbursement of $52,653 for Ms. Alstott per the terms of her April 1998 promissory note to Adept.

(10) Other compensation for fiscal 2001 consists of (i) group term life excess premiums of $607 for Mr. Carlisle, $410 for Mr. Shimano, $299 for Mr. Overby, and $319 for Ms. Alstott; (ii) automobile allowance of $10,181 for Mr. Carlisle, $8,736 for Mr. Shimano, $8,736 for Mr. Overby, and $9,174 for Ms. Alstott; (iii) supplemental life insurance premiums of $2,506 for Mr. Carlisle, $2,183 for Mr. Shimano, $556 for Mr. Overby, and $599 for Ms. Alstott; (iv) matching contributions of $2,000 by Adept under its 401(k) Plan for each of Messrs. Carlisle and Shimano and for Ms. Alstott, and $1,635 for Mr. Overby; and (v) loan forgiveness and tax reimbursement of $60,159 for Ms. Alstott according to the terms of her April 1998 promissory note to Adept.

OPTION GRANTS IN LAST FISCAL YEAR

         The option grants table has been excluded because none of the Named Executive Officers was granted options during the fiscal year ended June 30, 2003.

AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         The option exercises table has been excluded because none of the Named Executive Officers exercised options during the fiscal year ended June 30, 2003.

Employment Contracts and Change-In-Control Arrangements

         Adept had no employment contracts with any of the Named Executive Officers, and no compensatory plans or arrangements with the executive officers that were activated upon resignation, termination or retirement of any executive officer upon a change in control of Adept through fiscal year 2003. Adept has entered into an employment agreement with its new Chief Executive Officer, Robert H. Bucher, however, which agreement contains provisions that may be activated upon a change in control of Adept. Mr. Bucher's employment agreement is further described in "Certain Transactions."

Compensation Committee Interlocks and Insider Participation

         In fiscal 2003, the Compensation Committee consisted of Messrs. Mock and Pomeroy until Mr. Pomeroy's resignation in January 2003 at which point Mr. Kelly was appointed to the Compensation Committee. Mr. Kelly has served on the Compensation Committee since January 2003 and also serves as Vice-Chairman and a managing director of Broadview International, which during part of fiscal 2003, served as a financial advisor to Adept. Broadview no longer serves as financial advisor to Adept, and no future compensation will be payable to Broadview as a result of the services it provided. See "Certain Transactions." Mr. Codd was appointed to the Compensation Committee in October 2003.

Report of Compensation Committee of the Board of Directors

         This Report of the Compensation Committee will not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange
Commission, nor will such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that Adept specifically incorporates this information by reference into such filing.

         The following is the Report of the Compensation Committee describing the compensation policies and rationales applicable to Adept's executive officers with respect to the compensation paid to our executive officers for the fiscal year ended June 30, 2003.

         General. The responsibilities of the Compensation Committee are to administer Adept's various incentive plans, including the 1995 Director Option Plan, 1993 Stock Plan and 2001 Stock Option Plan, collectively referred to as the Equity Plans, review and approve Adept's benefit plans, and to set compensation policies applicable to Adept's executive officers. The Committee's fundamental policy is to offer Adept's executive officers competitive compensation opportunities based upon the overall performance of Adept, the individual contribution of officers to the financial success of Adept and market rates of compensation at similarly situated technology companies. It is the Committee's objective to have a substantial portion of each officer's total compensation contingent upon Adept's performance, as well as upon the officer's own level of performance. Accordingly, each executive officer's compensation package is generally comprised of three elements: (i) base salary, which is established primarily on the basis of individual qualifications, performance and market considerations, (ii) annual variable performance awards payable in cash and tied to Adept's achievement of financial performance goals and the executive's contribution to the achievement of those goals, and (iii) long-term stock-based incentive awards that are intended to strengthen the mutuality of interests between the executive officers and the shareholders.

         Base Salary. Individual salaries are determined based on individual experience, performance and breadth of responsibility within Adept. The Compensation Committee reviews these factors for each executive officer each year. In addition, the Compensation Committee considers executive officers' salaries for relative competitiveness with similarly situated companies.

         Bonuses. The Compensation Committee sets new goals for each executive and Adept as a whole each fiscal year on the basis of past performance and objectives for the next fiscal year. Cash awards were not paid to our current executive officers in fiscal 2003.

         Equity Plans. The Equity Plans are long-term incentive plans for Adept's employees, executive officers and directors. These plans are intended to align shareholder and employee interests by creating a direct link between long-term rewards and the value of Adept common stock. The Compensation
Committee believes that long-term stock ownership by executive officers and employees is an important factor in retaining valued employees and in achieving growth in share value. The options utilize vesting periods that encourage employees to continue in the employ of Adept. Because the value of an option bears a direct relationship to Adept's stock price, the

Compensation Committee believes that options motivate executive officers and employees to manage Adept in a manner which will benefit all shareholders.

         The Equity Plans authorize the Compensation Committee to award stock options to employees at any time. The exercise price per share of each stock option is generally equal to the prevailing market price of a share of Adept common stock on the date the option is granted. The size of stock option grants is determined by a number of factors, including comparable grants to executive officers and employees of similarly situated companies, as well as the executive officer's relative position and responsibilities with Adept, the individual performance of the executive officer over the previous fiscal year, the anticipated contribution of the executive officer to the attainment of Adept's long-term strategic performance goals, the dilutive effect of the option grant, and, with respect to the 2001 Stock Option Plan only in certain cases, the amount of the salary reduction taken by the employee. The Committee views stock option grants as an important component of its long-term, performance-based compensation philosophy.

         CEO Compensation.

         Compensation for the CEO is determined through a process similar to that discussed above for the other executive officers. The compensation of Mr. Carlisle, Adept's CEO from June 1983 to November 2003, consisted of base salary, bonuses and stock options. The board of directors periodically reviewed Mr.
Carlisle's base salary and bonus and revised his compensation based on the board's overall evaluation of his performance toward the achievement of Adept's financial, strategic and other goals, with consideration given to his length of service and to competitive chief executive officer compensation information. In fiscal 2003, Mr. Carlisle earned a base salary of $274,536 as set by the Committee, which represented a salary decrease of over $46,000 from his prior year base salary. Mr. Carlisle voluntarily elected to forgo $67,404 of his otherwise payable base salary, however, and consequently was paid $207,132 in base salary for fiscal 2003. Adept has no obligation to pay Mr. Carlisle foregone amounts. For fiscal 2003, based upon its review of Adept's overall financial and business performance during the year as well as its performance relative to competitors, the Committee did not grant bonuses to any of its executive officers, including Mr. Carlisle. In addition, none of Adept's executive officers were granted any stock options in fiscal 2003; however, shortly after the fiscal year end, a stock option grant was made to Mr. Carlisle under the 2001 Stock Option Plan. Compensation for Adept's new Chief Executive Officer, Robert H. Bucher, is described in Certain Transactions.

         Section 162(m). The board of directors has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to Adept's executive officers. Section 162(m) disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1 million in any taxable year for any of the executive officers named in the proxy statement, unless the compensation is performance-based. Adept has adopted a policy that, where reasonably practicable, Adept will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m) if such provision is applicable.

Respectfully submitted by the Compensation Committee of the Board of Directors of Adept Technology, Inc. for the fiscal year ended June 30, 2003,

Cary R. Mock
Michael Kelly

                    STOCK PRICE PERFORMANCE MEASUREMENT GRAPH

         The stock price performance graph set forth below assumes that $100 was invested on June 30, 1998 in Adept common stock and in The Nasdaq Stock Market U.S. Index and in a Peer Group Index, comprised of 14 companies in the robotics and vision systems industries, and that all dividends were reinvested.

         The information set forth under this caption is not soliciting material, is not deemed to be filed with the Securities and Exchange Commission, and is not to be incorporated by reference into any filing by Adept under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that Adept specifically incorporates this information by reference into any filings.

         [The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T.]

                                                                   Cumulative Total Return

                                           6/30/98      6/30/99         6/30/00      6/30/01      6/30/02     6/30/03
                                           -------      -------         -------      -------      -------     -------
ADEPT TECHNOLOGY, INC.                     $100.00      $128.93         $618.18      $130.91      $ 27.77     $  5.82
NASDAQ STOCK MARKET (U.S.)                  100.00       143.67          212.43       115.46        78.65       87.33
PEER GROUP                                  100.00       170.67          285.09       245.76       187.16      183.02

                                [OBJECT OMITTED]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The  following  table  sets forth  certain  information  regarding  the beneficial ownership of the outstanding shares of Adept common stock and preferred stock as of November 6, 2003 held by:

         o each person who is known by Adept to beneficially own more than 5% of the outstanding shares of Adept's Series A convertible preferred stock, Series B convertible preferred stock or common stock;

         o    each director of Adept;

         o each of the executive officers and one former executive officer of Adept named in the Summary Compensation Table below; and

         o    all current directors and executive officers of Adept as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, or SEC, and includes voting and investment power with respect to shares. Shares of common stock subject to options or issuable upon conversion of convertible securities currently exercisable or exercisable within 60 days after November 6, 2003 are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the principal address of each of the following persons is c/o Adept Technology, Inc., 3011 Triad Drive, Livermore, California 94551.

                                            Series A Preferred       Series B Preferred          Common Shares
                                            ------------------       ------------------          -------------
                                            Beneficially Owned       Beneficially Owned        Beneficially Owned
                                            ------------------       ------------------        ------------------

Beneficial Owner                          Number        Percent       Number     Percent      Number      Percent(1)
----------------                          ------        -------       ------     -------      ------      ----------
JDS Uniphase Corporation (2)(3)
   210 Baypointe Parkway
   San Jose, California  95134......      78,000        100.0%        22,000      100.0%    3,074,134       16.6%
Kopp Investment Advisors Inc. (4)
   7701 France Avenue South, Suite 500      --            --            --          --      1,506,544        9.8%
   Edina, Minnesota  55435..........
State of Wisconsin (5)
   121 East Wilson St., 2nd Floor
   Madison, Wisconsin  53702........        --            --            --          --      1,850,000       12.0%
Tri-Valley Campus I, LLC (6)
   2755 Campus Drive, Suite 100
   San Mateo, California  94403.....        --            --            --          --      3,000,000       16.2%
Brian R. Carlisle (7)...............        --            --            --          --        651,598        4.2%
Bruce E. Shimano (8)................        --            --            --          --        484,684        3.1%
Michael W. Overby (9)...............        --            --            --          --        244,239        1.6%
Robert H. Bucher (10)...............        --            --            --          --         25,000         *
Marcy R. Alstott (11)...............        --            --            --          --          6,918         *
John E. Pomeroy (12)................        --            --            --          --          5,000         *
Cary R. Mock (13)...................        --            --            --          --         30,561         *
Michael P. Kelly (14)...............        --            --            --          --         27,561         *
Ronald E.F. Codd (15)...............        --            --            --          --         21,561         *
All current executive officers and
   directors as a group (7 persons)         --            --            --          --      1,497,122        9.7%
   (16)
----------
* Less than 1%

         This table is based upon information supplied by officers, directors and principal shareholders, and Schedules 13D and 13G filed with the SEC. Beneficial ownership of greater than five percent of Adept's outstanding common stock reflects ownership as of the most recent date indicated under filings with the SEC except as noted below, while beneficial ownership of executive officers and directors is as of November 6, 2003.

(1) Applicable percentage ownership for all shareholders other than JDS Uniphase and Tri-Valley Campus I, LLC ("Tri-Valley") is based on 15,447,911 shares of common stock outstanding as of November 6, 2003 together with options for the applicable shareholder currently exercisable or exercisable within 60 days after November 6, 2003. The number of shares outstanding for the calculation of percentage ownership for JDS Uniphase includes shares of common stock for which JDS Uniphase has the right to acquire beneficial ownership through conversion of the shares of the preferred stock of Adept held by JDS Uniphase as if such conversion occurred on November 6, 2003 due to certain limitations of the preferred stock. See Notes 2 and 3 below for more information regarding the preferred stock and JDS Uniphase. The number of shares outstanding for the calculation of percentage of ownership for Tri-Valley includes shares of common stock for which Tri-Valley has the right to acquire beneficial ownership through conversion of a convertible subordinated note issued by Adept to Tri-Valley on August 6, 2003. See Note 6 below for more information regarding the common stock and Tri-Valley.

(2) Includes 3,056,235 shares of common stock which JDSU has the right to vote as holder of 100,000 shares of preferred stock. See Note 3 below for a discussion of beneficial ownership and refer to the section of this proxy statement entitled "Certain Transactions" for a discussion of the agreement regarding voting between Adept and JDS Uniphase which covers the preferred shares.

(3) The number of shares of common stock into which the preferred stock may be converted is subject to adjustment based upon the trading price of Adept common stock at the time of conversion. As of November 6, 2003, the shares of preferred stock held by JDS Uniphase were convertible into 3,074,134 shares of Adept common stock if the shares were converted on that date due to the limitations described below. The preferred stock may be converted into shares of Adept common stock at any time and will automatically be converted into Adept common stock on October 29, 2004. The preferred stock may be converted into shares of Adept common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept common stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred shareholder other than in connection with certain liquidity events that are not approved by the board of directors of Adept, such as a shareholder-approved plan of liquidation or unapproved takeover, the denominator for the determination of the conversion rate with respect to the Series B preferred stock shall not be less than $4.09 and with respect to the Series A preferred stock shall not be less than $2.05, even if the denominator for the conversion rate at such time would be less than $4.09 and $2.05 respectively. The preferred stock shall not be convertible, in the aggregate, into 20% or more of Adept's outstanding voting securities. No holder of preferred stock may convert shares of preferred stock if, after the conversion, the holder will hold 20% or more of Adept's outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. As a result, as the number of outstanding shares of Adept increases (including upon exercise of options, warrants or conversion of convertible notes) or the preferred stockholder reduces the shares of voting stock it owns, the number of shares into which the preferred stock may be convertible proportionately increases. Adept has the right, but not the obligation, to redeem shares of the Series A preferred stock under certain conditions and, if redeemed, such shares of preferred stock will not be convertible into common stock.

(4) Reflects ownership as reported on Schedule 13G/A filed with the SEC on February 4, 2003 by Kopp Investment Advisors, Inc., or KIA. As set forth in KIA's filing, this figure represents shares beneficially owned by (i) KIA, a registered investment advisor, (ii) Kopp Holding Company, and (iii) LeRoy C. Kopp individually and through his ownership of a controlling interest in KIA and his control over Kopp Holding and Kopp Funds. KIA beneficially owns 1,331,544 shares of Adept common stock, has sole voting power over 985,000 shares, sole dispositive power over 750,000 shares and shared dispositive power over 581,544 shares. Kopp Holding also beneficially owns 1,331,544 shares of Adept common stock. Mr. Kopp has beneficial ownership of 1,506,544 shares of Adept common stock and sole voting and dispositive power over 175,000 shares of Adept common stock.

(5) Reflects ownership as reported on Schedule 13G filed with the SEC on February 11, 2003 by the State of Wisconsin Investment Board which beneficially owns 1,850,000 shares of Adept common stock, has sole voting power of 1,850,000 shares and sole dispositive power of 1,850,000 shares.

(6) Reflects beneficial ownership of 3,000,000 shares of Adept common stock which Tri-Valley has the right to acquire upon conversion of a three year, $3.0 million convertible subordinated note issued by Adept in favor of Tri-Valley on August 6, 2003, bearing an interest rate of 6.0% and a right to convert into common stock at an exercise price of $1.00 per share. Under the terms of the convertible subordinated note, Tri-Valley may elect at any time to convert all or any part of the outstanding principal balance of the convertible subordinated note into shares of Adept common stock. The principal balance of the convertible subordinated note is $3,000,000, convertible into 3,000,000 shares of Adept common stock if Tri-Valley were to elect to convert 100% of the principal balance into Adept common stock. Adept may elect to convert interest owing under the convertible subordinated note into common stock. To the knowledge of Adept, Tri-Valley does not have ownership of any outstanding shares of common stock at this time and currently has no voting power or dispositive power over any outstanding shares of Adept common stock. Upon any election by Tri-Valley to convert amounts owing under the convertible subordinated note into shares of common stock, Tri-Valley will have sole voting power over the common stock issued pursuant to the conversion and sole dispositive power over the common stock issued pursuant to the conversion. Refer to the section of this proxy statement entitled "Certain Transactions" for a discussion of the convertible subordinated note issued by Adept to Tri-Valley which provides Tri-Valley the right to acquire common stock.

(7) Includes 359,551 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Carlisle is President and a director of Adept.

(8) Includes 237,835 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Shimano is Vice President, Research and Development, Secretary and a director of Adept.

(9) Includes 204,819 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Overby is Vice President of Finance and Chief Financial Officer of Adept.

(10) Includes 25,000 shares of common stock which may be acquired upon exercise of options which will become exercisable within 60 days of November 6, 2003. Mr. Bucher is Chief Executive Officer and Chairman of the Board of Directors of Adept.

(11) Ms. Alstott served as Vice President, Operations of Adept until August 9, 2002 and terminated her employment with Adept as of October 4, 2002.

(12)     Mr. Pomeroy resigned as a director of Adept effective January 15, 2003.

(13) Represents 30,561 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Mock is a director of Adept.

(14) Represents 27,561 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Kelly is a director of Adept.

(15) Includes 16,561 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003. Mr. Codd is a director of Adept.

(16) Includes 901,888 shares of common stock which may be acquired upon exercise of options which are presently exercisable or will become exercisable within 60 days of November 6, 2003.


Disclosure   regarding   "Securities   Authorized   for  Issuance  under  Equity
Compensation Plans" in included in Adept's Annual Report on Form 10-K/A filed with the SEC on October 8, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

         Adept entered into an employment agreement dated November 3, 2003, referred to as the Employment Agreement, with Mr. Robert H. Bucher. The Employment Agreement provides, among other things, for Mr. Bucher's employment as Chief Executive Officer at an initial base salary of $300,000 per year. Mr. Bucher, who began serving as Chief Executive Officer of Adept effective November 4, 2003, is an employee of Adept's Canadian wholly-owned subsidiary. Mr. Bucher is also provided interim travel and relocation assistance including travel reimbursement of up to $4,000 per month, plus the difference between accumulated travel reimbursements and $50,000 upon Mr. Bucher's relocation. Under the Employment Agreement, Mr. Bucher is also eligible to earn annual variable incentive compensation in an amount up to 100% of his base salary, subject to Mr. Bucher and Adept achieving certain individual and corporate performance goals to be determined. Any amount of incentive compensation earned by Mr. Bucher becomes payable only upon Adept achieving a specified level of cumulative positive cash flow. The Employment Agreement also provided for the grant of a stock option for 600,000 shares of common stock under Adept's 2001 Stock Option Plan. The option was granted to Mr. Bucher on November 3, 2003. In addition to the above grant, the Employment Agreement provides for the potential grant of a stock option for 50,000 shares of common stock under Adept's 2001 Stock Option Plan upon the achievement of specific goals to be mutually determined by Mr. Bucher and the Compensation Committee. In the event of a change in control of Adept, as defined in the 2001 Stock Option Plan, in which the surviving entity does not offer Mr. Bucher employment in a substantially identical capacity as Mr. Bucher's employment with Adept or one of its subsidiaries immediately prior to the change of control with substantially similar compensation to the compensation being paid to Mr. Bucher at the time of such change in control, Mr. Bucher will be granted a lump sum payment of six months' base salary and vesting will accelerate as to 1/4th of the aggregate options granted to Mr. Bucher under the Employment Agreement (which is equivalent to an additional 12 months of vesting).

         On April 27, 1998, Adept loaned Marcy Alstott the sum of $300,000 under a promissory note. Except in certain circumstances, Adept agreed to forgive the loan at a rate of 10% per year beginning on March 23, 1999 and in the event that Ms. Alstott terminated her employment after March 28, 2002 or was terminated by Adept, the principal balance of the loan was no longer an obligation of Ms. Alstott. Ms. Alstott was obligated to pay interest annually on the note based upon the applicable federal short-term rate for each six-month period beginning May 1, 1999. Ms. Alstott ceased to be an executive officer of Adept on August 9, 2002. At the time of termination of her employment in October 2002, the balance on the loan was $180,000 and the loan was forgiven by Adept in full during fiscal 2003 pursuant to the terms of the 1998 promissory note and her severance agreement with Adept.

         Effective September 2002, Adept entered into a Severance Agreement and Release of All Claims with Ms. Alstott. Ms. Alstott's employment with Adept terminated on October 4, 2002 and as part of a severance package, Adept paid Ms. Alstott $126,750 in severance and a one-time payment of $53,000, representing loan forgiveness and tax reimbursement for 2003 per the terms of her April 1998 promissory note to Adept, plus medical insurance coverage through November 2002. In return for these payments and benefits, Ms. Alstott agreed to release Adept from any potential claims.

         Pursuant to a Securities Purchase and Investor Rights Agreement, dated as of October 22, 2001, between JDS Uniphase, a worldwide optical technology company (Nasdaq: JDSU), and Adept, JDS Uniphase purchased in a private equity financing 78,000 shares of Adept's Series A Preferred and 22,000 shares of Adept's Series B Preferred for a purchase price of $25 million. Copies of the relevant documents for the private placement of preferred stock were filed as exhibits to Adept's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001 filed with the SEC. As part of this agreement, JDS Uniphase agreed that for so long as it beneficially owns at least 5% of Adept's voting securities, JDS Uniphase will vote all of its shares for Adept management's nominees for the board of directors and in accordance with the recommendation of Adept's board of directors with respect to any merger, combination, reorganization, acquisition or sale of assets or securities, except if such transaction would, in the reasonable judgment of JDS Uniphase's board of directors, materially impair the value of its equity interest in Adept. For all other transactions or matters, JDS Uniphase will vote its shares in the same manner and proportion as the votes cast by a majority of the outstanding shares of common stock, excluding all shares held by JDS Uniphase and its affiliates. JDS Uniphase is currently the beneficial owner of 100% of Adept's outstanding preferred stock and, as a result, beneficially owns over 5% of Adept's outstanding common stock.

         In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. The purpose of the joint development agreement was to formalize the relationship between Adept and JDS Uniphase, provide a mechanism to share technology and development ideas while preserving and protecting each other's intellectual property for the industries each party served. Under this agreement, Adept was obligated to work with JDS Uniphase's internal automation organization, referred to as Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1,000,000 each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and termination of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1,000,000 promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity, first to repayment of the outstanding balance under the promissory note. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred shareholder or convert the preferred stock into shares of Adept common stock. JDS Uniphase waived this obligation of Adept in October 2003.

         In August 2002, Adept engaged Broadview International, LLC, an international mergers and acquisitions advisory firm, to assist Adept in evaluating its current business and strategic focus as well as to assess possible partners that would be synergistic when combined with Adept. Mike Kelly, a director of Adept, is currently Vice-Chairman and has served as a managing director of Broadview International, LLC. The engagement of Broadview International, LLC, was approved by a majority of the disinterested members of the board of directors. Adept paid a $50,000 engagement fee to Broadview in October 2002. In early 2003, the engagement was terminated by its terms. The engagement agreement with Broadview provided that, subject to certain exceptions, Broadview would be entitled to payment of a success fee in the event that a transaction was completed within one year of the agreement's termination date with a party with whom contact was initiated or developed by Broadview, Adept or a third party prior to the termination date. Broadview has agreed to waive any obligation of Adept to pay any success fee or other compensation to which Broadview may have been or otherwise be entitled under the agreement as a result of any transaction completed after the termination date. There is no further fee, expense reimbursement or other compensation owing under the engagement agreement, and no compensation will be payable to Broadview for any transaction which may be completed by Adept.

         On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities who was not affiliated with Adept. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our
Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. Finally, under the lease amendment the Company agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose and Livermore at the landlord's option, provided that the new facility is comparable and upon providing the Company reasonable notice and paying the Company's moving expenses. In connection with the lease restructuring, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0%, which is subordinated to our receivables purchase facility with Silicon Valley Bank. Principal and interest are payable in cash, unless the landlord elects to convert the note into the Company's common stock, in which case interest on the principal amount converted will be paid, at the election of the Company, in cash, by converting such interest into principal amount or by issuance of Company common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights and co-sale rights in equity sales by Adept or its management. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay its obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent. Adept continues to lease its Livermore facilities from Tri-Valley Campus LLC, and lease payments for fiscal 2004 are expected to be approximately $1.0 million.

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

          3.3 Amended and Restated Bylaws of the Registrant, as amended to date.

          3.4 Statement of Preferences of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the fiscal quarter ended September 29, 2001 (the "2002 First Quarter 10-Q")).

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

         10.19*   2001 Stock Option Plan  (incorporated  by reference to Exhibit
                  4.1 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 11, 2001 (No. 333-71374).

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

         10.27*   Robert H. Bucher Offer Letter dated November 3, 2003.

         21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the 2003 Form 10-K).

         23.1     Consent of Independent Auditors  (incorporated by reference to
                  Exhibit 23.1 to the 2003 Form 10-K).

         24.1     Power of Attorney (See Signature Page to this Form 10-K/A).

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

         32.1 Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant's 2003 Form 10-K).

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

                             ADEPT TECHNOLOGY, INC.

                                     By: /s/ Michael W. Overby
                                         ---------------------
                                         Michael W. Overby
                                         Vice President, Finance and
                                         Chief Financial Officer


                                     By: /s/ Robert H. Bucher
                                         --------------------
                                         Robert H. Bucher
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

Date: November 11, 2003

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Bucher and Michael W. Overby and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                   Title                                 Date
           ---------                                   -----                                 ----
     /s/ Robert H. Bucher        Chairman of the Board of Directors and Chief       November 11, 2003
     --------------------        Executive Officer (Principal Executive Officer)
      (Robert H. Bucher)


     /s/ Michael W. Overby       Vice President, Finance and Chief Financial        November 11, 2003
     ---------------------       Officer (Principal Financial and Accounting
      (Michael W. Overby)        Officer)



     /s/ Brian R. Carlisle       President and Director                             November 11, 2003
     ---------------------
      (Brian R. Carlisle)


     /s/ Bruce E. Shimano        Vice President, Research and Development,          November 11, 2003
     --------------------        Secretary and Director
      (Bruce E. Shimano)


     /s/ Ronald E. F. Codd       Director                                           November 11, 2003
     ---------------------
      (Ronald E. F. Codd)


     /s/ Michael P. Kelly        Director                                           November 11, 2003
     --------------------
      (Michael P. Kelly)


       /s/ Cary R. Mock          Director                                           November 11, 2003
       ----------------
        (Cary R. Mock)

                                INDEX TO EXHIBITS

3.3      Amended and Restated Bylaws of the Registrant, as amended to date.

10.27*   Robert H. Bucher Offer Letter dated November 3, 2003.

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