Form 10-Q
period 2003-09-27
ADEPT TECHNOLOGY INC
filed 2003-11-12
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

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

YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES [_] NO [X ]

The number of shares of the Registrant's common stock outstanding as of November 6, 2003 was 15,447,911.

                             ADEPT TECHNOLOGY, INC.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements

 Condensed Consolidated Balance Sheets
 September 27, 2003 and June 30, 2003 .....................................    3


 Condensed Consolidated Statements of Operations
 Three months ended September 27, 2003 and September 28, 2002 .............    4


 Condensed Consolidated Statements of Cash Flows
 Three months ended September 27, 2003 and September 28, 2002 .............    5


 Notes to Condensed Consolidated Financial Statements .....................    6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................   13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk .......   35

 Item 4. Controls and Procedures ..........................................   35


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings ................................................   36

 Item 2.  Changes in Securities and Use of Proceeds .......................   36

 Item 6. Exhibits and Reports on Form 8-K .................................   36

 Signatures ...............................................................   38

 Index to Exhibits ........................................................   39

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                     September 27,         June 30,
                                                                                                         2003                2003
                                                                                                       ---------          ---------
                                                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ...............................................................         $   2,643          $   3,234
     Accounts receivable, less allowance for doubtful accounts of $1,364 at
          September 27, 2003 and $1,124 at June 30, 2003 .....................................            12,104             10,948
     Inventories .............................................................................             7,198              7,122
     Prepaid assets and other current assets .................................................             1,040                717
                                                                                                       ---------          ---------
         Total current assets ................................................................            22,985             22,021

Property and equipment at cost ...............................................................            11,657             11,751
Less accumulated depreciation and amortization ...............................................             9,025              8,591
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             2,632              3,160
Goodwill .....................................................................................             7,671              7,671
Other intangibles, net .......................................................................               998              1,176
Other assets .................................................................................             1,662              1,753
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  35,948          $  35,781
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
(DEFICIT) Current liabilities:
     Accounts payable ........................................................................         $   7,612          $   6,094
     Accrued payroll and related expenses ....................................................             1,168              1,535
     Accrued warranty ........................................................................             2,006              1,833
     Deferred revenue ........................................................................               959              1,145
     Accrued restructuring charges ...........................................................             3,040              3,122
     Accrued liabilities related to business acquisitions ....................................               113                135
     Short term debt .........................................................................               936                 97
     Other accrued liabilities ...............................................................               598                879
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            16,432             14,840

Long term liabilities:
     Restructuring charges ...................................................................               274                383
     Subordinated convertible note ...........................................................             3,000              3,000
     Income tax payable ......................................................................             1,890              1,988
     Other long term liabilities .............................................................             2,189              2,153

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, 100 shares issued and outstanding at
  September 27, 2003 and June 30, 2003 (liquidation preference  - $25,000) ...................            25,000             25,000

Shareholders' equity (deficit):
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ...................................              --                 --
 Common stock, no par value:
      70,000 shares authorized, 15,410 and 15,392 shares issued and outstanding
      at September 27, 2003 and June 30, 2003, respectively ..................................           108,874            108,868
 Accumulated deficit .........................................................................          (121,711)          (120,451)
                                                                                                       ---------          ---------
      Total shareholders' equity (deficit) ...................................................           (12,837)           (11,583)
                                                                                                       ---------          ---------
      Total liabilities, redeemable convertible preferred stock and shareholders'
        equity (deficit) .....................................................................         $  35,948          $  35,781
                                                                                                       =========          =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                         Three months ended
                                                   September 27,   September 28,
                                                        2003           2002
                                                      --------       --------
Net revenues .....................................    $ 11,817       $ 10,275
Cost of revenues .................................       7,445          8,256
                                                      --------       --------
Gross margin .....................................       4,372          2,019
Operating expenses:
      Research, development and engineering ......       1,862          3,522
      Selling, general and administrative ........       3,447          6,445
      Restructuring charges ......................        --            1,136
      Amortization of intangible assets ..........         178            150
                                                      --------       --------
Total operating expenses .........................       5,487         11,253
                                                      --------       --------

Operating loss ...................................      (1,115)        (9,234)

Interest income (expense), net ...................        (132)           179
                                                      --------       --------

Loss before income taxes .........................      (1,247)        (9,055)
Provision for income taxes .......................          13             31
                                                      --------       --------
Net loss .........................................    $ (1,260)      $ (9,086)
                                                      ========       ========

Basic and diluted net loss per share .............    $  (0.08)      $  (0.63)
                                                      ========       ========

Number of shares used in computing per share amounts:

      Basic ......................................      15,395         14,327
                                                      ========       ========
      Diluted ....................................      15,395         14,327
                                                      ========       ========

                             See accompanying notes

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                      Three months ended
                                                                                                  ---------------------------
                                                                                                September 27,     September 28,
                                                                                                    2003               2002
                                                                                                  --------           --------
Operating activities
  Net loss                                                                                        $ (1,260)          $ (9,086)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                                       543                720
    Amortization of intangibles                                                                        178                150
    Asset impairment charges                                                                          --                   15
    Loss on disposal of property and equipment                                                          21                  1
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable                                                                          (1,155)             1,407
       Inventories                                                                                     (76)               644
       Prepaid expenses and other current assets                                                      (324)              (628)
       Other assets                                                                                     91             (1,523)
       Accounts payable                                                                              1,518              1,921
       Other accrued liabilities                                                                       156               (127)
       Accrued restructuring charges                                                                  (191)              (110)
       Other long term liabilities                                                                     (62)             1,473
                                                                                                  --------           --------
   Net cash used in operating activities                                                              (561)            (5,143)
                                                                                                  --------           --------

Investing activities
  Business acquisitions, net of cash acquired                                                         --                  (89)
  Purchase of property and equipment, net                                                              (36)              (145)
  Purchases of short-term available-for-sale investments                                              --               (9,275)
  Sales of short-term available-for-sale investments                                                  --               12,775
                                                                                                  --------           --------
  Net cash provided by (used in) investing activities                                                  (36)             3,266
                                                                                                  --------           --------

Financing activities
  Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                                          6               --
                                                                                                  --------           --------
  Net cash provided by financing activities                                                              6               --
                                                                                                  --------           --------

 Decrease in cash and cash equivalents                                                                (591)            (1,877)
 Cash and cash equivalents, beginning of period                                                      3,234             17,375
                                                                                                  --------           --------
 Cash and cash equivalents, end of period                                                         $  2,643           $ 15,498
                                                                                                  ========           ========

Supplemental disclosure of cash flow activity:
   Cash paid for interest                                                                         $     30           $      3
   Cash paid for income taxes                                                                     $     22           $   --

Supplemental disclosure of non-cash financing activity:
   Issuance of common stock pursuant to terms of Meta acquisition agreement                       $   --             $    825
   Issuance of common stock into escrow pursuant to terms of line of credit
     agreement with Meta shareholder*                                                             $   --             $    113

*On March 10, 2003, the Company and the former shareholder of Meta terminated the $800,000 loan agreement and the Company cancelled the 100,000 shares, valued at $113,000, issued into escrow

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature, except as discussed in these notes. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in Adept Technology, Inc.'s ("Adept" or the "Company") Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003 and amended by Forms 10-K/A filed on October 8, 2003 and November 12, 2003.

The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

Although revenue increase in the first quarter of fiscal 2004, the Company has experienced declining revenues in each of the last two fiscal years and has incurred operating losses in the first quarter of fiscal 2004 and in each of the last four fiscal years. During these periods, the Company has also consumed significant cash and other financial resources, and presently has minimal liquidity. The Company had a net capital deficiency of $12.8 million at September 27, 2003. In response to these conditions, the Company reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. These adjustments to its operations have also significantly reduced its cash consumption. Finally, the Company has accelerated the phase-in of newer generation products, which the Company expects will increase margins and reduce the amount of inventory that Adept will need to maintain. In addition, the Company is seeking various debt and equity financing alternatives to improve its near term liquidity, and continues to pursue additional outside sources of financing to address future working capital requirements.

The Company is currently litigating with the landlord of its San Jose facility regarding its lease obligations for that facility. The Company has vacated and no longer pays rent on this facility. As of June 30, 2003, the Company had recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, it has not reserved the cash associated with such unpaid rent expenses. The Company's cash usage for the first quarter of fiscal 2004 and its expectations for cash usage for the second quarter of fiscal 2004 are significantly impacted by its nonpayment of rent for this facility. The landlord has claimed that damages exceed $2.9 million. If the Company receives a material adverse judgment or interim ruling in the San Jose lease litigation and does not have control of the timing of the payments of any such judgment, it would not have sufficient cash to meet its obligations and therefore, it may be required to cease operations.

Even if the Company does not receive an adverse judgment or interim ruling in, or successfully settle, the San Jose lease litigation, if the results of its search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all, the Company will be forced to curtail its operations and the Company would not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute its strategic growth plan, pursue acquisitions that would complement its existing product offerings or enhance its technical capabilities to fully execute its business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Even if the Company completes a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

In April 2003, as a result of the delisting and the resulting additional cost and administrative requirements of maintaining the ESPP, the Board of Directors suspended future offering periods until a further determination could be made to recommence offering periods under the ESPP in compliance with applicable law. In September 2003, the Board of Directors reopened offerings under the ESPP to participation by employees effective for a 12 month offering subject to compliance with applicable federal and state securities laws.

The condensed consolidated financial statements have been prepared assuming that Adept will continue as a going concern. However, Adept has incurred recurring operating losses, has a net capital deficiency and has experienced a declining cash balance, which has adversely affected its liquidity and these conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Derivative Financial Instruments

A foreign currency hedging program was used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. Adept recognized losses of $93,600 for the three months ended September 28, 2002. As of March 2003, the Company determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, the Company suspended its foreign currency hedging program in March 2003.


2. Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. The Company held no investments at September 27, 2003.


3. Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                                 September 27,          June 30,
              (in thousands)                         2003                2003
                                                    ------              ------
Raw materials ..........................            $3,051              $2,422
Work-in-process ........................             2,655               1,858
Finished goods .........................             1,492               2,842
                                                    ------              ------
                                                    $7,198              $7,122
                                                    ======              ======

4. Warranties

The Company offers a two year parts and one year labor limited warranty for all of its hardware component products. The specific terms and conditions of those warranties are set forth in the Company's "Terms and Conditions of Sale", which is published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's product liability during fiscal 2004 are as follows:

                                                        Three months ended
                                                     -----------------------
                                                   September 27,   September 28,
              (in thousands)                           2003            2003
                                                     -------         -------
Balance at beginning of fiscal year                  $ 1,833         $ 1,566
Warranties issued                                        323             252
Additional warranty provision                           --              --
Warranty claims                                         (150)           (163)
Changes in liability for pre-existing
  warranties including expirations                      --               (15)
                                                     -------         -------
Balance at end of period                             $ 2,006         $ 1,669
                                                     =======         =======

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                       September 27,    June 30,
                  (in thousands)                           2003           2003
                                                          -------        -------
Cost:
Machinery and equipment ..........................        $ 2,958        $ 3,023
Computer equipment ...............................          5,855          5,865
Office furniture and equipment ...................          2,844          2,863
                                                          -------        -------
                                                           11,657         11,751
Accumulated depreciation and amortization ........          9,025          8,591
                                                          -------        -------
Net property and equipment .......................        $ 2,632        $ 3,160
                                                          =======        =======

6. Financing Arrangements

On March 21, 2003, the Company and Silicon Valley Bank ("SVB") entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company may sell certain of its receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. In connection with the Purchase Agreement, the Company granted to SVB a security interest in substantially all of its assets. Additionally, the Company issued Silicon Valley Bank a warrant to purchase 100,000 shares of Adept's common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 by the Company using the Black Scholes model. As of September 27, 2003, the warrant has not been exercised. As of September 27, 2003, the Company had $936,000 outstanding under the Purchase Agreement. The Purchase Agreement includes certain covenants with which the Company must comply. The Company is required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. The Company cannot transfer or grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to the Company. Certain of the Company's wholly-owned subsidiaries were also required to execute a guaranty of all the Company's obligations to SVB. Since the Company's obligation to repay SVB is not conditioned on the collection of the related accounts receivable balances, the Company has recorded the amounts due under this agreement in current liabilities. Adept is required to meet certain covenants as defined by the Purchase Agreement. Adept was in compliance with these covenants as of September 27, 2003.

On August 6, 2003, the Company completed a lease restructuring with Tri-Valley Campus LLC, the landlord for its Livermore, California corporate headquarters and facilities, which has significantly reduced the Company's quarterly lease expenses. Under the lease amendment, the Company was released of its lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of its Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. Finally, under the lease amendment the Company agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord's option, provided that the new facility is comparable and upon providing the Company reasonable notice and paying the Company's moving expenses.

In connection with the lease restructuring, the Company issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord, bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the note into the Company's common stock, in which case interest on the principal amount converted will be paid, at the election of the Company, in cash, by converting such interest into principal amount or by issuance of Company common stock. The note is convertible at any time at the option of the holder into the Company's common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or its management. This liability was recorded as long term Subordinated Convertible Note in the accompanying balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of the Company, the Company's failure to pay its obligations under the note when due, the Company's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to the Company's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

7. Accrued Restructuring Charges

The following table summarizes the Company's accrued restructuring costs at September 27, 2003:

                                                       Amounts
                                         Balance      Utilized       Balance
                                         June 30,     Q1 Fiscal    September 27,
         (in thousands)                    2003          2004          2003
                                          ------        ------        ------
                                                         Cash
Employee severance costs .............    $  184        $   45        $  139
Lease commitments ....................     3,321           146         3,175
                                          ------        ------        ------
  Total ..............................    $3,505        $  191        $3,314
                                          ======        ======        ======

The Company did not incur any restructuring charges for the three months ended September 27, 2003. At September 27, 2003, the accrued restructuring balance of $3.3 million consists of restructuring charges taken during fiscal 2002 and fiscal 2003 and is comprised entirely of cash charges that are expected to be paid over the next nine quarters, primarily against non-cancelable lease commitments.

8. Legal Proceedings

In March 2003, Adept vacated its San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint makes a claim for unspecified damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of its costs and attorney's fees. Adept answered the complaint on July 15, 2003 and is vigorously defending the lawsuit. As the Company has vacated this facility, it recorded expense in the amount of $2.3 million, in fiscal 2003, for the remaining unpaid rent associated with this lease; however, the Company has not set aside the cash associated with such unpaid rent expenses, thus in the event that the Company receives an adverse judgment or interim ruling in the San Jose lease litigation in excess of its cash balance and does not have control of the timing of the payments, the Company would not have sufficient cash to meet such obligations otherwise due and therefore, it may be required to cease operations. Since filing the complaint, plaintiff has disclosed in court filings that its estimated damages exceed $2.9 million.

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

9. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDS Uniphase Corporation of $25.0 million of its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred") and 22,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), collectively (the "Preferred Stock"). Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on its common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of the Company's common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). The Company has agreed to use its reasonable efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of Adept's common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of Adept's common stock immediately preceding the conversion date ("Conversion Date Price"). However, as a result of a waiver of events of default by the preferred stockholder other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept such as a shareholder-approved plan of liquidation or unapproved takeover, the denominator for the determination of the conversion rate with respect to the Series B Preferred shall not be less than $4.09 and with respect to the Series A Preferred shall not be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of the outstanding voting securities of Adept. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of Adept's outstanding voting securities. As a result, as the number of outstanding shares of Adept increases, including as the result of the exercise or conversion of options, warrants or convertible notes and as the number of shares held by the preferred stockholder decreases, the number of shares into which the preferred stock may be convertible proportionately increases. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted subject to the terms of the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Barring the occurrence of certain liquidity events that are not approved by the Board of Directors of Adept, such as a shareholder approved plan of liquidation or unapproved takeover, if the Conversion Date Price on the Automatic Conversion Date is lower than $2.05, then the denominator for the calculation of the conversion of the Preferred Stock described above will be $4.09 for the Series B Preferred Stock and $2.05 for the Series A Preferred Stock. In addition, because accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, as described above, barring the prior occurrence of such a liquidity event, no cash dividends will be payable at the Automatic Conversion Date.

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

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, Adept was obligated to work with JDS Uniphase's internal automation organization, OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and shutdown of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. This right was waived by JDS
Uniphase in connection with the Company's line of credit with Silicon Valley Bank and the convertible note issued by the Company to its landlord. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to use its reasonable efforts to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept's common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock, but JDS Uniphase has waived this right in connection with the Company's annual meeting. The $1.0 million promissory note is included in other long-term liabilities on the accompanying balance sheet.

10. Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109. For the quarter ended September 27, 2003, the Company recorded a tax provision related to its state franchise taxes and the operations of its Singapore branch.

11. Goodwill and Intangible Assets

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five successive fiscal years related to the intangible assets subject to amortization.


           (in thousands)                     As of September 27, 2003
                                        -------------------------------------
                                    Gross Carrying   Accumulated    Net Carrying
   Amortized intangible assets          Amount      Amortization       Amount
                                        ------      ------------       ------
Developed technology                   $ 2,532        $(1,597)        $   935
Non-compete agreements                     380           (317)             63
                                       -------        -------         -------
   Total                               $ 2,912        $(1,914)        $   998
                                       =======        =======         =======


The aggregate amortization expense for three months ended September 27, 2003 totaled $178,000 and the estimated amortization expense for the next five years are as follows:

       (in thousands)                                 Amount
                                                   -----------
Remaining for fiscal year 2004                             504
For fiscal year 2005                                       267
For fiscal year 2006                                       195
For fiscal year 2007                                        33
                                                   -----------
                                                   $       998
                                                   ===========

The have been no changes to the carrying amount of goodwill for the quarter ended September 27, 2003:

             (in thousands)                Components     Solutions       Total
                                           ----------     ---------       -----
Balance at June 30, 2003                      $3,176        $4,495        $7,671
Changes to goodwill                             --            --            --
                                              ------        ------        ------
Balance at September 27, 2003                 $3,176        $4,495        $7,671
                                              ======        ======        ======

There is no goodwill related to the Services and Support segment.

12. Net Loss per Share

Basic net loss per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three months ended September 27, 2003 and September 28, 2002, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive.

                                                         Three months ended
                                                  ------------------------------
            (in thousands)                        September 27,    September 28,
                                                      2003             2002
                                                    --------         --------
Net loss .....................................      $ (1,260)        $ (9,086)
Basic and diluted shares outstanding .........        15,395           14,327
                                                    ========         ========
Basic and diluted net loss per share .........      $  (0.08)        $  (0.63)
                                                    ========         ========


13. Impact of Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133,"Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative
(2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial position or results of operations.

14. Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net earnings, and net earnings per share would be as follows:


                                                        Three months ended
                                                      ----------------------
              (in thousands)                        September 27, September 28,
                                                        2003          2002
                                                      --------      --------
Net loss, as reported .............................   $ (1,260)     $ (9,086)
Deduct:  Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .....       (518)       (1,054)
                                                      --------      --------
Pro forma net loss ................................   $ (1,778)     $(10,140)
                                                      ========      ========

Basic and diluted loss per common share:
   As reported ....................................   $  (0.08)     $  (0.63)
                                                      ========      ========
   Pro forma ......................................   $  (0.12)     $  (0.71)
                                                      ========      ========

15. Segment Information

Adept's chief operating decision maker is its Chief Executive Officer, or CEO. Adept's CEO reviews the Company's consolidated results across three segments:
Components, Solutions and Services and Support.

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


                                                                                                       Three months ended
                                                                                              --------------------------------------
                                                                                              September 27,            September 28,
                          (in thousands)                                                           2003                      2002
                                                                                                 --------                  --------
Revenue:
Components .....................................................................                 $  6,384                  $  6,020
Solutions ......................................................................                    1,170                       978
Services & Support .............................................................                    4,263                     3,277
                                                                                                 --------                  --------
Total revenue ..................................................................                 $ 11,817                  $ 10,275
                                                                                                 ========                  ========
Operating income (loss):
Components .....................................................................                 $   (201)                 $ (2,296)
Solutions ......................................................................                      146                    (1,170)
Service and Support ............................................................                    1,412                       435
                                                                                                 --------                  --------
Segment income (loss) ..........................................................                    1,357                    (3,031)
Unallocated research, development and engineering
  and selling, general and administrative ......................................                   (2,294)                   (4,917)
Restructuring charges ..........................................................                     --                      (1,136)
Amortization of intangibles ....................................................                     (178)                     (150)
Interest income ................................................................                       19                       182
Interest expense ...............................................................                     (151)                       (3)
                                                                                                 --------                  --------
Loss before income taxes .......................................................                 $ (1,247)                 $ (9,055)
                                                                                                 ========                  ========

16.      Comprehensive Income

For the three months ended September 27, 2003 and September 28, 2002, there were no significant differences between the Company's comprehensive loss and its net loss.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

         o our estimates regarding our capital requirements and our needs for, and ability to obtain, additional financing;

         o        our  ability  to  successfully   renegotiate  certain  of  our
                  facilities lease obligations;

         o        results of our litigation matters;

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


                                    OVERVIEW

We provide intelligent production automation solutions, components and services to our customers in many industries including the food, electronics/communications, automotive and industrial, semiconductor, and original equipment manufacturer, or OEM, industries. During the quarter ended September 27, 2003, product revenue mix was comprised of the following: 28% in electronics/communications, 26% in food and pharmaceuticals, 18% in automotive and industrial, 7% in semiconductor, and 21% in OEM. During the quarter year ended September 28, 2002, product revenue mix was comprised of the following:
16% in electronics/communications, 24% in food and pharmaceuticals, 24% in automotive and industrial, 14% in semiconductor, 18% in OEM and 4% in all others. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation that reduces the time and cost to design, engineer and launch products into high-volume production. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2003, we introduced Amps in Base
(AIB) technology with our line of Cobra robots, which are our highest volume Scara robots, and we expect this to have a significant positive impact on our gross margins during fiscal 2004 and beyond, specifically in our Components and Solutions segments.

International sales generally comprise between 30% and 50% of our total revenues for any given quarter.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended September 27, 2003. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 27, 2003. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003, and amended by Forms 10-K/A filed on October 8, 2003 and November 12, 2003.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which has significantly reduced our quarterly lease expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. Finally, under the lease amendment we agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord's option, provided that the new facility is comparable and that the landlord gives Adept reasonable notice and pays our moving expenses.

In connection with the lease restructuring, we issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the note into our common stock, in which case interest on the principal amount converted will be paid, at the election of the Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or its management. This liability was recorded as long term Subordinated Convertible Note in the accompanying balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay our obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay our obligations under the note, or a change of control of Adept without the landlord's consent.

In April 2003, as a result of the delisting and the resulting additional cost and administrative requirements of maintaining the ESPP, the Board of Directors suspended future offering periods until a further determination could be made to recommence offering periods under the ESPP in compliance with applicable law. In September 2003, the Board of Directors reopened offerings under the ESPP to participation by employees effective for a 12 month offering subject to compliance with applicable federal and state securities laws.

On November 4, 2003, we announced the appointment of Robert Bucher as our new Chairman and Chief Executive Officer. He succeeds Brian Carlisle, who had been Chairman and Chief Executive Officer since he co-founded Adept in 1983. Mr. Carlisle will continue as a director of Adept and serve as Adept's President, reporting to Mr. Bucher.

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

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

         o        revenue recognition;

         o        allowance for doubtful accounts;

         o        inventories;

         o        warranty reserve;

         o        goodwill and other intangible assets;

         o        identified intangible assets; and

         o        deferred tax valuation allowance.


Revenue Recognition. We recognize product revenue, in accordance with Staff Accounting Bulletin 101, ("SAB 101"), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In Japan, we sell our products through a reseller, and we have separate agreements with this reseller for each of our product lines that it sells. For all RDA Real-Time Control and RDA Mechanical Components with this reseller, we have a pass-through arrangement, such that under this arrangement, we defer 100% of the revenue upon shipment and the reseller is not obligated to remit payment to us until they receive payment from the end user. When all other aspects of SAB 101 have been satisfied, we recognize revenue upon payment from the end user. For all other product lines, no pass-through arrangement exists. For these products we follow our normal revenue recognition policies.

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

Results of Operations

Three Months Ended September 27, 2003 and September 28, 2002

Net revenues. Our net revenues increased by 15.0% to $11.8 million for the three months ended September 27, 2003 as compared to $10.3 million for the three months ended September 28, 2002. The increase reflects revenue growth across all three of our business segments. Solutions revenue grew 20.0% primarily driven by increased shipments to customers in the semiconductor and disk drive markets. Components revenue grew 18.6% largely as a result of end of life controller sales to a major OEM customer. We do not expect similar sales of end of life products for the remainder of fiscal 2004. Service revenue increased 9.2% primarily due to increased shipments of remanufactured and end of life products. These increases were offset in part by declines in applications and training revenue.

Our domestic sales totaled $6.7 million for the three months ended September 27, 2003, compared with $6.3 million for the three months ended September 28, 2002, an increase of 7.9%. This increase primarily reflects higher revenues in our Solutions business segment, primarily driven by activity in the semiconductor and disk drive markets. Our international sales totaled $5.1 million for the three months ended September 27, 2003, compared with $4.0 million for the three months ended September 28, 2002, an increase of 26.1%. This increase primarily reflects higher revenues in our Services business segment as customers invested in extending the useful life of existing equipment rather than commit capital expenditures to purchase new equipment. Domestic and international revenues between segments for the three months ended September 27, 2003 and September 28, 2002 are as follows:

                                         Three months ended
                                  ---------------------------------
                                  September 27,       September 28,
                                      2003                 2002
                                   -----------          -----------
Domestic revenue:
   Components                      $     3,225          $     3,304
   Solutions                             1,134                  763
   Services                              2,379                2,180
                                   -----------          -----------
   Total                           $     6,738          $     6,247

International revenue:
   Components                      $     3,159          $     2,716
   Solutions                                36                  215
   Services                              1,884                1,097
                                   -----------          -----------
     Total                         $     5,079          $     4,028


Gross margin. Gross margin as a percentage of net revenue was 37.0% for the three months ended September 27, 2003 compared to 19.6% for the three months ended September 28, 2002. The improvement in gross margin primarily reflects higher standard margins due to increased sales of higher margin products and lower fixed manufacturing expenses resulting from facilities consolidation and the restructuring of the lease obligations for our Livermore facilities as described in Overview.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 47.1% to $1.9 million, or 15.8% of net revenues, for the three months ended September 27, 2003 from $3.5 million, or 34.3% of net revenues, for the three months ended September 28, 2002. The decrease in expense for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Salary and related expenses were reduced by approximately $0.9 million for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 primarily as a result of a 35.8% reduction in headcount related to restructuring activities. Facilities expenses were reduced by $0.6 million as a result of facilities consolidation and the restructuring of the company's lease obligations for its Livermore facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million, or 29.2% of net revenues, for the three months ended September 27, 2003, as compared with $6.4 million, or 62.7% of net revenues, for the three months ended September 28, 2002.

The decrease in expense for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Salary and related expenses were reduced by approximately $1.8 million for the three months ended September 27, 2003 as compared to the three months ended September 28, 2002 primarily as a result of a 30.5% reduction in headcount related to restructuring activities. Facilities expenses were reduced by $0.8 million as a result of facilities consolidation and the restructuring of the company's lease obligations for its Livermore facilities. The decrease is also attributable to a $0.2 million reduction in corporate administrative expenses.

Accrued Restructuring Charges. We did not record any restructuring charges for the three months ended September 27, 2003. At September 27, 2003, the accrued restructuring balance of $3.3 million consists of restructuring charges made during fiscal 2002 and fiscal 2003 and is comprised entirely of cash charges that are expected to be paid over the next nine quarters, primarily against non-cancelable lease commitments.

The following table summarizes our accrued restructuring costs at September 27, 2003:

                                                        Amounts
                                          Balance       Utilized      Balance
                                          June 30,     Q1 Fiscal   September 27,
(in thousands)                              2003          2004          2003
                                           ------        ------        ------
                                                          Cash

Employee severance costs .............     $  184        $   45        $  139
Lease commitments ....................      3,321           146         3,175
                                           ------        ------        ------
  Total ..............................     $3,505        $  191        $3,314
                                           ======        ======        ======

Amortization of Goodwill and Other Intangibles. Other intangibles amortization was $0.2 million for the three months ended September 27, 2003 compared to $0.2 for the three months ended September 28, 2002. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis.

Interest Income (Expense). Net interest expense for the three months ended September 27, 2003 was $132,000 compared to net interest income of $179,000 for three months ended September 28, 2002. Interest expense for the three months ended September 27, 2003 primarily reflects charges incurred on advances received under the Silicon Valley Bank accounts receivable purchase facility. Interest expense also reflects interest accrued on the convertible note issued in connection with the Livermore lease restructuring and interest accrued on our $1.0 million promissory note owed to JDS Uniphase Corporation. Net interest income for the three months ended September 28, 2002 reflects the combined effect of higher interest rates and higher average cash balances compared to the three months ended September 27, 2003.

Provision for (Benefit) from Income Taxes. Our effective tax rate was less than 1% for the three months ended September 27, 2003 and less than 1% for the three months ended September 28, 2002. We recorded a tax provision related to our state franchise taxes and our Singapore subsidiary tax for the first quarter ended September 27, 2003, resulting in a 1% overall tax rate. For the three months ended September 28, 2002, the effective tax rate was based on estimates of the annual effective tax rate.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized a loss of $93,600 for the three months ended September 28, 2002. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to our decreased aggregate net exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources.

Although revenue did increase in the first quarter of fiscal 2004, we have experienced declining revenues in each of the last two fiscal years and incurred operating losses in the first quarter of fiscal 2004 and each of the last four fiscal years. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. However, Adept has incurred recurring operating losses, has a net capital deficiency and has experienced a declining cash balance, which has adversely affected its liquidity and these conditions raise substantial doubt about the our ability to continue as a going concern. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. These adjustments to our operations have significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results, but we cannot guarantee that they will be effective in permitting our ability to continue as a going concern. In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer term source of capital and generally improve our balance sheet and financial stability.

We are in a very precarious cash position, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of September 27, 2003, we had an aggregate cash balance of $2.6 million, and a short-term receivables financing credit facility of $1.75 million net, of which $0.9 million was outstanding and $0.8 million remained available under this facility. We currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner during the next twelve months allowing our continued operation. We expect our cash ending balance to be approximately $1.8 million at December 27, 2003. This cash forecast and Adept's continued ability to meet operating requirements during any quarter and as of the end of each quarter are predicated on the following critical assumptions. Recently, we have managed to finance our operating losses by converting non-cash working capital items such as accounts receivable and inventory, to cash, and consequently, these working capital components have been significantly reduced over the last several quarters. If the company continues to generate a loss from operations, it will become increasingly difficult to rely on funding these losses by liquidating working capital. Our ability to sustain operations through fiscal 2004 is predicated upon certain critical assumptions, including (i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we are able to favorably settle pending litigation related to our San Jose lease, including both the aggregate amount and the timing of any settlement payments, (iii) that we will not incur additional unplanned capital expenditures in fiscal 2004, (iv) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (v) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and (vi) that we will not incur unexpected significant cash outlays during any quarter.

Adept is currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. In fiscal 2003, we recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the first quarter of fiscal 2004 and our expectations for cash usage for the remainder of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. The landlord has claimed that damages exceed $2.9 million. If we receive a material adverse judgment or interim ruling in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if we do not receive an adverse judgment or interim ruling in the San Jose lease litigation, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all, we will be forced to curtail our operations and we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

As of September 27, 2003, we had working capital of approximately $6.6 million, including $2.6 million in cash and cash equivalents.

Cash and cash equivalents decreased $590,000 from June 30, 2003. Net cash used in operating activities of $560,000 was primarily attributable to the net loss and increases in accounts receivable and other current assets reduced by non-cash charges including depreciation and amortization offset in part by an increase in accounts payable and a decrease in restructuring accruals. The increase in accounts receivable reflects increased revenue from shipments made in the third month of the first quarter ended September 27, 2003 as compared to the prior quarter. The increase in accounts payable primarily reflects increased inventory receipts due to higher shipment volumes. The decrease in restructuring accruals is attributable to payments on lease commitments for vacated facilities. Cash used in investing activities during the quarter was $36,000, which is attributable to the purchase of property and equipment. Cash provided by financing activities of $6,000 is related to proceeds from the exercise of stock options.

On March 21, 2003, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Silicon Valley Bank ("SVB"), pursuant to which SVB may purchase certain of our receivables on a full recourse basis for an advance amount equal to 70% (such percentage may change at SVB's discretion) of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. Upon collection of the receivable and after deducting interest charges and allowed fees SVB will remit the balance of the remaining 30% of the invoice to the Company. In connection with the Purchase Agreement, we granted to SVB a security interest in substantially all of our assets. We also issued SVB a warrant to purchase an aggregate of 100,000 shares of our common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 by the Company using the Black Scholes model. As of September 27, 2003, the warrant has not been exercised. As of September 27, 2003, $936,000 was outstanding under the Purchase Agreement.

The Purchase Agreement includes certain covenants with which we must comply, including but not limited to the payment of a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables, the payment of our employee payroll and state and federal tax obligations as and when due, the provision to SVB of certain financial and other specified information on a periodic basis, and the maintenance of our deposit and investment accounts with SVB. In addition, we cannot transfer or grant a security interest in our assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against us an involuntary petition for relief, or make any transfers to any of our subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to us. Certain of our wholly-owned subsidiaries were also required to execute a guaranty of all of our obligations to SVB and all such guaranties have been executed. We will be deemed to be in default under the Purchase Agreement if we fail to timely pay any amount owed to SVB; in the event of our bankruptcy or an assignment for the benefit of creditors; if we become insolvent or are generally not paying our debts as they become due or we are left with unreasonably small capital; if any involuntary lien or attachment is issued against our assets that is not discharged within ten days; if we materially breach any of our representations or if we breach any covenant or agreement under the agreement which is not cured within three business days; if any event of default occurs under any agreement between us and SVB, any guaranty or subordination agreement executed in connection with the Purchase Agreement or any agreement between us and JDSU; or if there is a material adverse change in our business, operations or condition or a material impairment of our ability to pay our obligations under the agreement or of the value of SVB's security interest in our assets. In the event of a default under the Purchase Agreement, SVB may cease buying our receivables, Adept must repurchase upon SVB's demand any outstanding receivables and pay any obligations under the agreement, including SVB's costs. As of September 27, 2003, Adept was in compliance with the covenants in the purchase agreement.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. Both the Series A Preferred and the Series B Preferred are entitled to annual dividends at a rate of $15 per share. Dividends are cumulative, and accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the statement of preferences of the Preferred Stock, such as a change of control or liquidation or dissolution of Adept. No dividends on our common stock may be paid until dividends for the fiscal year and any prior years on the Preferred Stock have been paid or set apart, and the Preferred Stock will participate in any dividends paid to the common stock on an as-converted basis. The Preferred Stock may be converted into shares of our common stock at any time, and in the absence of a liquidity event or earlier conversion or redemption, will be converted into common stock upon October 29, 2004 (the "Automatic Conversion Date"). We have agreed to use our reasonable commercial efforts to seek shareholder approval to extend this Automatic Conversion Date for the Preferred Stock until October 29, 2005. The Preferred Stock may be converted into shares of our common stock at a rate of the initial purchase price divided by a denominator equal to the lesser of $8.18, or 75% of the 30 day average closing price of our Common Stock immediately preceding the conversion date. However, as a result of a waiver of events of default by the preferred stockholder, other than in connection with certain liquidity events that are not approved by the Board of Directors of Adept, such as a bankruptcy or an unapproved takeover, the denominator for the determination of the conversion rate with respect to the Series B Preferred shall not be less than $4.09 and with respect to the Series A Preferred shall not be less than $2.05, even if the Conversion Date Price is less than $4.09 and $2.05, respectively. With respect to the Series A Preferred, the conversion price could potentially be less than the fair value of the common stock at the date the preferred stock was issued. The resulting beneficial conversion amount, if any, would be recorded as a preferred stock dividend and shown as a reduction in net income applicable to common shareholders. The Preferred Stock shall not be convertible, in the aggregate, into 20% or more of our outstanding voting securities and no holder of Preferred Stock may convert shares of Preferred Stock if, after the conversion, the holder will hold 20% or more of our outstanding voting securities. Shares not permitted to be converted remain outstanding, unless redeemed, and become convertible when such holder holds less than 20% of our outstanding voting securities. As a result, as the number of outstanding shares of common stock of Adept increases, including as the result of the exercise or conversion of options, warrants or convertible notes and as the number of shares held by the preferred stockholder decreases, the number of shares into which the Preferred Stock may be convertible proportionately increases. The Preferred Stock has voting rights equal to the number of shares into which the Preferred Stock could be converted as determined in the designation of preferences assuming a conversion rate of $250.00 divided by $8.18.

Barring the occurrence of certain liquidity events that are not approved by the Board of Directors of Adept, such as a shareholder-approved plan of liquidation or an unapproved takeover, if the Conversion Date Price on the Automatic Conversion Date is lower than $2.05, then the denominator for the calculation of the conversion of the Preferred Stock described above will be $4.09 for the Series B Preferred Stock and $2.05 for the Series A Preferred Stock. In addition, because accrued and unpaid dividends are payable only in the event of certain liquidity events as defined in the designation of preferences of the Preferred Stock, as described above, barring the prior occurrence of such a liquidity event, no cash dividends will be payable at the Automatic Conversion Date.

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

In December 2002, Adept and JDS Uniphase agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, we were obligated to work with JDS Uniphase's internal automation organization, referred to as Optical Process Automation, or OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDS Uniphase retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, we were obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDS Uniphase and termination of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDS Uniphase earning interest at a rate of 7% per year payable on or before September 30, 2004. JDS Uniphase has the right to require Adept to apply any additional financing received prior to maturity first to repayment of the outstanding balance under the promissory note. JDS Uniphase waived this right in connection with our receivables purchase facility with Silicon Valley Bank and the convertible note issued to the landlord of our Livermore, California facilities. In addition, in the event of Adept's insolvency or inability to pay its debts when they become due, an event of default occurs under the promissory note. An event of default will result in the immediate acceleration of the promissory note and the unpaid balance and all accrued interest will become immediately due and payable. The payments made prior to termination plus the promissory note represent payment in full by Adept for the development services performed by JDS Uniphase, and there are no remaining payment obligations arising from the agreement. All licenses, licensing rights and other rights and obligations arising from the development work performed under the contract before termination survive its termination. Adept also agreed to seek shareholder approval to amend the date that the preferred stock held by JDS Uniphase automatically converts into Adept common stock from October 29, 2004 to October 29, 2005 to allow JDS Uniphase an additional year to maintain its position as a preferred stockholder or convert the Preferred Stock into shares of Adept's common stock. JDS Uniphase waived this obligation to seek shareholder approval in connection with Adept's Annual Meeting.

Pursuant to the terms of the CHAD acquisition agreement, we paid $28,500 in cash and released from escrow 94,000 shares totaling $12,000 to the shareholders of CHAD on October 9, 2003. At September 27, 2003, $26,000 remains to be paid to the employees of CHAD on October 9, 2004 contingent on the continued employment of such employees.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which has significantly reduced our quarterly lease expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of our Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. Finally, under the lease amendment, we agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord's option, provided that the new facility is comparable and that the landlord gives Adept reasonable notice and pays our moving expenses.

In connection with the lease restructuring, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the note into our common stock, in which case interest on the principal amount converted will be paid, at the election of Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into the our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or its management. This liability was recorded as long term Subordinated Convertible Note. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay its obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

A summary of our long-term debt and operating lease obligations as of September 27, 2003 follows:

                                                          Total    Less than 1 year   1-3 years        3-5 years  More than 5 years
                                                          -----    ----------------   ---------        ---------  -----------------
Operating lease obligations ........................     $11,266       $ 1,427         $ 4,799         $ 2,597         $ 2,443
Long-term debt* ....................................       4,000          --             4,000            --              --
                                                         -------       -------         -------         -------         -------
    Total long-term debt and operating
      lease obligations ............................     $15,266       $ 1,427           8,799         $ 2,597         $ 2,443
                                                         =======       =======         =======         =======         =======

*excludes interest

New Accounting Pronouncements.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133,"Accounting for Derivative Instruments and Hedging Activities." In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative
(2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our financial position or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

We have limited cash resources, and our recurring operating losses, negative cash flow and debt obligations could exhaust these cash resources. We are attempting to raise additional capital, but we may not be able to obtain adequate funds to continue our operations in the future.

Although revenue increased in the first quarter of fiscal 2004, we have experienced declining revenues in each of the last two fiscal years and incurred operating losses in the first quarter of fiscal 2004 and each of the last four fiscal years. At September 27, 2003, we had a net capital deficiency of $12.8 million. During this period, we have also consumed significant cash and other financial resources, and presently have minimal liquidity. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. These adjustments to our operations have significantly reduced our cash consumption and the aggregate revenue levels necessary to achieve break-even operating results, but we cannot guarantee that they will be effective in permitting our ability to continue as a going concern. In addition, we intend to seek an expansion of our existing working capital receivables financing facility, or secure an alternative credit facility to improve our near term liquidity. Furthermore, we continue to pursue outside debt and equity sources of financing that can provide Adept with a longer term source of capital and generally improve our balance sheet and financial stability.

As of September 27, 2003, we had working capital of approximately $6.6 million, including $2.6 million in cash and cash equivalents. We are in a very precarious cash position, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of September 27, 2003, we had an aggregate cash balance of $2.6 million, and a short-term receivables financing credit facility of $1.75 million net, of which $0.9 million was outstanding and $0.8 million remained available under this facility. We currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement to meet our operating requirements. We expect our cash ending balance to be approximately $1.8 million at December 27, 2003, if no additional financing is obtained. Recently, we have managed to finance our operating losses by converting non-cash working capital items such as accounts receivable and inventory, to cash, and consequently, these working capital components have been significantly reduced over the last several quarters. If we continue to generate a loss on operations, it will become increasingly difficult to rely on funding these losses by liquidating working capital. Our ability to sustain operations through the remainder of fiscal 2004 is predicated upon certain critical assumptions, including (i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we are able to favorably settle pending litigation related to our San Jose lease, including both the aggregate amount and the timing of any settlement payments, (iii) that we will not incur additional unplanned capital expenditures in fiscal 2004, (iv) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (v) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and (vi) that we will not incur unexpected significant cash outlays during any quarter. In addition, a significant portion of our shipments and therefore invoicing occurs during the final month of each quarter, which causes our collections to be uneven and places constraints on our ability to manage cash flows during the subsequent quarter. As a result, if our assumptions are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner during the next 12 months.

We are currently litigating with the landlord of our San Jose facility regarding our lease obligations for that facility. We have vacated and no longer pay rent on this facility. In fiscal 2003, we recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the first quarter of fiscal 2004 and our expectations for cash usage for the remainder of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. The landlord has claimed that damages exceed $2.9 million. If we receive a material adverse judgment or interim ruling in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, we may be required to cease operations. For a description of this litigation, see "Legal Proceedings."

Even if we do not receive an adverse judgment or interim ruling in the San Jose lease litigation, if the results of our search for additional outside sources of financing are unsuccessful, or if adequate funds are not available on acceptable terms or at all and we are unable to achieve our projected revenues or if operating expenses exceed current estimates, we will be forced to curtail our operations and we would not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Even if we complete a financing, the transaction is likely to involve the incurrence of debt or issuance of debt or equity securities of Adept, which would dilute the outstanding equity.

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

         o the results of our current litigation concerning one of our facilities leases or any future litigation;

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

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the first quarter of fiscal 2000, each of the last three fiscal years and the first quarter of fiscal 2004 were adversely affected by a continuing downturn in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we experienced significantly reduced demand during fiscal 2002 and 2003 in our base industries, especially the electronics and semiconductor industries, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We expect this downturn to adversely affect our business for an indefinite time and cannot estimate when or if a sustained revival in these key hardware markets and the semiconductor and electronics industries will occur.

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

The intelligent automation industry is highly competitive and currently experiencing reduced demand. We have responded to increased competition and changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and its businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce and other cost cutting measures will not harm our business operations and prospects. We recently hired a new Chief Executive Officer to lead our further evolution to a more profitable business model, but we cannot guarantee that his efforts will be successful. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. We cannot assure you that any future restructuring efforts will be successful.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we are currently experiencing reduced demand in the industries in which we operate, which may continue to adversely affect our revenues.

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

Because we have significant fixed costs that are not easily reduced, we may be unable to adequately reduce expenditures to offset decreases in revenue and therefore avoid operating losses.

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

We depend on Flash Corporation for the supply of our circuit boards, Wilco Corporation for the supply of our cables, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Samsung Electronics Co., Ltd. for the supply of semiconductor robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. We do not have contracts with certain of these suppliers. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of its product line. Problems of this nature with our suppliers may occur in the future. In addition, some of our suppliers currently require accelerated payment terms or require cash in advance for our purchase of supplies. Should our financial condition deteriorate further, additional suppliers may be reluctant to continue with existing terms where those terms extend beyond customary industry averages or permit sales without prior payment in full.

Disruption or termination of our supply sources could require us to seek alternative sources of supply, could delay our product shipments and damage relationships with current and prospective customers, or prevent us from taking other business opportunities, any of which could have a material adverse effect on our business. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components could have a material adverse effect on our business, financial condition and results of operations.

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

International sales were $5.1 million for the quarter ended September 27, 2003, $17.1 million for the fiscal year ended June 30, 2003, $31.8 million for the fiscal year ended June 30, 2002, and $36.4 million for the fiscal year ended June 30, 2001. This represented 43.0%, 38.2%, 55.7%, and 36.3% of net revenues for the respective periods. We also purchase some components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations, and design, manufacture, market and support our products. We recently hired a new Chief Executive Officer to lead our further evolution to a more profitable business model. We cannot guarantee that we will be able to timely or affectively integrate him into our operations or will be successful in retaining him. Other than Mr. Bucher's offer letter, we have no employment agreements with our senior management.

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

Over the past year, our total expenditures for research and development have declined significantly. We have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

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

Proposed regulations related to equity compensation could adversely affect our results of operation

The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to generally accepted accounting principles in the United States that, if implemented, would require us to record a charge to compensation expense for option grants. As currently permitted by SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at fair market value. We cannot predict whether the proposed regulations will be adopted, but if adopted these regulations would have an adverse affect on our results of operations.

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

In April 2003, we were delisted from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing on the Nasdaq National Market. Our common stock commenced trading on the OTC Bulletin Board on April 15, 2003. The OTC Bulletin Board is generally considered less liquid and efficient than Nasdaq, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions could be delayed and securities analysts' and news media coverage of Adept will likely diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate additional funding or otherwise use our equity as consideration for an acquisition or other corporate opportunity. The delisting could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and the availability of fewer business development, other strategic opportunities and additional cost of compensating our employees using cash and equity compensation.

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

We may be subject to securities class action litigation if our stock price remains volatile or operating results suffer, which could result in substantial costs, distract management and damage our reputation.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies, like us, that are involved in rapidly changing technology markets are particularly subject to this risk. In addition, we have incurred net operating losses for the last few fiscal years. We may be the target of litigation of this kind in the future. Any securities litigation could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation.


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

                                                       Fiscal            Fair
 (in thousands except average rate)                     2003             Value
                                                   -------------       ---------
Cash equivalents
 Fixed rate                                        $       2,643       $   2,643
 Average rate                                               0.03%

    Total Investment Securities                    $       2,643       $   2,643
                                                   -------------       ---------
 Average rate                                               0.03%

We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer of guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and contains a prudent amount of diversification. We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates. There have been no material changes in our exposure to market risk since June 30, 2003.

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


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended September 27, 2003, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our former Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our former Chief Executive Officer and our Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. Our new Chief Executive Officer has reviewed with our former Chief Executive Officer and our Chief Financial Officer the procedures that were used to conduct our evaluation for the fiscal quarter ended September 27, 2003 and the results thereof. Based upon that review, our new Chief Executive Officer concluded that Adept's disclosure controls and procedures were effective as of the end of first quarter of fiscal 2004 in alerting our Chief Executive Officer and Chief Financial Officer in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept's periodic SEC filings. It should be noted that our new Chief Executive Officer's certification as to our disclosure controls and procedures as of the end of the first quarter of fiscal 2004 is necessarily based on an evaluation of facts that existed before he joined Adept. It should be further noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint makes a claim for unspecified damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of its costs and attorney's fees. Adept answered the complaint on July 15, 2003. Since filing the complaint, plaintiff has disclosed in court filings that it claims estimated damages exceeding $2.9 million. In fiscal 2003, we recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we have not reserved the cash associated with such unpaid rent expenses. Our cash usage for the first quarter of fiscal 2004 and our expectations for cash usage for the second quarter of fiscal 2004 are significantly impacted by our nonpayment of rent for this facility. Adept is vigorously defending the lawsuit, however, if we receive a material adverse judgment or interim ruling in the San Jose lease litigation and do not have control of the timing of the payments of any such judgment, we may not have sufficient cash to meet our obligations and therefore, may be required to cease operations.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On August 6, 2003, in connection with the lease restructuring for our Livermore, California corporate headquarters and facilities, we issued a three year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord, Tri-Valley Campus LLC, bearing an annual interest rate of 6.0%.
Principal and interest are payable in cash, unless the landlord elects to convert the note into our common stock, in which case interest on the principal amount converted will be paid, at the election of the Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or its management. The issuance of the note was exempt from registration in reliance on
Section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

Annual Meeting

Adept has scheduled its next annual meeting of shareholders to be held on January 23, 2004. The record date for determining shareholders of the Registrant entitled to notice of, and to vote at, the annual meeting is December 12, 2003. In order for business to be conducted or nominations to be considered at the annual meeting, the business or nominations must be properly brought before the meeting. In accordance with Rule 14a-8 of the Securities Exchange Act of 1934, certain shareholder proposals complying with Rule 14a-8 may be eligible for inclusion in Adept's proxy statement and proxy in connection with our annual meeting. Alternatively, under Adept's bylaws, a proposal or nomination that the shareholder does not seek to include in Adept's proxy statement pursuant to Rule 14a-8 may also be brought before the annual meeting if timely notice is submitted in writing to the secretary of the corporation and such other business is a proper matter for shareholder action under the California General Corporations Law. A shareholder intending to submit to Adept a proposal that qualifies for inclusion in Adept's proxy statement and proxy relating to the annual meeting must deliver such proposal in writing to the secretary of Adept at its principal executive offices no later than November 24, 2003. If the shareholder does not also comply with the requirements of Rule 14a-4 of the Securities and Exchange Act of 1934, Adept may exercise discretionary voting authority under proxies it solicits to vote in accordance with its best judgment on any such shareholder proposal or nomination submitted by a shareholder. The submission of a shareholder proposal does not guarantee that it will be included in Adept's proxy statement or proxy.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

10.1 Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit
         4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.2 Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003).

31.1     Certification   by  the  Chief  Executive   Officer  Pursuant  to  Rule
         13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification   by  the  Chief  Financial   Officer  Pursuant  to  Rule
         13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K.

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


                                     ADEPT TECHNOLOGY, INC.

                                     By: /s/ Michael W. Overby
                                         --------------------------------
                                         Michael W. Overby
                                         Vice President, Finance and
                                         Chief Financial Officer

                                     By: /s/ Robert H. Bucher
                                         --------------------------------
                                         Robert H. Bucher
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

Date: November 11, 2003

                                INDEX TO EXHIBITS


10.1 Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit
         4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.2 Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 2003).

31.1     Certification   by  the  Chief  Executive   Officer  Pursuant  to  Rule
         13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification   by  the  Chief  Financial   Officer  Pursuant  to  Rule
         13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.