Form 10-Q
period 2003-12-27
ADEPT TECHNOLOGY INC
filed 2004-02-10
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2003

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

YES [_] NO [X ]

The number of shares of the Registrant's common stock outstanding as of February 6, 2004 was 29,673,581.

                             ADEPT TECHNOLOGY, INC.

                                                                                 Page
                                                                                 ----
PART I - FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements

  Condensed Consolidated Balance Sheets
  December 27, 2003 and June 30, 2003...........................................   3

  Condensed Consolidated Statements of Operations
  Three and six months ended December 27, 2003 and December 28, 2002............   4

  Condensed Consolidated Statements of Cash Flows
  Three and six months ended December 27, 2003 and December 28, 2002............   5

  Notes to Condensed Consolidated Financial Statements..........................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations.........................................................  13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk............  35

  Item 4. Controls and Procedures...............................................  35


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.....................................................  36

  Item 2.  Changes in Securities and Use of Proceeds............................  36

  Item 4.  Submission of Matters to a Vote For Security Holders.................  37

  Item 6. Exhibits and Reports on Form 8-K......................................  37

  Signatures....................................................................  39

  Index to Exhibits.............................................................  40

                             ADEPT TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          December 27,   June 30,
                                                                                             2003          2003
                                                                                           ---------     ---------
                                                                                          (unaudited)
                                                                                           ---------
ASSETS
Current assets:
     Cash and cash equivalents ........................................................    $   6,111     $   3,234
     Short-term investments ...........................................................        1,900            --
     Accounts receivable, less allowance for doubtful accounts of $1,493 at
          December 27, 2003 and $1,124 at June 30, 2003 ...............................       12,585        10,948
     Inventories ......................................................................        8,217         7,122
     Prepaid assets and other current assets ..........................................        1,094           717
                                                                                           ---------     ---------
         Total current assets .........................................................       29,907        22,021

Property and equipment at cost ........................................................       11,401        11,751
Less accumulated depreciation and amortization ........................................        9,179         8,591
                                                                                           ---------     ---------
Property and equipment, net ...........................................................        2,222         3,160
Goodwill ..............................................................................        7,671         7,671
Other intangibles, net ................................................................          820         1,176
Other assets ..........................................................................        1,492         1,753
                                                                                           ---------     ---------
         Total assets .................................................................    $  42,112     $  35,781
                                                                                           =========     =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK,
AND SHAREHOLDERS' EQUITY (DEFICIT)
 Current liabilities:
     Accounts payable .................................................................    $   6,692     $   6,094
     Accrued payroll and related expenses .............................................        1,475         1,535
     Accrued warranty .................................................................        2,117         1,833
     Deferred revenue .................................................................        1,383         1,145
     Accrued restructuring charges ....................................................        2,872         3,122
     Other accrued liabilities ........................................................          353         1,014
     Short term debt ..................................................................        1,032            97
                                                                                           ---------     ---------
         Total current liabilities ....................................................       15,924        14,840

Long term liabilities:
     Restructuring charges ............................................................          166           383
     Subordinated convertible note ....................................................        3,000         3,000
     Income tax payable ...............................................................        1,890         1,988
     Other long term liabilities ......................................................        1,173         2,153

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
  5,000 shares authorized, no shares issued and outstanding at
  December 27, 2003 and 100 shares issued and outstanding at June 30, 2003 (liquidation
  preference  - $25,000) ..............................................................           --        25,000

Shareholders' equity (deficit):
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding ............................           --            --
 Common stock, no par value:
      70,000 shares authorized, 29,656 and 15,392 shares issued and outstanding
      at December 27, 2003 and June 30, 2003, respectively ............................      143,247       108,868
 Accumulated deficit ..................................................................     (123,288)     (120,451)
                                                                                           ---------     ---------
      Total shareholders' equity (deficit) ............................................       19,959       (11,583)
                                                                                           ---------     ---------
      Total liabilities, redeemable convertible preferred stock and shareholders'
        equity (deficit) ..............................................................    $  42,112     $  35,781
                                                                                           =========     =========

                             See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                               Three months ended               Six months ended
                                                          December 27,    December 28,    December 27,   December 28,
                                                              2003            2002            2003           2002
                                                            --------        --------        --------        --------
Net revenue .........................................       $ 11,480        $ 10,748        $ 23,297        $ 21,023
Cost of revenue .....................................          7,130           7,773          14,575          16,032
                                                            --------        --------        --------        --------
Gross margin ........................................          4,350           2,975           8,722           4,991
Operating expenses:
      Research, development and engineering .........          1,857           3,071           3,719           6,593
      Selling, general and administrative ...........          3,755           6,477           7,202          12,920
      Restructuring charges .........................             --              --              --           1,136
      Amortization of intangible assets .............            178             199             356             348
                                                            --------        --------        --------        --------
Total operating expenses ............................          5,790           9,747          11,277          20,997
                                                            --------        --------        --------        --------

Operating loss ......................................         (1,440)         (6,772)         (2,555)        (16,006)

Interest income .....................................             25              41              44             223
                                                            --------        --------        --------        --------
Interest expense ....................................            156              11             307              14
                                                            --------        --------        --------        --------

Loss before income taxes ............................         (1,571)         (6,742)         (2,818)        (15,797)
Provision for income taxes ..........................              6              --              19              31
                                                            --------        --------        --------        --------
Net loss ............................................       $ (1,577)       $ (6,742)       $ (2,837)       $(15,828)
                                                            ========        ========        ========        ========

Basic and diluted net loss per share ................       $  (0.07)       $  (0.45)       $  (0.15)       $  (1.08)
                                                            ========        ========        ========        ========

Number of shares used in computing per share amounts:

      Basic .........................................         21,794          15,074          18,594          14,701
                                                            ========        ========        ========        ========
      Diluted .......................................         21,794          15,074          18,594          14,701
                                                            ========        ========        ========        ========

                             See accompanying notes

                             ADEPT TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                          Six months ended
                                                                                     ---------------------------
                                                                                     December 27,    December 28,
                                                                                         2003            2002
                                                                                       --------        --------
Operating activities
  Net loss .....................................................................       $ (2,837)       $(15,828)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation ...............................................................          1,019           1,417
    Amortization of intangibles ................................................            356             348
    Asset impairment charges ...................................................             --              15
    Loss on disposal of property and equipment .................................             56              --
    Changes in operating assets and liabilities, net of effects of acquisitions:
       Accounts receivable .....................................................         (1,637)          2,111
       Inventories .............................................................         (1,095)          1,008
       Prepaid expenses and other current assets ...............................           (377)         (2,042)
       Other assets ............................................................            261             213
       Accounts payable ........................................................            598           1,160
       Other accrued liabilities ...............................................           (199)         (1,586)
       Accrued restructuring charges ...........................................           (467)           (855)
       Other long term liabilities .............................................         (1,078)            857
                                                                                       --------        --------
   Net cash used in operating activities .......................................         (5,400)        (13,182)
                                                                                       --------        --------

Investing activities
  Business acquisitions, net of cash acquired ..................................             --            (198)
  Purchase of property and equipment, net ......................................           (137)           (282)
  Purchases of short-term available-for-sale investments .......................         (1,900)         (9,275)
  Sales of short-term available-for-sale investments ...........................             --          13,581
                                                                                       --------        --------
  Net cash used in investing activities ........................................         (2,037)         (3,826)
                                                                                       --------        --------

Financing activities
  Net proceeds from issuance of common stock ...................................          9,355              --
  Net borrowings under short-term debt .........................................            935              --
  Proceeds from employee stock incentive program and employee
    stock purchase plan, net of repurchases and cancellations ..................             24             153
                                                                                       --------        --------
  Net cash provided by financing activities ....................................         10,314             153
                                                                                       --------        --------

 Increase (decrease) in cash and cash equivalents ..............................          2,877          (9,203)
 Cash and cash equivalents, beginning of period ................................          3,234          17,375
                                                                                       --------        --------
 Cash and cash equivalents, end of period ......................................       $  6,111        $  8,172
                                                                                       ========        ========

 Supplemental disclosure of cash flow activity:
   Cash paid for interest ......................................................       $    177        $      3
   Cash paid for income taxes ..................................................       $     22        $     --

 Supplemental disclosure of non-cash financing activities:
   Conversion of JDS Uniphase preferred stock into Adept common stock ..........       $ 25,000        $     --
   Issuance of common stock pursuant to terms of Meta acquisition agreement* ...       $     --        $    825
   Issuance of common stock into escrow pursuant to terms of line of credit
     agreement with former Meta shareholder ....................................       $     --        $    113
   Issuance of common stock pursuant to terms of Chad acquisition agreement ....       $     --        $    425

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

                             ADEPT TECHNOLOGY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. General

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair statement of the consolidated financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature, except as discussed in these notes. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in Adept Technology, Inc.'s ("Adept" or the "Company") Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003 and amended by Forms 10-K/A filed on October 8, 2003 and November 11, 2003.

The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

The Company has experienced declining revenue in each of the last two fiscal years and has incurred operating losses in the first two quarters of fiscal 2004 and in each of the last four fiscal years. During these periods, the Company also consumed significant cash and other financial resources. In response to these conditions, the Company reduced operating costs and employee headcount, and restructured certain operating lease commitments in fiscal 2002 and fiscal 2003. These adjustments to its operations have significantly reduced its cash consumption. The Company has also accelerated the phase-in of newer generation products which have increased margins and, in November 2003, completed a common stock and warrant financing, as discussed in Notes 6 and 10.

The condensed consolidated financial statements have been prepared assuming that Adept will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Net Loss per Share

Basic net loss per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted net loss per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (primarily stock options, warrants and a convertible note), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive. There were no differences between basic and diluted net loss per share for any periods presented.

Derivative Financial Instruments

A foreign currency hedging program was used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. Adept recognized losses of $35,000 and $129,000 for the three and six months ended December 28, 2002, respectively. As of March 2003, the Company determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, the Company suspended its foreign currency hedging program in March 2003.

2. Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 27, 2003, short-term investments are carried at cost, which approximates fair value.

3. Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                        December 27,     June 30,
              (in thousands)                2003          2003
                                           ------        ------
              Raw materials .......        $3,502        $2,422
              Work-in-process .....         2,920         1,858
              Finished goods ......         1,795         2,842
                                           ------        ------
                                           $8,217        $7,122
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

Changes in the Company's product liability during fiscal 2004 are as follows:

                                                    Six months ended
                                               --------------------------
                                               December 27,   December 28,
      (in thousands)                              2003           2002
                                               ------------   ------------
      Balance at beginning of fiscal year        $ 1,833         $ 1,566
      Warranties issued .................            787             621
      Change in warranty provision ......            (50)            (15)
      Warranty claims ...................           (453)           (443)
                                                 -------         -------
      Balance at end of period ..........        $ 2,117         $ 1,729
                                                 =======         =======


5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                   December 27,     June 30,
                      (in thousands)                   2003           2003
                                                     -------        -------
    Cost:
    Machinery and equipment .................        $ 2,821        $ 3,023
    Computer equipment ......................          5,839          5,865
    Office furniture and equipment ..........          2,741          2,863
                                                     -------        -------
                                                      11,401         11,751
    Accumulated depreciation and amortization          9,179          8,591
                                                     -------        -------
    Net property and equipment ..............        $ 2,222        $ 3,160
                                                     =======        =======


6. Financing Arrangements

On March 21, 2003, the Company and Silicon Valley Bank ("SVB") entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company may sell certain of its receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. Upon collection of the receivables and after deducting interest charges and allowed fees, SVB will remit the balance of the remaining 30% of the invoice to the Company. In connection with the Purchase Agreement, the Company granted to SVB a security interest in substantially all of its assets. Additionally, the Company issued Silicon Valley Bank a warrant to purchase 100,000 shares of Adept's common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 on the date of grant by the Company using the Black Scholes model. As of December 27, 2003, the warrant has not been exercised and there was $1.0 million outstanding under the Purchase Agreement. The Company is required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. In January 2004, SVB lowered the monthly finance charge to 1% of the average daily gross amount of unpaid purchased receivables. The Purchase Agreement includes certain provisions with which the Company must comply, including but not limited to, the payment of the Company's employee payroll and state and federal tax obligations as and when due, the submittal of certain financial and other specified information to SVB on a periodic basis, and the maintenance of the Company's deposit and investment accounts with SVB. In addition, the Company cannot transfer or grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to the Company. Certain of the Company's wholly-owned subsidiaries were also required to execute a guaranty of all the Company's obligations to SVB and all such guarantees have been executed. The Company would be deemed in default under the Purchase Agreement if the Company failed to timely pay any amount owed to SVB; in the event of its bankruptcy or an assignment for the benefit of creditors; if the Company becomes insolvent or is generally not paying its debts as they become due or it is left with unreasonably small capital; if any involuntary lien or attachment is issued against the Company's assets that is not discharged within ten days; if the Company materially breaches any of its representations or if the Company breaches any provisions under the agreement which is not cured within three business days; if any event of default occurs under any agreement between the Company and SVB, or any guaranty or subordination agreement executed in connection with the Purchase Agreement; or if there is a material adverse change in the Company's business, operations or condition or a material impairment of its ability to pay its obligations under the agreement or of the value of SVB's security interest in the Company's assets. In the event of default under the Purchase Agreement, SVB may cease buying the Company's receivables, Adept must repurchase upon SVB's demand any outstanding receivables and pay any obligations under the agreement, including SVB's costs. Adept was in compliance with these provisions as of December 27, 2003. Since the Company's obligation to repay SVB is not conditioned on the collection of the related accounts receivable balances, the Company has recorded the amounts due under this agreement as short-term debt in the accompanying consolidated balance sheet.

On August 6, 2003, the Company completed a lease restructuring with Tri-Valley Campus LLC, the landlord for its Livermore, California corporate headquarters and facilities, which has significantly reduced the Company's quarterly lease expenses. Under the lease amendment, the Company was released of its lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept's bankruptcy or a failure to make payments to the landlord of its Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered on the lease. Finally, under the lease amendment the Company agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord's option, provided that the new facility is comparable to the existing facility and upon providing the Company reasonable notice and paying the Company's moving expenses.

In connection with the lease restructuring, the Company issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into the Company's common stock. Interest on the principal amount converted may be paid, at the election of the Company, in cash, by converting such interest into principal amount or by issuance of Company common stock. The note is convertible at any time at the option of the holder into the Company's common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by Adept or its management. The Company was in compliance with these provisions as of December 27, 2003. This liability is recorded as long-term Subordinated Convertible Note in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of the Company, the Company's failure to pay its obligations under the note when due, the Company's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to the Company's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent.

On November 18, 2003, the Company completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. The warrants have a term of exercise beginning on May 18, 2004 and expiring on November 18, 2008. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement.

Simultaneous with the completion of the financing, pursuant to an agreement dated November 14, 2003, the Company's preferred stockholder, JDS Uniphase Corporation ("JDSU"), converted its preferred stock which it acquired in 2001 into approximately 3.1 million shares of Adept common stock and surrendered its remaining shares of preferred stock to the Company. Per the terms of the Company's promissory note with its preferred stockholder, the Company repaid the $1.0 million promissory note out of the proceeds from the financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement, dated as of October 22, 2001, between

JDSU and Adept pursuant to which JDSU acquired its shares of preferred stock from Adept which were subsequently converted and surrendered under the JDSU Agreement, as well as the $1.0 million promissory note dated October 30, 2002 issued by Adept in favor of JDSU.

7. Transactions With Related and Certain Other Parties

On October 28, 2003, Brian Carlisle, Adept's then Chief Executive Officer, loaned Adept $200,000, with an interest rate per annum of 6.0% based on a 365-day calendar year, payable two years from the date of the loan. On November 15, 2003, Adept paid in full all principal and interest on the loan. There was no penalty incurred for the prepayment of the principal sum.

8.         Accrued Restructuring Charges

The following table summarizes the Company's accrued restructuring costs at December 27, 2003:

                                            Amounts      Amounts
                               Balance      Utilized     Utilized    Balance
                               June 30,     Q1 Fiscal    Q2 Fiscal  December 27,
            (in thousands)       2003         2004         2004        2003
                                ------       ------       ------      ------
                                              Cash        Cash
                                             ------       ------
Employee severance costs ...    $  184       $   45       $  139      $   --
Lease commitments ..........     3,321          146          137       3,038
                                ------       ------       ------      ------
   Total ...................     3,505       $  191       $  276      $3,038
                                ======       ======       ======      ======

The Company did not incur any restructuring charges for the six months ended December 27, 2003. At December 27, 2003, the accrued restructuring balance of $3.0 million consists of approximately $2,872,000 in short-term restructuring charges and $166,000 in long-term restructuring charges. These charges were made during fiscal 2002 and fiscal 2003 and are comprised entirely of cash charges that are expected to be paid over the next eight quarters, against non-cancelable lease commitments. On January 16, 2004, the Company completed a settlement of litigation with the landlord of its San Jose facility (See Note
18).

9. Legal Proceedings

In March 2003, Adept vacated its San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint claimed damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of plaintiff costs and attorney's fees. Adept answered the complaint on July 15, 2003 and vigorously defended the lawsuit. As the Company had vacated this facility, it recorded expenses in the amount of $2.3 million in fiscal 2003 for the remaining unpaid rent associated with this lease; however, the Company did not set aside the cash associated with such unpaid rent expense. On November 17, 2003, the parties reached an agreement in principle to resolve all outstanding claims between them. On January 16, 2004, the Company entered into a settlement agreement and mutual general release with the landlord (See Note 18).

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

Adept has in the past received communications from third parties asserting that it has infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement.

Some end users of the Company's products have notified the Company that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of Adept's machine vision products infringes certain patents issued to Mr. Lemelson. In addition, the Company has been notified that other end users of the Company's AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Some of these end users have notified the Company that they may seek indemnification from Adept for any damages or expenses resulting from this matter. In January 2004, in a litigation matter not involving Adept, the U.S. District Court of Las Vegas held that the claims of 14 Lemelson patents are invalid and unenforceable regarding machine vision systems and bar code readers. Adept is not aware of any appeal of this decision at this time.

While it is not feasible to predict or determine the likelihood or outcome of any actions against the Company, it believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

10. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDSU of $25.0 million of its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock, pursuant to a Securities Purchase and Investor Rights Agreement between the parties.

In December 2002, Adept and JDSU agreed to terminate the supply, development and license agreement entered into by them in October 2001. Under this agreement, Adept was obligated to work with JDSU's internal automation organization, OPA, to develop solutions for component and module manufacturing processes for sub-micron tolerance assemblies. JDSU retained sole rights for fiberoptic applications developed under this contract. For non-fiberoptic applications of component and module manufacturing processes developed by OPA, Adept was obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDSU and shutdown of their OPA operations, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDSU earning interest at a rate of 7% per year payable on or before September 30, 2004.

In November 2003, simultaneous with the completion of the 2003 financing, pursuant to the JDSU Agreement described in note 6, JDSU agreed to convert its shares of preferred stock of Adept into approximately 3.1 million shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement. The JDSU Agreement also provides that JDSU is entitled to certain information rights with respect to Adept, including its annual and quarterly reports and SEC filings, piggyback registration rights where Adept is filing a registration statement for a public offering of securities to be issued by Adept or sold by any of its stockholders (excluding registration statements relating to any employee benefit plan or any merger or other corporate reorganization), indemnification rights in connection with any registration of JDSU shares completed by Adept and certain indemnification rights of up to $3.0 million in connection with the transactions contemplated by the JDSU Agreement.

11. Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company has ceased to recognize the current tax benefit of its operating losses because realization is not assured as required by SFAS No. 109. For the six months ended December 27, 2003, the Company recorded a tax provision related to its state franchise taxes and a provision related the operations of its Singapore branch.

The Company also maintains a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations.

12. Goodwill and Intangible Assets

The have been no changes to the carrying amount of goodwill for the six months ended December 27, 2003:

             (in thousands)                     Components   Solutions    Total
                                                ----------   ---------    -----
Balance at June 30, 2003 ...................      $3,176      $4,495      $7,671
Changes to goodwill ........................          --          --          --
                                                  ------      ------      ------
Balance at December 27, 2003 ...............      $3,176      $4,495      $7,671
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

      (in thousands)                        As of December 27, 2003
                                    -------------------------------------------
                                    Gross Carrying    Accumulated  Net Carrying
 Amortized intangible assets            Amount       Amortization      Amount
                                        ------       ------------      ------

Developed technology                    $2,532         $(1,752)         $780
Non-compete agreements                     380            (340)           40
                                        ------         -------          ----
   Total                                $2,912         $(2,092)         $820
                                        ======         =======          ====

The aggregate amortization expense for six months ended December 27, 2003 totaled $356,000 and the estimated amortization expense for the next five years is as follows:

              (in thousands)                   Amount
                                              --------
      Remaining for fiscal year 2004               325
      For fiscal year 2005                         267
      For fiscal year 2006                         195
      For fiscal year 2007                          33
                                              --------
                                              $    820
                                              ========

13. Net Loss per Share

Basic net loss per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted net income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and six months ended December 27, 2003 and December 28, 2002, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive to the net loss.

                                           Three months ended,             Six months ended
                                        --------------------------    --------------------------
                                        December 27,  December 28,    December 27,   December 28,
            (in thousands)                  2003          2002            2003           2002
                                          --------       --------       --------       --------
Net loss ...........................      $ (1,577)      $ (6,742)      $ (2,837)      $(15,828)

Basic and diluted shares outstanding        21,793         15,074         18,594         14,701
                                          ========       ========       ========       ========

Basic and diluted net loss per share      $  (0.07)      $  (0.45)      $  (0.15)      $  (1.08)
                                          ========       ========       ========       ========

14. Impact of Recently Issued Accounting Standards

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

15. Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net earnings and net earnings per share would be as follows:

                                                           Three months ended,           Six months ended,
                                                       ---------------------------   --------------------------
                                                       December 27,   December 28,   December 27,   December 28,
                 (in thousands)                            2003           2002           2003           2002
                                                         --------       --------       --------       --------
Net loss, as reported .............................      $ (1,577)      $ (6,742)      $ (2,837)      $(15,828)
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects .....           (71)          (786)          (447)        (1,841)
                                                         --------       --------       --------       --------
Pro forma net loss ................................      $ (1,648)      $ (7,528)      $ (3,284)      $(17,669)
                                                         ========       ========       ========       ========

Basic and diluted loss per common share:
   As reported ....................................      $  (0.07)      $  (0.45)      $  (0.15)      $  (1.08)
                                                         ========       ========       ========       ========
   Pro forma ......................................      $  (0.08)      $  (0.50)      $  (0.18)      $  (1.20)
                                                         ========       ========       ========       ========

16.        Segment Information

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

The Services and Support segment provides support services to our customers including providing information regarding the use of the Company's automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenue and segment operating (loss) income. Segment operating (loss) income is comprised of income before unallocated research and development expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses.

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

                                          Three months ended              Six months ended
                                      --------------------------    ---------------------------
                                      December 27,   December 28,   December 27,   December 28,
           (in thousands)                 2003           2002           2003           2002
                                        --------       --------       --------       --------
 Revenue:
 Components ......................      $  6,423       $  5,863       $ 12,807       $ 11,883
 Solutions .......................           843          1,328          2,013          2,306
 Services and Support ............         4,214          3,557          8,477          6,834
                                        --------       --------       --------       --------
 Total revenue ...................      $ 11,480       $ 10,748       $ 23,297       $ 21,023
                                        ========       ========       ========       ========

 Operating income (loss):
 Components ......................      $    440       $ (1,839)      $    239       $ (4,249)
 Solutions .......................          (162)          (965)           (16)        (2,170)
 Services and Support ............         1,173            955          2,585          1,389
                                        --------       --------       --------       --------
 Segment profit (loss) ...........         1,451         (1,849)         2,808         (5,030)
 Unallocated research, development
    and engineering and selling, .
    general and administrative ...        (2,713)        (4,724)        (5,007)        (9,491)
 Restructuring charges ...........            --             --             --         (1,136)
 Amortization of intangibles .....          (178)          (199)          (356)          (349)
 Interest income .................            25             41             44            223
 Interest expense ................          (156)           (11)          (307)           (14)
                                        --------       --------       --------       --------
Loss before income taxes .........      $ (1,571)      $ (6,742)      $ (2,818)      $(15,797)
                                        ========       ========       ========       ========

17. Comprehensive Income

For the three and six months ended December 27, 2003 and December 28, 2002, there were no significant differences between the Company's comprehensive loss and its net loss.

18. Subsequent Event

On January 16, 2004, the Company reached a final settlement with the landlord of its San Jose facility regarding its lease obligations for that facility. Under the terms of the settlement agreement and mutual general release, Adept paid the landlord of its San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the action brought against Adept in Santa Clara Superior Court (NO. CV817195). The landlord's full release will take effect 93 days after January 26, 2004, except in the event that the Company initiates any legal proceeding against the landlord or files any voluntary petition or suffers the filing of an involuntary petition by its creditors under bankruptcy, reorganization or other relief to debtors. The parties also acknowledged the termination of the lease agreements that were the subject of the litigation. Adept had previously recorded restructuring charges, during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of its San Jose facility. Since the settlement amount including legal fees is less than the amount the Company previously accrued for, it expects that the adjustment will result in a positive income statement impact in the third quarter of fiscal 2004.

On January 21, 2004 the Company announced its decision to expand its manufacturing outsource program and close its Orange County, California manufacturing facility to consolidate operations at its Livermore facility. The Company expects to complete the Orange County, California consolidation and incur a significant charge not to exceed $8.0 million, which could include the impairment of goodwill associated with the CHAD acquisition by the end of the third quarter of fiscal 2004.

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

     o sources of revenue and anticipated revenue, including the contribution from the growth of new products and markets;

     o    our estimates regarding our liquidity and capital requirements;

     o    marketing and commercialization of our products under development;

     o our ability to attract customers and the market acceptance of our products;

     o    our  ability  to  establish  relationships  with  suppliers,   systems
          integrators and OEMs for the supply and distribution of our products;

     o    results of any current or future litigation;

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

                                    OVERVIEW

We provide intelligent production automation products, components and services to our customers in many industries. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive product portfolio of high precision mechanical components and application development software (not generally sold separately) to deliver automation solutions that meet our customer's increasingly complex manufacturing requirements. We offer our customers a comprehensive and tailored automation solution that we call Rapid Deployment Automation, or RDA, that reduces the time and cost to design, engineer and launch products into high-volume production. Other benefits of our RDA solution include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. We intend to continue to enhance our RDA capabilities by providing differentiated, value-added integrated systems to further penetrate selected emerging markets. Our products currently include system design software, process knowledge software, real-time vision and motion controls, machine vision systems, robot mechanisms, precision solutions and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2003, we introduced Amps in Base (AIB) technology with our line of Cobra robots. These low cost Scara robots have had a positive impact on our gross margins during the first two quarters of fiscal 2004. Gross margins are expected to continue to gradually improve over the next several quarters as we integrate AIB technology into our entire product line.

International sales generally comprise between 30% and 50% of our total revenue for any given quarter.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended December 27, 2003. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 27, 2003. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003, and amended by Forms 10-K/A filed on October 8, 2003 and November 12, 2003.

On January 21, 2004, we announced our decision to expand our manufacturing outsource program and close our Orange County, California manufacturing facility to consolidate operations at our Livermore facility. We currently expect to complete the Orange County, California manufacturing consolidation and incur a significant charge not to exceed $8.0 million, which could include the impairment of goodwill associated with the CHAD acquisition by the end of the third quarter of fiscal 2004.

On November 18, 2003, we completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. The warrants have a term of exercise beginning on May 18, 2004 and expiring on November 18, 2008. Under the terms of these warrants, we may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective and can be used to sell the registered shares for at least 15 trading days. The call right is subject to a 30 day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective for sales of the registered shares.

Simultaneous with the completion of the 2003 financing, pursuant to an agreement dated November 14, 2003 between JDS Uniphase Corporation (referred to as JDSU) and us, referred to as the JDSU Agreement, JDSU agreed to convert its shares of our preferred stock to acquire approximately 3.1 million shares of our common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to us. Pursuant to the terms of its $1.0 million promissory note dated October 30, 2002 with us, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. The JDSU Agreement also provides that JDSU is entitled to certain information rights with respect to us, including our annual and quarterly reports and SEC filings, piggyback registration rights where we are filing a registration statement for a public offering of securities to be issued by us or sold by any of our stockholders (excluding registration statements relating to any employee benefit plan or any merger or other corporate reorganization), indemnification rights in connection with any registration of JDSU shares completed by us and certain indemnification rights of up to $3.0 million in connection with the transactions contemplated by the JDSU Agreement. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement, dated as of October 22, 2001, between JDSU and us, pursuant to which JDSU acquired the 100,000 shares of preferred stock from us which were subsequently converted and surrendered under the JDSU Agreement, as well as the $1.0 million promissory note dated October 30, 2002 issued by us in favor of JDSU.

The terms of one of the purchase agreements for the 2003 financing provide the investors party to the agreement the right to designate one person for election to Adept's board of directors, for so long as the investors collectively beneficially own at least five percent of Adept's outstanding common stock, and require Adept to use commercially reasonable efforts to cause such designee to be elected to the board. Effective upon the closing of the 2003 financing, the investors' designee, Robert J. Majteles, was appointed to our board of directors to fill a seat vacated by the resignation of Brian Carlisle as a director.

In November 2003, Mr. Robert Bucher joined Adept as our Chief Executive Officer and Chairman of the Board. Brian Carlisle served as Adept's Chief Executive Officer and Chairman of the Board from June 1983 to November 2003, at which time Mr. Carlisle resigned as Chief Executive Officer and Chairman of the Board to serve as Adept's President. Effective December 5, 2003, Mr. Carlisle ceased employment with Adept and no longer serves as President. Bruce Shimano served as a director of Adept and as Vice President, Research and Development and Secretary of Adept from June 1983 to December 2003. Mr. Shimano resigned as a director of Adept effective December 2, 2003. Effective December 5, 2003, Mr. Shimano also ceased employment with Adept and no longer serves as Adept's Vice President, Research and Development and Secretary or as a director. As of December 27, 2003, we have not accrued any expenses related to the departure of Brian Carlisle or Bruce Shimano.

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

In connection with the lease restructuring, we issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into our common stock. Interest on the principal amount may be paid, at the election of the Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by Adept or our management. We were in compliance with these provisions as of December 27, 2003. This liability was recorded as long term Subordinated Convertible Note in the consolidated balance sheet in this quarterly report on Form 10-Q. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay our obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay our obligations under the note, or a change of control of Adept without the landlord's consent.

In March 2003, we vacated our San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. As we had vacated this facility, we recorded expenses in the amount of $2.3 million, in fiscal 2003, for the remaining unpaid rent associated with this lease; however we did not set aside the cash associated with such unpaid rent expense. On November 17, 2003, the parties reached an agreement in principle to resolve all outstanding claims between them. On January 16, 2004, we entered into a settlement agreement and mutual general release with the landlord of our San Jose facility regarding our lease obligations for that facility. Under the terms of the settlement agreement, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the complaint. The landlord's full release will take effect 93 days after January 26, 2004, except in the event that we initiate any legal proceeding against the landlord or file any voluntary petition or suffer the filing of an involuntary petition by our creditors under bankruptcy, reorganization or other relief to debtors. We had previously recorded restructuring charges during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, we expect that the adjustment will result in a positive income statement impact in the third quarter of fiscal 2004.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

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

Service revenue includes training, consulting and customer support. Revenue from training and consulting is recognized at the time the service is performed and the customer has accepted the work.

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

Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including activity monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

Goodwill and Other Intangible Assets. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price over the fair value of identifiable net assets of acquired companies, with any excess allocated to goodwill. Other intangible assets primarily represent developed technology and non-compete covenants.

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

Results of Operations

Three and Six Months Ended December 27, 2003 and December 28, 2002

Net revenue. Net revenue for the three months ended December 27, 2003 was $11.5 million, an increase of 6.8% from net revenue of $10.7 million for the three months ended December 28, 2002. Net revenue for the six months ended December 27, 2003 was $23.3 million, an increase of 10.8% from net revenue of $21.0 million for the six months ended December 28, 2002. The increase reflects revenue growth in our Components and Services segments, partially offset by a decrease in revenue in our Solutions segment. Components revenue increased 9.1% to $6.4 million for the three months ended December 27, 2003 from $5.9 million for the three months ended December 28, 2002. Components revenue increased 7.2% to $12.8 million in revenue for the six months ended December 27, 2003 compared to $11.9 million in revenue for the six months ended December 28, 2002. The increase reflects increased demand for our new Smart Cobra robot as well as an improvement in general market conditions for capital equipment manufacturers. Services and Support revenue increased 19.2% to $4.2 million for the three months ended December 27, 2003 from $3.5 million for the three months ended December 28, 2002. Services and Support revenue increased 25.0% to $8.5 million for the six months ended December 27, 2003 from $6.8 million for the six months ended December 28, 2002. The increase is primarily due to increased shipments and servicing of end of life products. Solutions revenue decreased 36.5% to $0.8 million for the three months ended December 27, 2003 from $1.3 million for the three months ended December 28, 2002. Solutions revenue decreased 12.7% to $2.0 million for the six months ended December 27, 2003 from $2.3 million for the six months ended December 28, 2002.

Domestic and international revenue between segments for the three and six months ended December 27, 2003 and December 28, 2002 are as follows:

                          Three months ended             Six months ended
                     ----------------------------   ----------------------------
                     December 27,    December 28,   December 27,    December 28,
                         2003           2002            2003           2002
                        ------         ------         -------         -------
Domestic revenue:
   Components           $3,770         $4,007         $ 6,995         $ 7,311
   Solutions               715          1,329           1,849           2,092
   Services              2,318          2,255           4,697           4,435
                        ------         ------         -------         -------
    Total               $6,803         $7,591         $13,541         $13,838
                        ======         ======         =======         =======

International revenue:
   Components           $2,653         $1,855         $ 5,812         $ 4,571
   Solutions               127             --             163             215
   Services              1,897          1,302           3,781           2,399
                        ------         ------         -------         -------
     Total              $4,677         $3,157         $ 9,756         $ 7,185
                        ======         ======         =======         =======


Our domestic sales totaled $6.8 million for the three months ended December 27, 2003, compared with $7.6 million for the three months ended December 28, 2002, a decrease of 10.4%. Our domestic sales totaled $13.5 million for the six months ended December 27, 2003, compared with $13.8 million for the six months ended December 28, 2002, a decrease of 2.2%. Decreases in domestic revenue for the Components and Solutions segments were offset in part by an increase in domestic Service revenue. Components revenue for the first half of 2004 decreased from the same period a year ago because components revenue for the first half of 2003 included proceeds from a non-recurring contract with a semiconductor capital equipment OEM. Solutions revenue for the first half of 2004 decreased from the same period a year ago primarily due to delays in receiving final acceptance sign off on various projects. Service revenue for the first half of 2004 increased from the same period a year ago primarily due to increased shipments and servicing of end of life products offset in part by declines in field service, training and applications revenue. Our international sales totaled $4.7 million for the three months ended December 27, 2003, compared with $3.2 million for the three months ended December 28, 2002, an increase of 48.1%. Our international sales totaled $9.8 million for the six months ended December 27, 2003, compared with $7.2 million for the six months ended December 28, 2002, an increase of 35.8%. The growth in international sales was driven by increased sales, especially in Europe, of components products and Adept services. Components revenue for the first half of fiscal 2004 increased from the same period a year ago primarily due to increased demand in Europe. Service revenue for the first half of fiscal 2004 increased from the same period a year ago primarily due to customers investing in extending the useful life of existing equipment rather than committing capital expenditures to purchase new equipment. The strength of the Euro combined with increased shipments and servicing of end of life products also contributed to the increase.

Gross margin. Gross margin as a percentage of net revenue was 37.9% for the three months ended December 27, 2003 compared to 27.7% for the three months ended December 28, 2002. Gross margin as a percentage of net revenue was 37.4% for the six months ended December 27, 2003 compared to 23.7% for the six months ended December 28, 2002. The improvement in gross margin primarily reflects higher standard margins due to increased sales of higher margin products and lower fixed manufacturing expenses resulting from facilities consolidation and the restructuring of the lease obligations for our Livermore facilities as described in Overview.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 39.5% to $1.9 million, or 16.2% of net revenue, for the three months ended December 27, 2003 from $3.1 million, or 28.6% of net revenue, for the three months ended December 28, 2002. Research, development and engineering expenses decreased by 43.6% to $3.7 million, or

16.0% of net revenue, for the six months ended December 27, 2003 from $6.6 million, or 31.4% of net revenue, for the six months ended December 28, 2002.

The decrease in expense for the three and six months ended December 27, 2003 as compared to the three and six months ended December 28, 2002 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Salary and related expenses decreased by approximately $0.4 million, or 25.7%, for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002. Salary and related expenses decreased by approximately $1.4 million, or 37.3%, for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002. The decrease in salary and related expenses for the three and six months ended December 27, 2003 is primarily a result of a 40.5% reduction in headcount related to restructuring activities. Facilities expenses decreased by $0.6 million, or 62.4%, for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002. Facilities expenses decreased by $1.2 million, or 60.1%, for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002. The decrease in facilities expenses is a result of facilities consolidation and the restructuring of our lease obligations for our Livermore facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million, or 32.7% of net revenue, for the three months ended December 27, 2003, as compared with $6.5 million, or 60.3% of net revenue, for the three months ended December 28, 2002. Selling, general and administrative expenses were $7.2 million, or 31.0% of net revenue, for the six months ended December 27, 2003, as compared with $12.9 million, or 61.5% of net revenue, for the six months ended December 28, 2002.

The decrease in expense for the three and six months ended December 27, 2003 as compared to the six months ended December 28, 2002 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Salary and related expenses decreased by approximately $0.7 million, or 21.1%, for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002. Salary and related expenses decreased by approximately $2.2 million, or 32.3%, for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002. The decrease in salary and related expenses for the three and six months ended December 27, 2003 is primarily a result of a 32.9% reduction in headcount related to restructuring activities. Facilities expenses decreased by $0.7 million, or 54.7%, for the three months ended December 27, 2003 as compared to the three months ended December 28, 2002. Facilities expenses decreased by $1.3 million, or 58.0%, for the six months ended December 27, 2003 as compared to the six months ended December 28, 2002. The decrease in facilities expenses is a result of facilities consolidation and the restructuring of our lease obligations for our Livermore facilities. The decrease is also attributable to a $1.0 million accrual recorded during the three and six months ended December 28, 2002 for the promissory note due to JDSU.

Accrued Restructuring Charges. We did not record any restructuring charges for the three and six months ended December 27, 2003. At December 27, 2003, the accrued restructuring balance of $3.0 million consists of approximately $2,872,000 in short-term restructuring charges and approximately $166,000 in long-term restructuring charges. These charges were made during fiscal 2002 and fiscal 2003 and are comprised entirely of cash charges that are expected to be paid over the next eight quarters against non-cancelable lease commitments. Under terms of the settlement agreement, effective January 16, 2004, relating to our San Jose, California lease litigation, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004.

The following table summarizes our accrued restructuring costs at December 27, 2003:

                                         Amounts     Amounts
                             Balance    Utilized    Utilized      Balance
                             June 30,   Q1 Fiscal   Q2 Fiscal   December 27,
      (in thousands)           2003        2004        2004        2003
                              ------      ------      ------      ------
                                           Cash        Cash
                                          ------      ------
Employee severance costs         184      $   45      $  139      $   --
Lease commitments ......       3,321         146         137       3,038
                              ------      ------      ------      ------
   Total ...............       3,505      $  191      $  276      $3,038
                              ======      ======      ======      ======

Amortization of Goodwill and Other Intangibles. Other intangibles amortization was approximately $178,000 for the three months ended December 27, 2003 compared to approximately $199,000 for the three months ended December 28, 2002. Other intangibles amortization was approximately $356,000 for the six months ended
December 27, 2003 compared to approximately $348,000 for the six months ended December 28, 2002. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis.

Interest Income (Expense). Net interest expense for the three months ended December 27, 2003 was approximately $131,000 compared to net interest income of approximately $30,000 for three months ended December 28, 2002. Net interest expense for the six months ended December 27, 2003 was approximately $263,000 compared to net interest income of approximately $209,000 for six months ended December 28, 2002. Interest expense for the three and six months ended December 27, 2003 primarily reflects charges incurred on advances received under the Silicon Valley Bank accounts receivable purchase facility. Interest expense also reflects interest incurred on the $3.0 million convertible note issued in connection with the Livermore lease restructuring and interest accrued on our $1.0 million promissory note owed to JDSU, which was paid in November 2003. Net interest income for the three and six months ended December 28, 2002 reflects the combined effect of higher interest rates and higher average cash balances compared to the three and six months ended December 27, 2003.

Provision for (Benefit) from Income Taxes. Our effective tax rate was less than 1% for the three and six months ended December 27, 2003 and less than 1% for the three and six months ended December 28, 2002. We recorded a tax provision related to our state franchise taxes and a provision related to our Singapore subsidiary tax during the three and six months ended December 27, 2003, resulting in a 1% overall tax rate. For the three and six months ended December 28, 2002, the effective tax rate was based on estimates of the annual effective tax rate.

We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized losses of $35,000 and $129,000 for the three and six months ended December 28, 2002. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to our decreased aggregate net exposure of foreign currency exchange risk on international operations assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources.

We have experienced declining revenue in each of the last two fiscal years and incurred operating losses in the first two quarters of fiscal 2004 and each of the last four fiscal years. During this period, we have consumed significant cash and other financial resources. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in each of fiscal 2002, fiscal 2003 and the first half of fiscal 2004. These adjustments to our operations have significantly reduced our rate of cash consumption. We also completed an equity financing with net proceeds of approximately $9.4 million in November 2003.

On November 18, 2003, we completed a private placement of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, as described in "Overview" of Management's Discussion and Analysis. Net proceeds from the financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase up to an aggregate of approximately 5.5 million shares at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections.

Simultaneous with the completion of the 2003 financing, JDSU agreed to convert its shares of preferred stock of Adept into 3,074,135 shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing.

As of December 27, 2003, after completion of the 2003 financing and repayment of the JDSU promissory note, we had working capital of approximately $14.0 million, including $8.0 million in cash, cash equivalents and short-term investments, and a short-term receivables financing credit facility of $1.75 million net, of which $1.0 million was outstanding and $0.7 million remained available under this facility. We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. In addition to the proceeds of our 2003 financing, we currently depend on funds generated from operating revenue and the funds available through our accounts receivable financing arrangement, which we may determine to increase or replace, to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash ending balance to be approximately $6.0 million at March 27, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that our restructuring efforts effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2004, (iii) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (iv) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(v) that we will not incur unexpected significant cash outlays during any quarter.

On January 16, 2004, we settled ongoing litigation regarding lease obligations for our San Jose facility. Under the terms of a settlement agreement effective January 16, 2004, we paid the landlord of our San Jose facility approximately
$1.65 million on January 26, 2004 and the landlord agreed to dismiss the complaint following a 93 day period after January 26, 2004, except in the event that we (i) initiate any legal proceeding against the landlord or file any voluntary petition or suffer the filing of an involuntary petition by our creditors under bankruptcy, reorganization or other relief to debtors. We had previously recorded restructuring charges during fiscal 2003 for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, we expect that the adjustment will result in a positive income statement impact in the third quarter of fiscal 2004.

Cash and cash equivalents increased $6.1 million from June 30, 2003. The increase in cash is attributable to the completion of the 2003 financing, which provided Adept with net proceeds of approximately $9.4 million as discussed above. Net cash used in operating activities of $5.4 million was primarily attributable to the net loss and increases in accounts receivable and inventory and a decrease in other long term liabilities reduced by non-cash charges including depreciation and amortization and offset in part by an increase in accounts payable. The increase in accounts receivable reflects increased revenue from shipments made in the third month of the quarter ended December 27, 2003. The increase in accounts payable primarily reflects increased inventory receipts due to higher shipment volumes. The decrease in restructuring accruals is attributable to payments on lease commitments for vacated facilities. Cash used in investing activities during the six months was $2.0 million, which is attributable to the purchase of short-term investments and property and equipment. Cash provided by financing activities of $10.3 million is primarily attributable to $9.4 million in net proceeds from the issuance of common stock in connection with the 2003 financing and $0.9 million in purchased receivables under our Accounts Receivable Purchase Agreement with Silicon Valley Bank described below.

On March 21, 2003, we entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement") with Silicon Valley Bank ("SVB"), pursuant to which SVB may purchase certain of our receivables on a full recourse basis for an advance amount equal to 70% (such percentage may change at SVB's discretion) of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. Upon collection of the receivables and after deducting interest charges and allowed fees, SVB will remit the balance of the remaining 30% of the invoice to Adept. In connection with the Purchase Agreement, we granted to SVB a security interest in substantially all of our assets. We also issued SVB a warrant to purchase an aggregate of 100,000 shares of our common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 on the date of grant, by Adept using the Black Scholes model. As of December 27, 2003, the warrant had not been exercised. As of December 27, 2003, approximately $1.0 million was outstanding under the Purchase Agreement.

We are required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. In January 2004, SVB lowered the monthly finance charge to 1% of the average daily gross amount of unpaid purchased receivables. The Purchase Agreement includes certain provisions with which we must comply, including but not limited to the payment of our employee payroll and state and federal tax obligations as and when due, the submittal of certain financial and other specified information to SVB on a periodic basis, and the maintenance of our deposit and investment accounts with SVB. In addition, we cannot transfer or grant a security interest in our assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against us an involuntary petition for relief, or make any transfers to any of our subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to us. Certain of our wholly-owned subsidiaries were also required to execute a guaranty of all of our obligations to SVB and all such guaranties have been executed. We will be deemed to be in default under the Purchase Agreement if we fail to timely pay any amount owed to SVB; in the event of our bankruptcy or an assignment for the benefit of creditors; if we become insolvent or are generally not paying our debts as they become due or we are left with unreasonably small capital; if any involuntary lien or attachment is issued against our assets that is not discharged within ten days; if we materially breach any of our representations or if we breach any covenant or agreement under the agreement which is not cured within three business days; if any event of default occurs under any agreement between us and SVB, or any guaranty or subordination agreement executed in connection with the Purchase Agreement; or if there is a material adverse change in our business, operations or condition or a material impairment of our ability to pay our obligations under the agreement or of the value of SVB's security interest in our assets. In the event of a default under the Purchase Agreement, SVB may cease buying our receivables, Adept must repurchase upon SVB's demand any outstanding receivables and pay any obligations under the agreement, including SVB's costs. As of December 27, 2003, Adept was in compliance with the provisions in the purchase agreement.

Pursuant to the terms of the CHAD acquisition agreement, we paid $28,500 in cash and released from escrow 94,000 shares totaling $12,000 to the shareholders of CHAD on October 9, 2003. At December 27, 2003, $26,000 remains to be paid to the employees of CHAD on October 9, 2004 contingent on the continued employment of such employees.

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

In connection with the lease restructuring, we issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into our common stock. Interest on the principal amount converted may be paid, at the election of Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into the our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or our management. This liability is recorded as long-term Subordinated Convertible Note in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay our obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay our obligations under the note, or a change of control of Adept without the landlord's consent. We were in compliance with these provisions as of December 27, 2003.

A summary of our long-term debt and operating lease obligations as of December 27, 2003 follows:

                                                        Less than                              More than
                                             Total        1 year     1-3 years    3-5 years     5 years
                                            -------      -------      -------      -------      -------
Operating lease obligations ..........      $10,791      $   952      $ 4,799      $ 2,597      $ 2,443
Long-term debt* ......................        3,000           --        3,000           --           --
                                            -------      -------      -------      -------      -------
    Total long-term debt and operating
       lease obligations .............      $13,791      $   952      $ 7,799      $ 2,597      $ 2,443
                                            =======      =======      =======      =======      =======

*excludes interest

During the six months ended December 27, 2003, we incurred $3.0 million long-term debt in the form of a convertible subordinated note in connection with the lease restructuring of our Livermore lease as discussed above.

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


FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

We have limited cash resources,  and our recurring  operating  losses,  negative
cash   flow   and   debt   obligations   could   impair   our   operations   and
revenue-generating activities and adversely affect our results of operations.

We have experienced declining revenue in each of the last two fiscal years and have incurred operating losses in the first two quarters of fiscal 2004 and in each of the last four fiscal years. During these periods, we have also consumed significant cash and other financial resources. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in each of fiscal 2002, 2003 and the first half of 2004. These adjustments to our operations have significantly reduced our rate of cash consumption. We also completed an equity financing with net proceeds of approximately $9.4 million in November 2003.

As of December 27, 2003, after completion of our 2003 financing in November 2003, we had working capital of approximately $14.0 million, including $8.0 million in cash, cash equivalents and short-term investments, and a receivables financing credit facility of $1.75 million net, of which $1.0 million was outstanding and $0.7 million remained available under this facility. We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. In addition to the proceeds of our 2003 financing, we currently depend on funds generated from operations and the funds available through our accounts receivable financing arrangements, which we may seek to increase or replace, to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner. We expect our cash ending balance to be approximately $6.0 million at March 27, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that our restructuring efforts do effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2004, (iii) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility,
(iv) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and (v) that we will not incur unexpected significant cash outlays during any quarter.

If our projected revenue or if operating expenses exceed current estimates beyond our available cash resources, we may be forced to curtail our operations, or, at a minimum, we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. These actions would adversely impact our business and results of operations.

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

     o    our cash resources;

     o    our ability to manage our working capital;

     o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

     o reductions in demand due to customer concerns over our financial situation, restructurings and management reorganization;

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

Our operating results are also affected by general economic and other conditions affecting the timing of customer orders and capital spending. For example, our operations during the first quarter of fiscal 2000 and each of the last three fiscal years were adversely affected by a continuing downturn, and in the first two quarters of fiscal 2004 we have not seen a significant increase in the purchasing activity in hardware purchases by customers in the electronics industry, particularly disk-drive manufacturers and to a lesser extent communication manufacturers. In addition, we experienced significantly reduced demand during fiscal 2002 and 2003 in our base industries, especially the electronics and semiconductor industries, as our customers reduced inventories as they adjusted their businesses from a period of high growth to lower rates of growth or downsizing. We expect this downturn to adversely affect our business for an indefinite time and cannot estimate when or if a sustained revival in these key hardware markets the electronics industry will occur.

We generally recognize product revenue upon shipment or, for certain international sales, upon receipt and acceptance by the customers. As a result, our net revenue and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

In addition, our continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our operating results for the period could be materially adversely affected.

In the event that in some fiscal quarter our net revenue or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

The long sales cycles and implementation periods of our products may increase costs of obtaining orders and reduce predictability of our earnings.

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue. In addition, should our financial condition deteriorate, prospective customers may be reluctant to purchase our products, which would have an adverse effect on our revenue.

We may not be able to effectively implement our restructuring activities, may need to implement further restructuring activities and our restructuring may negatively impact our business.

The intelligent automation industry is highly competitive and currently experiencing reduced demand. We have responded to increased competition and changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and our businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce and other cost-cutting measures will not harm our business operations and prospects. We recently hired a new Chief Executive Officer to lead our further evolution to a more profitable business model, but we cannot guarantee that his efforts will be successful. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. We cannot assure you that any future restructuring efforts will be successful.

We recently initiated a management reorganization and intend to hire additional critical management team personnel, and we may not successfully identify, attract or retain management personnel or realize the expected benefits of these changes.

We hired a new Chief Executive Officer, Mr. Robert Bucher, in November 2003. In December 2003, our employment relationships with our former Chief Executive Officer and Vice President, Research and Development, Adept's two founders, were terminated. In connection with our restructuring activities and CEO change, we have made and are continuing to make other changes in the management team, including the elimination of some positions and the replacement of certain other personnel. To achieve benefits from these personnel changes, we must retain the services of Mr. Bucher and other key managerial personnel, and identify, recruit and retain additional key management team members. In connection with this effort, we must minimize any business interruption or distraction of personnel as a result of these changes and our reorganization efforts. We cannot guarantee that we will be successful in doing so, or that such management and personnel changes will result in, or contribute to, improved operating results.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we are currently experiencing reduced demand in the industries in which we operate, which may continue to adversely affect our revenue.

Intelligent automation systems using our products can range in price from $8,500 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the food, communications, automotive, electronic, appliance, semiconductor, and life sciences industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business. Evidencing the weakness in the industry, our supply and development agreement with JDSU was terminated largely as a result of the termination of JDSU's Optical Process Automation operations. We are currently experiencing reduced demand in most of the industries we serve, including the electronics industry and expect this reduced demand to adversely affect our revenue for an indefinite period. During fiscal 2001, 2002 and 2003, we received significantly fewer orders than expected, experienced delivery schedule postponements on several existing orders and had some order cancellations. Such changes in orders may adversely affect revenue for future quarters.

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

Downturns in the semiconductor industry often occur in connection with, or anticipation of, maturing product cycles for both semiconductor companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for semiconductor devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made further cost reductions in fiscal 2003 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in the semiconductor industry is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of the semiconductor industry, and thus, any future downturn in the semiconductor industry could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

Changes in delivery schedules and customer cancellations of orders constituting our backlog may result in lower than expected revenue.

Backlog should not be relied on as a measure of anticipated demand for our products or future revenue, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Increasingly, our business is characterized by short-term order and shipment schedules. We have in the past experienced changes in delivery schedules and customer cancellations that resulted in our revenue in a given quarter being materially less than would have been anticipated based on backlog at the beginning of the quarter. We experienced greater customer delays and cancellations in fiscal 2002 and fiscal 2003, compared to prior periods, and this increase may continue in future periods. Similar delivery schedule changes and order cancellations may adversely affect our operating results in the future.

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

Our distributed controls architecture may not achieve customer acceptance.

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

     o the costs to manufacture, service and support our products and enhancements;

     o    the costs to customize our systems;

     o    the volume of products produced;

     o    our efforts to enter new markets; and

     o certain inventory-related costs including obsolescence of products and components resulting in excess inventory.

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

We cannot control the procurement, sales or marketing efforts of the systems integrators and OEMs who sell our products which may result in lower revenue if they do not successfully market and sell our products or choose instead to promote competing products.

We believe that our ability to sell products to system integrators and OEMs will continue to be important to our success. Our relationships with system integrators and OEMs are generally not exclusive, and some of our system integrators and OEMs may expend a significant amount of effort or give higher priority to selling products of our competitors. In the future, any of our system integrators or our OEMs may discontinue their relationships with us or form additional competing arrangements with our competitors. The loss of, or a significant reduction in revenue from, system integrators or OEMs to which we sell a significant amount of our product could negatively impact our business, financial condition or results of operations.

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

In addition, a substantial portion of our sales is to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed. In addition, due to their limited financial resources, during extended market downturns, the viability of some system integrators may be in question, which would also result in a reduction in our revenue.

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

We depend on Flash Corporation for the supply of our circuit boards, Wilco Corporation for the supply of our cables, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line, and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Hirata Corporation for the supply of our Adept Cobra 600 robot mechanism and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. We do not have contracts with certain of these suppliers. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of such product line. Problems of this nature with our suppliers may occur in the future.

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

During fiscal 2000, we acquired  Pensar,  NanoMotion  and  BYE/Oasis.  In fiscal
2001, we acquired HexaVision and CHAD Industries and, in fiscal 2003, we acquired control of Meta Control Technologies, Inc. These acquisitions introduced us to industries and technologies in which we have limited previous experience. In the future we may make acquisitions of, or investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

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

International sales were $9.8 million for the six months ended December 27, 2003, $17.1 million for the fiscal year ended June 30, 2003, $31.8 million for the fiscal year ended June 30, 2002, and $36.4 million for the fiscal year ended June 30, 2001. This represented 41.9%, 38.2%, 55.7%, and 36.3% of net revenue for the respective periods. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

     o    unexpected changes in regulatory requirements;

     o political, military and economic changes and disruptions, including terrorist activity;

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

Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Although to date we have not experienced any material claims, defending ourselves from these claims could divert the attention of our management away from our operations.

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

In the latter half of fiscal 2000, a significant portion of our growth was attributable to acquisitions of other businesses and technologies. In fiscal 2001, we acquired CHAD Industries, Inc., and in fiscal 2003, we acquired control of Meta Control Technologies, Inc. We expect that acquisitions of complementary companies, businesses, products and technologies in the future may play an important role in our ability to expand our operations and increase our revenue. We continue to review acquisition candidates as part of our strategy to market intelligent automation solutions targeted at the precision assembly industry. Our ability to make acquisitions is rendered more difficult due to our cash constraints and the decline of our common stock price, making equity consideration more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

We may face costly intellectual property infringement claims.

We have from time to time received communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. For example, some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from the Lemelson Foundation which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. As claims arise, we evaluate their merits. Any claims of infringement brought by third parties could result in protracted and costly litigation, damages for infringement, and the necessity of obtaining a license relating to one or more of our products or current or future technologies, which may not be available on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us and diversion of our resources, may be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. Any intellectual property litigation and the failure to obtain necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations. Some of our end users have notified us that they may seek indemnification from us for damages or expenses resulting from any claims made by the Jerome H. Lemelson Foundation. In January 2004, in a litigation matter not involving Adept, the U.S. District Court of Las Vegas held that the claims of 14 Lemelson patents are invalid and unenforceable regarding machine vision systems and bar code readers. We are not aware of any appeal of this decision; however, we cannot predict the ultimate outcome of this or any similar litigation which may arise in the future. Litigation of this kind may have a material adverse effect on our business, financial condition or results of operations.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations, and design, manufacture, market and support our products. We recently hired a new Chief Executive Officer to lead our further evolution to a more profitable business model. We cannot guarantee that we will be able to timely or affectively integrate him into our operations or will be successful in retaining him. We have also reduced headcount in connection with our restructurings and recently made changes in other senior personnel, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than Mr. Bucher's offer letter, we have no employment agreements with our senior management.

Risks Related to Our Industry

Intense competition in the market for intelligent automation products will cause our revenue and business to suffer if our products are not seen as more attractive by customers than other products in the marketplace.

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

     o    product functionality and reliability;

     o    price;

     o    customer service;

     o delivery, including timeliness, predictability and reliability of delivery commitment dates; and

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

If we are unable to effectively support the distinct needs of the multiple industries of our customers, the demand for our products may decrease and our revenue will decline.

We market products for the food, communications, electronics, automotive, appliance, semiconductor, and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards and technical requirements of numerous different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broadmarket acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

Our  business  will  decline  if we  cannot  keep  up  with  the  rapid  pace of
technological   change  and  new  product   development  that  characterize  the
intelligent automation industry.

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends greatly upon the technological quality of our products and processes compared to those of our competitors and our ability both to continue to develop new and enhanced products and to introduce those products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. Our failure to successfully select, develop and manufacture new products, or to timely enhance existing technologies and meet customers' technical specifications for any new products or enhancements on a timely basis, or to successfully market new products, could harm our business. If we cannot successfully develop and manufacture new products or meet specifications, our products could lose market share, our revenue and profits could decline, or we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market acceptance for our existing products or force us to significantly reduce the prices of our existing products.

From time to time we have experienced delays in the introduction of, and certain technical and manufacturing difficulties with, some of our products, and we may experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements. Our failure to develop, manufacture and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business.

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

We may not receive significant revenue from our current research and development efforts for several years, if at all.

Internally developing intelligent automation products is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. Although our total expenditures for research and development have declined, we continue to believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant revenue from these investments, if at all.

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

If we fail to obtain export licenses, we would be unable to sell any of our software products overseas and our revenue would decline.

We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

Proposed regulations related to equity compensation could adversely affect our results of operation

The Financial Accounting Standards Board (FASB), among other agencies and entities, is currently considering changes to generally accepted accounting principles in the United States that, if implemented, would require us to record a charge to compensation expense for all option grants. As currently permitted by SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at fair market value. We cannot predict whether the proposed regulations will be adopted, but if adopted these regulations would have an adverse affect on our results of operations.

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

Risks Related to our Stock

Our common stock has been delisted from the Nasdaq Stock Market and trades on the OTC Bulletin Board, which. may negatively impact the trading activity and price of our common stock.

In April 2003, our common stock was delisted from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing. Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is generally considered less liquid and efficient than Nasdaq, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions may be delayed and securities analysts' and news media coverage of Adept will likely diminish. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate to use our equity as consideration for an acquisition or other corporate opportunity. The delisting and OTC trading could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and the availability of fewer business development, other strategic opportunities and additional cost of compensating our employees using cash and equity compensation.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants or our convertible note, in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 29,662,519 shares of common stock outstanding as of January 23, 2004. In November 2003, we completed a private placement of an aggregate of approximately 11,111,121 shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 5,560,000 shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. We also entered into registration rights agreements with the investors in the 2003 financing under which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above.

Simultaneous with the completion of the 2003 financing, pursuant to the JDSU Agreement, JDSU converted its shares of preferred stock of Adept to acquire 3,074,135 shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. The JDSU Agreement also provides that JDSU is entitled to certain rights with respect to us, including piggyback registration rights. In August 2003, we also issued a three-year, $3.0 million subordinated note due June 30, 2006 in favor of our landlord, convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share. The resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by us or our management.

Adept has filed a registration statement with the Securities and Exchange Commission for the registration of the shares of common stock sold and the shares of common stock underlying the warrants granted in the 2003 financing, issued to JDSU and underlying the Tri-Valley convertible note for resale to the public under the Securities Act of 1933, as amended. Selling securityholders included in the registration statement are offering an aggregate of 22,740,816 shares of our common stock, 8,555,560 shares of which are not currently outstanding and are subject to warrants or our convertible note.

Additionally, at January 23, 2004, options to purchase approximately 3,710,262 shares of our common stock were outstanding under our stock option plans, and an aggregate of 6,433,040 shares of common stock were issued or reserved for issuance under our stock option plans and employee stock purchase plan, including 500,000 shares of common stock reserved for issuance under our 2003 Stock Option Plan, approved by our shareholders at our annual meeting on January 23, 2004. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. Our lender, Silicon Valley Bank, also holds a warrant to purchase 100,000 shares of our common stock, with an exercise price of $1.00 per share. The sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes or future options, in the public market could adversely affect the prevailing market price of our common stock.

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

     o    our liquidity needs and constraints;

     o our restructuring activities and changes in management and other personnel;

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

     o    general  conditions  in the  intelligent  automation  industry;  and

     o perceived dilution from stock issuances for acquisitions, our 2003 equity financing and convertible note and other transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incur fixed interest rates on our short-term debt in connection with our Accounts Receivable Purchase Agreement with SVB and our convertible subordinated note in connection with our Livermore lease restructuring, therefore we believe our exposure to market risk for changes in interest rates on these obligations are immaterial. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

                                     December 27,     Fair          Fiscal        Fair
(in thousands except average rate)       2003         Value          2003         Value
                                      ---------       ------      ---------       ------
Cash equivalents
 Fixed rate ....................      $   6,111       $6,111      $   3,234       $3,234
 Average rate ..................           0.89%                       0.03%
Short-term marketable securities
 Fixed rate ....................      $   1,900       $1,900      $      --       $   --
 Average rate ..................           1.19%                         --           --

    Total Investment Securities       $   8,011       $8,011      $   3,234       $3,234
                                      ---------       ------      ---------       ------
 Average rate ..................           0.96%          --           0.03%          --

A portion of the approximately $9.4 million proceeds from the 2003 financing was invested in short-term marketable securities at December 27, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended December 27, 2003, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that Adept's disclosure controls and procedures are effective in timely alerting them to material information relating to Adept (including our consolidated subsidiaries) required to be included in our periodic SEC filings as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint claimed unspecified damages for unpaid rent through April 2003, plus the award of rent through the balance of the leases, all costs necessary to ready the premises to be re-leased and payment of plaintiff costs and attorney's fees. In fiscal 2003, we recorded expenses in the amount of $2.3 million for the remaining unpaid rent associated with this lease; however, we did not reserve the cash associated with such unpaid rent expenses. On November 17, 2003, we and the landlord reached an agreement in principle to resolve all outstanding claims between us. On January 16, 2004, we entered into a settlement agreement and mutual general release, pursuant to which we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the action brought against us in Santa Clara Superior Court (NO. CV817195). The landlord's full release will take effect 93 days after January 26, 2004, except in the event that we initiate any legal proceeding against the landlord or file any voluntary petition or suffer the filing of an involuntary petition by our creditors under bankruptcy, reorganization or other relief to debtors. We and the landlord also acknowledged the termination of the lease agreements that were the subject of the litigation. Dismissal of the litigation was entered by the court on February 4, 2004. We had previously recorded restructuring charges, during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, we expect that the adjustment will result in a positive income statement impact in the third quarter of fiscal 2004.

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

Some end users of our products have notified us that they have received a claim of patent infringement from the Jerome H. Lemelson Foundation, alleging that their use of our machine vision products infringes certain patents issued to Mr. Lemelson. In addition, we have been notified that other end users of our AdeptVision VME line and the predecessor line of Multibus machine vision products have received letters from Mr. Lemelson which refer to Mr. Lemelson's patent portfolio and offer the end user a license to the particular patents. Some of these end users have notified us that they may seek indemnification from us for any damages or expenses resulting from this matter. In January 2004, in a litigation matter not involving Adept, the U.S. District Court of Las Vegas held that the claims of 14 Lemelson patents are invalid and unenforceable regarding machine vision systems and bar code readers. We are not aware of any appeal of this decision, however we cannot predict the ultimate outcome of this or any similar litigation which may arise in the future.

While it is not feasible to predict or determine the likelihood or outcome of any actions against us, we believe the ultimate resolution of these matters relating to alleged infringement will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On November 18, 2003, the Company completed a private placement of an aggregate of 11,111,121 shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5,560,000 shares of common stock at an exercise price of $1.25 per share. The number of shares issuable upon exercise and the per share exercise price of the warrants is subject to adjustment in the case of any stock dividend, stock split, combination, capital reorganization, reclassification or merger or consolidation. Subject to certain exceptions, the per share exercise price of the warrants and the number of shares for which the warrants are exercisable are also subject to weighted average anti-dilution adjustment in the case of an issuance of shares of common stock or securities exercisable for or convertible into common stock, at a per share price less than the per share exercise price of the warrants then in effect. The warrants have a term of exercise beginning on May 18, 2004 and expiring on November 18, 2008. The warrants are exercisable at any time commencing May 18, 2004 and prior to their expiration date by delivering the warrant certificates to Adept, together with a completed election to purchase and the full payment of the exercise price or by means of a "net exercise" feature under which Adept does not receive any cash, but rather, the number of shares issued upon exercise is net of the number of shares withheld by Adept in lieu of payment of the exercise price. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits and similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective for at least 15 trading days.

The call right is subject to a 30 day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective.

The 2003 financing transactions occurred pursuant to two purchase agreements entered into by the Company with two different groups of accredited investors on November 14, 2003, each with substantially similar terms. Adept also entered into registration rights agreements with the investors in the 2003 financing under which the Company agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above. The private placement was conducted without registration under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section.

Simultaneous with the completion of the 2003 financing, pursuant to an agreement dated November 14, 2003 between JDS Uniphase Corporation (referred to as JDSU), and Adept, referred to as the JDSU Agreement, JDSU agreed to convert its shares of preferred stock of Adept to acquire 3,074,135 shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. The JDSU Agreement provides that JDSU is entitled to certain information rights with respect to Adept, including its annual and quarterly reports and SEC filings, piggyback registration rights where Adept is filing a registration statement for a public offering of securities to be issued by Adept or sold by any of its stockholders (excluding registration statements relating to any employee benefit plan or any merger or other corporate reorganization), indemnification rights in connection with any registration of JDSU shares completed by Adept and indemnification rights of up to $3.0 million in connection with the transactions contemplated by the JDSU Agreement. The original issuance of Adept's preferred stock under the Securities Purchase and Investor Rights Agreement in 2001, and the issuance of the common stock under the JDSU Agreement upon conversion of such preferred stock was conducted without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

At Adept's Annual Meeting of Shareholders, held on January 23, 2004, the shareholders of Adept approved the following actions:

a) Election of six (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

   Robert H. Bucher:        For:  25,537,404        Withheld:        932,876
   Ronald E.F. Codd:        For:  21,632,423        Withheld:      2,837,857
   Michael P. Kelly:        For:  21,632,348        Withheld:      2,837,932
   Robert J. Majteles:      For:  23,523,176        Withheld:        947,104
   Cary R. Mock:            For:  21,629,183        Withheld:      2,841,097

b) Approval of 2003 Stock Option Plan

   For:  16,043,393    Against:  1,014,215   Abstain:  20,472   Broker Non-Vote:  12,574,430

c) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 2004.

   For:  24,310,715    Against:  151,455     Abstain:  8,110    Broker Non-Vote:  5,182,230

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a) The following exhibits are filed as part of this report.

3.1    Bylaws of the Registrant, as amended to date.

4.1 Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004 (the "2004 Form S-2").

4.2 Form of Warrant, dated November 18, 2003 to purchase Common Stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the 2004 Form S-2).

10.1* Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.2 Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 to the 2004 Form S-2).

10.3 Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.29 to the 2004 Form S-2).

10.4 Agreement by and between the Registrant and JDS Uniphase dated November 14, 2003 (incorporated by reference to Exhibit 10.30 to the 2004 Form S-2).

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

b) Reports on Form 8-K.

On December 3, 2003, a Form 8-K was filed by Adept announcing that it has reorganized its management team. In connection therewith, Brian Carlisle, President, and Bruce Shimano, Vice President of Research and Development and Secretary, have resigned from Adept effective December 5, 2003. Additionally, Mr. Shimano has resigned as member of Adept's Board of Directors effective December 2, 2003.

On November 19, 2003, a Form 8-K was filed by Adept announcing that it had completed a $10.0 million private placement which was accompanied by the simultaneous conversion of Adept's preferred stock into common stock. Adept also announced reaching settlement of its San Jose lease litigation.

On November 18, 2003, a Form 8-K was filed by Adept announcing that it has signed definitive agreements to issue and sell an aggregate of approximately
11.1 million shares of its newly issued common stock accompanied by the simultaneous conversion of its preferred stock into approximately 3.1 million shares of its common stock and the surrender of the remaining shares of preferred stock to Adept.

On November 5, 2003, a Form 8-K was filed by Adept announcing its new Chief Executive Officer and Chairman of the Board of Directors, Robert H. Bucher.

On October 22, 2003, a Form 8-K was filed by Adept announcing its financial results for its first quarter ended September 27, 2003.

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

                                          ADEPT TECHNOLOGY, INC.

                                          By: /s/ Michael W. Overby
                                          --------------------------------------
                                          Michael W. Overby
                                          Vice President, Finance and
                                          Chief Financial Officer

                                          By: /s/ Robert H. Bucher
                                          --------------------------------------
                                          Robert H. Bucher
                                          Chairman of the Board of Directors and
                                          Chief Executive Officer

Date: February 10, 2004

                                INDEX TO EXHIBITS


3.1    Bylaws of the Registrant, as amended to date.

4.1 Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004 (the "2004 Form S-2").

4.2 Form of Warrant, dated November 18, 2003 to purchase Common Stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the 2004 Form S-2).

10.1* Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant's Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.2 Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 to the 2004 Form S-2).

10.3 Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.29 to the 2004 Form S-2).

10.4 Agreement by and between the Registrant and JDS Uniphase dated November 14, 2003 (incorporated by reference to Exhibit 10.30 to the 2004 Form S-2).

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