Form 10-Q
period 2004-03-27
ADEPT TECHNOLOGY INC
filed 2004-05-11
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2004

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

YES [ ] NO [X ]

The number of shares of the Registrant's common stock outstanding as of May 6, 2004 was 29,902,143.

                                     ADEPT TECHNOLOGY, INC
                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
March 27, 2004 and June 30, 2003 ....................................................     3


Condensed Consolidated Statements of Operations
Three and nine months ended March 27, 2004 and March 29, 2003 .......................     4


Condensed Consolidated Statements of Cash Flows
Three and nine months ended March 27, 2004 and March 29, 2003 .......................     5


Notes to Condensed Consolidated Financial Statements ................................     6


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations ...............................................................    15

Item 3. Quantitative and Qualitative Disclosures About Market Risk ..................    36

Item 4. Controls and Procedures .....................................................    37


PART II - OTHER INFORMATION

Item 1. Legal Proceedings ...........................................................    38

Item 2.  Changes in Securities and Use of Proceeds ..................................    38

Item 3.  Defaults upon Senior Securities ............................................    38

Item 4.  Submission of Matters to a Vote of Security Holders ........................    38

Item 5.  Other Information ..........................................................    38

Item 6. Exhibits and Reports on Form 8-K ............................................    39

Signatures ..........................................................................    40

Index to Exhibits ...................................................................    41

                                                       ADEPT TECHNOLOGY, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                                                                       March 27,           June 30,
                                                                                                          2004               2003
                                                                                                        ---------         ---------
                                                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .................................................................        $   3,858         $   3,234
     Short-term investments ....................................................................            1,850              --
     Accounts receivable, less allowance for doubtful accounts of $1,347 at
          March 27, 2004 and $1,124 at June 30, 2003 ...........................................           12,405            10,948
     Inventories ...............................................................................            6,628             7,122
     Prepaid assets and other current assets ...................................................              758               717
                                                                                                        ---------         ---------
         Total current assets ..................................................................           25,499            22,021

Property and equipment at cost .................................................................            9,731            11,751
Less accumulated depreciation and amortization .................................................            7,992             8,591
                                                                                                        ---------         ---------
Property and equipment, net ....................................................................            1,739             3,160
Goodwill .......................................................................................            3,176             7,671
Other intangibles, net .........................................................................              534             1,176
Other assets ...................................................................................            1,366             1,753
                                                                                                        ---------         ---------
         Total assets ..........................................................................        $  32,314         $  35,781
                                                                                                        =========         =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
     Accounts payable ..........................................................................        $   6,544         $   6,094
     Accrued payroll and related expenses ......................................................            1,383             1,535
     Accrued warranty ..........................................................................            2,151             1,833
     Deferred revenue ..........................................................................            1,292             1,145
     Accrued restructuring charges .............................................................              364             3,122
     Other accrued liabilities .................................................................              599             1,014
     Short term debt ...........................................................................              484                97
                                                                                                        ---------         ---------
         Total current liabilities .............................................................           12,817            14,840

Long term liabilities:
     Restructuring charges .....................................................................               35               383
     Subordinated convertible note .............................................................            3,000             3,000
     Income tax payable ........................................................................              163             1,988
     Other long term liabilities ...............................................................            1,215             2,153

Commitments and contingencies

Redeemable convertible preferred stock, no par value: 5,000 shares authorized, no shares issued and outstanding at March 27, 2004 and 100 shares issued and outstanding at June 30, 2003
  (liquidation preference  - $25,000) ..........................................................             --              25,000

Shareholders' equity (deficit):
 Preferred stock, no par value:
      5,000 shares authorized, none issued and outstanding .....................................             --                --
 Common stock, no par value:
      70,000 shares authorized, 29,823 and 15,392 shares issued and outstanding
      at March 27, 2004 and June 30, 2003, respectively ........................................          143,428           108,868
 Accumulated deficit ...........................................................................         (128,344)         (120,451)
                                                                                                        ---------         ---------
      Total shareholders' equity (deficit) .....................................................           15,084           (11,583)
                                                                                                        ---------         ---------
      Total liabilities, redeemable convertible preferred stock and shareholders'
        equity (deficit) .......................................................................        $  32,314         $  35,781
                                                                                                        =========         =========

                                                       See accompanying notes

                                                       ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)
                                                (in thousands, except per share data)
                                                                         Three months ended                  Nine months ended
                                                                     --------------------------          --------------------------
                                                                     March 27,         March 29,         March 27,         March 29,
                                                                        2004             2003              2004              2003
                                                                     --------          --------          --------          --------
                                                                             (unaudited)                          (unaudited)
Net revenues                                                         $ 13,334          $  9,523          $ 34,619          $ 28,240
Cost of revenues                                                        7,822             6,315            21,122            19,218
                                                                     --------          --------          --------          --------
Gross margin                                                            5,512             3,208            13,497             9,022
Operating expenses:
     Research, development and engineering                              1,696             2,675             5,215             8,511
     Selling, general and administrative                                3,790             4,746            10,439            17,148
     Restructuring expenses                                              (697)            2,020              (697)            3,156
     Amortization of other intangibles                                    142               150               427               426
                                                                     --------          --------          --------          --------
Total operating expenses                                                4,931             9,591            15,384            29,241
                                                                     --------          --------          --------          --------

Operating income (loss)                                                   581            (6,383)           (1,887)          (20,219)

Interest income (expense), net                                            (71)              (16)             (334)              193
                                                                     --------          --------          --------          --------
Income (loss) from continuing operations
     before income taxes                                                  510            (6,399)           (2,221)          (20,026)
Provision for (benefit from) income taxes                              (1,433)             --              (1,415)               31
                                                                     --------          --------          --------          --------
Income (loss) from continuing operations                                1,943            (6,399)             (806)          (20,057)
Loss from discontinued operations                                      (7,000)             (353)           (7,087)           (2,523)
                                                                     --------          --------          --------          --------
Net loss                                                             $ (5,057)         $ (6,752)         $ (7,893)         $(22,580)
                                                                     ========          ========          ========          ========
Basic income (loss) per share from:
        continuing operations                                        $   0.07          $  (0.42)         $  (0.04)         $  (1.36)
                                                                     ========          ========          ========          ========
        discontinued operations                                      $  (0.24)         $  (0.02)         $  (0.32)         $  (0.17)
                                                                     ========          ========          ========          ========
    Basic net loss per share                                         $  (0.17)         $  (0.44)         $  (0.35)         $  (1.53)
                                                                     ========          ========          ========          ========
Diluted income (loss) per share from:
        continuing operations                                        $   0.06          $  (0.42)         $  (0.04)         $  (1.36)
                                                                     ========          ========          ========          ========
        discontinued operations                                      $  (0.23)         $  (0.02)         $  (0.32)         $  (0.17)
                                                                     ========          ========          ========          ========
    Diluted net loss per share                                       $  (0.17)         $  (0.44)         $  (0.35)         $  (1.53)
                                                                     ========          ========          ========          ========
Basic number of shares used in computing
  per share amounts from:
       continuing operations                                           29,721            15,225            22,303            14,765
                                                                     ========          ========          ========          ========
       discontinued operations                                         29,721            15,225            22,303            14,765
                                                                     ========          ========          ========          ========
Diluted number of shares used in computing
  per share amounts from:
       continuing operations                                           30,283            15,225            22,303            14,765
                                                                     ========          ========          ========          ========
       discontinued operations                                         30,283            15,225            22,303            14,765
                                                                     ========          ========          ========          ========

(Note: Amounts for prior periods have been reclassified to reflect the results of the Solutions segment as a discontinued operation)

                                                       See accompanying notes


                                                       ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (unaudited)
                                                           (in thousands)
                                                                                                            Nine months ended
                                                                                                    --------------------------------
                                                                                                    March 27, 2004    March 29, 2003
                                                                                                    --------------    --------------
 Operating activities
   Loss from continuing operations                                                                        (806)          (20,057)
   Non-cash adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                                       1,419             2,146
      Amortization of intangibles                                                                          534               533
      Amortization of common stock warrants to interest expense                                           --                  21
      Reversal of accrued lease obligations in excess of settlement                                     (1,146)
      Reversal of previously accrued income taxes                                                       (1,285)
      Asset impairment charges                                                                            --                 268
      Loss on disposal of property and equipment                                                            66                 9
      Changes in operating assets and liabilities, net of effects of acquisitions:
        Accounts receivable                                                                             (1,798)             (559)
        Inventories                                                                                     (1,081)            1,408
        Prepaid expenses and other current assets                                                          (41)             (908)
        Other assets                                                                                       387               381
        Accounts payable                                                                                   286             2,282
        Other accrued liabilities                                                                          312            (3,651)
        Accrued restructuring charges                                                                   (1,876)              142
        Other long-term liabilities                                                                     (1,019)              858
                                                                                                      --------          --------
      Net cash used in operating activities from continuing operations                                  (6,048)          (17,127)
Investing activities
   Business acquisitions, net of cash acquired                                                            --                (198)
   Purchase of property and equipment, net                                                                (245)             (247)
   Purchases of short-term available-for-sale investments                                               (8,550)           (9,275)
   Sales of short-term available-for-sale investments                                                    6,700            13,581
                                                                                                      --------          --------
   Net cash (used in) provided by investing activities                                                  (2,095)            3,861
                                                                                                      --------          --------
Financing activities
   Net proceeds from issuance of common stock                                                            9,355              --
   Net borrowings under short-term debt                                                                    387              --
   Proceeds from employee stock incentive program and employee
      stock purchase plan, net of repurchases and cancellations                                            121               153
                                                                                                      --------          --------
   Net cash provided by financing activities                                                             9,863               153
                                                                                                      --------          --------

   Cash provided by (used in) continuing operations                                                      1,720           (13,113)
   Cash used in discontinued operations                                                                 (1,096)           (2,523)
      Increase (decrease) in cash and cash equivalents                                                     624           (15,636)
      Cash and cash equivalents, beginning of period                                                     3,234            17,375
                                                                                                      --------          --------
      Cash and cash equivalents, end of period                                                        $  3,858          $  1,739
                                                                                                      ========          ========
Supplemental disclosure on cash flow activity
    Cash paid for interest                                                                            $    213          $     43
    Cash paid for income taxes                                                                        $     37          $   --
Supplemental disclosure of non-cash financing activities
    Conversion of JDS Uniphase preferred stock into Adept common stock                                $ 25,000          $   --
    Issuance of common stock pursuant to terms of Meta acquisition agreement                          $   --            $    825
    Issuance of common stock pursuant to terms of Chad acquisition agreement                          $   --            $    425

Note: Amounts for prior periods have been reclassified to reflect the results of the Solutions segment as a discontinued operation.)

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

During fiscal 2002, 2003 and 2004, the Company reduced operating costs and employee headcount, and restructured certain operating lease commitments in order to size the Company for current business levels. These adjustments to its operations have significantly reduced its cash consumption. The Company has also accelerated the phase-in of newer generation products, which have increased margins and, in November 2003, completed a common stock and warrant financing, as discussed in Notes 6 and 11. Additionally, during the third quarter of fiscal 2004, the Company disposed of its Solutions business segment as part of the Company's strategy to focus on intelligent flexible automation products and services for assembly and material handling ("AMH") applications. The Company's third quarter results reflect the impact of these actions on the Company's operations.

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

Income (loss) per Share

Basic income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period, excluding restricted stock, while diluted income (loss) per share is based on the weighted average number of shares of common stock outstanding during the period and the dilutive effects of common stock equivalents (primarily stock options, warrants and a convertible note), determined using the treasury stock method, outstanding during the period, unless the effect of including the common stock equivalents is anti-dilutive.

Derivative Financial Instruments

A foreign currency hedging program was used to hedge the Company's exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that are effective as hedges of assets and liabilities are recognized in income. Adept recognized losses of $142,000 and $271,000 for the three and nine months ended March 29, 2003, respectively. As of March 2003, the Company determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, the Company suspended its foreign currency hedging program in March 2003.

2. Financial Instruments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments consist principally of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At March 27, 2004, short-term investments are carried at cost, which approximates fair value.

3. Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                                March 27,          June 30,
              (in thousands)                      2004               2003
                                                --------           --------

 Raw materials.......................           $  1,812           $  2,422

 Work-in-process.....................              2,352              1,858
 Finished goods......................              2,464              2,842
                                                --------           --------
                                                $  6,628           $  7,122
                                                ========           ========
4. Warranties

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

Changes in the Company's product liability during fiscal 2004 are as follows:

                                                           Nine months ended
                                                       -------------------------
        (in thousands)                                 March 27,       March 29,
                                                          2004            2003
                                                       --------        --------
     Balance at beginning of fiscal year                $ 1,833         $ 1,566
     Warranties issued                                    1,133           1,075
     Change in warranty provision                          (200)             97
     Warranty claims                                       (780)         (1,209)
     Changes in liability for pre-existing warranties
        including expirations                               165             351
                                                        -------         -------
     Balance at end of period                           $ 2,151         $ 1,880
                                                        =======         =======

5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                     March 27,     June 30,
                  (in thousands)                       2004          2003
                                                     -------       -------
         Cost:
         Machinery and equipment .................   $ 2,240       $ 3,023
         Computer equipment ......................     5,451         5,865
         Office furniture and equipment ..........     2,040         2,863
                                                     -------       -------
                                                       9,731        11,751
         Accumulated depreciation and amortization     7,992         8,591
                                                     -------       -------
         Net property and equipment ..............   $ 1,739       $ 3,160
                                                     =======       =======

6.       Financing Arrangements

On March 20, 2003, the Company and Silicon Valley Bank ("SVB") entered into an Accounts Receivable Purchase Agreement (the "Purchase Agreement"), amended in April 2004 as discussed in Note 19. Under the Purchase Agreement, the Company may sell certain of its receivables to SVB on a full recourse basis for an amount equal to 70% of the face amount of such purchased receivables with the aggregate face amount of purchased receivables not to exceed $2.5 million. Upon collection of the receivables and after deducting interest charges and allowed fees, SVB will remit the balance of the remaining 30% of the invoice to the Company. In connection with the Purchase Agreement, the Company granted to SVB a security interest in substantially all of its assets. Additionally, the Company issued Silicon Valley Bank a warrant to purchase 100,000 shares of Adept's common stock at a price of $1.00 per share. The warrant may be exercised on or after September 21, 2003, expires March 21, 2008 and was valued at $20,000 on the date of grant by the Company using the Black Scholes model. As of March 27, 2004, the warrant has not been exercised and there was $484,000 outstanding under the Purchase Agreement. The Company is required to pay a monthly finance charge equal to 2% of the average daily gross amount of unpaid purchased receivables. In January 2004, SVB lowered the monthly finance charge to 1% of the average daily gross amount of unpaid purchased receivables. The Purchase Agreement includes certain provisions with which the Company must comply, including but not limited to, the payment of the Company's employee payroll and state and federal tax obligations as and when due, the submittal of certain financial and other specified information to SVB on a periodic basis, and the maintenance of the Company's deposit and investment accounts with SVB. In addition, the Company cannot transfer or grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.24 million in any fiscal quarter, net of any payments by such subsidiaries to the Company. Certain of the Company's wholly-owned subsidiaries were also required to execute a guaranty of all the Company's obligations to SVB and all such guarantees have been executed. The Company would be deemed in default under the Purchase Agreement if the Company failed to timely pay any amount owed to SVB; in the event of its bankruptcy or an assignment for the benefit of creditors; if the Company becomes insolvent or is generally not paying its debts as they become due or it is left with unreasonably small capital; if any involuntary lien or attachment is issued against the Company's assets that is not discharged within ten days; if the Company materially breaches any of its representations or if the Company breaches any provisions under the agreement which is not cured within three business days; if any event of default occurs under any agreement between the Company and SVB, or any guaranty or subordination agreement executed in connection with the Purchase Agreement; or if there is a material adverse change in the Company's business, operations or condition or a material impairment of its ability to pay its obligations under the agreement or of the value of SVB's security interest in the Company's assets. In the event of default under the Purchase Agreement, SVB may cease buying the Company's receivables, Adept must repurchase upon SVB's demand any outstanding receivables and pay any obligations under the agreement, including SVB's costs. Adept was in compliance with these provisions as of March 27, 2004. Since the Company's obligation to repay SVB is not conditioned on the collection of the related accounts receivable balances, the Company has recorded the amounts due under this agreement as short-term debt in the accompanying consolidated balance sheet. This agreement was amended and restated on April 22, 2004 (see Note 19).

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

In connection with the lease restructuring, the Company issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into the Company's common stock. Interest on the principal amount converted may be paid, at the election of the Company, in cash, by converting such interest into principal amount or by issuance of Company common stock. The note is convertible at any time at the option of the holder into the Company's common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by Adept or its management. The Company was in compliance with these provisions as of March 27, 2004. This liability is recorded as long-term Subordinated Convertible Note in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of the Company, the Company's failure to pay its obligations under the note when due, the Company's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to the Company's business or ability to pay its obligations under the note, or a change of control of Adept without the landlord's consent. Pursuant to the registration rights provided in the note, the Company registered the shares issuable upon exercise of the note for resale to the public under the Securities Act of 1933, as amended, in connection with its filing of an S-2 registration statement declared effective by the Securities and Exchange Commission ("SEC") on February 24, 2004 (the "February 2004 Registration").

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

The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. The 2003 financing transaction occurred pursuant to two purchase agreements entered into by the Company with two different groups of accredited investors on November 14, 2003, each with substantially similar terms. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, the Company registered the shares it sold and the shares underlying the warrants it granted for resale to the public in the February 2004 Registration.

Simultaneous with the completion of the financing, pursuant to an agreement dated November 14, 2003, (the "JDSU" Agreement") the Company's preferred stockholder, JDS Uniphase Corporation ("JDSU"), converted its preferred stock which it acquired in 2001 into approximately 3.1 million shares of Adept common stock and surrendered its remaining shares of preferred stock to the Company. Per the terms of the Company's promissory note with its preferred stockholder, the Company repaid the $1.0 million promissory note out of the proceeds from the financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement, dated as of October 22, 2001, between JDSU and Adept pursuant to which JDSU acquired its shares of preferred stock from Adept which were subsequently converted and surrendered under the JDSU Agreement, as well as the $1.0 million promissory note dated October 30, 2002 issued by Adept in favor of JDSU. The Company registered the resale of the shares issued upon conversion of the preferred stock under the JDSU Agreement with the SEC in the February 2004 Registration.

7. Transactions With Related and Certain Other Parties

On January 31, 2004, Adept entered into a Severance Agreement and Release of All Claims with each of Mr. Carlisle and Mr. Shimano (the "Severance Agreements") on substantially the same terms. Under the terms of the Severance Agreements, among other agreements, Adept agreed to pay each of Mr. Carlisle and Mr. Shimano severance payments equivalent to six months' base salary, less appropriate withholdings, plus medical, dental and vision benefits through February 2004 and agreed to maintain coverage for the former executives under its Directors and Officers Liability policy for three years. In addition, all of Mr. Carlisle's and Mr. Shimano's respective stock options scheduled to vest through November 4, 2004 fully vested immediately upon entry into the agreement and remain exercisable through November 4, 2004. In return for these payments and benefits, each of Mr. Carlisle and Mr. Shimano agreed to release Adept from any and all potential claims and the parties affirmed certain confidentiality and non-solicitation agreements between Adept and the former executives.

8. Discontinued Operations

During the quarter ended March 27, 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for zero cash consideration. As part of the disposition, Adept transferred certain intellectual property and related assets valued at $0.1 million not related to Adept's components and services businesses, to a corporation formed by former employees of Adept's Orange County division, which was disposed of as part of discontinued operations, in exchange for the assumption of certain of Adept's liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for the quarter ended March 27, 2004 of $7.0 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated with the disposal of the solutions business segment. The disposition of the solutions business segment included the closure of the Company's Orange County, California division. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept's continuing operations for all periods presented.

The results of discontinued operations are summarized as follows:
                                                                       Three months ended,                     Nine months ended
                                                                  ------------------------------         ---------------------------
                                                                  March 27,          March 29,            March 27,        March 29,
                       (in thousands)                                2004              2003                 2004             2003
                                                                     ----              ----                 ----             ----
Revenue from discontinued operations ...................           $   539            $ 2,954            $ 2,551            $ 5,260
Loss on disposal of assets .............................           $(5,991)           $  --              $(5,991)           $  --
Loss from discontinued operations ......................           $(1,009)           $  (353)           $(1,096)           $(2,523)
Net loss from discontinued operations ..................           $(7,000)           $  (353)           $(7,087)           $(2,523)

9.       Accrued Restructuring Charges

The following  table  summarizes the Company's  accrued  restructuring  costs at
March 27, 2004:
                                             Additional        Amounts         Amounts         Amounts        Amounts
                              Balance         Charges/        Utilized        Utilized        Utilized        Utilized      Balance
                              June 30,      (Reversals)      Q1 Fiscal       Q2 Fiscal       Q3 Fiscal       Q3 Fiscal     March 27,
       (in thousands)           2003       Q3 Fiscal 2004       2004            2004            2004            2004          2004
                                ----       --------------       ----            ----            ----            ----          ----
                                                              Cash            Cash            Cash          Non-Cash
Employee severance costs..    $   184         $   448          $    45         $   139         $   120         $    84       $   244
Lease commitments ........      3,321          (1,146)             146             137           1,736            --             156
Asset impairment charges..       --                 1             --              --              --                 1          --
                              -------         -------          -------         -------         -------         -------       -------
  Total ..................    $ 3,505         $  (697)         $   191         $   276         $ 1,856         $    85       $   400

During the quarter ended March 27, 2004, the Company incurred a net reversal of $0.7 million of previously accrued restructuring charges. The $0.7 million consists of $1.1 million in reversals of previously accrued lease termination costs offset by $0.4 million in severance charges primarily attributable to the departure of Adept's co-founders, Brian R. Carlisle and Bruce E. Shimano, pursuant to the Severance Agreements between the Company and each of them. The reversal of previously accrued lease termination costs was the result of the execution during the quarter of an agreement with a former landlord to favorably settle litigation relating to an outstanding lease obligation. The restructuring balance consists of charges made during fiscal years 2002, 2003 and 2004 and are comprised entirely of cash charges that are expected to be paid over the next five quarters, against employee severance costs and non-cancelable lease commitments.

10. Legal Proceedings

In March 2003, Adept vacated its San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint claimed damages for unpaid rent through April 2003, the worth at the time of the award of rent through the balance of the leases, an award of all costs necessary to ready the premises to be re-leased and payment of plaintiff costs and attorney's fees. As the Company had vacated this facility, it recorded expenses in the amount of $2.3 million in fiscal 2003 for the remaining unpaid rent associated with this lease, but did not set aside the cash associated with such unpaid rent expense. On November 17, 2003, the parties reached an agreement in principle to resolve all outstanding claims between them.

On January 16, 2004, the Company reached a final settlement with the landlord of its San Jose facility regarding its lease obligations for that facility. Under the terms of the settlement agreement and mutual general release, Adept paid the landlord of the San Jose facility approximately $1.65 million on January 26, 2004 and the landlord dismissed the action brought against Adept in Santa Clara Superior Court (NO. CV817195). The landlord's full release took effect on April 28, 2004. The parties also acknowledged the termination of the lease agreements that were the subject of the litigation. Adept had previously recorded restructuring charges, during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of its San Jose facility. Since the settlement amount including legal fees is less than the amount the Company previously accrued for, the restructuring adjustment resulted in a positive income statement impact of $0.7 million in the third quarter of fiscal 2004.

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

While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions against the Company, it believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

11. Redeemable Convertible Preferred Stock

On October 29, 2001, Adept completed a private placement with JDSU of $25.0 million of its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock, pursuant to a Securities Purchase and Investor Rights Agreement between the parties.

In December 2002, Adept and JDSU agreed to terminate the supply, development and license agreement entered into by them in October 2001. Adept was obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDSU and shutdown of JDSU's internal automation organization serviced by the arrangements with Adept, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDSU earning interest at a rate of 7% per year payable on or before September 30, 2004.

In November 2003, simultaneous with the completion of the 2003 financing, pursuant to the JDSU Agreement described in note 6, JDSU agreed to convert its shares of preferred stock of Adept into approximately 3.1 million shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement. The JDSU Agreement also provides that JDSU is entitled to certain information rights with respect to Adept, including its annual and quarterly reports and SEC filings, piggyback registration rights, indemnification rights in connection with any registration of JDSU shares completed by Adept and certain indemnification rights of up to $3.0 million in connection with the transactions contemplated by the JDSU Agreement. Pursuant to the registration rights in the JDSU Agreement, the Company registered the resale of the shares issued upon conversion of the preferred stock under the JDSU Agreement with the SEC pursuant to the February 2004 Registration.

12. Income Taxes

The Company typically provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the three and nine months ended March 27, 2004, the Company recorded a benefit from income taxes from continuing operations of $1.4 million, which reflects a one-time benefit for the reversal of previously accrued taxes. This reversal reflects management's reassessment of the appropriate level of tax liabilities for the Company based upon the Company's current level of operating activities and recent filing of its federal, state and certain international tax returns.

13. Goodwill and Intangible Assets

During the quarter ended March 27, 2004, the Company adopted a formal plan to dispose of and completed the disposition of, its Solutions business segment. The goodwill associated with the Solutions business segment was included as part of the loss from discontinued operation (See Note 8).


     (in thousands)                   Components      Solutions          Total
     --------------                   ----------      ---------          -----
Balance at June 30, 2003               $ 3,176         $ 4,495          $ 7,671
Changes to goodwill                       --            (4,495)          (4,495)
                                       -------         -------          -------
Balance at March 27, 2004              $ 3,176         $  --            $ 3,176
                                       =======         =======          =======

There is no goodwill related to the Services and Support segment.

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five successive fiscal years related to the intangible assets subject to amortization.

                                   Gross Carrying     Accumulated   Net Carrying
  Amortized intangible assets          Amount        Amortization      Amount
                                      -------          -------        -------
Developed technology                  $ 2,102          $(1,584)       $   518
Non-compete agreements                    380             (364)            16
                                      -------          -------        -------
   Total                              $ 2,482          $(1,948)       $   534
                                      =======          =======        =======

In connection with the disposition of the Solutions business segment, intangibles with a gross carrying amount of $430,000 and accumulated depreciation of $287,000 were included as part of the loss from discontinued operations (See Note 8).

The aggregate amortization expense for nine months ended March 27, 2004 totaled $427,000 and the estimated amortization expense for the next five years is as follows:

                        (in thousands)                  Amount
                                                        ------
                  Remaining for fiscal year 2004          111
                  For fiscal year 2005                    195
                  For fiscal year 2006                    195
                  For fiscal year 2007                     33
                                                         ----
                                                         $534
                                                         ====

14.      Income (loss) per Share

Basic income (loss) per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and nine months ended March 29, 2003 and the nine months ended March 27, 2004, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive to the net loss.

                                                                       Three months ended,                   Nine months ended
                                                                ----------------- -------------       ----------------- ------------
                                                                 March 27,           March 29,          March 27,         March 29,
                       (in thousands)                               2004               2003               2004             2003
                                                                ------------       ------------       ------------       ----------
 Income (loss) from continuing operations ................      $      1,943       $     (6,399)      $       (806)     $   (20,057)
 Loss from discontinued operations .......................      $     (7,000)      $       (353)      $     (7,087)     $    (2,523)
 Net loss ................................................      $     (5,057)      $     (6,752)      $     (7,893)     $   (22,580)

Basic:
  Number of shares used in computing per share amounts
     from continuing and discontinued operations: ........            29,721             15,225             22,303           14,765
                                                                ============       ============       ============       ==========

  Income (loss) per share from
         continuing operations ...........................      $       0.07       $      (0.42)      $      (0.04)      $    (1.36)
                                                                ============       ============       ============       ==========
         discontinued operations .........................      $      (0.24)      $      (0.02)      $      (0.32)      $    (0.17)
                                                                ============       ============       ============       ==========
  Basic net loss per share ...............................      $      (0.17)      $      (0.44)      $      (0.35)      $    (1.53)
                                                                ============       ============       ============       ==========

Diluted:
   Weighted average common shares used in computing
       basic net income (loss) per
       share from continuing
       and discontinued operations: ......................            29,721             15,225             22,303           14,765
                                                                ============       ============       ============       ==========
    Add: Weighted average dilutive potential common
              stock ......................................               562               --                 --               --
                                                                ============       ============       ============       ==========
       Weighted average common shares used in computing
           diluted net loss per share from continuing and
           discontinued operations: ......................            30,283             15,225             22,303           14,765
                                                                ============       ============       ============       ==========

   Income (loss) per share from
     continuing operations ...............................      $       0.06       $      (0.42)      $      (0.04)      $    (1.36)
                                                                ============       ============       ============       ==========
     discontinued operations .............................      $      (0.23)      $      (0.02)      $      (0.32)      $    (0.17)
                                                                ============       ============       ============       ==========
  Diluted net loss per share .............................      $      (0.17)      $      (0.44)      $      (0.35)      $    (1.53)
                                                                ============       ============       ============       ==========

15.      Impact of Recently Issued Accounting Standards

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

16.      Stock-Based Compensation

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

                                                                         Three months ended,                 Nine months ended,
                                                                     --------------------------          --------------------------
                                                                     March 27,         March 29,         March 27,         March 29,
                    (in thousands)                                     2004              2003              2004               2003
                                                                     --------          --------          --------          --------
Net loss, as reported ......................................         $ (5,057)         $ (6,752)         $ (7,893)         $(22,580)
Add:  Stock-based employee compensation expense
   included in the determination of net loss, as
   reported ................................................               84              --                  84              --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..............             (130)             (108)           (1,276)           (1,950)
                                                                     --------          --------          --------          --------
Pro forma net loss .........................................         $ (5,103)         $ (6,860)         $ (9,085)         $(24,530)
                                                                     ========          ========          ========          ========

Basic and diluted loss per common share:
   As reported .............................................         $  (0.17)         $  (0.44)         $  (0.35)         $  (1.53)
                                                                     ========          ========          ========          ========
   Pro forma ...............................................         $  (0.17)         $  (0.45)         $  (0.41)         $  (1.66)
                                                                     ========          ========          ========          ========

17.      Segment Information

Adept's chief operating decision maker is its Chief Executive Officer, or CEO. Over the past several quarters, the Company began an evaluation of all of its business segments as part of the Company's plan to focus on core competencies. During the third quarter, as a result of its evaluations, the Company adopted a formal plan to dispose of and completed the disposition of, the Solutions business segment. As such, results of the disposed Solutions business segment have been recorded as discontinued operations (See Note 8).

After disposition of the Solutions business segment, Adept's current business is focused towards delivering intelligent flexible automation components for assembly and material handling ("AMH") applications under two categories: (1) Components and (2) Services and Support.

The Components segment provides intelligent automation software and hardware component products externally to customers and internally to the other business segment for support.

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

The Company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated research and development expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses.

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

                                                 Three months ended            Nine months ended
                                              -----------------------       -----------------------
                                              March 27,      March 29,      March 27,       March 29,
                (in thousands)                  2004           2003           2004           2003
                                              --------       --------       --------       --------
 Revenue:
 Components ............................      $  9,110       $  6,475       $ 21,918       $ 18,358
 Services and Support ..................         4,224          3,048         12,701          9,882
                                              --------       --------       --------       --------
 Total revenue .........................      $ 13,334       $  9,523       $ 34,619       $ 28,240
                                              ========       ========       ========       ========

 Operating income (loss):
 Components ............................      $  1,358       $ (1,432)      $  1,312       $ (5,681)
 Services and Support ..................         1,531            852          4,116          2,241
                                              --------       --------       --------       --------
 Segment profit (loss) .................         2,889           (580)         5,713         (3,440)
 Unallocated research, development
    and engineering and selling, .......        (3,005)
    general and administrative .........        (3,783)        (8,012)       (13,623)
 Restructuring charges, net ............           697         (2,020)           697         (3,156)
 Interest income .......................            28             13             72            236
 Interest expense ......................           (99)           (29)          (406)           (43)
                                              --------       --------       --------       --------
Income (loss) from continuing operations
   before income taxes .................      $    510       $ (6,399)      $ (2,221)      $(20,026)
                                              ========       ========       ========       ========

18.      Comprehensive Income

For the three and nine months ended March 27, 2004 and March 29, 2003, there were no significant differences between the Company's comprehensive loss and its net loss.

19.      Subsequent Event

On April 22, 2004, Adept and SVB entered into an Amendment to Loan Documents, pursuant to which Adept and SVB entered into a loan and security agreement (the "Loan and Security Agreement") that amends and restates the Accounts Receivable Purchase Agreement, described in Note 6, in its entirety. Under the terms of the Loan and Security Agreement, Adept may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of Adept's eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of overadvance loans may not exceed the lesser of $0.5 million or 30% of the amount of Adept's eligible accounts receivable. In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB ("Prime Rate"), plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. Adept paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum. Amounts outstanding under the Purchase Agreement became the opening balance of the Loan and Security Agreement. In addition, under the terms of the Amendment to Loan Documents, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept's assets granted to SVB by Adept in connection with the Purchase Agreement, the guaranty executed by certain of the Company's wholly-owned subsidiaries in connection with the Purchase Agreement and the warrant Adept issued SVB to purchase 100,000 shares of Adept's common stock at a price of $1.00 per share.

The Loan and Security Agreement includes certain financial and other covenants with which the Company must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration received by the Company for any equity securities and subordinated debt of Adept, plus 50% of Adept's net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of the Company takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which the Company must comply, include, but are not limited to, the payment of the Company's tax obligations as and when due, the periodic submission of certain financial and other specified information to SVB and the maintenance of the Company's primary deposit and investment accounts with SVB. In addition, the Company cannot grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of

$300,000 million in any fiscal quarter. The Company would be deemed to be in default under the Loan and Security Agreement if the Company failed to timely pay any amount owed to SVB; if amounts owed to SVB exceed the credit limit; if the Company failed to comply with its financial and other covenants, including those listed above; if the Company becomes insolvent or is generally not paying its debts as they become due; if any involuntary lien or attachment is issued against the Company's assets that is not discharged within ten days; if the Company materially breaches any of its representations or if the Company breaches without cure any non-monetary provision under the agreement; if any payment is made on account of subordinate obligations except as permitted in the applicable subordination agreement; if there is a change in the ownership of more than 20% of the outstanding shares of the Company without SVB's prior written consent; if any event of default occurs under any obligation secured by a permitted lien which is not waived or cured within any applicable period allowed by the lien holder; any revocation of any guaranty of the Company's obligations or any revocation of any pledge of assets to secure the Company's obligations; or if the Company breached any material contract or obligation that may be expected to lead to, or there otherwise occurred a material adverse change in the Company's business, operations or condition, or a material impairment of its ability to pay its obligations under the agreement or of the value of SVB's security interest in the Company's assets. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to the Company; accelerate and declare all or any part of the Company's obligations to be immediately due and payable, and enforce its security against the collateral. The Loan and Security Agreement will expire on April 22, 2005.

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

     o    our anticipated benefits from restructuring activities;

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

                                    OVERVIEW

We provide intelligent flexible automation products and services for assembly and material handling ("AMH") applications to our customers in many industries. This customer industry mix varies considerably from period to period due to a variety of market and economic factors. Our customers integrate our comprehensive product portfolio of high performance automation components and application development software to deliver production solutions that meet increasingly complex and demanding manufacturing requirements. Our broad range of standard high-performance high-reliability automation products reduces the time and cost for our customers' to design, engineer and launch new products into high-volume production. Adept's commitment to long-term product service and support reduces the total cost of ownership of our products. We make available regular product upgrades that incorporate the latest technology advances, providing our customers with maximum manufacturing flexibility and ease of automation redeployment as they reconfigure their factories to produce new products. Our product range currently includes integrated real-time vision and multi-axis motion controls, machine vision systems and software, application development software, industrial robots, linear modules, and other flexible automation equipment. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that enable robots to perform a wider range of functions. In fiscal 2003, we introduced our Amp-in-Base (AIB) technology with our new line of Cobra s-Series SCARA robots. The AIB technology incorporates the power amplifiers and servo controls directly inside the robot arm, providing significant factory floor space-savings and performance and reliability gains. These resulting low-cost SCARA robots have had a positive impact on our gross margins during the first three quarters of fiscal 2004. We expect to maintain or improve our current levels of gross margins as we integrate the AIB technology across our entire product line.

International sales generally comprise between 30% and 45% of our total revenue for any given quarter.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended March 27, 2004. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 27, 2004. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's Form 10-K as filed with the Securities and Exchange Commission on September 29, 2003, and amended by Forms 10-K/A filed on October 8, 2003 and November 12, 2003.

During the quarter ended March 27, 2004, Adept adopted a formal plan to dispose of and completed the disposition of our Solutions business segment for zero cash consideration. As part of the disposition, we transferred certain of our intellectual property and related assets, valued at $0.1 million not related to our components and services businesses, to a corporation formed by former employees of Adept's Orange County division, which was disposed of as part of discontinued operations, in exchange for their assumption of certain of our liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for the quarter ended March 27, 2004 of $7.0 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the solutions business segment. The disposition of the Solutions business segment included the closure of our Orange County, California division. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept's continuing operations for all periods presented.

On April 22, 2004, we entered into an Amendment to Loan Documents with Silicon Valley Bank, or SVB, pursuant to which Adept and SVB entered into a loan and security agreement, referred to as the Loan and Security Agreement that amends and restates the Accounts Receivable Purchase Agreement dated March 20, 2003 between Adept and SVB or the Purchase Agreement. Terms of the amended and restated credit facility are described below in the discussion of Liquidity and Capital Resources.

On November  18,  2003,  we  completed a private  placement  of an  aggregate of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. The warrants have a term of exercise beginning on May 18, 2004 and expiring on November 18, 2008. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. The 2003 financing transaction occurred pursuant to two purchase agreements entered into by Adept with two different groups of accredited investors on November 14, 2003, each with substantially similar terms. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public. Pursuant to the registration rights provided in the note, we registered the shares issuable upon exercise of the note for resale to the public under the Securities Act of 1933, as amended, in connection with its filing of an S-2 registration statement declared effective by the SEC on February 24, 2004, referred to as the February 2004 Registration.

Simultaneous with the completion of the financing, pursuant to an agreement dated November 14, 2003, referred to as the JDSU Agreement, JDS Uniphase Corporation, or JDSU, converted its preferred stock into approximately 3.1 million shares of Adept common stock and surrendered its remaining shares of preferred stock to Adept. Per the terms of our promissory note with JDSU, we repaid the $1.0 million promissory note out of the proceeds from the financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement, dated as of October 22, 2001, between

JDSU and Adept pursuant to which JDSU acquired its shares of preferred stock from Adept which were converted and surrendered under the JDSU Agreement, as well as the $1.0 million promissory note in favor of JDSU. We registered the resale of the shares issued under the JDSU Agreement with the SEC in the February 2004 Registration.

During the quarter ended March 27, 2004, we incurred $0.4 million in severance charges in connection with the departures of Brian R. Carlisle and Bruce E. Shimano in December 2003, pursuant to severance agreements entered into between us and each of them. On January 31, 2004, we entered into a Severance Agreement and Release of All Claims with each of Mr. Carlisle and Mr. Shimano, referred to as the Severance Agreements, on substantially the same terms. Under the terms of the Severance Agreements, among other agreements, we agreed to pay each of Mr. Carlisle and Mr. Shimano severance payments equivalent to six months' base salary, less appropriate withholdings, plus medical, dental and vision benefits through February 2004 and agreed to maintain coverage for the former executives under its Directors and Officers Liability policy for three years. In addition, all of Mr. Carlisle's and Mr. Shimano's respective stock options scheduled to vest through November 4, 2004 fully vested immediately upon entry into the agreement and remain exercisable through November 4, 2004. In return for these payments and benefits, each of Mr. Carlisle and Mr. Shimano agreed to release us from any and all potential claims and the parties reaffirmed certain confidentiality and non-solicitation agreements between us and the former executives.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which has significantly reduced our quarterly lease expenses. In connection with the lease restructuring, we issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into our common stock. Interest on the principal amount may be paid, at the election of the Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by Adept or our management. We were in compliance with these provisions as of March 27, 2004. This liability was recorded as long term Subordinated Convertible Note in the consolidated balance sheet in this quarterly report on Form 10-Q. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay our obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay our obligations under the note, or a change of control of Adept without the landlord's consent. Pursuant to the registration rights provided in the note, we registered the shares issuable upon exercise of the note for resale to the public with the SEC in the February 2004 Registration.

In March 2003, we vacated our San Jose facility and ceased paying rent on the lease. In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. As we had vacated this facility, we recorded expenses in the amount of $2.3 million, in fiscal 2003, for the remaining unpaid rent associated with this lease, but we did not set aside the cash associated with such unpaid rent expense. On November 17, 2003, the parties reached an agreement in principle to resolve all outstanding claims between them. On January 16, 2004, we entered into a settlement agreement and mutual general release with the landlord of the San Jose facility regarding our lease obligations for that facility. Under the terms of the settlement agreement, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the complaint. The landlord's full release will took effect on April 28, 2004. We had previously recorded restructuring charges during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, the restructuring adjustment resulted in a positive income statement impact of $0.7 million in the third quarter of fiscal 2004.

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


Revenue Recognition. We recognize product revenue, in accordance with Staff Accounting Bulletin 104, ("SAB 104"), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In Japan, we sell our products through a reseller, and we have separate agreements with this reseller for each of our product lines that it sells. For all Control and Mechanical Components with this reseller, we have a pass-through arrangement, such that under this arrangement, we defer 100% of the revenue upon shipment and the reseller is not obligated to remit payment to us until the reseller receives payment from the end user. When all other aspects of SAB 101 have been satisfied, we recognize revenue upon payment from the end user. For all other product lines, no pass-through arrangement exists. For these products we follow our normal revenue recognition policies.

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

Deferred revenue are payments received from customers in advance of the delivery of products and/or services.

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

Results of Operations

Three and Nine Months Ended March 27, 2004 and March 29, 2003

Net revenue from continuing operations. Net revenue from continuing operations for the three months ended March 27, 2004 was $13.3 million, an increase of 40% from net revenue from continuing operations of $9.5 million for the three months ended March 29, 2003. Net revenue from continuing operations for the nine months ended March 27, 2004 was $34.6 million, an increase of 23% from net revenue from continuing operations of $28.2 million for the nine months ended March 29, 2003. Components revenue increased 41% to $9.1 million for the three months ended March 27, 2004 from $6.5 million for the three months ended March 29, 2003. Components revenue increased 19% to $21.9 million for the nine months ended March 27, 2004 compared to $18.4 million for the nine months ended March 29, 2003. The increase reflects increased demand for our new Smart Cobra robot as well as an improvement in general market conditions for capital equipment manufacturers. Services and Support revenue increased 39% to $4.2 million for the three months ended March 27, 2004 from $3.0 million for the three months ended March 29, 2003. Services and Support revenue increased 28% to $12.7 million for the nine months ended March 27, 2004 from $9.9 million for the nine months ended March 29, 2003. The increase is primarily due to increased sales and servicing of refurbished products.

Domestic and international revenue between segments for the three and nine months ended March 27, 2004 and March 29, 2003 are as follows:

                                          Three months ended                        Nine months ended
                                 -----------------------------------      -----------------------------------
                                 March 27, 2004       March 29, 2003      March 27, 2004       March 29, 2003
                                 --------------       --------------      --------------       --------------
Domestic revenue:
   Components                      $     6,580          $     3,293         $    13,575          $    10,604
   Services                              2,823                1,752               7,520               6,188
                                   -----------          -----------        ------------          ----------
   Total                           $     9,403          $     5,045         $    21,095          $    16,792
                                   ===========          ===========         ===========          ===========

International revenue:
   Components                      $     2,531          $     3,182         $     8,343          $     7,753
   Services                              1,400                1,296               5,181                3,695
                                   -----------          -----------        ------------          -----------
     Total                         $     3,931          $     4,478         $    13,524          $    11,448
                                   ===========          ===========         ===========          ===========

Our domestic sales totaled $9.4 million for the three months ended March 27, 2004, compared with $5.0 million for the three months ended March 29, 2003, an increase of 86%. Our domestic sales totaled $21.1 million for the nine months ended March 27, 2004, compared with $16.8 million for the nine months ended March 29, 2003, an increase of 26%. Our international sales totaled $3.9 million for the three months ended March 27, 2004, compared with $4.5 million for the three months ended March 29, 2003, a decrease of 12%. Our international sales totaled $13.5 million for the nine months ended March 27, 2004, compared with $11.4 million for the nine months ended March 29, 2003, an increase of 18%.

Gross margin. Gross margin from continuing operations was 41.3% for the three months ended March 27, 2004 compared to 34% for the three months ended March 29, 2003. Gross margin from continuing operations was 39% for the nine months ended March 27, 2004 compared to 31.9% for the nine months ended March 29, 2003. The improvement in gross margin primarily reflects higher margins due to increased sales of higher margin products and lower fixed manufacturing expenses resulting from facilities consolidation and the restructuring of the lease obligations for our Livermore facilities as described in Overview.

Research,  Development  and  Engineering  Expenses.  Research,  development  and engineering expenses from continuing operations decreased by 37% to $1.7 million, or 13% of net revenue, for the three months ended March 27, 2004 from $2.7 million, or 28% of net revenue, for the three months ended March 29, 2003. Research, development and engineering expenses decreased by 38.7% to $5.2 million, or 15% of net revenue, for the nine months ended March 27, 2004 from $8.5 million, or 30% of net revenue, for the nine months ended March 29, 2003.

The decrease in expense for the three and nine months ended March 27, 2004 as compared to the three and nine months ended March 29, 2003 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations were $3.8 million, or 28% of net revenue, for the three months ended March 27, 2004, as compared with $4.7 million, or 50% of net revenue, for the three months ended March 29, 2003. Selling, general and administrative expenses were $10.4 million, or 30% of net revenue, for the nine months ended March 27, 2004, as compared with $17.1 million, or 61% of net revenue, for the nine months ended March 29, 2003.

The decrease in expense for the three and nine months ended March 27, 2004 as compared to the nine months ended March 29, 2003 was primarily attributable to restructuring activities in fiscal 2003. Cost reduction measures implemented as part of restructuring activities in fiscal 2003 included significant headcount reductions and facilities consolidation and lease restructuring.

Restructuring Charges. Restructuring charges for the three and nine months ended March 27, 2004 reflect a net reversal of $697,000 in previously accrued restructuring charges. The $697,000 consists of $1.1 million in reversals of previously accrued lease termination costs offset by $0.4 in charges primarily attributable to severance arrangements entered into in connection with the departure of Adept's co-founders. The reversal of previously accrued lease termination costs was the result of the execution during the quarter of an agreement with a former landlord to favorably settle litigation relating to an outstanding lease obligation. Under terms of the settlement agreement, effective January 16, 2004, relating to our San Jose, California lease litigation, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004. At March 27, 2004, the accrued restructuring balance of $400,000 consists of approximately $364,000 in short-term restructuring charges and approximately $36,000 in long-term restructuring charges. These charges were made during fiscal years 2002, 2003 and 2004 and are comprised entirely of cash charges that are expected to be paid over the next five quarters related to employee severance costs and non-cancelable lease commitments.

The following  table  summarizes  our accrued  restructuring  costs at March 27,
2004:
                                                     Additional      Amounts       Amounts       Amounts       Amounts
                                         Balance      Charges/      Utilized      Utilized       Utilized     Utilized      Balance
                                        June 30,    (Reversals)    Q1 Fiscal      Q2 Fiscal     Q3 Fiscal     Q3 Fiscal    March 27,
       (in thousands)                     2003     Q3 Fiscal 2004     2004          2004           2004         2004          2004
                                        -------       -------        -------       -------       -------       -------       -------
                                                                       Cash          Cash          Cash       Non-Cash
                                                                     -------       -------       -------       -------
Employee severance costs ........       $   184       $   448        $    45       $   139       $   120       $    84       $   244
Lease commitments ...............         3,321        (1,146)           146           137         1,736          --             156
Asset impairment charges ........          --               1           --            --            --               1          --
                                        -------       -------        -------       -------       -------       -------       -------
  Total .........................       $ 3,505       $  (697)       $   191       $   276       $ 1,856       $    85       $   400
                                        =======       =======        =======       =======       =======       =======       =======

Amortization of Goodwill and Other Intangibles. Other intangibles amortization from continuing operations was approximately $142,000 for the three months ended March 27, 2004 compared to approximately $150,000 for the three months ended March 29, 2003. Other intangibles amortization from continuing operations was approximately $427,000 for the nine months ended March 27, 2004 compared to approximately $426,000 for the nine months ended March 29, 2003. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis. During the quarter ended March 27, 2004, we impaired $4.6 million of goodwill and other intangibles as part of the loss from discontinued operations (See Note 8).

Interest Income (Expense). Net interest expense for the three months ended March 27, 2004 was approximately $71,000 compared to net interest expense of approximately $16,000 for three months ended March 29, 2003. Net interest expense for the nine months ended March 27, 2004 was approximately $334,000 compared to net interest income of approximately $193,000 for nine months ended March 29, 2003. Interest expense for the three and nine months ended March 27, 2004 primarily reflects charges incurred on advances received under the Silicon Valley Bank accounts receivable purchase facility. Interest expense also reflects interest incurred on the $3.0 million convertible note issued in connection with the Livermore lease restructuring and also relates to interest on our $1.0 million promissory note owed to JDSU, which was paid in November 2003.

Provision for (Benefit) from Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the three and nine months ended March 27, 2004, we recorded a benefit from income taxes from continuing operations of $1.4 million, which reflects a benefit for the reversal of previously accrued taxes. This reversal reflects management's reassessment of the appropriate level of tax liabilities based upon our current level of operating activities recent filing of federal, state and certain international tax returns.

Derivative Financial Instruments. Our foreign currency hedging program is used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized losses of $142,000 and $271,000 for the three and nine months ended March 29, 2004. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to our decreased aggregate net exposure of foreign currency exchange risk on international operations assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003.

Impact of Inflation

The effect of inflation on our business and financial position has not been significant to date.

Liquidity and Capital Resources.

We have experienced declining revenue in each of the last two fiscal years and incurred net losses in the first three quarters of fiscal 2004 and each of the last four fiscal years. During this period, we have consumed significant cash and other financial resources. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in each of fiscal 2002 and fiscal 2003. We recorded additional restructuring charges in the third quarter of fiscal 2004 related to the departure of Messrs. Carlisle and Shimano, pursuant to the Severance Agreements entered into between Adept and each of them, as described in "Overview" of

Management's Discussion and Analysis of Financial Condition and Results of Operations. These adjustments to our operations have significantly reduced our rate of cash consumption. We also completed an equity financing with net proceeds of approximately $9.4 million in November 2003.

As of March 27, 2004, we had working capital of approximately $12.7 million, including $5.7 million in cash, cash equivalents and short-term investments, and a short-term receivables financing credit facility of $1.75 million net, of which $0.5 million was outstanding and $1.3 million remained available under this facility. On April 22, 2004, this facility was amended and now permits us to borrow up to $4.0 million, as discussed below. We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. In addition to the proceeds of our 2003 financing, we currently depend on funds generated from operating revenue and the funds available through our amended loan facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash ending balance to be between approximately $5.0 and $5.5 million at June 30, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including
(i) that our restructuring efforts effectively reduce operating costs as estimated by management and do not impair our ability to generate revenue, (ii) that we will not incur additional unplanned capital expenditures for the next twelve months, (iii) that we will continue to receive funds under our existing accounts receivable financing arrangement or a new credit facility, (iv) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(v) that we will not incur unexpected significant cash outlays during any quarter.

On January 16, 2004, we settled ongoing litigation regarding lease obligations for our San Jose facility. Under the terms of a settlement agreement, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004. We had previously recorded restructuring charges during fiscal 2003 for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, the restructuring adjustment resulted in a positive income statement impact of $0.7 million in the third quarter of fiscal 2004.

Cash and cash equivalents increased $624,000 from June 30, 2003. The increase in cash is attributable to the completion of the 2003 equity financing, which provided Adept with net proceeds of approximately $9.4 million as discussed above, offset by cash used in operating and investing activities from continuing operations and a loss on discontinued operations associated with the disposed Solutions business segment. Net cash used in operating activities of $57,000 is primarily attributable to cash used in operating activities from continuing operations of $6.0 million partially offset by a non-cash loss on disposal of assets of $6.0 million from discontinued operations. Cash used in operating activities from continuing operations was primarily attributable to decreases in restructuring accruals and other long-term liabilities, increases in accounts receivable and inventory adjusted by non-cash charges including depreciation, amortization, the reversal of lease obligations in excess of settlement amounts and the reversal of previous tax liabilities. The decrease in accrued restructuring charges is primarily attributable to a payment to the landlord of our San Jose facility for the settlement of an outstanding lease obligation and payments on lease commitments for vacated facilities and payments attributable to severance arrangements entered into in connection with the departure of Adept's co-founders. The decrease in other long-term liabilities is primarily attributable the repayment of the $1.0 million promissory note to JDSU as discussed above. The increase in accounts receivable and inventory reflects increased revenue levels. Cash used in investing activities during the nine months was $2.1 million, which is attributable to the purchase of short-term investments and property and equipment. Cash provided by financing activities of $9.9 million is primarily attributable to $9.4 million in net proceeds from the 2003 financing and $0.4 million in purchased receivables under our Accounts Receivable Purchase Agreement with SVB.

On April 22, 2004, we entered into an Amendment to Loan Documents with SVB, pursuant to which Adept and SVB entered the Loan and Security Agreement that amends and restates the Accounts Receivable Purchase Agreement dated March 20, 2003 between Adept and SVB, referred to as the Purchase Agreement, described in
Note 6 in the notes to the financial statements in this quarterly report on Form 10-Q, in its entirety. Under the terms of the Loan and Security Agreement, we may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of our eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of overadvance loans may not exceed the lesser of $0.5 million or 30% of the amount of our eligible accounts receivable. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB, referred to as the Prime Rate, plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. We paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum. In addition, under the terms of the Amendment to Loan Documents, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of our assets granted to SVB by us in connection with the Purchase Agreement, the guaranty executed by certain of our wholly-owned subsidiaries in connection with the Purchase Agreement and the warrant we issued SVB to purchase 100,000 shares of our common stock at a price of $1.00 per share.

The Loan and Security Agreement includes certain financial and other covenants with which we must comply. Financial covenants specify that we must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration received by us for any of our equity securities and subordinated debt, plus 50% of our net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which we must comply include, but are not limited to, the payment of our tax obligations as and when due, the periodic submission of certain financial and other specified information to SVB, and the maintenance of our primary deposit and investment accounts with SVB. In addition, we cannot grant a security interest in its assets without SVB's consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 million in any fiscal quarter. We would be deemed to be in default under the Loan and Security Agreement if we failed to timely pay any amount owed to SVB; if amounts owed to SVB exceed the credit limit; if we failed to comply with our financial and other covenants, including those listed above; if we become insolvent or are generally not paying our debts as they become due; if any involuntary lien or attachment is issued against our assets that is not discharged within ten days; if we materially breach any of our representations or if we breach without cure any non-monetary provision under the agreement; if any payment is made on account of subordinate obligations except as permitted in the applicable subordination agreement; if there is a change in the ownership of more than 20% of our outstanding shares without SVB's prior written consent; if any event of default occurs under any obligation secured by a permitted lien which is not waived or cured within any applicable period allowed by the lien holder; any revocation of any guaranty of our obligations or any revocation of any pledge of assets to secure our obligations; or if we breached any material contract or obligation that may be expected to lead to, or there otherwise occurred a material adverse change in our business, operations or condition, or a material impairment of our ability to pay our obligations under the agreement or of the value of SVB's security interest in our assets. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to us; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce our security against the collateral. The Loan and Security Agreement will expire on April 22, 2005.

Per the terms of the CHAD acquisition agreement, $26,000 remained due to the employees of CHAD on October 9, 2004 contingent on the continued employment of such employees, but Adept has no obligation for any contingent payments as all Solutions business segment employees, which include all CHAD employees, were terminated in the third quarter of fiscal 2004 in connection with the disposition of the Solutions business segment.

On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, which has significantly reduced our quarterly lease expenses. In connection with the lease restructuring, we issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into our common stock. Interest on the principal amount converted may be paid, at the election of Adept, in cash, by converting such interest into principal amount or by issuance of our common stock. The note is convertible at any time at the option of the holder into the our common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept or our management. This liability is recorded as long-term Subordinated Convertible Note in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept's failure to pay our obligations under the note when due, Adept's default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept's business or ability to pay our obligations under the note, or a change of control of Adept without the landlord's consent. We were in compliance with these provisions as of March 27, 2004.

Total long term debt and operating lease obligations at March 27, 2004 were $13.3 million, which consists of $10.3 million in operating lease obligations and $3.0 million in long-term debt in the form of the Tri-Valley Campus, LLC convertible subordinated note.

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

Although we have experienced revenue growth and narrowed losses in the third quarter of fiscal 2004, we have previously experienced declining revenue in each of the last two fiscal years and have incurred net losses in the first three quarters of fiscal 2004 and in each of the last four fiscal years. During these periods, we have also consumed significant cash and other financial resources. Our auditor's report for our financial statements for fiscal 2003 included a qualification as to our ability to continue as a going concern. In response to these conditions, we reduced operating costs and employee headcount, and restructured certain operating lease commitments in each of fiscal 2002, 2003 and the first half of 2004. In addition, in the quarter ended March 27, 2004, we disposed of our Solutions business segment. These adjustments to our operations have significantly reduced our rate of cash consumption. We also completed an equity financing with net proceeds of approximately $9.4 million in November 2003.

As of March 27, 2004, we had working capital of approximately $12.7 million, including $5.7 million in cash, cash equivalents and short-term investments, and a receivable financing credit facility of $1.75 million net, of which $0.4 million was outstanding and $1.3 million remained available under this facility. On April 22, 2004, this facility was amended and restated as a credit facility, which now permits us to borrow up to $4.0 million. We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. In addition to the proceeds of our 2003 financing and SVB credit facility, we currently depend on funds generated from operations to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have insufficient cash resources to satisfy our obligations in a timely manner. We expect our cash ending balance to be between $5.0 and $5.5 million at June 30, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will not incur additional unplanned capital expenditures for the next twelve months, (ii) that we will receive funds under the amended credit facility, (iii) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, and
(iv) that we will not incur unexpected significant cash outlays during any quarter.

If our projected revenue falls below current estimates or if operating expenses exceed current estimates beyond our available cash resources, we may be forced to curtail our operations, or, at a minimum, we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. These actions would adversely impact our business and results of operations.

You should not rely on our past results to predict our future performance because our operating results fluctuate due to factors which are difficult to forecast, are often out of our control and which can be extremely volatile.

Our past revenue and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

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

The intelligent automation industry is highly competitive and currently experiencing reduced demand. We have responded to increased competition and changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and our businesses to meet competitive pressures and customer needs, we cannot assure you that we will be successful in implementing these restructuring activities or that the reductions in workforce and other cost-cutting measures will not harm our business operations and prospects. We hired a new Chief
Executive Officer in late 2003 to lead our further evolution to a more profitable business model, but we cannot guarantee that his efforts will be successful. Our inability to structure our operations based on current market conditions could negatively impact our business. We also cannot assure you that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. We cannot assure you that any future restructuring efforts will be successful.

We recently initiated a management reorganization and intend to hire additional critical management team personnel, and we may not successfully identify, attract or retain management personnel or realize the expected benefits of these changes.

We hired our Chief Executive Officer, Mr. Robert Bucher, in November 2003. In December 2003, our employment relationships with our former Chief Executive Officer and Vice President, Research and Development, Adept's two founders, were terminated. In connection with our restructuring activities and CEO change, we have made and are continuing to make other changes in the management team, including the elimination of some positions and the replacement of certain other personnel. In March 2004, we promoted Matt Murphy to Vice President of Operations and Product Development, and appointed him as an executive officer of Adept. To achieve benefits from these personnel changes, we must retain the services of Mr. Bucher and other key managerial personnel, and identify, recruit and retain additional key management team members. In connection with this effort, we must minimize any business interruption or distraction of personnel as a result of these changes and our reorganization efforts. We cannot guarantee that we will be successful in doing so, or that such management and personnel changes will result in, or contribute to, improved operating results.

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

We sell some of our products to the consumer electronics industry which includes disk drive manufacturers and manufacturers of other electronic equipment as well as the semiconductor industry, which are subject to sudden, extreme, cyclical variations in product supply and demand. The timing, length and severity of these cycles are difficult to predict. In some cases, these cycles have lasted more than a year. While the disk drive industry is currently experiencing significant growth, the semiconductor industry is currently flat due to soft worldwide demand. In all of these industries, manufacturers may contribute to these cycles by misinterpreting the conditions in the industry and over- or under-investing in manufacturing capacity and equipment. We may not be able to respond effectively to these industry cycles.

Downturns in these industries often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made further cost reductions in fiscal 2003 and 2004 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

Industry upturns have been characterized by abrupt increases in demand for devices and equipment and production under-capacity. During a period of increasing demand and rapid growth, we must be able to quickly increase manufacturing capacity to meet customer demand and hire and assimilate a sufficient number of qualified personnel. Our inability to ramp-up in times of increased demand could harm our reputation and cause some of our existing or potential customers to place orders with our competitors.

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

We have reduced our absolute amount of expenses in all areas of our operations in connection with our restructuring activities in fiscal 2002, 2003 and 2004. We have also reduced additional fixed costs in connection with the disposal of the Solutions business segment. However, we continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, utilizing our relatively fixed capacity, which could also cause fluctuations in our operating results.

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

We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves certain significant risks including:

     o    loss of control over the manufacturing process;
     o    potential absence of adequate supplier capacity;
     o potential for significant price increases in the components and mechanical subsystems:
     o potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and
     o reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems.

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

Disruption, significant price increases, or termination of our supply sources could require us to seek alternative sources of supply, could delay our product shipments and damage relationships with current and prospective customers, require us to absorb a significant price increase or risk pricing ourselves out of the market, or prevent us from taking other business opportunities, any of which could have a material adverse effect on our business. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely and cost effective basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, or due to component price increases causes us to be priced out of the market, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components or obtain components at prices within our business model, they could have a material adverse effect on our business, financial condition and results of operations.

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

International sales were $13.5 million for the nine months ended March 27, 2004, $17.1 million for the fiscal year ended June 30, 2003, $31.8 million for the fiscal year ended June 30, 2002, and $36.4 million for the fiscal year ended June 30, 2001. This represented 39.1%, 38.2%, 55.7%, and 36.3% of net revenue for the respective periods. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

We have received in the past, and may receive in the future, communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. The asserted claims and/or initiated litigation, could include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. There are numerous patents in the automation components industry. It is not always practicable to determine in advance whether a product or any of its components infringes the intellectual property rights of others. As a result, from time to time, we may be forced to respond to intellectual property infringement claims to protect our rights or defend a customer's rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being forced to enter into a license agreement with unfavorable terms could seriously harm our business, operating results and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

     o    Pay  damages,   license  fees  or  royalties  to  the  party  claiming
          infringement;
     o Stop selling products or providing services that use the challenged intellectual property;
     o Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or
     o Redesign the challenged technology, which could be time-consuming and costly.

If we were forced to take any of these actions, our business and results of operations may suffer.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations, and design, manufacture, market and support our products. We hired our Chief Executive Officer in November 2003 to lead our further evolution to a more profitable business model. We cannot guarantee that we will be able to timely or affectively integrate him into our operations or will be successful in retaining him. We have also reduced headcount in connection with our restructurings and recently made changes in other senior personnel including the recent promotion of our Vice President of Operations and Product
Development, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than Mr. Bucher's offer letter, we have no employment agreements with our senior management.

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

Terrorist acts or military engagement anywhere in the world could cause damage or disruption to us, our customers, OEMs, distributors or suppliers, or could create political or economic instability, any of which could adversely affect our business, financial condition or results of operations. Furthermore, we are uninsured for losses or interruptions caused by acts of war or terrorism.

Risks Related to our Stock

Our common stock was delisted from the Nasdaq Stock Market and trades on the OTC Bulletin Board, which may negatively impact the trading activity and price of our common stock.

In April 2003, our common stock was delisted from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing. Our common stock trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq, and although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions delayed and securities analysts' and news media coverage of Adept diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to generate to use our equity as consideration for an acquisition or other corporate opportunity. The delisting and OTC trading could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and the availability of fewer business development, other strategic opportunities and additional cost of compensating our employees using cash and equity compensation.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants or our convertible note, in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 29,901,643 shares of common stock outstanding as of April 29, 2004. In November 2003, we completed a private placement of an aggregate of approximately 11,111,121 shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 5,560,000 shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. We also entered into registration rights agreements with the investors in the 2003 financing under which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above.

Simultaneous with the completion of the 2003 financing, pursuant to the JDSU Agreement, JDSU converted its shares of preferred stock of Adept to acquire 3,074,135 shares of Adept's common stock, equal to approximately 19.9% of Adept's outstanding common stock prior to the 2003 financing, and surrendered its remaining shares of preferred stock to Adept. The JDSU Agreement provides that JDSU is entitled to certain rights with respect to us, including piggyback registration rights. In August 2003, we also issued a three-year, $3.0 million subordinated note due June 30, 2006 in favor of our landlord, convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share. The resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by us or our management.

Adept filed a registration statement with the SEC for the registration of the shares of common stock sold and the shares of common stock underlying the warrants granted in the 2003 financing, issued to JDSU and underlying the Tri-Valley convertible note for resale to the public under the Securities Act ,which registration statement was declared effective by the SEC on February 24, 2004. Selling securityholders included in the registration statement are offering an aggregate of 22,740,816 shares of our common stock, 8,555,560 shares of which are not currently outstanding and are subject to warrants or our convertible note.

Additionally, at April 29, 2004, options to purchase approximately 3,662,879 shares of our common stock were outstanding under our stock option plans, and an aggregate of 5,874,466 shares of common stock were issued or reserved for issuance under our stock option plans and employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. Our lender, Silicon Valley Bank, also holds a warrant to purchase 100,000 shares of our common stock, with an exercise price of $1.00 per share. The sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes or future options, in the public market could adversely affect the prevailing market price of our common stock.

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

The market price of our common stock has fluctuated substantially in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

     o the business environment, including the operating results and stock prices of companies in the industries we serve;
     o    our liquidity needs and constraints;
     o our restructuring activities and changes in management and other personnel;
     o    the trading of our common stock on the OTC Bulletin Board;

     o    fluctuations in operating results;
     o    future   announcements   concerning   our  business  or  that  of  our
          competitors or customers;
     o the introduction of new products or changes in product pricing policies by us or our competitors;
     o    litigation regarding proprietary rights or other matters;
     o    change in analysts' earnings estimates;
     o    developments in the financial markets;
     o    general conditions in the intelligent automation industry; and
     o perceived dilution from stock issuances for acquisitions, our 2003 equity financing, SVB financing and convertible note and other transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On April 22, 2004, we entered into an Amendment to Loan Documents with SVB, which permits us to borrow up to the lesser $4.0 million and 80% of Adept's eligible accounts receivable. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB, plus 1.75% per annum, and adjusts on each date there is a change in the prime rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. As the term of the loan expires in exactly one year, we believe our exposure to market risk for changes in interest rates on this obligation to be immaterial. Additionally, we incur fixed interest rates on our convertible subordinated note in connection with our Livermore lease restructuring, therefore we believe our exposure to market risk for changes in interest rates on this obligation is also immaterial. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates by year of maturity for our investment portfolio.

                                     March 27,     Fair       Fiscal       Fair
(in thousands except average rate)     2004        Value       2003       Value
----------------------------------    ------      ------      ------      ------
Cash equivalents
 Fixed rate ....................      $3,858      $3,858      $3,234      $3,234
 Average rate ..................        0.67%                   0.03%
Short-term marketable securities
 Fixed rate ....................      $1,850      $1,850      $ --        $ --
 Average rate ..................        1.09%                   --

    Total Investment Securities       $5,708      $5,708      $3,234      $3,234
                                      ------      ------      ------      ------
 Average rate ..................        0.81%                   0.03%

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended March 27, 2004, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that Adept's disclosure controls and procedures are effective in timely alerting them to material information relating to Adept (including our consolidated subsidiaries) required to be included in our periodic SEC filings as of the end of the period covered by this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties by ceasing rent payments and vacating the property. The complaint claimed unspecified damages for unpaid rent through April 2003, plus the award of rent through the balance of the leases, all costs necessary to ready the premises to be released and payment of plaintiff costs and attorney's fees. On November 17, 2003, we and the landlord reached an agreement in principle to resolve all outstanding claims between us. On January 16, 2004, we entered into a settlement agreement and mutual general release, pursuant to which we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the action brought against us in Santa Clara Superior Court (NO. CV817195). Dismissal of the litigation was entered by the court on February 4, 2004. The landlord's full release took effect on April 28, 2004. We and the landlord also acknowledged the termination of the lease agreements that were the subject of the litigation.

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

While it is not feasible to predict or determine the likelihood or outcome of any potential actions against us, we believe the ultimate resolution of these matters relating to alleged infringement will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   The following exhibits are filed as part of this report.


10.1 Severance Agreement and Release of All Claims between the Registrant and Brian Carlisle dated January 31, 2004 (incorporated by reference to
         Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004.

10.2 Severance Agreement and Release of All Claims between the Registrant and Bruce Shimano dated January 31, 2004 (incorporated by reference to
         Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004.


10.3 Amendment to Loan Documents, dated as of April 22, 2004 by and between the Registrant and Silicon Valley Bank.

10.4 Loan and Security Agreement, dated April 22, 2004 by and between the Registrant and Silicon Valley Bank.

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

b) Reports on Form 8-K.

On March 18, 2004, a Form 8-K was filed with the SEC by Adept announcing the promotion of Matt Murphy to Vice President of Operations and Product Development and appointment as an officer of Adept.

On February 19, 2004, a Form 8-K was filed with the SEC by Adept announcing that it has entered into separation agreements with its former Chief Executive Officer and Vice President, Research and Development.

On January 21, 2004, a Form 8-K was furnished to the SEC by Adept announcing its financial results for its second fiscal quarter ended December 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ADEPT TECHNOLOGY, INC.

                                        By: /s/ MICHAEL W. OVERBY
                                        ----------------------------------------
                                        Michael W. Overby
                                        Vice President, Finance and
                                        Chief Financial Officer

                                        By: /s/ ROBERT H. BUCHER
                                        ----------------------------------------
                                        Robert H. Bucher
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer



Date: May 10, 2004

                                INDEX TO EXHIBITS


10.1 Severance Agreement and Release of All Claims between the Registrant and Brian Carlisle dated January 31, 2004 (incorporated by reference to
         Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004.

10.2 Severance Agreement and Release of All Claims between the Registrant and Bruce Shimano dated January 31, 2004 (incorporated by reference to
         Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004.

10.3 Amendment to Loan Documents, dated as of April 22, 2004 by and among the Registrant and the investors named therein

10.4 Loan and Security Agreement, dated April 22, by and between the Registrant and Silicon Valley Bank.

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