Form 10-K
period 2004-06-30
ADEPT TECHNOLOGY INC
filed 2004-09-27
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2004

or

☐	Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission file number: 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

California	94-2900635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3011 Triad Drive, Livermore, California	94551
(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code: (925) 245-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.    ☐  Yes    ☒  No

The aggregate market value of the voting and non–voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (December 27, 2003) was $16,720,644. Shares of common stock held by each officer and director and by each person who controls 5% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 24, 2004, approximately 30,187,955 shares of the registrant’s common stock, no par value, was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2004 Annual Meeting are incorporated by reference into Part II and Part III hereof.

ADEPT TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Factors Affecting Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the current economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements, and our needs for additional financing;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading “Factors Affecting Future Operating Results.” Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 139 trademarks of which 14 are registered trademarks, some of which include the Adept Technology logo, AIM®, FireBlox®, HexSight®, MetaControls®, Adept Cobra 600™, Adept Cobra 800™, Adept SmartAmp™, Adept SmartModule™, Adept SmartServo™, AdeptOne™, and AdeptSix™.

ITEM 1.	BUSINESS

Our Company

We provide intelligent production automation products, components and services to our customers in many industries including the electronics/communications, food and pharmaceuticals, appliance, automotive, original equipment manufacturer (OEM), life sciences, and semiconductor industries. We utilize our comprehensive portfolio of high-reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customer’s increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes integrated real-time vision and multi-axis motion controls, machine vision systems and software, application development software, industrial robots, and linear modules. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the only self-contained Selective Compliance Assembly Robot Arm (SCARA) robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor.

During fiscal 2002, 2003 and 2004, Adept reduced operating costs and employee headcount, and restructured certain operating lease commitments. Additionally, we appointed a new CEO in November 2003 and replaced and reorganized certain executive positions during the past six months. These adjustments to operations have served to focus the organization and significantly reduce cash consumption. We also accelerated the phase-in of newer generation products, which has increased margins and, in November 2003, completed an equity financing. Additionally, during the third quarter of fiscal 2004, Adept disposed of the Solutions business segment as part of a strategy to focus on intelligent flexible automation products and services for assembly and material handling, or AMH, applications. With our transformation complete, a new management team in place, a clear focus on robotics and software, and a defined strategy of providing systems and service, we believe Adept is well positioned for growth and less vulnerable to the cyclicality of the industries it serves.

In fiscal 2002 Adept’s reported business segments were AMH, Semiconductor, and SILMA Software. However, the completion of several acquisitions and continuing evolution of the business rendered those reported business segments less meaningful. As such, effective with the start of fiscal 2003, the previously reported segments were reorganized into three new business segments: Components, Solutions, and Services and Support. Of the previously reported segments, Semiconductor’s business was reorganized into separate businesses that were categorized in both Components and Solutions. Additionally, the AMH and SILMA businesses were combined in the Components segment. Service and support for all of our products were separated and categorized in the Services and Support segment.

Over the past several quarters of fiscal 2004, Adept evaluated all of its business segments as part of Adept’s plan to focus on core competencies. During the third quarter of fiscal 2004, as a result of these evaluations, the company adopted a plan to dispose of, and completed the disposition of, the Solutions business segment. As such, results of the disposed Solutions business segment have been recorded as discontinued operations.

After disposition of the Solutions business segment, Adept’s current business is focused towards delivering intelligent flexible automation for AMH applications under two categories: (1) Components and (2) Services and Support.

The Components segment provides intelligent automation software and hardware component products externally to customers and internally to Adept’s other business segment for support of existing customer installations.

The Services and Support segment provides support services to our customers including providing information regarding the use of Adept’s automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared for manufacturing engineers who design and implement automation lines.

We market and sell our products worldwide through more than 200 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, resulting in solutions which are provided to a diversified industry base, including the electronics/communications, food and pharmaceuticals, appliance, automotive, life sciences, and semiconductor industries.

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

PRODUCTS AND TECHNOLOGY COMPRISING ADEPT’S CORE TECHNOLOGY

Adept’s vision of making factory automation easy to install and operate is based on the application of our core technology to address the problems that customers face. We understand that our success hinges on our customers’ ability to utilize our products to effectively solve problems, and in turn create the best solutions for the manufacturing industry that they address. Our knowledge and experience helps us to anticipate the ongoing changes in our customer’s industry and design product lines that address these changes effectively. Our core technology includes application software packages that contain automation process knowledge, powerful software and hardware for real-time distributed motion control and integrated sensing, and a family of mechanisms that address different applications.

ADEPT MECHANICAL COMPONENTS

We provide a large number of automation mechanisms to address different application needs. All of these mechanisms are controlled by the software and hardware control architecture described below. This broad product line allows system integrators and end users to develop automation solutions for many industries and applications.

Robot Mechanisms

Adept’s primary robot mechanisms are the sCobra family, Adept Cobra s600™ and Adept Cobra s800™ (s600 and s800) and the recently introduced iCobra family, Adept Cobra i600™ and Adept Cobra i800™ (i600 and i800). These robots are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms each of which is designed for assembly and material handling tasks. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. The sCobra and iCobra series robots are considered light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space. The speed and precision of the Adept sCobra and iCobra robots brings a new level of performance within the SCARA marketplace. The sCobra robots feature MotionBlox technology. The Motionblox technology packages the local servo control capabilities, digital I/O capabilities, integrated DC Power with Safety, and integrated high power amplifiers together on the back of the sCobra mechanism. The result of combining a local controller and I/O integration with the robot SCARA mechanism is a degree of flexibility that is not currently available from other automation suppliers. The sCobra robots can be connected to the SmartController for integrated motion and vision or multi-mechanism configurations.

Customers have asked for a lower cost SCARA mechanism with limited capability for applications like simple pick and place. Adept has introduced a controllerless version of the sCobra product. This new configuration is called the iCobra. The iCobra brings a high performance mechanism, combining scalable local mechanism I/O with a simple set of motion programming. The iCobra uses the MotionBlox to manage all controls tasks. The iCobra MotionBlox embedded controller runs µV+, which operates off a sub-set of the V+ language. The iCobra interfaces to a standard PC running the Adept Desktop development software. The physical interface is a simple RS-232 serial port.

When designing the sCobra and iCobra families we minimized our customer migration design work by retaining the mounting footprint and installation needs of the VME based Cobra 600 and 800. The sCobra and iCobra robot families have clean room and IP65 options available.

Our robot mechanisms product line also includes a family of 6 axis articulated mechanisms manufactured for us by Yaskawa Corporation and integrated with the Adept SmartControllers. The AdeptSix 300 is a tabletop robot well suited for precision assembly and material handling applications. There is also a clean room version of the AdeptSix 300, the AdeptSix 300CR, used by the semiconductor industry. The AdeptSix 600 is a larger floor mount robot for material handling and packaging applications.

We also offer a family of linear modules called Adept SmartModules. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Each Adept SmartModule is powered by an Adept SmartAmp, an integrated single axis motion controller and power amplifier. Adept SmartModules lower costs and installation time, increasing modularity and reducing the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. SmartModules are also offered in single-axis standalone versions which can operate without any additional controllers, saving cost and space for simple applications.

All of the above mechanisms are configured to operate with the SmartServo technology. Adept’s SmartServo architecture combines motion control signals and input/output signals for transmission over a high-speed IEEE-1394 FireWire cable. Adept SmartServo technology allows us to configure and operate multiple AdeptSix robots off of one SmartController. This capability is a key value proposition for our customers.

We also offer two floor standing SCARA robot mechanisms called the AdeptOne-XL and the AdeptThree-XL. The Adept-XL robots use direct-drive technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot’s product life, reliability and accuracy. These mechanisms operate on our older VME based controls.

MOTION CONTROL

Adept DeskTop™

The Adept DeskTop is a new Microsoft Windows application that provides an easy-to-use software development environment for Adept controllers and further enhances the ability to interface a PC to an Adept controller. The development environment is built on top of a library of ActiveX controls that can be accessed directly by C, C++, or Visual Basic PC applications to monitor and control an Adept robot, motion control, or vision system in real time. We have built the iCobra product with Adept Desktop as the key user interface for programming and operating this new low cost SCARA mechanism.

Distributed Control Architecture

In the late 1990’s Adept anticipated the need for a robust network technology for industry. We have implemented Adept SmartServo™, a digital servo network for our robot and motion control products. Adept SmartServo is based on the IEEE-1394 standard, also known as FireWire®. Initial products were introduced in 1999, with the announcement of Adept SmartModule™. The product line has since grown to include a family of controllers, amplifiers, motors and Adept SmartServo-enabled mechanisms that replace most of the traditional control and power electronics architecture with a digital servo network.

The impact to this product line has been sweeping. The traditional panel-mounted power amplifiers and their attendant rack chassis and power supply have been replaced by Adept SmartAmp™ and Adept MotionBlox™ technology. These self-contained multiple and single channel power amplifiers, with an on-board digital signal processor, or DSP, are mounted directly on (or in) the mechanism. The Adept SmartServo architecture is a distributed processing network architecture where the controller’s CPU runs the trajectory planner while the servo loop is closed in the Adept MotionBlox or Adept SmartAmp. This processing scheme delivers high performance and flexibility, but also demands a highly deterministic time-based network.

The Adept SmartServo digital servo network becomes the means to add controller features. In a traditional architecture, the controller included expansion slots and their attendant power supply capacity, connectors, rack space and increased footprint. Now, additional features such as remote and panel digital I/O, general purpose motion control and additional Adept SmartServo mechanisms can be added by simply connecting the module directly to the network.

Adept SmartController™

The Adept SmartController™, is designed to work with the Adept SmartServo distributed servo control network. Adept SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications. The Adept SmartController CS and Adept SmartController CX are the two members of a new family of high performance distributed motion and vision controllers. The Adept SmartController’s network control architecture leverages Adept’s MotionBlox and Adept SmartAmp technology, which increases system scalability and modularity while dramatically reducing controller size and cabling up to 70% from Adept’s VERSAmodule Eurocard, an industry standard bus architecture, or VME, controller family. The Adept SmartController’s distributed processing architecture improves performance by freeing up 30% more of the processor’s resources. The Adept SmartController CS is fully configured for standard applications that require no vision or conveyor belt tracking. The Adept SmartController CX includes an expansion slot for AdeptVision sAVI together with additional communication ports, conveyor belt tracking support and more CPU capacity. All Adept SmartControllers feature several high-speed communication interfaces, including 10/100 Ethernet and SmartServo. All Adept SmartControllers offer scalability and support for Adept’s SmartServo compatible digital I/O and general motion expansion modules.

Adept V+™

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

V+ offers the user approximately 300 instructions for programming an intelligent automation workcell. It includes a trajectory generator and continuous path planner, which compute the path of the robot’s tool in real-time based upon predefined data or sensory input. V+ also includes a number of network communication facilities and supports a variety of standard communication protocols. In addition, this software includes an operating system specifically designed for factory automation and robot control. This operating system allows V+ to execute dozens of tasks concurrently and permits control to pass between tasks in a predictable manner, often several times per millisecond. The primary development environment for V+ is Windows 98, NT, 2000 and XP based and allows the customer to utilize industry standard personal computers.

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

AdeptVision features a unique tool for robot and machine guidance, the Adept ObjectFinder. ObjectFinder quickly and robustly recognizes parts that are randomly positioned and have an unknown orientation ranging up to 360 degrees. Our vision servoing ability is critical for precision processes such as the assembly of electronic or medical devices. Our machine vision software can also measure part dimensions for inspection purposes.

Machine vision can be used to acquire parts from stationary locations or from conveyors. Cameras can be fixed in the workcell or attached to a robot.

We also offer HexSight, a library of machine vision software tools for OEMs and dedicated machine vision integrators. HexSight includes the ObjectFinder locator tool in addition to other general purpose image enhancement and analysis algorithms. These tools run directly in a PC environment and can be adapted to run in an OEM’s custom software solution.

SERVICE AND SUPPORT

Our installed base of arms primarily use controller products that are based on the VMEbus architecture standard. A large array of controller configurations are possible depending on the features selected by the customer. Our VME controllers are configured in four, five, or ten slot chassis. All controllers include a system processor module. Additional functionality can be incorporated by adding printed circuit boards and additional software. VME system spare parts and parts repair are available from Adept. We arecommitted to full product support, either through direct replacement parts or an upgrade path. Although we have migrated our new products to more advanced architectures, we provide field service support for our entire installed base of VME systems.

Financial information regarding our business segments is included in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

CUSTOMERS

We sell our products to system integrators, end users and OEMs. End users of our products include a broad range of manufacturing companies in the food, communications, automotive, appliance, semiconductor, and life sciences industries. These companies use our products to perform a wide variety of functions in assembly, material handling and precision process applications, including mechanical assembly, printed circuit board assembly, dispensing and inspection. No customer accounted for more than 10% of our revenues or accounts receivable for any of the past three fiscal years.

Backlog

Our product backlog related to continuing operations at June 30, 2004 was approximately $6.3 million, as compared to approximately $5.8 million at June 30, 2003. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2004 to ship during fiscal 2005. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

SALES, DISTRIBUTION AND MARKETING

Sales and Distribution

We market our products through system integrators, our direct sales force and OEMs.

System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept’s integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

OEMs. Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM’s label to other resellers and end users. Unlike our system integrator channel, OEMs are responsible for all marketing, sales, customer support and maintaining the associated spare parts to service the end users of the integrated product.

Direct Sales Force. We employ a sales force which is geographically organized, and sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2004, our North American direct sales force included 15 employees. We have three North American sales and customer support offices located in Livermore, California; Southbury, Connecticut; and Cincinnati, Ohio; As of June 30, 2004, our international sales organization included four direct sales employees and three agents covering Europe and Asia.

Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive system integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel; however, we may in some cases form strategic alliances for certain potentially high volume market opportunities with greater benefits and restrictions to the customer than exist in system integrator arrangements.

Financial information regarding revenue derived from domestic and international customers based upon geographic area is included in Note 14 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Marketing

Our marketing organization supports our system integrators, direct sales force, OEM and end user customers in a variety of ways. Our product management group works with end users, system integrators, corporate integrators and our sales engineers to continually gather input on product performance, end user needs, and market trends. This information is used to enhance existing products and to develop new products. Our marketing programs group generates and qualifies new business through industry trade shows, various direct marketing programs such as direct mail and telemarketing, public relations efforts, internet marketing and advertising in industry trade journals. We also expend considerable effort on the development of thorough technical documentation and user manuals for our product line, including online access. We view well-designed manuals as critical to simplifying the installation, programming, use and maintenance of our products.

Services and Support

The goal of the Adept Service Division is to assure the productivity of every Adept Technology product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts, field upgrades, and factory repair and refurbishment capabilities. This organization includes a sales, marketing and operational staff of nine located at our headquarters and approximately 30 field personnel who are based in the United States, Europe and Asia to support customers world-wide.

We provide “evergreen” product paths that support our customers with service and upgrades for all products, including those no longer in production, to ensure that an investment in flexible automation from Adept will continue to be productive for the duration of a project or production requirement.

We maintain a staff of product training personnel, consisting of four full time individuals as of June 30, 2004, who develop and deliver training courses on subjects ranging from basic system maintenance to advanced programming. In addition, 17 field personnel are qualified to assist in delivering training courses. These courses are geared both for manufacturing engineers who design and implement automation lines and for personnel who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

Our field service organization, which consisted of 28 persons as of June 30, 2004, maintains and repairs our products on location at the end user’s facilities. Personnel based at our service centers provide advice to customers on spare parts, product upgrades and preventative maintenance. We also operate toll-free telephone support lines to provide advice on issues such as product usage, software programming structure, layout problems and system installation.

In addition, our manufacturing plant provides factory repair and remanufacture services, which ensures that Adept Technology products will continue to be productive over the extended timeframes common for automated production lines.

Research and Development

We intend to focus our research and development efforts on the development of an integrated product line, which further implements our factory automation approach and which reduces cost, enhances performance and improves ease of use for our customers. We carry out primary research and development activities in three locations; Livermore and Los Angeles, California and Quebec, Canada.

Research and development activities at Livermore, California are focused on design of our motion and vision control boards and the mechanisms that utilize them. We design and develop our motion control software at the Los Angeles facility and the vision software is designed and developed in our Quebec, Canada facility.

We have devoted, and, despite our expense reductions in connection with our restructuring, intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2004, we had 44 persons engaged in research, development and engineering. Our research, development and engineering expenses related to continuing operations were approximately $7.1 million for 2004, $10.6 million for 2003 and $15.5 million for 2002 and represented 14.4% of net revenues for 2004, 27.8% for 2003 and 31.3% for 2002. The reduction in engineering expenses is primarily related to staffing adjustments made in our Livermore and Los Angeles offices.

Manufacturing

Adept’s manufacturing operations, which are located in Livermore California, are utilized for product assembly, integration and test. We strategically outsource sub-components of our systems, including electronics assemblies and mechanical mechanisms. We have recently completed the turnkey outsourcing for our SmartController family of products (CS, CX, sMI6, and sDIO). This has eliminated any assembly in our facility for this segment of our product line. This change allows for redeploying this capacity into a more flexible manufacturing capacity. This flexibility is important as we grow our sCobra and iCobra business and as we look to grow the refurbished and upgraded installed base mechanisms for customers. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

For quality assurance practices, Adept is in transition from its prior ISO 9002 certification to the new ISO 9001-2000 standard. The ISO 9002 standard focused on quality system requirements for a company’s production, delivery and servicing of products and services around the world. The new ISO 9001-2000 standard focuses on the design and release process, all process efficiencies and emphasizes customer satisfaction in addition to the areas focused by the ISO 9002 standard. Adept continually reviews internal and external quality data and focuses the organization on continuous improvement and effective corrective action methodologies.

Certain components and sub-assemblies incorporated into our products are obtained from a single source or a limited group of suppliers. We routinely monitor single source supply parts, and we endeavor to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although we seek to reduce our dependence on sole or limited source suppliers, we have not qualified a second source for some of these products and the partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage customer relationships.

Employees

At June 30, 2004, we had 179 employees worldwide. Of the total, 44 were engaged in research and development, 38 in sales and marketing, 32 in service and support, 48 in operations, and 17 in finance and administration.

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

Our principal competitors in the assembly robot and linear modules markets include subsidiaries of Japanese companies, including Epson Corporation, Yamaha Corporation, Denso Corporation and Intelligent Actuator. We also compete with a narrow group of European companies, principally Robert Bosch GmbH, and some divisions of Parker Hannifin. The basis for competition is typically based on price and performance. Adept products typically offer higher performance, more capabilities and better support than our competitors but generally cost more.

In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including Motoman, Inc., Fanuc Ltd, Kawasaki Robotics, Inc., Kuka Robotics Roboter GmbH, Staubli Corporation and various divisions of the ABB Group. In the 6-Axis market, Adept offers strong performance and more sophisticated controls and software but has a more limited product line than our competitors.

Our principal competitors in the market for motion control systems include Allen-Bradley Co., a subsidiary of Rockwell International Corporation, in the United States, and Siemens AG in Europe. In addition, we face motion control competition from three major suppliers of motion control boards, Galil Motion Control, Inc., Motion Engineering, Inc. and Delta Tau Data Systems, Inc. OEM’s and end users who engineer their own custom motion control systems purchase these motion control boards. In the machine vision market, our primary competition is from Cognex Corporation and DVT Corporation who have broader, more extensive product lines focused on machine vision.

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2004, we had obtained nine patents on various innovations in the field of robotics, motion control, and machine vision technology and had three patent applications pending. In addition, we make use of non-disclosure agreements with customers, suppliers, employees, and consultants. Adept attempts to protect its intellectual property by restricting access to its proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

ITEM 2.	PROPERTIES

Our headquarters are located in a leased building of approximately 75,000 square feet that is located in Livermore, California. On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters, which significantly reduced the scope of the premises under lease and the associated occupancy expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages equivalent to one year of rent obligations on the original lease in the event of default on the lease payments. As amended, the lease expires in May 2011 and obligates us to annual lease payments of approximately $1.0 million with annual increases at a rate of 4.0%. We lease a facility in Los Angeles, California for certain research and development activities, which expires in 2006 and obligates us to payments of $136,000 in fiscal 2005. We lease an approximately 10,500 square foot facility in Quebec City, Canada for certain machine vision sales, research and development activities. The lease expires in 2009 and obligates us to payments of approximately $102,845 in fiscal 2005. We also lease facilities for sales and/or customer training in Southbury, Connecticut; Farmington Hills, Michigan; Cincinnati, Ohio; Dallas, Texas; Massy, France; Dortmund, Germany; and Singapore. All of our properties are used by each of our two reportable business segments. Financial information regarding lease obligations is included in Note 8 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert H. Bucher	49	Chairman of the Board of Directors and Chief Executive Officer
Robert R. Strickland	60	Vice President of Finance and Chief Financial Officer
Matthew J. Murphy	48	Vice President of Operations and Product Development
John Dulchinos	42	Vice President, Robotics
Lee Blake	54	Vice President, Service Operations
Gordon Deans	45	Vice President, Business Development and General Manager Adept Canada
Joachim Melis	39	Vice President, Europe

Robert H. Bucher has served as Adept’s Chief Executive Officer and as Chairman of the Board of Directors since November 2003. Prior to joining Adept, Mr. Bucher was a consultant providing management advisory and financial investment to pre-IPO technology product and service businesses. From 1998 to 2001, Mr. Bucher was

President and Chief Executive Officer of Norsat International Inc., a Canadian company that evolved under his leadership from a manufacturer and distributor of satellite components to a digital media infrastructure solution provider. Mr. Bucher held the position of Executive Vice President of Worldwide Operations at Measurex Corporation, an optimization, automation and solution system provider to the process industries from 1995 to 1998. Measurex was acquired by Honeywell International in 1995. Previous positions at Measurex included President of Measurex’s Vancouver, B.C. subsidiary from 1992 to 1995, and Vice President of Corporate Marketing from 1989 to 1992. Mr. Bucher holds a Bachelor of Science degree in Engineering.

Robert R. Strickland has served as Adept’s Vice President of Finance and Chief Financial Officer since June 2004. Prior to joining Adept, Mr. Strickland was a financial advisor to packaging and wireless transmission businesses. From 1997 to 2002, Mr. Strickland was Executive Vice President of Finance and Chief Financial Officer of Trend Technologies, Inc., a contract manufacturer of electronics products. From 1991 to 1997, Mr. Strickland held the position of Vice President and Chief Financial Officer of Portola Packaging, Inc., a plastic packaging products company. Mr. Strickland holds a Master of Business Administration degree and a Bachelor of Mechanical Engineering degree.

Matthew J. Murphy joined Adept in March 2001 as Vice President of Engineering, and in March 2004 was appointed Vice President of Operations and Product Development. Prior to joining Adept, Mr. Murphy served in many roles at ADAC Medical Systems, a division of ADAC Laboratories (acquired by Philips Medical Systems) including Vice President of Product Marketing from 1999 to 2001, Vice President of Platform Engineering from 1997 to 1999, and Director of Imaging Technology from 1992 to 1997. Mr. Murphy was Staff Electrical Engineer for the Nuclear Medicine Division of ADAC Labs from 1989 to 1992. Mr. Murphy holds Bachelor of Science and an Masters degrees in Electrical Engineering. During his tenure with ADAC, Mr. Murphy wrote as well as participated in a series of fundamental patent applications.

John Dulchinos was appointed Vice President, Robotics in June 2004. Mr. Dulchinos joined Adept in October 1987 as a Regional Sales Engineer, and has held various roles at Adept including Director of OEM business, Vice President of North American Sales and Vice President of Worldwide Sales. Mr. Dulchinos holds both Bachelor and Master degrees in Mechanical Engineering.

Lee Blake joined Adept in April 2004 as Vice President, Service Operations. Prior to joining Adept, Mr. Blake was employed at Newport Corporation in Irvine, California from 1993 to 2003, and served as the Vice President of Product Development and Management from 2002 to 2003. Mr. Blake has held several executive management positions including Vice President of Marketing, Director of Global Marketing and Director of Market Development working for such companies as Raychem Corporation, Telecom International and General Electric. Mr. Blake holds a Bachelor of Science degree in Electrical Engineering and a Master of Business Administration degree with concentrations in marketing and finance.

Gordon Deans joined Adept in June 2004 as Vice President Business Development and General Manager, Adept Canada (formerly Hexavision Technologies). Prior to joining Adept, Mr. Deans held the position of President of Telere Technologies, Inc. a consulting firm providing product marketing and business development services to high-tech organizations from March 2002. Prior to joining Telere Technologies, Mr. Deans served as Director of Marketing at FSONA Communications Corp, a telecommunications equipment manufacturer, from 2001 to 2002. From 1999 to 2001 Mr. Deans served as Vice President of Broadband Networks at Norsat International, Inc., a satellite communications equipment company. Mr. Deans holds a Master of Electrical Engineering degree and a Bachelor of Science degree in Electrical Engineering.

Joachim Melis was appointed Vice President, Europe in August 2004. He joined Adept in October 1990 as an Applications Engineer in our German office and served as Applications Supervisor and then Manager of European Customer Service from 1992 to 1998. In 1998 Mr. Melis became Managing Director of the RDA Services Division. In July 2000, Mr. Melis became the Managing Director for Sales and Service in Germany, and in September 2002, added Sales and Service in France. Mr. Melis holds a Dipl.-Ing. Degree in Electronics.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock and Related Shareholder Matters

Our common stock previously traded on the Nasdaq National Market under the symbol “ADTK”. Our stock was delisted from the Nasdaq National Market for failure to meet certain qualification of listing requirements effective April 15, 2003. Since then, our common stock has traded on the OTC Bulletin Board under the symbol “ADTK.OB”.

The following table reflects the range of high and low sale prices for each full quarterly period as reported for trading on the Nasdaq National Market from July 1, 2002 thru April 14, 2003 and on the OTC Bulletin Board from April 15, 2003 through June 30, 2004. The high and low price information from the OTC Bulletin Board reflects interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	Three Months Ended
	Jun. 30, 2004	Mar. 27, 2004	Dec. 27, 2003	Sep. 27, 2003	Jun. 30, 2003	Mar. 29, 2003	Dec. 28, 2002	Sep. 28, 2002
High	$1.51	$1.87	$1.82	$1.20	$0.49	$0.70	$0.82	$2.50
Low	$0.91	$0.92	$0.84	$0.41	$0.14	$0.23	$0.24	$0.35

At September 24, 2004, there were approximately 308 shareholders of record.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section captioned “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The historical results are not necessarily indicative of future results. Fiscal 2002 and 2001 results include the financial results of Pensar-Tucson, NanoMotion Inc., and HexaVision Technologies, Inc. subsequent to their acquisitions on April 28, 2000, May 31, 2000, and July 21, 2000, respectively. Fiscal 2002 also includes the financial results for CHAD Industries, Inc., subsequent to its acquisition on October 9, 2001. Fiscal 2003 results include the financial results of Meta Control Technologies, Inc., subsequent to its acquisition on August 30, 2002.

In 2004, Adept completed the disposition of its Solutions business segment, and its results have been recorded as discontinued operations. Therefore, prior years results reported here will not match previously disclosed results for those years.

(in thousands, except per share data)	Years Ended June 30,
	2004	2003	2002	2001	2000
Results of Operations:
Net revenues	$49,084	$38,214	$49,621	$100,313	$99,212
Cost of revenues	29,488	27,025	30,623	65,303	56,173

Gross margin	19,596	11,189	18,998	35,010	43,039

Operating expenses:
Research, development and engineering	7,082	10,622	15,510	22,727	14,629
Selling, general and administrative	13,975	20,785	28,007	36,002	29,503
Restructuring charges	(697)	5,324	17,659	—	—
Merger-related charges	—	—	—	—	998
Amortization of goodwill and other intangibles	538	728	725	6,818	685
Impairment of goodwill and other long-lived assets	—	—	6,608	—	—
Gain on sale of assets	—	—	(1,566)	—	—

Total operating expenses	20,898	37,459	66,943	65,547	45,805

Operating loss	(1,302)	(26,270)	(47,945)	(30,537)	(2,766)
Interest income (expense), net	(362)	91	438	733	746

Loss from continuing operations before taxes and cumulative effect of change in accounting principle	(1,664)	(26,179)	(47,507)	(29,804)	(2,020)
Provision for (benefit from) income taxes	(1,555)	31	(3,358)	5,396	(593)

Net loss from continuing operations before cumulative effect of change in accounting principle	(109)	(26,210)	(44,149)	(35,200)	(1,427)
Loss from discontinued operations (1)	(7,216)	(2,762)	(5,702)	—	—

Net loss before cumulative effect of change in accounting principle	(7,325)	(28,972)	(49,851)	(35,200)	(1,427)
Cumulative effect of change in accounting principle (2)	—	—	(9,973)	—	—

Net loss	$(7,325)	$(28,972)	$(59,824)	$(35,200)	$(1,427)

Net loss per share:(3)
Basic and diluted loss per share before cumulative effect of change in accounting principle from:
continuing operations	$(0.00)	$(1.75)	$(3.22)	$(3.02)	$(0.15)

discontinued operations	$(0.27)	$(0.19)	$(0.42)	$(0.00)	$(0.00)

Basic and diluted loss per share	$(0.27)	$(1.94)	$(3.64)	$(3.02)	$(0.15)

Basic and diluted loss per share after cumulative effect of change in accounting principle from:
continuing operations	$(0.00)	$(1.75)	$(3.95)	$(3.02)	$(0.15)

discontinued operations	$(0.27)	$(0.19)	$(0.42)	$(0.00)	$(0.00)

Basic and diluted loss per share	$(0.27)	$(1.94)	$(4.37)	$(3.02)	$(0.15)

Basic and diluted number of shares used in computing per share amounts from:(3)
Continuing operations	27,135	14,955	13,691	11,637	9,774

Discontinued operations	27,135	14,955	13,691	11,637	9,774

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,957	$3,234	$21,681	$21,500	$20,437

Working capital	13,710	7,180	28,990	39,784	46,593

Total assets	31,571	35,781	62,494	95,573	93,523

Long-term liabilities	4,422	7,524	4,356	1,284	1,222

Redeemable convertible preferred stock	—	25,000	25,000	—	—

Total shareholders’ equity (deficit)	15,628	(11,583)	15,904	71,482	70,728

(1)	See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the cumulative effect of change in accounting principle.
(3)	See Note 1 of Notes to Consolidated Financial Statements for a discussion of the computation of net loss per share.

Quarterly Results of Operations (Unaudited)

In management’s opinion, the unaudited quarterly data has been prepared on the same basis as the audited information and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the data for the periods presented. Adept’s results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period. We operate and report financial results ending on the last Saturday of a 13-week period for each of our first three fiscal quarters and at June 30 for our fiscal year end. For convenience, we have indicated in this Annual Report on Form 10-K our fiscal quarters end on March 31, December 31 and September 30.

Fiscal 2004

	Three Months Ended,
	(in thousands, except percentages and per share data)
	Jun. 30, 2004		Mar. 31, 2004		Dec. 31, 2003		Sep. 30, 2003
Net revenues	$14,465	100.0%	$13,334	100.0%	$10,638	100.0%	$10,647	100.0%
Cost of revenues	8,366	57.8	7,822	58.7	6,482	60.9	6,818	64.0

Gross margin	6,099	42.2	5,512	41.3	4,156	39.1	3,829	36.0

Operating expenses:
Research, development and engineering	1,867	12.9	1,696	12.7	1,753	16.5	1,766	16.6
Selling, general and administrative	3,536	24.5	3,790	28.4	3,502	32.9	3,147	29.6
Restructuring expenses	—	—	(697)	(5.2)	—	—	—	—
Amortization of intangibles	111	0.8	142	1.1	107	1.0	178	1.7

Total operating expenses	5,514	38.2	4,931	37.0	5,362	50.4	5,091	47.9

Operating income (loss)	585	4.0	581	4.3	(1,206)	(11.3)	(1,262)	(11.9)
Interest income (expense), net	(28)	(0.2)	(71)	(0.5)	(131)	(1.2)	(132)	(1.2)

Income (loss) from continuing operations before income taxes	557	3.8	510	3.8	(1,337)	(12.5)	(1,394)	(13.1)
Provision for (benefit from) income taxes	(141)	(1.0)	(1,433)	(10.8)	6	0.1	13	0.1

Income (loss) from continuing operations	698	4.8	1,943	14.6	(1,343)	(12.6)	(1,407)	(13.2)
Income (loss) from discontinued operations	(129)	(0.9)	(7,000)	(52.5)	(234)	(2.2)	147	(1.4)

Net income (loss)	$569	3.9%	$(5,057)	(37.9)%	$(1,577)	(14.8)%	$(1,260)	(11.8)%

Basic income (loss) per share from:
continuing operations	$0.02		$0.07		$(0.06)		$(0.09)

discontinued operations	$(0.00)		$(0.24)		$(0.01)		$0.01

Basic income (loss) per share	$0.02		$(0.17)		$(0.07)		$(0.08)

Diluted income (loss) per share
continuing operations	$0.02		$0.06		$(0.06)		$(0.09)

discontinued operations	$(0.00)		$(0.23)		$(0.01)		$0.01

Diluted net income (loss) per share	$0.02		$(0.17)		$(0.07)		$(0.08)

Basic number of shares used in computing per share amounts from:
continuing operations	29,888		29,721		21,794		15,395

discontinuing operations	29,888		29,721		21,794		15,395

Diluted number of shares used in computing per share amounts from:
continuing operations	30,349		30,283		21,794		15,395

discontinuing operations	30,349		30,283		21,794		15,395

Fiscal 2003

	Three Months Ended,
	(in thousands, except percentages and per share data)
	Jun. 30, 2003		Mar. 31, 2003		Dec. 31, 2002		Sep. 30, 2002
Net revenues	$9,975	100.0%	$9,522	100.0%	$9,420	100.0%	$9,297	100.0%
Cost of revenues	7,807	78.3	6,315	66.3	6,203	65.8	6,700	72.1

Gross margin	2,168	21.7	3,207	33.7	3,217	34.2	2,597	27.9

Operating expenses:
Research, development and engineering	2,111	21.1	2,675	28.1	2,769	29.4	3,067	33.0
Selling, general and administrative	3,638	36.5	4,746	49.9	6,093	64.7	6,308	67.8
Restructuring expenses	2,168	21.7	2,020	21.2	—	—	1,136	12.2
Amortization of intangibles	195	2.0	185	1.9	198	2.1	150	1.6

Total operating expenses	8,112	81.3	9,626	101.1	9,060	96.2	10,661	114.6

Operating loss	(5,944)	(59.6)	(6,419)	(67.4)	(5,843)	(62.0)	(8,064)	(86.7)
Interest income (expense), net	(102)	(1.0)	(16)	(0.2)	30	0.3	179	1.9

Loss from continuing operations before income taxes	(6,046)	(60.6)	(6,435)	(67.6)	(5,813)	(61.7)	(7,885)	(84.8)
Provision for income Taxes	—	—	—	—	—	—	31	0.3

Loss from continuing operations	(6,046)	(60.6)	(6,435)	(67.6)	(5,813)	(61.7)	(7,916)	(85.1)
Loss from discontinued operations	(346)	(3.5)	(317)	(3.3)	(929)	(9.9)	(1,170)	(12.6)

Net loss	$(6,392)	(64.1)%	$(6,752)	(70.9)%	$(6,742)	(71.6)%	$(9,086)	(97.7)%

Basic and diluted loss per share from:
continuing operations	$(0.40)		$(0.42)		$(0.39)		$(0.55)

discontinued operations	$(0.02)		$(0.02)		$(0.06)		$(0.08)

Basic and diluted net loss per share	$(0.42)		$(0.44)		$(0.45)		$(0.63)

Basic and diluted number of shares used in computing per share amounts from:
continuing operations	15,304		15,225		15,074		14,327

discontinued operations	15,304		15,225		15,074		14,327

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide intelligent production automation products, components and services to our customers in many industries including the electronics/communications, automotive, appliance, food and pharmaceuticals, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. During the fiscal year ended June 30, 2004, product revenue mix was comprised of the following: 36% in electronics/communications, 18% in food and pharmaceuticals, 15% in appliance, 11% in automotive, 11% in OEM, 7% in life sciences, 1% in semiconductor, and 1% in all others. Product revenue encompasses sales of new systems, components, software and parts, and excludes revenue from training, consulting, and field service activities such as maintenance, repair, and system modifications. During the fiscal year ended June 30, 2003, product revenue mix was as follows: 23% in electronics/communications, 21% in food and pharmaceuticals, 16% in semiconductor, 14% in appliance, 12% in automotive, 7% in OEM, 4% in life sciences, and 3% in all others. During the fiscal year ended June 30, 2002, product revenue mix was comprised of the following: 26% in food and pharmaceuticals, 21% in electronics/communications, 14% in automotive, 13% in appliance, 9% in semiconductor, 8% in OEM and 9% in all others. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customer’s increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold separately, though we intend to offer software licenses on a stand alone basis to various customers in the future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the only self-contained SCARA robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor. We believe this technology will have a significant positive impact on our gross margins during fiscal 2005 and beyond.

International sales comprise between 35% and 65% of our total revenues for any given quarter.

During fiscal 2002, 2003 and 2004, Adept reduced operating costs and employee headcount, and restructured certain operating lease commitments in order to size Adept for current business levels. These adjustments to its operations have significantly reduced cash consumption. Adept has also accelerated the phase-in of newer generation products which have increased margins and, in November 2003, completed a common stock and warrant financing with net proceeds of approximately $9.4 million. Additionally, during the third quarter of fiscal 2004, Adept disposed of its Solutions business segment as part of a strategy to focus on intelligent flexible automation products and services for AMH applications. Our fiscal 2004 results reflect the impact of these actions on the company’s operations.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2004, each year therein referred to as fiscal 2004, 2003, and 2002. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranty reserve;

•	deferred tax valuation allowance.

Revenue Recognition. We recognize product revenue in accordance with Staff Accounting Bulletin 104, (“SAB 104”), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. Generally, the Company does not have multi-element arrangements.

We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”) on Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition to Certain Transactions. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service revenue includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades, and sales of remanufactured products. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and therefore do not bear on revenue recognition policy for the products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral from our customers. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our policy is to record specific reserves against known doubtful accounts. An additional reserve is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific reserves are netted out of the respective receivable balances for purposes of calculating this additional reserve. On an ongoing basis, we evaluate the credit worthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional reserve percentage.

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

Manufacturing inventory includes raw materials, work-in-process, and finished goods. All work-in-process inventories with work orders that are open in excess of 180 days are fully written down. The remaining inventory valuation provisions are based on an excess and obsolete systems report, which captures all obsolete parts and products and all other inventory, which have quantities on hand in excess of one year’s projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials control group and cost accounting function monitor the line item exceptions and make periodic adjustments as necessary.

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

Acquisitions

During the three-year period ended June 30, 2004, we acquired two companies: Meta Control Technologies, Inc. and CHAD Industries, Inc. These acquisitions are described below.

Meta Control Technologies

On August 30, 2002, we completed the acquisition of a controlling interest in Meta Control Technologies, Inc., or Meta, a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision, and rapid process instrumentation. Some of the applications that make use of our technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extended our controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into our new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and our HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta’s operations have been included in our consolidated financial statements since August 30, 2002.

Upon the closing of the acquisition transaction with Meta, we acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration.

Under the terms of the acquisition agreement, we issued 730,000 shares of our common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept’s stock for the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock were placed into escrow for one year from the completion of the acquisition pending certain contingencies under the terms of the acquisition agreement. All of the escrowed shares have been released to the former Meta shareholders. Additionally, Adept agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of June 30, 2004, we have not incurred any expenses related to the discounts and royalties.

CHAD Industries

On October 9, 2001, Adept completed the acquisition of all of the outstanding shares of CHAD Industries, Inc. (“CHAD”), now known as Adept’s Orange County, California division. CHAD was a design and manufacturing company specializing in precision assembly automation based in Orange, California. The results of CHAD’s operations have been included in Adept’s consolidated financial statements since the acquisition.

Under terms of the acquisition agreement, the purchase price of $10.1 million included an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept’s stock over the period of five trading days prior to June 27, 2001, the date of the definitive acquisition agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, $2.6 million was paid on October 9, 2002, and on December 13, 2002, CHAD and Adept amended the $1.6 million second anniversary promissory note and funds then held in escrow in the amount of the note were released to Adept. The second anniversary promissory note was paid in full in February 2003. In addition, the acquisition agreement provided for Adept to make cash payments of $242,000 and potential stock issuances of 61,000 shares equal to approximately $467,000 over three years after the closing date to specified employees of CHAD, contingent on their continued employment. As such, those amounts have been appropriately excluded from the purchase price and were expensed as paid. At June 30, 2004, there were no outstanding contingent obligations remaining. This acquisition was accounted for under the purchase method of accounting.

Results of Operations

Comparison of Fiscal 2004 to 2003

Discontinued Operations. During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. The disposition of the Solutions business segment included the closure of Adept’s Orange County, California division. As part of the disposition, Adept transferred certain intellectual property and related assets valued at $0.1 million not related to Adept’s components and services businesses, to a corporation formed by former employees of Adept’s now closed Orange County, California division in exchange for the assumption of certain of Adept’s liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for fiscal 2004 of $7.2 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the Solutions business segment. Adept will have no significant continued involvement in the Solutions business, the cash flows related to the Solutions business are eliminated from the ongoing operations, and the sale was fully completed in the third quarter of fiscal 2004, with Adept retaining no interest in the Solutions business. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item in the consolidated statements of operations as discontinued operations.

Net Revenues. Our net revenues from continuing operations increased by 28.4% to $49.1 million in 2004 from $38.2 million in 2003. The increase in revenue was attributable to increases in both our components segment and our services and support segment, with such increases driven by the strong demand for our advanced line of Cobra robots, growth in demand for upgrading existing installed equipment to the current technology, and a general improvement in the business climate in the industries we serve. We believe this increased demand is consistent with the overall market conditions reflecting increased use of manufacturing capacity and technology changes in consumer electronics which causes some of our customers to re-deploy or upgrade existing manufacturing equipment to better utilize their manufacturing capacity. Components revenues increased 23.2% to $30.8 million for the fiscal year ended June 30, 2004 from $25.0 million for the fiscal year ended June 30, 2003. The increase is attributable to the strong demand for our advanced line of Cobra robots, partially offset by a decrease in revenue associated with fewer sales of our linear modules. Additionally, we saw continued modest growth in software revenues from our HexaVision software product. Services and Support revenues increased 37.6% to $18.3 million for the fiscal year ended June 30, 2004 from $13.3 million for the fiscal year ended June 30, 2003. The increase is primarily attributable to services involved in the redeployment and refurbishing of existing customer equipment which we believe was driven by customers choosing to extend the useful life of their existing equipment rather than commit capital expenditures to purchase new equipment.

Our domestic sales from continuing operations were $26.4 million in fiscal 2004 compared to $21.1 million in fiscal 2003, an increase of 25.1%. Our international sales from continuing operations were $22.7 million in fiscal 2004 compared to $17.1 million in fiscal 2003, a increase of 32.8%. The increased revenue from international sales is mainly attributable to the favorable exchange rate between the U.S. Dollar and Euro, combined with the proposed shorter European work week which accelerated the automation of factories, particularly in automotive.

Gross Margin. Gross margin from continuing operations as a percentage of net revenue was 39.9% in 2004 compared to 29.3% in 2003. We experienced an improvement in average selling prices and unit volumes over each quarter of fiscal 2004 for our Smart-based Cobra robots, which have an improved cost structure as compared to the VME-based Cobra robots. We also benefited from improved utilization of our manufacturing capacity and improvements in our inventory and materials management. We have aggressively outsourced those processes where we provide little or no manufacturing value add. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We expect gross margins to continue to improve modestly in fiscal 2005 due to the reduction in fixed overhead costs, the completion of continuing cost improvement programs, and the introduction of higher margin products; however, we could experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix.

Research, Development and Engineering Expenses. Research, development and engineering expenses associated with continuing operations decreased by 33.3% to $7.1 million, or 14.4% of net revenues in 2004, from $10.6 million, or 27.8% of net revenues in 2003. The decrease primarily reflects headcount reductions and lower project expenses due to restructuring activities undertaken in fiscal 2002, 2003 and 2004. In addition, we have focused our efforts on improving existing products and limiting the number and diversity of purely development-related activities, which has resulted in lower expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses associated with continuing operations decreased 32.8% to $14.0 million or 28.5% of net revenues in 2004 from $20.8 million or 54.4% of net revenues in 2003. The decrease in expense for the fiscal year ended June 30, 2004 as compared to the fiscal year ended June 30, 2003 was primarily attributable to restructuring activities in fiscal 2002, 2003 and 2004, which resulted in significant reductions in facilities expense, headcount and headcount related expenses.

Restructuring Charges. Adept recorded a net reversal of $697,000 of previously accrued restructuring charges for the fiscal year ended June 30, 2004 compared to restructuring charges of $5.3 million for the fiscal year ended June 30, 2003. The $697,000 consists of $1.1 million in reversals of previously accrued lease termination costs offset by $448,000 in severance charges primarily attributable to Severance Agreements entered into by Adept in connection with the departure of Adept’s co-founders, Brian R. Carlisle and Bruce E. Shimano, Adept’s former Chief Executive Officer and Vice President of Engineering respectively. The reversal of previously accrued lease termination costs was the result of the execution during the quarter ended March 31, 2004 of an agreement with a former landlord to settle litigation relating to an outstanding lease obligation for Adept’s San Jose facility. The restructuring charges of $5.3 million for the fiscal year ended June 30, 2003 relate to workforce reduction and lease commitments.

(in thousands)	Fiscal Year ended, June 30, 2004	Fiscal Year ended, June 30, 2003
Employee severance costs	$448	$1,872
Lease termination costs	(1,146)	3,134
Asset impairment charges	1	318

Total	$(697)	$5,324

Other Intangible Assets Amortization. Other intangibles amortization was $538,000 for fiscal 2004 and $728,000 for fiscal 2003. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis, as discussed below.

Impairment of goodwill. SFAS 142 requires at least annual impairment testing of our goodwill. The results of our April 2004 and April 2003 annual impairment testing did not indicate an impairment of our goodwill, and therefore we were not required to record a goodwill impairment charge in fiscal 2004 or fiscal 2003. In connection with our discontinued operations however, we did write off $4.5 million of goodwill during 2004 that was on the balance sheet as of June 30, 2003. See Note 5 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Interest Income (expense), Net. Interest income (expense), net, was expense of ($362,000) in fiscal 2004 compared to income of $91,000 in fiscal 2003. The increase reflects the extensive use of the Silicon Valley Bank credit facility during the first two quarters of fiscal year 2004. The balance of the credit facility was paid in full early in the third quarter of fiscal year 2004, and we did not drawn down on the credit facility during the remainder of fiscal year 2004. Additionally, interest expense included interest accrued on the promissory note owed to JDS Uniphase Corporation prior to its repayment in November 2003 and interest expense accrued on the $3.0 million convertible subordinated note to Tri-Valley Campus LLC, which bears a 6% fixed interest rate. We expect interest expense to decrease as a result of our improved cash flow position, but such decrease would be partially offset should interest rates rise, as expected.

Provision for (Benefit From) Income Taxes. Our effective tax benefit rate was (18%) for 2004 as compared to the effective tax rate of less than 1% for 2003. In 2004, our tax benefit rate differs from the federal statutory income tax rate of 34% because a one-time benefit was recorded for the reversal of previously accrued taxes. This reversal reflects management’s reassessment of the appropriate level of tax liabilities for Adept based upon Adept’s current level of operating activities and recent filing of its federal, state and certain international tax returns. In 2003, our tax rate differed from the federal statutory rate of 34% because we experienced a pretax net loss, and under rules applicable to accounting for operating loss carry forwards, no benefit was taken since the generation of future taxable income was not readily assured.

Backlog. Our product backlog related to continuing operations at June 30, 2004 was approximately $6.3 million, as compared to approximately $5.8 million at June 30, 2003. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal period are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2004 to ship during fiscal 2005. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

Derivative Financial Instruments. Our foreign currency hedging program was used to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. We recognized a loss on forward currency contracts of $271,000 for the year ended June 30, 2003. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to our decreased aggregate net exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003. In 2004, we have not resumed our foreign currency hedging program, and consequently we have not employed any derivative financial instruments during the most recent fiscal year.

Comparison of Fiscal 2003 to 2002

Discontinued Operations: As we discussed above, we discontinued our Solutions business segment during the quarter ended March 27, 2004. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item on the consolidated statements of operations.

Net Revenues. Our net revenues from continuing operations decreased by 23.0% to $38.2 million in 2003 from $49.6 million in 2002. The decrease in net revenues is primarily attributable to reduced unit shipments and reduced average selling prices in most of our product families. We believe this decline is consistent with a decline in overall market conditions driven by excess manufacturing capacity and a response on the part of our customers to reduce capital spending and operating expenses in an effort to deal with their excess manufacturing capacity. Revenues decreased in our Components segment while revenues increased in our Services and Support segment. Components revenues decreased 32.5% to $25.0 million for the fiscal year ended June 30, 2003 from $37.0 million for the fiscal year ended June 30, 2002. The decline is attributable to continued softness across all industries served by our Components segment. Additionally, the decrease is attributable to the decline in software revenues as a result of our sale of the SILMA Inspection business. Services and Support revenues increased 5.1% to $13.2 million for the fiscal year ended June 30, 2003 from $12.6 million for the fiscal year ended June 30, 2002. The increase is primarily attributable to services involved in the redeployment of existing customer equipment as customers chose to extend the useful life of their existing equipment rather than commit capital expenditures to purchase new equipment.

Our domestic sales from continuing operations were $21.1 million in fiscal 2003 compared to $17.8 million in fiscal 2002, an increase of 18.3%. Our international sales from continuing operations were $17.1 million in fiscal 2003 compared to $31.8 million in fiscal 2002, a decrease of 46.1%. The decrease in international sales is mainly attributable to a decrease in our international Components revenue segment.

Gross Margin. Gross margin from continuing operations as a percentage of net revenue was 29.3% in 2003 compared to 38.3% in 2002. We experienced a downward gross margin trend over each quarter of fiscal 2003 associated with an approximately 50% decrease in manufacturing volume. Much of our labor and overhead expense is relatively fixed, and significant declines in production volumes associated with the depressed demand environment, combined with only modest reductions in manufacturing overhead expenditures, resulted in higher unit costs and lower corresponding gross margins. We have taken steps to reduce our overhead while preserving critical new product introduction capabilities and sufficient capacity to react to an increase in demand. Additionally, we experienced some additional costs normally associated with the introduction of our new products. We also recorded provisions for excess inventory during the fiscal year as reduced demand forecasts revealed additional excess inventory components. Our gross margins for fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for all four quarters of fiscal 2003. These measures resulted in savings of approximately $466,000 during the fiscal year ended June 30, 2003.

Research, Development and Engineering Expenses. Research, development and engineering expenses from continuing operations decreased by 31.5% to $10.6 million, or 27.8% of net revenues from continuing operations in 2003, from $15.5 million, or 31.3% of net revenues from continuing operations in 2002. The decrease primarily reflects headcount reductions and lower project expenses due to restructuring activities undertaken in fiscal 2002 and 2003. Salary related expenses were reduced by approximately $4.3 million for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. Expenses in 2002 also included two required quarterly expenditures totaling $2.0 million, which were part of commitments under a joint development and supply agreement with JDS Uniphase Corporation. This agreement was terminated in the second quarter of 2003, and no expenses were incurred under the agreement during fiscal 2003. Despite the reduction in expenses during the year, Adept was able to maintain research, development and engineering efforts required to complete several key initiatives in product development. These projects were deemed crucial to leveraging our position in the market, reducing our product material costs, and maintaining our technological advantage relative to our competition. Our research, development, and engineering expenses for fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for all four quarters of fiscal 2003. These measures resulted in savings of approximately $862,000 during the fiscal year ended June 30, 2003.

Selling, General and Administrative Expenses. Selling, general and administrative expenses from continuing operations decreased 25.8% to $20.8 million or 54.4% of net revenues from continuing operations in 2003 from $28.0 million or 56.4% of net revenues from continuing operations in 2002. The decrease in expense for the fiscal year ended June 30, 2003 as compared to the fiscal year ended June 30, 2002 was primarily attributable to restructuring activities in fiscal 2002 and 2003, which resulted in significant headcount reductions. Salary and related expenses were reduced by approximately $4.4 million for the fiscal year ended June 30, 2003 compared to the fiscal year ended June 30, 2002 as a result of these headcount reductions. These decreases were partially offset by a $0.7 million increase associated with an additional lease commitment that we were obligated to assume in the fourth quarter of fiscal 2002. Our selling, general and administrative expenses for fiscal 2003 reflect salary reductions for domestic employees above certain pay ranges, and pay holidays for domestic employees for a portion of each of the four quarters of fiscal 2003. These measures resulted in savings of approximately $1,271,000 during the fiscal year ended June 30, 2003.

Restructuring Charges. We recorded $5.3 million in restructuring charges for fiscal 2003. The charges consist of $1.9 million for workforce reduction and severance costs, $3.1 million in lease commitments for idle facilities and $0.3 million for leasehold improvement and other fixed assets associated with restructured facilities. Workforce reduction-related costs of $1.9 million represent a reduction of 84 employees in most functional areas across all business segments and at June 30, 2003, all of the affected employees had ceased employment with Adept. Lease commitments for idle facilities of $3.1 million result from the further consolidation of facilities and are primarily attributable to the exit from our San Jose facility and the restructure of lease commitments associated with excess capacity at our Livermore facility. Restructuring charges were $5.3 million for the fiscal year ended June 30, 2003 compared to restructuring charges of $17.7 million for the fiscal year ended June 30, 2002. The restructuring charges of $17.7 million for the fiscal year ended June 30, 2002 relate to the exiting of certain non-strategic product lines and the consolidation of certain manufacturing and support facilities, including related headcount reductions.

(in thousands)	Fiscal Year ended, June 30, 2003	Fiscal Year ended, June 30, 2002
Employee severance costs	$1,872	$1,692
Lease termination costs	3,134	6,800
Asset impairment charges	318	9,167

Total	$5,324	$17,659

These restructuring activities are expected to result in lower operating expenses in future periods.

Other Intangible Assets Amortization. Other intangibles amortization was $0.7 million for both fiscal 2003 and 2002. Goodwill is no longer subject to amortization, but instead is now subject to impairment testing at least on an annual basis, as discussed in Note 5 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Impairment of goodwill. SFAS 142 requires at least annual impairment testing of our goodwill. The results of our April 2003 annual impairment testing did not indicate an impairment of our then existing goodwill, and therefore we were not required to record a goodwill impairment charge in fiscal 2003. In fiscal 2002, we recorded a goodwill impairment charge of $6.6 million as a result of our April 2002 annual impairment update as well as a $10.0 million impairment charge as described below in “Cumulative effect of change in accounting principle”. See Note 5 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

Gain on Sale of Assets. Net gain on sale of assets was $0 in fiscal 2003 and $1.6 million in fiscal 2002. In the fourth quarter of 2002, we completed the sale of certain non-strategic assets of our SILMA business, referred to as the CimStation Inspection product line. The assets were sold for $2.0 million of which $1.75 million was paid in cash and the remaining $250,000 was deposited in escrow contingent upon meeting certain CimStation revenue projections for the period July 1, 2001 through June 30, 2002. Actual revenue for the period fell short of projections and we released the remaining $250,000 to the buyer of the SILMA business in October 2002 in accordance with the terms of the agreement. In addition, we incurred $21,000 in transaction costs related to the sale of the CimStation Inspection assets resulting in net proceeds of $1.73 million. The gain on sale of the CimStation Inspection assets was partially offset by a loss on sale of other assets of $0.18 million.

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

Provision for (Benefit From) Income Taxes. Our effective tax rate was less than 1% for 2003 as compared to (6%) for 2002. Our tax rate for 2003 differs from the federal statutory income tax rate of 34% because we experienced a pretax net loss, and under rules applicable to accounting for operating loss carry forwards, no benefit may be taken where the utilization of such benefit is dependent on the generation of future taxable income and such taxable income is not reasonably assured. In 2002, our tax rate differed from the federal statutory rate of 34% primarily due to a $3.6 million tax refund resulting from the carry back of our net operating loss from the year ended June 30, 2001. This refund opportunity arose as a result of a change in applicable law enacted on March 9, 2002, which extended the carry back period from three to five tax years.

Cumulative effect of change in accounting principle. On July 1, 2001, we implemented SFAS 142 which requires goodwill and intangible assets to be evaluated for impairment at least annually for fiscal years beginning in 2001. We completed the measurement of the impairment loss in the third quarter of fiscal 2002, and recorded an aggregate charge of $16.6 million for such impairment. Of this amount, $10.0 million was deemed attributable to periods prior to fiscal 2002, and accordingly was recorded as a cumulative effect of change in accounting principle.

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

Long-Lived Assets

Financial information regarding the geographic breakdown of our long-lived assets is included in Note 14 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Transactions with Related and Certain Other Parties

On January 31, 2004, Adept entered into a Severance Agreement and Release of All Claims with each of Mr. Carlisle and Mr. Shimano on substantially the same terms. Under the terms of the Severance Agreements, Adept agreed to pay each of Mr. Carlisle and Mr. Shimano severance payments equivalent to six months’ base salary, less appropriate withholdings, plus medical, dental and vision benefits through February 2004 and agreed to maintain coverage for the former executives under its Directors and Officers Liability policy for three years. In addition, all of Mr. Carlisle’s and Mr. Shimano’s respective stock options scheduled to vest through November 4, 2004 fully vested immediately upon entry into the agreement and remain exercisable until November 4, 2004. In return for these payments and benefits, each of Mr. Carlisle and Mr. Shimano agreed to release Adept from any and all potential claims and the parties affirmed certain confidentiality and non-solicitation agreements between Adept and the former executives.

Liquidity and Capital Resources

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated at less than $500,000. As of June 30, 2004, we had an aggregate cash balance of $5.0 million, and a short term receivables financing credit facility of up to $4.5 million, with no outstanding balance at year-end. We currently depend on funds generated from operating revenue plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash ending balance to be between approximately $5.5 and $6.0 million as of September 30, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in fiscal 2005, (iii) that funds remain available under our existing credit facility or a new credit facility. We believe our sources of funds will be sufficient to finance our operations for at least fiscal 2005, and if necessary we will reduce operating costs and employee headcount to achieve that result.

Cash and cash equivalents increased $1.7 million from June 30, 2003. Net cash used in operating activities of $7.4 million was attributable to payments of previously accrued restructuring charges of approximately $2.1 million, an increase in net accounts receivable of $2.8 million, and a decrease in accounts payable of $569,000 which was required to bring vendors current. Other items affecting the operating cash flows were the net loss reduced by non-cash charges including depreciation and amortization, offset by a reversal of lease termination costs in excess of the settlement amount, a reversal of previously accrued taxes, and the net cash used in discontinued operations.

During the third quarter of fiscal 2004, we completed an evaluation of our accrued tax liability based on recent filings of our federal, state and certain international tax returns and our expected future operating results. The reversal of a previously recorded tax liability reflects management’s estimate of the appropriate level of tax liabilities for Adept based upon that assessment.

Cash used in investing activities of $320,000 reflects a minimum level of capital spending for technology renewal of our operating equipment.

Cash provided by financing activities of $9.5 million reflects a private placement completed in November 2003, in which we sold an aggregate of approximately 11.1 million shares of common stock to several accredited investors for net proceeds of approximately $9.3 million. The remainder was related to proceeds from our employee stock purchase plan and to a lesser extent, exercises of employee stock options.

On April 22, 2004, Adept and Silicon Valley Bank (“SVB”) entered into an Amendment to Loan Documents, pursuant to which Adept and SVB entered into a loan and security agreement (the “Loan and Security Agreement”) that amends and restates the Accounts Receivable Purchase Agreement with SVB (the “Purchase Agreement”). Under the terms of the Loan and Security Agreement, Adept may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of overadvance loans may not exceed the lesser of $0.5 million or 30% of the amount of Adept’s eligible accounts receivable. In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. Adept paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum. Amounts outstanding under the Purchase Agreement became the opening balance of the Loan and Security Agreement. In addition, under the terms of the Amendment to Loan Documents, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept in connection with the Purchase Agreement, the guaranty executed by certain of Adept’s wholly-owned subsidiaries in connection with the Purchase Agreement and the warrant Adept issued SVB to purchase 100,000 shares of Adept’s common stock at a price of $1.00 per share.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due, the periodic submission of certain financial and other specified information to SVB and the maintenance of Adept’s primary deposit and investment accounts with SVB. In addition, Adept cannot grant a security interest in its assets without SVB’s consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.30 million in any fiscal quarter. Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if amounts owed to SVB exceed the credit limit; if Adept failed to comply with its financial and other covenants, including those listed above; if Adept becomes insolvent or is generally not paying its debts as they become due; if any involuntary lien or attachment is issued against Adept’s assets that is not discharged within ten days; if Adept materially breaches any of its representations or if Adept breaches without cure any non-monetary provision under the agreement; if any payment is made on account of subordinate obligations except as permitted in the applicable subordination agreement; if there is a change in the ownership of more than 20% of the outstanding shares of Adept without SVB’s prior written consent; if any event of default occurs under any obligation secured by a permitted lien which is not waived or cured within any applicable period allowed by the lien holder; any revocation of any guaranty of Adept’s obligations or any revocation of any pledge of assets to secure Adept’s obligations; or if Adept breached any material contract or obligation that may be expected to lead to, or there otherwise occurred a material adverse change in Adept’s business, operations or condition, or a material impairment of its ability to pay its obligations under the agreement or of the value of SVB’s security interest in Adept’s assets. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. The Loan and Security Agreement will expire on April 22, 2005.

In May 2003, DL Rose Orchard, L.P., owner of the property leased by Adept at 150 Rose Orchard Way and 180 Rose Orchard Way in San Jose, California, filed an action against Adept in Santa Clara Superior Court (NO. CV817195) alleging that Adept breached the leases for the Rose Orchard Way properties after we vacated our San Jose facility and ceased paying rent on the lease. In November 2003, the parties reached an agreement in principle to resolve all outstanding claims between them. In January 2004, we entered into a settlement agreement and mutual general release with the landlord of the San Jose facility regarding our lease obligations for that facility. Under the terms of the settlement agreement, we paid the landlord of our San Jose facility approximately $1.65 million on January 26, 2004 and the landlord agreed to dismiss the complaint. The landlord’s full release took effect on April 28, 2004. We had previously recorded restructuring charges during fiscal 2003, for the remaining unpaid rent associated with the lease obligations of our San Jose facility. Since the settlement amount including legal fees is less than the amount we previously accrued for, the restructuring adjustment resulted in a positive income statement impact of $1.0 million in the third quarter of fiscal 2004.

On August 6, 2003, Adept completed a lease restructuring with Tri-Valley Campus LLC, the landlord for its Livermore, California corporate headquarters and facilities, which has significantly reduced lease expenses. Under the lease amendment, Adept was released of its lease obligations for two unoccupied buildings and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept’s bankruptcy or a failure to make payments to the landlord of its Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered. Finally, we agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord’s option, provided that the new facility is comparable to the existing facility and the landlord provide reasonable notice and pay moving expenses.

In connection with the lease restructuring, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into Adept’s common stock. Interest on the principal amount converted may be paid, at Adept’s election, in cash, by converting such interest into principal amount, or by issuance of common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $1.00 per share and the resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by Adept or its management. This liability is recorded as a long-term Subordinated Convertible Note in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept’s failure to pay note obligations when due, Adept’s default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept’s business or ability to pay note obligations, or a change of control of Adept without the landlord’s consent. Adept was in compliance with these provisions as of June 30, 2004. Pursuant to the registration rights provided in the note, Adept registered the shares issuable upon exercise of the note for resale to the public under the Securities Act of 1933, as amended, in connection with its filing of an S-2 registration statement declared effective by the Securities and Exchange Commission in February 2004, referred to as the February 2004 Registration.

On November 18, 2003, we completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. The warrants expire on November 18, 2008. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, Adept registered the shares it sold and the shares underlying the warrants it granted for resale to the public in the February 2004 Registration.

On October 29, 2001, we completed a private placement with JDS Uniphase Corporation (“JDSU”) of $25.0 million in our convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. In December 2002, Adept and JDSU agreed to terminate the supply, development and license agreement entered into by them in October 2001. We were obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDSU and shutdown of their internal automation organization serviced by the arrangements with Adept, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDSU earning interest at a rate of 7% per year payable on or before September 30, 2004.

In November 2003, simultaneous with the completion of the 2003 financing, pursuant to an agreement between the parties referred to as the JDSU Agreement, JDSU agreed to convert its shares of preferred stock of Adept into approximately 3.1 million shares of Adept’s common stock, equal to approximately 19.9% of Adept’s outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. The JDSU Agreement terminates the rights and obligations, including the previous board observer rights and voting agreements of JDSU, under the Securities Purchase and Investor Rights Agreement. The JDSU Agreement also provides that JDSU is entitled to certain information rights with respect to Adept, piggyback registration rights, indemnification rights in connection with any registration of JDSU shares completed by Adept and certain indemnification rights of up to $3.0 million in connection with the transactions contemplated by the JDSU Agreement. Pursuant to the registration rights in the JDSU Agreement, Adept registered the resale of the shares issued upon conversion of the preferred stock under the JDSU Agreement with the SEC pursuant to the February 2004 Registration.

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial condition and results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Adept’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Adept’s financial position or results of operations.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2004 follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$3,000	$—	$3,000	$—	$—
Operating lease obligations	10,266	1,947	3,249	2,626	2,444
Purchase obligations	5,601	5,601	—	—	—
Other long-term liabilities reflected in Adept’s balance sheet under GAAP	249	—	—	—	—

Total	$19,116	$7,548	$6,498	$2,626	$2,444

During the year ended June 30, 2004, we incurred $3.0 million long-term debt in the form of a convertible subordinated note in connection with the lease restructuring of our Livermore lease as discussed above. Operating leases primarily represent commitments for facilities, along with lesser obligations for office equipment and motor vehicles. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. While delivery dates may be adjusted, these PO’s typically cannot be cancelled without penalty.

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

Our past revenues and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	our cash resources;

•	our ability to manage our working capital;

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics/communications, automotive, food, or semiconductor industries and other markets we serve;

•	a change in market acceptance of our products or a shift in demand for our products;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	exchange rate fluctuations;

•	extraordinary events such as litigation or acquisitions;

•	decline or slower than expected growth in those industries requiring precision assembly automation; and

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

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

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers’ budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers’ purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product’s performance and compatibility with the customer’s requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy approval processes that typically accompany the design and testing of new products. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue. In addition, should our financial condition deteriorate, prospective customers may be reluctant to purchase our products, which would have an adverse effect on our revenue.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we are currently experiencing reduced demand in some of the industries in which we operate, which may continue to adversely affect our revenue.

Intelligent automation systems using our products can range in price from $8,500 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronic/communications and food/pharmaceuticals industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business.

Downturns in the industries we often serve occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending. We made additional cost reductions in fiscal 2003 and 2004 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves certain significant risks including:

•	loss of control over the manufacturing process;

•	potential absence of adequate supplier capacity;

•	potential for significant price increases in the components and mechanical subsystems;

•	potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

•	reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems.

We depend on Flash Corporation for the supply of our circuit boards, Wilco Corporation for the supply of our cables, NSK Corporation for the supply of our linear modules, which are mechanical devices powered by an electric motor that move in a straight line and which can be combined as building blocks to form simple robotic systems, Yaskawa Electric Corp. for the supply of our 6-axis robots, Hirata Corporation for the supply of our Adept Cobra 600 and Adept Cobra 800 robot mechanisms and Matrox Electronic Systems Ltd. for the supply of our computer vision processors, which are used to digitize images from a camera and perform measurements and analysis. We do not have contracts with certain of these suppliers. If any one of these significant sole or single source suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of such product line. Problems of this nature with our suppliers may occur in the future.

Disruption, significant price increases, or termination of our supply sources could require us to seek alternative sources of supply, could delay our product shipments and damage relationships with current and prospective customers, require us to absorb a significant price increase or risk pricing ourselves out of the market, or prevent us from taking other business opportunities, any of which could have a material adverse effect on our business. If we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely and cost effective basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired. Moreover, if demand for a product for which we have purchased a substantial amount of components fails to meet our expectations, or due to component price increases causes us to be priced out of the market, we would be required to write off the excess inventory. A prolonged inability to obtain adequate timely deliveries of key components or obtain components at prices within our business model could have a material adverse effect on our business, financial condition and results of operations.

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

A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or of the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. If shipments of our products fail to meet forecasted levels, the increased inventory levels and increased operating expenses in anticipation of sales that do not materialize could adversely affect our business and substantially impact our liquidity.

Our gross margins can vary significantly from quarter to quarter based on factors which are not always in our control.

Our operating results fluctuate when our gross margins vary. Our gross margins vary for a number of reasons, including:

•	the mix of products we sell;

•	the average selling prices of products we sell including changes in the average discounts offered;

•	the costs to manufacture, service and support our products and enhancements;

•	the costs to customize our systems;

•	the volume of products produced;

•	our efforts to enter new markets; and

•	certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

Because we have significant fixed costs that are not easily reduced, we may be unable to adequately reduce expenditures to offset decreases in revenue and therefore avoid operating losses in the short term.

We have reduced our absolute amount of expenses in all areas of our operations in connection with our restructuring activities in fiscal 2002, 2003 and 2004. We have also reduced additional fixed costs in connection with the disposal of the Solutions business segment. However, we continue to invest in research and development, capital equipment and extensive ongoing customer service and support capability worldwide. These investments create significant fixed costs that we may be unable to reduce rapidly if we do not meet our sales goals. Moreover, if we fail to obtain a significant volume of customer orders for an extended period of time, we may have difficulty planning our future production and inventory levels, and utilizing our relatively fixed capacity, which could also cause fluctuations in our operating results.

We have limited cash resources, and the possibility of future operating losses, negative cash flow and debt obligations could impair our operations and revenue-generating activities and adversely affect our results of operations.

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances, although this portion is estimated at less than $500,000. As of June 30, 2004, we had an aggregate cash balance of $5.0 million, and a short term receivables financing credit facility of up to $4.5 million, under which no amounts are outstanding at year-end. We currently depend on funds generated from operating revenue plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash ending balance to be between approximately $5.5 and $6.0 million at September 30, 2004. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2005, (iii) that funds remain available under our existing credit facility or a new credit facility.

If our projected revenue falls below current estimates or if operating expenses exceed current estimates beyond our available cash resources, we may be forced to curtail our operations, or, at a minimum, we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Any of these actions would adversely impact our business and results of operations.

Because we do not have long-term contracts with our customers, our future sales are not guaranteed.

We generally do not have long-term contracts with our customers and existing contracts and purchase commitments may, under certain circumstances, be cancelled. As a result, our agreements with our customers do not provide meaningful assurance of future sales. Furthermore, our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Backlog should not be relied on as a measure of anticipated demand for our products or future revenue, because the orders constituting our backlog are subject to changes in delivery schedules and in certain instances are subject to cancellation without significant penalty to the customer. Because our customers are free to purchase products from our competitors, we are exposed to competitive price pressure on each order. Any reductions, cancellations or deferrals in customer orders could have a negative impact on our financial condition and results of operations.

We have completed a management reorganization and have hired additional critical management team personnel, and we may not successfully retain these personnel or realize the expected benefits of the changes.

We hired our Chief Executive Officer, Mr. Robert Bucher, in November 2003. In December 2003, our employment relationships with our former Chief Executive Officer and Vice President, Research and Development, were terminated. We have made and are continuing to make other changes in the management team, including the elimination of some positions and the replacement of certain other personnel. In March 2004, we promoted Matt Murphy to Vice President of Operations and Product Development. In May and June 2004, we recruited a new Vice President of Business Development, Vice President of Service and Support, and Chief Financial Officer. To achieve benefits from these personnel changes, we must retain the services of Mr. Bucher, Mr. Strickland, our CFO, and other key managerial personnel. In connection with this effort, we must minimize any business interruption or distraction of personnel as a result of these changes and our reorganization efforts. We cannot guarantee that we will be successful in doing so, or that such management and personnel changes will result in, or contribute to, improved operating results.

We may not be able to effectively implement our restructuring activities, may need to implement further restructuring activities and our restructuring may negatively impact our business.

The intelligent automation industry is highly competitive. We have responded to increased competition and changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and our businesses to meet competitive pressures and customer needs, we cannot assure that we will be successful in implementing these restructuring activities or that the reductions in workforce and other cost-cutting measures will not harm our business operations and prospects. We hired a new Chief Executive Officer in late 2003 and a new Chief Financial Officer in mid-2004 to lead our further evolution to a more profitable business model, but we cannot guarantee that their efforts will be successful. Our inability to structure our operations based on evolving market conditions could negatively impact our business. We also cannot assure that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. We cannot assure that any future restructuring efforts will be successful.

We cannot control the procurement, sales or marketing efforts of the systems integrators and OEMs who sell our products, which may result in lower revenue if they do not successfully market and sell our products or choose instead to promote competing products.

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

We may incur credit risk related losses because many of the system integrators we sell to are small operations with limited financial resources.

A substantial portion of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed. In addition, due to their limited financial resources, during extended market downturns the viability of some system integrators may be in question, which would also result in a reduction in our revenue or credit losses.

We may incur currency exchange-related losses in connection with our reliance on our single or sole source foreign suppliers.

We make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers. We remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. We experienced losses on instruments that hedge our foreign currency exposure in fiscal 2002 and the first three quarters of fiscal 2003. In March 2003, we suspended our foreign currency hedging program because we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. Our current or any future currency exchange risk management strategy may not be successful in avoiding exchange-related losses. Any exchange-related losses or exposure may negatively affect our business, financial condition or results of operations.

Our international operations and sales subject us to divergent regulatory requirements and other financial and operating risks outside of our control that may harm our operating results.

International sales from continuing operations were $22.7 million for the fiscal year ended June 30, 2004, $17.1 million for the fiscal year ended June 30, 2003, and $31.8 million for the fiscal year ended June 30, 2002. This represented 46.1%, 44.8%, and 64.1% of net revenue for the respective periods. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	transportation costs and delays;

•	foreign currency fluctuations;

•	export/import controls;

•	tariff regulations and other trade barriers;

•	higher freight rates;

•	difficulties in staffing and managing foreign sales operations;

•	greater difficulty in accounts receivable collection in foreign jurisdictions; and

•	potentially adverse tax consequences.

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

We sell standard components for products to OEMs who deliver products to Asian markets such as Japan, Malaysia, Korea, and China. Past turmoil in Asian financial markets and weakness in underlying economic conditions in certain Asian countries may continue to impact our sales to OEM customers who deliver to, are located in, or whose projects are based in those Asian countries. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer’s or our bank’s financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced a significant decline in sales to OEMs serving the Asian market.

Maintaining operations in different countries requires us to expend significant resources to keep our operations coordinated and subjects us to differing laws and regulatory regimes that may affect our offerings and revenue.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products. We have also reduced headcount in connection with our restructurings and recently made changes in other senior personnel including the recent promotion of our Vice President of Operations and Product Development and the hiring of a Vice President of Business Development, and Vice President, Service Operations, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than the CEO’s offer letter, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our senior management.

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

Our hardware and software products are complex and, despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products or enhancements have been used in the marketplace for a period of time. We may discover product defects only after a product has been installed and used by customers. We may discover defects, errors, or performance problems in future shipments of our products. These problems could result in expensive and time consuming design modifications or large warranty charges, expose us to liability for damages, damage customer relationships, and result in loss of market share, any of which could harm our reputation and future business prospects. In addition, increased development and warranty costs could reduce our operating profits and could result in losses.

The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us, our channel partners, or against our customers. A successful product liability claim could result in substantial cost and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations. Although we are not aware of any product liability claims to date, the sale and support of our products entail the risk of these claims.

If our hardware products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

Our hardware products are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology. We rely on a combination of patent, trademark and trade secret protection, and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks, and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated, or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive, and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

We have received in the past, and may receive in the future, communications from third parties asserting that we are infringing certain patents and other intellectual property rights of others or seeking indemnification against such alleged infringement. The asserted claims and/or initiated litigation could include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. There are numerous patents in the automation components industry. It is not always practicable to determine in advance whether a product or any of its components infringes the intellectual property rights of others. As a result, from time to time, we may be forced to respond to intellectual property infringement claims to protect our rights or defend a customer’s rights. These claims, regardless of merit, could consume valuable management time, result in costly litigation, or cause product shipment delays, all of which could seriously harm our business, operating results and financial condition. In settling these claims, we may be required to enter into royalty or licensing agreements with the third parties claiming infringement. These royalty or licensing agreements, if available, may not have terms favorable to us. Being forced to enter into a license agreement with unfavorable terms could seriously harm our business, operating results and financial condition. Any potential intellectual property litigation could force us to do one or more of the following:

•	Pay damages, license fees or royalties to the party claiming infringement;

•	Stop selling products or providing services that use the challenged intellectual property;

•	Obtain a license from the owner of the infringed intellectual property to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

•	Redesign the challenged technology, which could be time-consuming and costly.

If we were forced to take any of these actions, our business and results of operations may suffer.

If we cannot identify and make acquisitions, our ability to expand our operations and increase our revenue may be impaired.

In the past, a significant portion of our growth has been attributable to acquisitions of other businesses and technologies. In fiscal 2002, we acquired CHAD Industries, Inc., and in fiscal 2003, we acquired control of Meta Control Technologies, Inc. We expect that acquisitions of complementary companies, businesses, products and technologies in the future may play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is rendered more difficult due to our cash constraints and the decline of our common stock price, making equity consideration more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue may be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

Any acquisition we have made or may make in the future could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

During fiscal 2001, 2002 and 2003, we acquired HexaVision, CHAD Industries and Meta Control Technologies, Inc. These acquisitions introduced us to industries and technologies in which we had limited previous experience. In the future we may make acquisitions of, or investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management’s attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

•	difficulty in combining the product offerings, operations, or workforce of an acquired business;

•	potential loss of key personnel of an acquired business;

•	adverse effects on existing relationships with suppliers and customers;

•	disruptions of our on-going businesses;

•	difficulties in realizing our potential financial and strategic objectives through the successful integration of the acquired business;

•	difficulty in maintaining uniform standards, controls, procedures and policies;

•	potential negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;

•	risks associated with entering markets in which we have limited previous experience;

•	potential negative impact of unanticipated liabilities or litigation; and

•	the diversion of management attention.

The risks described above, either individually or in the aggregate, could significantly harm our business, financial condition and results of operations. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. In addition, we may issue additional equity in connection with future acquisitions, which could result in dilution of our shareholders’ equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

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

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

•	product functionality and reliability;

•	price;

•	customer service;

•	delivery, including timeliness, predictability, and reliability of delivery commitment dates; and

•	product features such as flexibility, programmability, and ease of use.

We compete with a number of robot, motion control, machine vision, and simulation software companies. Many of our competitors have substantially greater financial, technical, and marketing resources than we do. In addition, we may in the future face competition from new entrants in one or more of our markets.

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

Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing, and customer service efforts in order to meet any competitive threat, so that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share or cause us to lower prices for our products, any of which could harm our business.

If we are unable to effectively support the distinct needs of the multiple industries of our customers, the demand for our products may decrease and our revenue may decline.

We market products for the electronic/communications, automotive, appliance, food, semiconductor, and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards, and technical requirements of numerous different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture, and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate, and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

Our business will decline if we cannot keep up with the rapid pace of technological change and new product development that characterize the intelligent automation industry.

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. Our ability to remain competitive depends greatly upon the technological quality of our products and processes compared to those of our competitors and our ability both to continue to develop new and enhanced products and to introduce those products at competitive prices and on a timely and cost-effective basis. We may not be successful in selecting, developing, and manufacturing new products or in enhancing our existing products on a timely basis or at all. Our new or enhanced products may not achieve market acceptance. Our failure to successfully select, develop, and manufacture new products, or to timely enhance existing technologies and meet customers’ technical specifications for any new products or enhancements on a timely basis, or to successfully market new products, could harm our business. If we cannot successfully develop and manufacture new products or meet specifications, our products could lose market share, our revenue and profits could decline, or we could experience operating losses. New technology or product introductions by our competitors could also cause a decline in sales or loss of market acceptance for our existing products or force us to significantly reduce the prices of our existing products.

From time to time we have experienced delays in the introduction of, and certain technical and manufacturing difficulties with, some of our products, and we may experience technical and manufacturing difficulties and delays in future introductions of new products and enhancements. Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business.

Our success in developing, introducing, selling, and supporting new and enhanced products depends upon a variety of factors, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur between a product’s initial introduction and commencement of volume production.

The development and commercialization of new products involve many difficulties, including:

•	the identification of new product opportunities;

•	the retention and hiring of appropriate research and development personnel;

•	the determination of the product’s technical specifications;

•	the successful completion of the development process;

•	the successful marketing of the product and the risk of having customers embrace new technological advances; and

•	additional customer service costs associated with supporting new product introductions and/or effecting subsequent potential field upgrades.

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

If we fail to adequately invest in research and development, we may be unable to compete effectively and sales of our products may decline.

Over the past three years, our total expenditures for research and development have declined significantly. We have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

We may not receive significant revenue from our current research and development efforts for several years, if at all.

Internally developing intelligent automation products is expensive, and these investments often require a long time to generate returns. Our strategy involves significant investments in research and development and related product opportunities. Although our total expenditures for research and development have declined, we believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position. However, we cannot predict that we will receive significant revenue from these investments, if at all.

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

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to a variety of consequences that could harm our business, including:

•	the imposition of substantial fines;

•	suspension of production; and

•	alteration of manufacturing processes or cessation of operations.

Compliance with environmental regulations could require us to acquire expensive remediation equipment or to incur substantial expenses. Our failure to control the use, disposal, removal, storage, or to adequately restrict the discharge of or assist in the cleanup of hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statutes. The imposition of liabilities of this kind could harm our financial condition.

If we fail to obtain export licenses, we would be unable to sell any of our software products overseas and our revenue would decline.

We must comply with U.S. Department of Commerce regulations in shipping our software products and other technologies outside the United States. Any significant future difficulty in complying could harm our business, financial condition and results of operations.

Proposed regulations related to equity compensation could adversely affect our results of operations.

On March 31, 2004, the Financial Accounting Standards Board (FASB), consistent with recent actions of other accounting agencies and entities, issued a proposed statement “Share Based Payment, and Amendment of FASB Statements No. 123 and 95” that, if implemented, would require us to record a charge to compensation expense for all option grants. As currently permitted by SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at fair market value. The FASB’s proposal would eliminate our ability, starting in 2005, to account for stock-based awards using the intrinsic value method prescribed by APB 25 and would instead require that such awards be accounted for using a fair-value based method which would require us to measure the compensation expense for all such awards, including option grants, at fair value at the grant date. We cannot predict whether the proposed regulations will be adopted, but if adopted these regulations could have an adverse affect on our results of operations.

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

In April 2003, our common stock was delisted from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing. Our common stock trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq. Although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions may be delayed, and securities analysts’ and news media coverage of Adept has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. The delisting and OTC trading could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers, and employees, the loss of institutional investor interest, the availability of fewer business development and other strategic opportunities, and the additional cost of compensating our employees using cash and equity compensation.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 29,909,939 shares of common stock outstanding as of June 30, 2004. In November 2003, we completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. We also entered into registration rights agreements with the investors in the 2003 financing under which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above.

Simultaneous with the completion of the 2003 financing, pursuant to the JDSU Agreement, JDSU converted its shares of preferred stock of Adept to acquire 3,074,135 shares of Adept’s common stock, equal to approximately 19.9% of Adept’s outstanding common stock prior to the 2003 financing, and surrendered its remaining shares of preferred stock to Adept. The JDSU Agreement provides that JDSU is entitled to certain rights, including piggyback registration rights. In August 2003, we also issued a three-year, $3.0 million subordinated note due June 30, 2006 in favor of our landlord, convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share. The resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by us or our management.

Adept registered with the SEC for resale to the public of the shares of common stock sold and the shares of common stock underlying the warrants granted in the 2003 financing, issued to JDSU, and underlying the Tri-Valley convertible note under the Securities Act. Selling securityholders included in the registration statement are offering an aggregate of 22,740,816 shares of our common stock, 8,555,560 shares of which are not currently outstanding and are subject to warrants or our convertible note.

Additionally, at June 30, 2004, options to purchase approximately 3,967,584 shares of our common stock were outstanding under our stock option plans, and an aggregate of 5,065,217 shares of common stock were issued or reserved for issuance under our stock option plans and employee stock purchase plan. In addition, our Board of Directors has recently approved an increase of 1.5 million shares for issuance under the 2003 Stock Option Plan and a new Director Stock Option Plan, under which 300,000 shares may be issued. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. Our lender, Silicon Valley Bank, also holds a warrant to purchase 100,000 shares of our common stock, with an exercise price of $1.00 per share. The sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

The ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by Adept’s shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of Adept without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results;

•	our liquidity needs and constraints;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on the OTC Bulletin Board;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	future announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation regarding proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets;

•	general conditions in the intelligent automation industry; and

•	perceived dilution from stock issuances for acquisitions, our 2003 equity financing, the convertible note conversion, the SVB financing warrant, and other transactions.

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

We may be subject to securities class action litigation if our stock price remains volatile or operating results suffer, which could result in substantial costs, distract management, and damage our reputation.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, that are involved in rapidly changing technology markets are particularly subject to this risk. In addition, we have incurred net operating losses for the last few fiscal years. We may be the target of litigation of this kind in the future. Any securities litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

Recent legislation, higher liability insurance costs and other increased costs of being public are likely to impact our future consolidated financial position and results of operations.

Recently there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased as well. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our consolidated operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash amounts and related weighted-average interest rates for our investment portfolio, all of which matures in less than twelve months.

(in thousands)	June 30, 2004	Fair Value
Cash and cash equivalents
Fixed rate	$4,957	$4,957
Average rate	0.18%

Total Investment Securities	$4,957	$4,957
Average rate	0.18%

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

In the past, we have previously used a foreign currency-hedging program to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities. We entered into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. In March 2003, we determined that our international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, we suspended our foreign currency hedging program in March 2003 and we have not resumed the foreign currency hedging program.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and Financial Statement Schedules as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the fiscal year ended June 30, 2004, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Adept’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept’s periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

During the most recent fiscal quarter, there has not occurred any change in Adept’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance” contained in our Proxy Statement related to the 2004 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement. The information required by this item concerning our Code of Ethics/Business Conduct is incorporated by reference from the section captioned “Corporate Governance” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Corporate Governance:, “Executive Compensation and Other Matters” and “Stock Price Performance Measurement Graph” contained in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Fees billed to Adept by Ernst & Young LLP during Fiscal Years 2003 and 2004” contained the Proxy Statement.

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

(a)(3) Exhibits

2.1	Share Purchase Agreement among Marc Tremblay, Alain Rivard, Eric St-Pierre, Pierre Boivin, 9044-0108 Quebec Inc., Societe Innovatech Quebec et Chaudiere-Appalaches, Sofinov, Societe Financiere d’Innovation Inc., Business Development Bank of Canada, Christian Labbe, Patrick Murphy and certain other shareholders named therein, Adept Technology Canada Holding Co., and Registrant, dated July 21, 2000 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 25, 2000).+

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816) (the “1995 Form S-1”)).

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on November 17, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-48638)).

3.3	Bylaws of the Registrant, as amended to date (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003 (the “2004 Second Quarter 10-Q”)).

3.4	Statement of Preferences of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the fiscal quarter ended September 29, 2001 (the “2002 First Quarter 10-Q”)).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the 1995 Form S-1).

4.2	Agreement by and between the Registrant and JDS Uniphase dated November 14, 2003 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360))

10.1 *	1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

10.2 *	1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended September 28, 2002).

10.3 *	1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1997 (the “1997 Form 10-K”)).

10.4	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

10.5	Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

10.6	2003 Stock Option Plan, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange commission on January 26, 2004, No. 333-112213)

10.7**	Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

10.8**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the 2000 Form 10-K/A).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

10.10	Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).

10.11	Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.4 to the 2001 First Quarter Form 10-Q).

10.12**	Supply, Development and License Agreement dated October 22, 2002, between the Registrant and JDS Uniphase Corporation (incorporated by reference to Exhibit 10.1 to the 2002 First Quarter 10-Q).

10.13*	2001 Stock Option Plan (incorporated by reference to Exhibit 74.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 11, 2001 (No. 333-71374).

10.14	Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (the “2003 Third Quarter 10-Q”)).

10.15	Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

10.16	Warrant to Purchase Stock dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

10.17	Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.18	Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.19	Amendment to Loan Documents, dated as of April 22, 2004 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.3. to the 2004 Third Quarter 10-Q).

10.20	Loan and Security Agreement, dated April 22, 2004, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4. to the 2004 Third Quarter 10-Q).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

+	Schedules have been omitted and will be provided to the SEC upon request.

(b) Reports on Form 8-K.

April 21, 2004, a Form 8-K was filed by Adept announcing its financial results for its fiscal 2004 third quarter ended March 27, 2004.

April 29, 2004, a Form 8-K was filed by Adept to announce that on April 22, 2004, Adept and Silicon Valley Bank entered into an Amendment to Loan Documents, and entered into a loan and security agreement amending and restating the A/R Purchase Agreement dated March 20, 2003 between Adept and Silicon Valley Bank.

June 15, 2004, a Form 8-K was filed by Adept announcing that Robert Strickland joined Adept as its new Vice President of Finance and Chief Financial Officer.

August 11, 2004, a Form 8-K was filed by Adept announcing its financial results for its fiscal 2004 fourth quarter and year ended June 30, 2004.

(c) Exhibits.

See Item 15(a)(3) above.

(d) Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/S/ MICHAEL W. OVERBY
Michael W. Overby
Vice President, Finance and Chief Accounting Officer

By:	/S/ ROBERT R. STRICKLAND
Robert R. Strickland
Vice President, Finance and Chief Financial Officer

By:	/S/ ROBERT H. BUCHER
Robert H. Bucher
Chairman of the Board of Directors and Chief Executive Officer

Date: September 27, 2004

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Bucher and Robert R. Strickland and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROBERT H. BUCHER (Robert H. Bucher)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 27, 2004

/S/ ROBERT R. STRICKLAND (Robert R. Strickland)	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	September 27, 2004

/S/ MICHAEL W. OVERBY (Michael W. Overby)	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	September 27, 2004

/S/ RONALD E. F. CODD (Ronald E. F. Codd)	Director	September 27, 2004

/S/ MICHAEL P. KELLY (Michael P. Kelly)	Director	September 27, 2004

/S/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	September 27, 2004

/S/ CARY R. MOCK (Cary R. Mock)	Director	September 27, 2004

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Adept Technology, Inc.

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2). These financial statements and schedule are the responsibility of Adept’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 4, the Company has changed on July 1, 2001 its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

San Jose, California

August 4, 2004

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$4,957	$3,234

Accounts receivable, less allowance for doubtful accounts of $1,269 in 2004 and $1,124 in 2003	13,385	10,948
Inventories	6,233	7,122
Other current assets	656	717

Total current assets	25,231	22,021

Property and equipment at cost	9,372	11,751
Less accumulated depreciation and amortization	7,924	8,591

Property and equipment, net	1,448	3,160
Goodwill	3,176	7,671
Other intangibles, net	423	1,176
Other assets	1,293	1,753

Total assets	$31,571	$35,781

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,689	$6,094
Accrued payroll and related expenses	1,486	1,535
Accrued warranty	2,111	1,833
Deferred revenue	1,589	1,145
Accrued restructuring charges	191	3,122
Other accrued liabilities	455	1,111

Total current liabilities	11,521	14,840

Long term liabilities:
Restructuring charges	—	383
Subordinated convertible note	3,000	3,000
Other long-term liabilities	1,422	4,141

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
5,000 shares authorized, 0 and 100 shares issued and outstanding at June 30, 2004 and 2003, respectively (liquidation preference - $25,000 at June 30, 2003)	—	25,000

Shareholders’ equity (deficit):
Preferred stock, no par value: 5,000 shares authorized, none issued and Outstanding	—	—
Common stock, no par value: 70,000 shares authorized, 29,910 and 15,392 shares issued and outstanding in 2004 and 2003, respectively	143,405	108,869
Accumulated deficit	(127,777)	(120,452)

Total shareholders’ equity (deficit)	15,628	(11,583)

Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$31,571	$35,781

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except per share data)
Net revenues	$49,084	$38,214	$49,621
Cost of revenues	29,488	27,025	30,623

Gross margin	19,596	11,189	18,998
Operating expenses:
Research, development and engineering	7,082	10,622	15,510
Selling, general and administrative	13,975	20,785	28,007
Restructuring charges	(697)	5,324	17,659
Amortization of other intangible assets	538	728	725
Impairment of goodwill	—	—	6,608
Gain on sale of assets	—	—	(1,566)

Total operating expenses	20,898	37,459	66,943

Operating loss	(1,302)	(26,270)	(47,945)
Interest income	26	284	441
Interest expense	(388)	(193)	(3)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	(1,664)	(26,179)	(47,507)
Provision for (benefit from) income taxes	(1,555)	31	(3,358)

Loss from continuing operations before cumulative effect of change in accounting principle	(109)	(26,210)	(44,149)
Loss from discontinued operations	(7,216)	(2,762)	(5,702)

Net loss before cumulative effect of change in accounting principle	(7,325)	(28,972)	(49,851)
Cumulative effect of change in accounting principle	—	—	(9,973)

Net loss	$(7,325)	$(28,972)	$(59,824)

Basic and diluted loss per share before cumulative effect of change in accounting principle from:
Continuing operations	$(0.00)	$(1.75)	$(3.22)
Discontinued operations	(0.27)	(0.19)	(0.42)

Basic loss per share	$(0.27)	$(1.94)	$(3.64)

Basic and diluted loss per share after cumulative effect of change in accounting principle from:
Continuing operations	$(0.00)	$(1.75)	$(3.95)
Discontinued operations	(0.27)	(0.19)	(0.42)

Diluted loss per share	$(0.27)	$(1.94)	$(4.37)

Basic and diluted number of shares used in computing per share amounts from:
Continuing operations	27,135	14,955	13,691

Discontinued operations	27,135	14,955	13,691

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	(in thousands)
	2004	2003	2002
Operating activities
Net loss from continuing operations	$(109)	$(26,210)	$(54,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	—	9,973
Depreciation	1,780	2,772	3,011
Amortization of intangibles	646	728	725
Goodwill impairment	—	—	6,608
Non-cash interest expense	—	20	—
Reversal of lease obligations in excess of settlement	(1,146)	—	—
Reversal of previously accrued taxes	(1,285)	—	—
Asset impairment charges	—	318	9,167
Deferred income taxes	—	18	134
Loss on disposal of property and equipment	72	16	461
Gain on sale of assets	—	—	(1,566)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,777)	1,566	9,384
Inventories	(688)	4,132	3,469
Other current assets	61	124	1,247
Other assets	459	781	1,986
Accounts payable	(569)	(602)	(4,114)
Other accrued liabilities	431	(3,358)	(2,058)
Accrued restructuring charges	(2,083)	146	3,359
Subordinated convertible note	—	3,000	—
Other long term liabilities	(975)	1,235	(147)

Net cash used in operating activities from continuing operations	(6,183)	(15,314)	(12,483)
Net cash used in discontinued operations	(1,226)	(2,762)	(5,702)

Net cash used in operating activities	(7,409)	(18,076)	(18,185)

Investing activities
Business acquisitions	—	(198)	(8,365)
Purchase of property and equipment	(320)	(371)	(1,475)
Proceeds from sale of assets	—	—	1,729
Purchases of short-term available-for-sale investments	(8,550)	(9,275)	(35,906)
Sales of short-term available-for-sale investments	8,550	13,581	34,400

Net cash (used in) provided by investing activities	(320)	3,737	(9,617)

Financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	—	25,000
Proceeds from issuance of common stock, net	9,301	—	—
Proceeds from employee stock incentive program and employee stock purchase plan, net of repurchases and cancellations	151	198	1,477

Net cash provided by financing activities	9,452	198	26,477

Increase (decrease) in cash and cash equivalents	1,723	(14,141)	(1,325)
Cash and cash equivalents, beginning of period	3,234	17,375	18,700

Cash and cash equivalents, end of period	$4,957	$3,234	$17,375

Supplemental disclosure of non-cash activities:
Conversion of redeemable convertible preferred stock into common stock	$25,000	$—	$—
Issuance of common stock pursuant to terms of Meta acquisition agreement	$—	$825	$—
Issuance of common stock pursuant to terms of HexaVision acquisition agreement acquisition agreement	$—	$—	$1,213
Issuance of common stock pursuant to terms of CHAD acquisition agreement	$—	$442	$1,556
Cash paid during the period for:
Interest	$215	$133	$5
Taxes paid (refunded)	$37	$(7)	$(2,903)

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Retained Earnings/ (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
	(in thousands)
Balance at June 30, 2001	13,165	$103,138	$(31,656)	$71,482

Common stock issued under employee stock incentive program and employee stock purchase plan	555	1,477	—	1,477
Common stock issued in connection with acquisitions	331	2,769	—	2,769
Net loss and comprehensive loss	—	—	(59,824)	(59,824)

Balance at June 30, 2002	14,051	$107,384	$(91,480)	$15,904

Common stock issued under employee stock incentive program and employee stock purchase plan	554	198	—	198
Common stock issued in connection with acquisitions	787	1,267	—	1,267
Warrants issued in connection with financing arrangement	—	20	—	20
Net loss and comprehensive loss	—	—	(28,972)	(28,972)

Balance at June 30, 2003	15,392	$108,869	$(120,452)	$(11,583)

Common stock issued upon conversion of preferred stock	3,074	25,000	—	25,000
Common stock issued under employee stock incentive program and employee stock purchase plan	339	151	—	151
Common stock issued in private placement	11,111	9,347	—	9,347
Stock compensation expense related to modifications of stock options	—	83	—	83
Common stock cancelled	(6)	(45)	—	(45)

Net loss and comprehensive loss	—	—	(7,325)	(7,325)

Balance at June 30, 2004	29,910	$143,405	$(127,777)	$15,628

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. (“Adept” or the “Company”) was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells intelligent production automation products, components and services to customers in many industries including the electronics/communications, food and pharmaceuticals, appliance, automotive, life sciences, and semiconductor industries throughout the world.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company currently depends on funds generated from revenues as well as cash on hand and the funds available through its credit facility to meet its operating requirements. As a result, if any of the assumptions, some of which are described below, are incorrect, the Company may have difficulty satisfying its obligations in a timely manner and may be forced to curtail its operations. The Company’s ability to achieve its business plans is predicated upon certain assumptions, including (i) continued success in marketing its products, (ii) continued timely receipt of payments on outstanding accounts receivable, (iii) the lack of unplanned capital expenditures in fiscal 2005, and (iv) that funds remain available, if required, under its existing credit facility or a new credit facility. The Company believes its sources of funds will be sufficient to finance its operations for at least fiscal 2005, and if necessary the Company will reduce operating costs and employee headcount to achieve that result.

The accompanying consolidated financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Additionally, during the third quarter of fiscal 2004, Adept disposed of its Solutions business segment as part of Adept’s strategy to focus on intelligent flexible automation products and services for assembly and material handling (“AMH”) applications.

Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to Adept’s fiscal year ended June 30.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The Company applies Financial Accounting Standards Board Statement No. 52 (“SFAS 52”), “Foreign Currency Translation,” with respect to its international operations, which are sales and service entities. The accounts denominated in non-U.S. currencies have been remeasured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were ($951), $26,000 and $191,000 in 2004, 2003 and 2002, respectively. Foreign currency transaction gains (losses) were ($304,661), $495,000 and

($786,000) in 2004, 2003 and 2002, respectively. Foreign currency transaction and remeasurement gains (losses) are recorded as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

At June 30, 2003 and June 30, 2004, Adept had no short-term investments. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method.

	June 30,
	2004	2003
	(in thousands)
Cash and cash equivalents
Cash	$4,925	$3,196
Money market funds	32	38

Cash and cash equivalents	$4,957	$3,234

Realized gains or losses, interest, and dividends are included in interest income. Realized and unrealized gains or losses from available-for-sale securities were not material in 2004, 2003 or 2002.

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The estimated fair value of Adept’s short- and long-term debt approximated its carrying value. The estimated fair value of the debt is based primarily on quoted market prices, as well as borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Comprehensive Loss

For the three-year period ended June 30, 2004, there were no significant differences between Adept’s comprehensive loss and its net loss.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

	June 30,
	2004	2003
	(in thousands)
Raw materials	$1,694	$2,422
Work-in-process	2,005	1,858
Finished goods	2,534	2,842

	$6,233	$7,122

Warranties

The Company offers a two-year parts and one-year labor limited warranty for all of its products. The specific terms and conditions of those warranties are set forth in Adept’s “Terms and Conditions of Sale”, which is published in sales catalogs and on each sales order acknowledgement. Adept estimates the costs that may be incurred under its limited warranty, and records a liability at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. Adept periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s product liability during fiscal 2003 and 2004 are as follows:

(in thousands)
Balance at June 30, 2002	$1,566
Warranties issued	1,583
Additional warranty provision	246
Warranty claims	(1,252)
Changes in liability for pre-existing warranties including expirations	(310)

Balance at June 30, 2003	$1,833
Warranties issued	1,667
Reduction of warranty provision	(358)
Warranty claims	(1,198)
Changes in liability for pre-existing warranties including expirations	167

Balance at June 30, 2004	$2,111

Accounts Receivable and Allowance for Doubtful Accounts

Adept manufactures and sells its products to system integrators, end users and original equipment manufacturers, or OEMs, in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit.

Adept maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and such losses have been within management’s expectations. Adept assesses the customer’s ability to pay based on a number of factors, including its past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. If the financial condition of the customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. Amounts charged to bad debt expense were $430,000, $367,000 and $319,000 in 2004, 2003, and 2002, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2004	2003
	(in thousands)
Cost:
Machinery and equipment	$2,306	$3,023
Computer equipment	5,020	5,865
Office furniture and equipment	2,046	2,863

	9,372	11,751
Accumulated depreciation and amortization	7,924	8,591

Net property and equipment	$1,448	$3,160

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Revenue Recognition

The Company recognizes product revenue in accordance with Staff Accounting Bulletin No. 104, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after Company’s normal payment terms, which are 30 to 90 days from the invoice date, the Company accounts for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, the Company recognizes revenue as the invoice becomes due. Generally, the Company does not have multi-element arrangements.

Adept recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”) on Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales, and there are no customizations that would cause a substantial acceptance risk.

Service revenue includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades, and sales or remanufactured products. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the production functionality and therefore do not bear on revenue recognition policy for the products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer, but cannot yet recognize the revenue.

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

No customer accounted for more than 10% of our revenues or accounts receivable for any of the past three fiscal years.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company has in the past offset research, development and engineering expenses against third party funding as the Company retains the rights to any technology that is developed. The Company did not receive any third party funding in fiscal 2004, 2003 or 2002. The Company is not presently a party to any such research and development arrangements.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $103,000 in 2004, $58,000 in 2003, and $161,000 in 2002. The Company does not incur any direct response advertising costs.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” Adept applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, Adept does not recognize compensation cost for stock options granted at fair market value. Note 10 of the Notes to the Consolidated Financial Statements describes the plans operated by Adept.

If compensation expense for the Company’s stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, Adept’s pro forma net loss, and net loss per share would be as follows:

	June 30
	2004	2003	2002
	(In thousands)
Net loss, as reported	$(7,325)	$(28,972)	$(59,824)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,486)	(2,379)	(7,372)

Pro forma net loss	$(8,811)	$(31,351)	$(67,196)

Basic and diluted loss per common share:
As reported	$(0.27)	$(1.94)	$(4.37)

Pro forma	$(0.33)	$(2.10)	$(4.91)

Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995 and future years will include the impact of future stock option grants, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2004, 2003 and 2002: risk-free interest rates of 3.83% for 2004, 3.53% for 2003, and 4.10% for 2002; a dividend yield of 0% for all three years; a weighted-average expected life of 9.52 years for 2004, 9.79 years for 2003 and 7.86 years for 2002; and a volatility factor of the expected market price of Adept’s common stock of 2.14 for 2004, 1.70 for 2003 and 1.74 for 2002. The weighted average grant date fair value of options was $1.18 for options granted in 2004, $0.39 in 2003 and $3.53 in 2002.

Compensation cost is estimated for the fair value of the employees’ purchase rights under the ESPP using the Black-Scholes model with the following assumptions for rights granted in 2004, 2003 and 2002: a dividend yield of 0% for all three years; expected life of four months in 2004 and five months for 2003 and six months for 2002; expected volatility of 1.11 for 2004, 2.18 for 2003 and 2.17 for 2002; and a risk-free interest rate of 4.0% for 2004, 4.6% for 2003 and 4.6% for 2002. The weighted-average fair market value of the purchase rights granted was $0.40 for rights granted in 2004, $1.18 in 2003 and $3.93 for 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected stock price volatility. Because Adept’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Net Income (Loss) Per Share

SFAS No. 128, “Earnings Per Share” (“EPS”), requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method.

If the Company had reported net income for the years ended June 30, 2004, 2003 or 2002, the calculation of diluted net income per share would have included additional common equivalent shares of approximately 579,000, 230,000, and 515,000, respectively, relating to outstanding employee stock options not included above (determined using the treasury stock method).

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on Adept’s financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on Adept’s financial position or results of operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), and (4) amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Adept’s financial position or results of operations.

Reclassifications

Certain amounts presented in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for fiscal years 2002 and 2003 have been reclassified to conform to the 2004 presentation.

2.	Mergers and Acquisitions

During the three-year period ended June 30, 2004, Adept completed the acquisitions of Meta Control Technologies, Inc., and CHAD Industries. These acquisitions are described below.

Meta Control Technologies, Inc.

On August 30, 2002, the Company completed the acquisition of a controlling interest in Meta Control Technologies, Inc., or Meta, a Delaware corporation. Meta develops, designs, manufactures and markets products that automate a wide range of manufacturing processes requiring precise motion, accurate machine vision, and rapid process instrumentation. Some of the applications that make use of the Company’s technology include semiconductor and electronics assembly, micro-mechanical and fiber optic assembly, laboratory automation and discrete process automation. The acquisition of Meta extended the Company’s controls architecture to include two axis, low power controls in small packages allowing remote placement of motion and sensor controls that directly plug into our new architecture using IEEE 1394 Firewire technology. In addition, Meta has a line of programmable cameras that when combined with the low power controller and Adept’s HexSight software can be packaged as a very low cost, competitive OEM product. The results of Meta’s operations have been included in Adept’s consolidated financial statements since August 30, 2002.

Upon the closing of the acquisition transaction with Meta, Adept acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates as described in the paragraph below but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration.

Under the terms of the acquisition agreement, Adept issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept’s stock for the period of three trading days ended September 3, 2002. Ten percent of the 730,000 shares of common stock were placed into escrow for one year from the completion of the acquisition pending certain contingencies under the terms of the acquisition agreement. All of the escrowed shares have been released to the former Meta shareholders. Additionally, Adept agreed to provide up to $1.7 million of discounts and royalties through August 2008 to a shareholder of Meta based upon future sales to that shareholder or certain of its affiliates. Such amounts will be charged to operations when incurred. As of June 30, 2004, Adept has not incurred any expenses related to the discounts and royalties.

Adept’s management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including valuations, in determining the purchase price of Meta, which was allocated to tangible assets, goodwill and developed technology. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Developed technology for the Meta acquisitions is being amortized over four years.

Below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
Stock issued at closing	$825
Long-term debt assumed	511
Transaction costs	232

Total acquisition cost	$1,568

Purchase Price Allocation:
Net book value of assets acquired	$6
Developed technology	780
Goodwill	782

Total	$1,568

Pro forma results for fiscal 2002 and for the period from July 1, 2002 through August 30, 2002 (date of acquisition) have been omitted as such effects would not differ materially from Adept’s actual results.

CHAD Industries Inc.

On October 9, 2001, Adept completed the acquisition of all of the outstanding shares of CHAD Industries, Inc. (“CHAD”), now known as Adept’s Orange County, California division. CHAD was a design and manufacturing company specializing in precision assembly automation based in Orange, California. The results of CHAD’s operations have been included in Adept’s consolidated financial statements since the acquisition.

Under terms of the acquisition agreement, the purchase price of $10.1 million included an aggregate of $8.4 million in cash, $150,000 in transaction costs and 200,000 shares of Adept common stock valued at $1.6 million. The value of the 200,000 shares issued was determined based on the average closing price of Adept’s stock over the period of five trading days prior to June 27, 2001, the date of the definitive acquisition agreement. Of the $8.4 million in cash, $4.2 million was paid as of the closing date on October 9, 2001, $2.6 million was paid on October 9, 2002, and on December 13, 2002, CHAD and Adept amended the $1.6 million second anniversary promissory note and funds then held in escrow in the amount of the note were released to Adept. The second anniversary promissory note was paid in full in February 2003. In addition, the acquisition agreement provided for Adept to make cash payments of $242,000 and potential stock issuances of 61,000 shares equal to approximately $467,000 over three years after the closing date to specified employees of CHAD, contingent on their continued employment. As such, those amounts have been appropriately excluded from the purchase price and were expensed as paid. At June 30, 2004, there were no outstanding contingent obligations remaining. This acquisition was accounted for under the purchase method of accounting.

The purchase price of CHAD was allocated, based on an independent valuation, to tangible assets, goodwill and developed technology. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Developed technology for the CHAD acquisition is being amortized over three years.

For the CHAD acquisition, below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
Cash paid on closing	$4,150
Cash paid after one year	2,592
Cash paid after two years	1,615
Stock issued at closing	1,556
Transaction costs	150

Total acquisition cost	$10,063

Purchase Price Allocation:
Net book value of assets acquired	$553
Developed technology	430
Goodwill	9,080

Total	$10,063

3.	Discontinued Operations

During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. The disposition of the Solutions business segment included the closure of Adept’s Orange County, California division which was established after the acquisition of CHAD Industries, as described inn Note 2 above. As part of the disposition, Adept transferred certain intellectual property and related assets valued at $0.1 million not related to Adept’s Components and Services businesses, to a corporation formed by former employees of Adept’s Orange County, California division in exchange for the assumption of certain of Adept’s liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for the fiscal year ended June 30, 2004 of $7.2 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the Solutions business segment. Adept fully disposed of the Solutions business segment in the third quarter of fiscal 2004 and has no continuing interest and accordingly, the Solutions business segment was accounted for as a discontinued operation. The results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item in the accompanying consolidated statements of operations as discontinued operations.

The results of discontinued operations are summarized as follows:

	Fiscal Year Ended,
(in thousands)	June 30, 2004	June 30, 2003	June 30, 2002
Revenue from discontinued operations	$3,539	$6,602	$7,418
Loss on disposal of assets	$(6,503)	$—	$—
Loss from discontinued operations	$(713)	$(2,762)	$(5,702)
Net loss from discontinued operations	$(7,216)	$(2,762)	$(5,702)

4.	Restructuring Charges

Fiscal 2003

Over the past several years, Adept has from time to time undertaken restructurings of its operations, including workforce reductions, the abandonment or downsizing of facilities, and the sale or disposal of certain capital assets. These restructurings are generally effected following shifts in the Company’s strategy, or to reduce capacity and costs during economic downturns or reductions in aggregate demand. In response to continued weakness in customer demand, the Company implemented additional restructuring measures during fiscal 2003. The Company recorded restructuring charges of $5.3 million related primarily to the continued consolidation of its domestic facilities and reductions in workforce for the year ended June 30, 2003. Of the $5.3 million in restructuring charges, $1.1 million was recorded in the first quarter of fiscal 2003, $2.0 million was recorded in the third quarter of fiscal 2003 and $2.2 million was recorded in the fourth quarter of fiscal 2003. Workforce reduction costs of $1.9 million represent a reduction of 84 employees in most functional areas across all business segments, and by June 30, 2003, all affected employees had ceased employment with the Company and all severance payments were completed by the second quarter of fiscal 2004. Lease commitments for idle facilities of $3.1 million resulted primarily from the closure of the Company’s San Jose, California facility and the restructure of lease commitments associated with excess capacity at the Company’s Livermore, California facility. Asset impairment charges of $318,000 represent write-offs of abandoned assets primarily related to the Company’s San Jose facility.

The following table summarizes the significant components of Adept’s fiscal 2003 restructuring at June 30, 2003:

(in thousands)	Balance June 30, 2002	Additional Charges Fiscal 2003	Amounts Utilized Q1 Fiscal 2003 Cash	Amounts Utilized Q1 Fiscal 2003 Non Cash	Amounts Utilized Q2 Fiscal 2003 Cash	Amounts Utilized Q2 Fiscal 2003 Non Cash
Employee severance costs	$126	$1,872	$815	$—	$330	$—
Lease commitments	3,139	3,134	416	—	416	—
Asset impairment charges	94	318	—	15	—	—

Total	$3,359	$5,324	$1,231	$15	$746	$—

(in thousands)	Amounts Utilized Q3 Fiscal 2003 Cash	Amounts Utilized Q3 Fiscal 2003 Non Cash	Amounts Utilized Q4 Fiscal 2003 Cash	Amounts Utilized Q4 Fiscal 2003 Non Cash	Balance June 30, 2003
Employee severance costs	$524	$—	$145	$—	$184
Lease commitments	430	(185)	1,875	—	3,321
Asset impairment charges	—	253	95	49	—

Total	$954	$68	$2,115	$49	$3,505

In addition, in March 2003, the Company revised its estimate of the costs to consolidate its French and German offices and as a result, the restructuring charges in the three months ended March 29, 2003 includes a reversal of $185,000 in previously established restructuring charges. At June 30, 2003, the restructuring accrual balance of $3.5 million is comprised entirely of amounts that are expected to be paid in cash over the next ten quarters, primarily against non-cancelable lease commitments.

Fiscal 2004

Adept recorded a net reversal of $697,000 of previously accrued restructuring charges for the fiscal year ended June 30, 2004. The $697,000 consists of $1.1 million in reversals of previously accrued lease termination costs offset by $448,000 in severance charges primarily attributable to Severance Agreements entered into by Adept in connection with the departure of Adept’s co-founders, Brian R. Carlisle and Bruce E. Shimano, Adept’s former Chief Executive Officer and Vice President of Engineering, respectively. The reversal of previously accrued lease termination costs was the result of the execution during the quarter ended March 31, 2004 of an agreement with a former landlord to favorably settle litigation relating to an outstanding lease obligation for Adept’s San Jose facility.

The following table summarizes the significant components of the Company’s fiscal 2004 restructuring at June 30, 2004:

(in thousands)	Balance June 30, 2003	Additional Charges/ (Reversal) Fiscal 2004	Amounts Utilized Q1 Fiscal 2004 Cash	Amounts Utilized Q1 Fiscal 2004 Non Cash	Amounts Utilized Q2 Fiscal 2004 Cash	Amounts Utilized Q2 Fiscal 2004 Non Cash
Employee severance costs	$184	$448	$45	$—	$139	$—
Lease commitments	3,321	(1,146)	146	—	137	—
Asset impairment charges	—	1	—	—	—	—

Total	$3,505	$(697)	$191	$	$276	$—

(in thousands)	Amounts Utilized Q3 Fiscal 2004 Cash	Amounts Utilized Q3 Fiscal 2004 Non Cash	Amounts Utilized Q4 Fiscal 2004 Cash	Amounts Utilized Q4 Fiscal 2003 Non Cash	Balance June 30, 2004
Employee severance costs	$120	$84	$175	$—	$69
Lease commitments	1,736	—	34	—	122
Asset impairment charges	—	1	—	—	—

Total	$1,856	$85	$209	$—	$191

At June 30, 2004, the restructuring accrual balance of $191,000 is comprised entirely of amounts that are expected to be paid in cash over the next four quarters, primarily against non-cancelable lease commitments and employee severance costs.

5.	Goodwill and Other Intangible Assets

Under SFAS 142, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over those useful lives. Adept implemented SFAS 142 on July 1, 2001 and completed its initial measurement of the impairment loss in the third quarter of fiscal 2002. An impairment loss of $10.0 million resulting from the adoption of SFAS 142 was recorded as a cumulative effect of a change in accounting principle as of July 1, 2001. SFAS 142 requires goodwill and intangible assets to be evaluated for impairment at least annually and Adept has chosen April 1 as the annual date to conduct this evaluation. In the fourth quarter of fiscal 2002, Adept recorded an impairment loss of $6.6 million as a component of operating expenses as a result of the annual impairment update. The results of Adept’s fiscal 2003 and 2004 annual impairment testing did not indicate impairment of Adept’s goodwill. The impairment charges are determined using a fair value approach, incorporating the discounted cash flow method.

During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration (Note 3). The plan resulted in the impairment of the goodwill and intangibles allocated to the Solutions business segment and resulted in a charge to discontinued operations of $4.6 million, $4.5 for the impairment of goodwill and $0.1 for the impairment of other intangibles.

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

(in thousands)	June 30, 2004			June 30, 2003
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)
Developed technology	$2,389	$(1,966)	$423	$2,532	$(1,443)	$1,089
Non compete agreements	380	(380)	—	380	(293)	87

Total	$2,769	$(2,346)	$423	$2,912	$(1,736)	$1,176

Gross carrying amount for developed technology was reduced by $143,000 in the quarter ended March 27, 2004 as part of the decision to discontinue our Solutions business segment. See Note 3 to the Notes to Consolidated Financial Statements.

The aggregate amortization expense totaled $610,000 for the year ended June 30, 2004, $728,000 for the year ended June 30, 2003 and, $725,000 for the year ended June 30, 2002 and the estimated amortization expense for the next four years is as follows:

(in thousands)	Amount
For fiscal year 2005	$195
For fiscal year 2006	195
For fiscal year 2007	33
For fiscal year 2008	—

$423

The changes in the carrying amount of goodwill for the year ended June 30, 2004 are as follows:

(in thousands)	Components	Solutions	Totals
Balance at June 30, 2003	$3,176	$4,495	$7,671
Discontinued operations	—	(4,945)	(4,945)

Balance at June 30, 2004	$3,176	$—	$3,176

There is no goodwill related to the Services and Support segment. For a discussion of the discontinued operations see Note 3 to the Notes to Consolidated Financial Statements.

6.	Derivative Financial Instruments

A foreign currency hedging program was used to hedge Adept’s exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in income as a component of selling, general and administrative expenses. Adept recognized losses of $271,000 for the year ended June 30, 2003 and $728,000 for the year ended June 30, 2002. As of March 2003, Adept determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, Adept suspended its foreign currency hedging program in March 2003. In 2004, Adept has not resumed its foreign currency hedging program, and consequently has not employed any derivative financial instruments during the most recent fiscal year.

7.	Financing Arrangements

On April 22, 2004, Adept and Silicon Valley Bank (“SVB”) entered into an Amendment to Loan Documents, pursuant to which Adept and SVB entered into a loan and security agreement (the “Loan and Security Agreement”) that amends and restates the Accounts Receivable Purchase Agreement with SVB (the “Purchase Agreement”). Under the terms of the Loan and Security Agreement, Adept may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of overadvance loans may not exceed the lesser of $0.5 million or 30% of the amount of Adept’s eligible accounts receivable. In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. The interest rate was 6.00% on June 30, 2004. Adept paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum. Amounts outstanding under the Purchase Agreement became the opening balance of the Loan and Security Agreement. In addition, under the terms of the Amendment to Loan Documents, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept in connection with the Purchase Agreement, the guaranty executed by certain of Adept’s wholly-owned subsidiaries in connection with the Purchase Agreement and the warrant Adept issued SVB to purchase 100,000 shares of Adept’s common stock at a price of $1.00 per share.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply include, but are not limited to, the payment of its tax obligations as and when due, the periodic submission of certain financial and other specified information to SVB, and the maintenance of Adept’s primary deposit and investment accounts with SVB. In addition, Adept cannot grant a security interest in its assets without SVB’s consent, except for certain ordinary course transactions, file a voluntary petition for bankruptcy or have filed against Adept an involuntary petition for relief, or make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $0.30 million in any fiscal quarter. Adept would be deemed to be in default under the Loan and Security Agreement if it failed to timely pay any amount owed to SVB; if amounts owed to SVB exceed the credit limit; if the Company failed to comply with its financial and other covenants, including those listed above; if the Company becomes insolvent or is generally not paying its debts as they become due; if any involuntary lien or attachment is issued against its assets that is not discharged within ten days; if the Company materially breaches any of its representations or if the Company breaches without cure any non-monetary provision under the agreement; if any payment is made on account of subordinate obligations except as permitted in the applicable subordination agreement; if there is a change in the ownership of more than 20% of our outstanding shares without SVB’s prior written consent; if any event of default occurs under any obligation secured by a permitted lien which is not waived or cured within any applicable period allowed by the lien holder; any revocation of any guaranty of the Company’s obligations or any revocation of any pledge of assets to secure the Company’s obligations; or if the Company breached any material contract or obligation that may be expected to lead to, or there otherwise occurred a material adverse change in the Company’s business, operations or condition, or a material impairment of the Company’s ability to pay the obligations under the agreement or of the value of SVB’s security interest in the Company’s assets. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to the Company; accelerate and declare all or any part of the Company’s obligations to be immediately due and payable, and enforce their security against the collateral. The Loan and Security Agreement will expire on April 22, 2005. There are no amounts outstanding under this agreement as of June 30, 2004.

On August 6, 2003, upon completion of the Company’s lease restructuring with Tri-Valley Campus LLC, Tri-Valley and the Company amended the lease relating to the Company’s Livermore, California facilities. In connection with the lease restructuring, the Company issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 in favor of the landlord, bearing an annual interest rate of 6.0%. Interest is payable at the Company’s option in shares of the Company’s common stock. The note is convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $1.00 per share and the resulting shares carry certain registration and other rights. This liability was recorded as a long term Subordinated Convertible Note in the accompanying balance sheet with a corresponding reduction in accrued unpaid rent on the Livermore facilities and an additional restructuring charge for the excess of the note amount over the accrued unpaid rent on the Livermore facilities. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of the Company, the Company’s failure to pay its obligations under the note when due, the Company’s default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to the Company’s business or ability to pay its obligations under the note, or a change of control of Adept without the note holder’s consent. The determination of whether a particular event or situation constitutes a “material adverse change” is at the discretion of the note holder; as such this provision represents a subjective acceleration clause. Based on the Company’s current financial position, and based on discussions and interactions with the note holder, the Company believes that the possibility is remote that the note holder would accelerate the debt. Therefore, the note is recorded as noncurrent in the accompanying consolidated balance sheet at June 30, 2004.

8.	Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases with original term in excess of one year are as follows:

(in thousands)	Leases
Fiscal Year
2005	$1,947
2006	1,802
2007	1,448
2008	1,327
2009	1,299
Thereafter	2,443

Total minimum lease payments	$10,266

Rent expense net of sublease income was $1.6 million in fiscal 2004. Rent expense was $6.6 million in fiscal 2003 and $6.4 million in fiscal 2002. The Company did not record any sublease income during fiscal 2003 or 2002.

Rent payments for Livermore facilities increase at a rate of 4.0% annually on June 1st of each year.

In connection with the restructuring of the Livermore facility lease, the lease amendment carries liquidated damages equivalent to 1 year of rent obligations on the original lease that are triggered in the event of default on the lease payments. In the event of Adept’s bankruptcy or a failure to make payments to the landlord of the Livermore, California facilities within three days after a written notice from the landlord, a default would occur and the liquidated damages would be triggered on the lease.

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

On October 29, 2001, Adept completed a private placement with JDS Uniphase Corporation (“JDSU”) of $25.0 million of its convertible preferred stock consisting of 78,000 shares of Series A Convertible Preferred Stock and 22,000 shares of Series B Convertible Preferred Stock. In December 2002, Adept and JDSU agreed to terminate the supply, development and license agreement entered into by them in October 2001. Adept was obligated to pay up to $1.0 million each fiscal quarter for the planned five-quarter effort. Due to changing economic and business circumstances and the curtailment of development by JDSU and shutdown of JDSU’s internal automation organization serviced by the arrangements with Adept, both parties determined that these development services were no longer in their mutual best interests. As part of the termination, Adept executed a $1.0 million promissory note in favor of JDSU earning interest at a rate of 7% per year payable on or before September 30, 2004.

In November 2003, simultaneous with the completion of the 2003 financing, JDSU agreed to convert its shares of preferred stock of Adept into approximately 3.1 million shares of Adept’s common stock, equal to approximately 19.9% of Adept’s outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. JDSU is entitled to certain information rights with respect to Adept, piggyback registration rights, indemnification rights in connection with any registration of JDSU shares completed by Adept and certain indemnification rights of up to $3.0 million in connection with certain defined transactions. The Company registered the resale of the shares issued upon conversion of the preferred stock in February 2004.

10.	Shareholders’ Equity (Deficit)

Preferred Stock

The Board of Directors has the authority to issue, without further action by the shareholders, up to 5.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock.

Common Stock

On November 18, 2003, the Company completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. The warrants expire on November 18, 2008. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $2.50 per share, subject to any adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, the Company registered the shares it sold and the shares underlying the warrants it granted for resale to the public in February 2004.

The Company has reserved shares of common stock for future issuance at June 30, 2004 as follows:

(in thousands)
Stock options outstanding	3,968
Stock options available for grant	1,097
Conversion of warrants issued in 2003 financing	5,555

Conversion of SVB warrant	100
Employee stock purchase plan shares available for purchase	1,325
Conversion of convertible subordinated note	3,195

15,240

Stock Option Plans

The Company’s 1993 Stock Plan (the “1993 Plan”) was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. This Plan expired in April 2003. At June 30, 2004, there were a total of 1,823,417 outstanding options under the 1993 Plan, and none available for grant.

The Company’s 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company’s common stock on the date of grant. A total of 150,000 shares of common stock has been reserved for issuance under the Director Plan. During the year ended June 30, 2004, 27,000 options were granted and no options were exercised. During the years ended June 30, 2003 and 2002, a total of 9,000 and 12,000 options, respectively, were granted and no options were exercised. The Director Plan expires October 16, 2005.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) and provided that 2,600,000 shares of common stock be reserved for issuance under the 2001 Plan. Options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees’ salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company’s common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee’s discretion, options granted for reduction of at will employees’ salaries will vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant.

The Company’s 2003 Stock Plan (the “2003 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in January 2004. The 2003 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options granted under the 2003 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option exercisable at that time and an additional 1/48th of the shares subject to the option becoming exercisable each month thereafter. The terms of the options granted under the 2003 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant. The aggregate number of shares of common stock issued pursuant to all options granted under the 2003 Plan may not exceed 500,000 shares.

In January 2004, Adept entered into a Severance Agreement and Release of All Claims with each of Mr. Carlisle and Mr. Shimano on substantially the same terms. As part of the agreements, Mr. Carlisle’s and Mr. Shimano’s respective stock options, scheduled to vest through November 4, 2004, fully vested immediately upon entry into the agreement and remain exercisable until November 4, 2004. Adept recorded a charge of $83,000 to reflect the accelerated vesting of the stock options.

The following table summarizes option activities under the Company’s stock option plans:

	Options
	Available for Grant	No. of Shares Outstanding	Aggregate Price	Weighted Average Exercise Price
	(in thousands, except per share data)

Balance at June 30, 2001	1,244	2,214	$24,808	$11.21

Additional shares authorized	2,600	—	—	—
Granted	(1,619)	1,619	5,852	3.61
Canceled	463	(463)	(4,594)	9.92
Exercised	—	(32)	(120)	3.74

Balance at June 30, 2002	2,688	3,338	$25,946	$7.77

Additional shares authorized	—	—	—	—
Granted	(974)	974	386	0.40
Canceled	986	(986)	(7,574)	7.69
Exercised	—	—	—	—
Expired	(579)	—	—	—

Balance at June 30, 2003	2,121	3,326	$18,758	$5.64

Additional shares authorized	500	—	—	—
Granted	(1,856)	1856	2,201	1.19
Canceled	970	(975)	(4,624)	4.77
Exercised	—	(239)	(73)	.30
Expired	(638)	—	—	—

Balance at June 30, 2004	1,097	3,968	$16,224	$4.09

The following table summarizes information concerning outstanding and exercisable options at June 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.30 - $1.00	661,081	8.94	$0.44	387,467	$0.30
$ 1.05 - $1.17	372,388	9.53	$1.11	160,007	$1.05
$ 1.20 - $1.20	600,000	9.35	$1.20	87,500	$1.20
$ 1.21 - $2.79	773,216	8.99	$1.74	452,847	$1.70
$ 2.84 - $5.56	597,248	6.92	$3.92	562,594	$3.89
$ 5.88 - $9.00	606,637	4.91	$7.30	563,091	$7.21
$ 9.50 - $49.75	357,014	5.41	$18.74	345,172	$18.68

$ 0.30 - $49.75	3,967,584	7.83	$4.09	2,558,678	$5.42

Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “1998 ESPP”) has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions, to purchase a maximum of 3,000 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower.

11.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which employees are eligible to participate. The Company did not match any contributions for fiscal years ending June 30, 2003 or 2004. During fiscal year ending June 30, 2002, the Company paid matching contributions of $255,000.

12.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

	Year Ended June 30,
(in thousands)	2004	2003	2002
Current:
Federal	$(1,274)	$—	$—
State	21	25	—
Foreign	(302)	6	243

Total current	(1,555)	31	243
Deferred:
Federal	—	—	(3,601)
State	—	—	—

Total deferred	—	31	(3,601)

Provision for (benefit from) income taxes	$(1,555)	$31	$(3,358)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

	Year Ended June 30,
(in thousands)	2004	2003	2002
Tax at federal statutory rate	$(3,019)	$(9,840)	$(21,487)
State taxes, net of federal benefit	(9)	(557)	(1,248)
Expired net operating losses	—	94	—
Foreign taxes	(125)	303	502
Tax credits	(932)	(1,282)	129
Goodwill impairment	1,528	—	5,547
Non-deductible meals, entertainment and political contributions	9	21	124
Change in valuation allowance	2,140	11,423	13,025
Reversal of previously accrued income taxes	(1,147)	—	—
Other	—	(131)	50

Provision for (benefit from) income taxes	$(1,555)	$31	$(3,358)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	June 30,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$28,856	$25,988
Tax credit carryforwards	6,993	6,229
Inventory valuation accounts	1,304	2,005
Warranty accruals	760	630
Depreciation /amortization	584	498
Other accruals not currently deductible for tax purposes	1,347	1,101
Capitalized research and development expenses	2,292	2,133
Restructuring charges	3,425	4,901
Other	203	225

Total deferred tax assets	45,764	43,710
Valuation allowance	(45,382)	(43,242)

Net deferred tax assets	382	468

Deferred tax liabilities:
Purchased intangibles	(382)	(468)

Net deferred tax liabilities	(382)	(468)

Total net deferred tax assets	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase of approximately $2.1 million and $11.4 million in 2004 and 2003, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $933,000, which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $77.9 million, which will expire in 2007 through 2024 if unused. The Company had net operating loss carryforwards for state income tax purposes of approximately $46.6 million, which will expire in 2010 through 2014 if unused.

The Company also had credit carryforwards of approximately $4.6 million for federal income tax purposes and $2.3 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2005 through 2024 if unused. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.”

Pretax income (losses) from foreign operations was approximately ($235,000) in 2004, ($806,000) in 2003, and $452,000 in 2002.

13.	Segment Information

Effective July 1, 2002, the previously reported segments, Assembly and Material Handling, Semiconductor, and SILMA Software were reorganized into three new business segments: Components, Solutions, and Services and Support. Segment information for the fiscal year ended June 30, 2002 has been restated to conform to the new segments. Over the past several quarters of fiscal 2004, the Company evaluated all of its business segments as part of a plan to focus on core competencies. During the third quarter of fiscal 2004, as a result of these evaluations, the Company adopted a formal plan to dispose of and completed the disposition of, the Solutions business segment. As such, results of the disposed Solutions business segment have been recorded as discontinued operations (See Note 3).

After disposition of the Solutions business segment, Adept’s current business is focused towards delivering intelligent flexible automation components for assembly and material handling (AMH) applications under two categories: (1) Components and (2) Services and Support.

The Components segment provides intelligent automation software and hardware component products externally to customers and internally to the other business segment for support of existing customer installations.

The Services and Support segment provides support services to customers including providing information regarding the use of the Company’s automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

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

	Fiscal Years Ended
(in thousands)	June 30, 2004	June 30, 2003	June 30, 2002
Revenue:
Components	$30,840	$25,000	$37,051
Services and Support	18,244	13,214	12,570

Total revenue	$49,084	$38,214	$49,621

Operating income (loss):
Components	$3,724	$(7,291)	$(3,323)
Services and Support	6,402	3,164	3,093

Segment profit (loss)	10,126	(4,127)	(230)
Unallocated research, development and and engineering and selling, general and administrative	(11,587)	(16,091)	(24,289)
Restructuring charges, net	697	(5,324)	(17,659)
Amortization of other intangibles	(538)	(728)	(725)
Impairment of goodwill	—	—	(6,608)
Gain on sale of assets	—	—	1,566
Interest income (expense)	(362)	91	438

Income (loss) from continuing operations before income taxes	$(1,664)	$(26,179)	$(47,507)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived assets for continuing operations are summarized in the following table:

(in thousands)	Year Ended June 30,
	2004	2003	2002
Revenue:
United States	$26,436	$21,090	$17,835
Germany	5,269	3,393	7,682
France	5,003	5,555	11,731
Other European countries	7,019	6,514	8,969
All other countries	5,357	1,662	3,404

	$49,084	$38,214	$49,621

Long-lived assets:
United States	$6,181	$13,429	$15,812
All other countries	159	331	458

Total long-lived assets	$6,340	$13,760	$16,270

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2002:
Allowance for doubtful accounts	$742	$319	($229)	$832
Year ended June 30, 2003:
Allowance for doubtful accounts	832	367	(75)	1,124
Year ended June 30, 2004:
Allowance for doubtful accounts	1,124	430	(285)	1,269

(1)	Includes write offs net of recoveries.