Form 10-Q
period 2004-10-02
ADEPT TECHNOLOGY INC
filed 2004-11-16
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

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

YES [_] NO [X]

The number of shares of the Registrant's common stock outstanding as of November 12, 2004 was 30,510,316.

                             ADEPT TECHNOLOGY, INC.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
October 2, 2004 and June 30, 2004 .........................................    3


Condensed Consolidated Statements of Operations
Three months ended October 2, 2004 and September 27, 2003 .................    4


Condensed Consolidated Statements of Cash Flows
Three months ended October 2, 2004 and September 27, 2003 .................    5


Notes to Condensed Consolidated Financial Statements ......................    6


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations .....................................................   12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   33

Item 4. Controls and Procedures ...........................................   33


PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................   35

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ......   35

Item 3.  Defaults upon Senior Securities ..................................   35

Item 4.  Submission of Matters to a Vote of Security Holders ..............   35

Item 5.  Other Information ................................................   35

Item 6. Exhibits ..........................................................   36

Signatures ................................................................   37

Index to Exhibits .........................................................   38


                                                       ADEPT TECHNOLOGY, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)
                                                                                                       October 2,          June 30,
                                                                                                         2004                2004
                                                                                                       ---------          ---------
                                                                                                     (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents ...............................................................         $   5,222          $   4,957
     Accounts receivable, less allowance for doubtful accounts of $1,538 at
          October 2, 2004 and 1,269 at June 30, 2004 .........................................            10,325             13,385
     Inventories .............................................................................             7,492              6,233
     Other current assets ....................................................................             1,051                656
                                                                                                       ---------          ---------
         Total current assets ................................................................            24,090             25,231

Property and equipment at cost ...............................................................             9,562              9,372
Less accumulated depreciation and amortization ...............................................             8,171              7,924
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             1,391              1,448
Goodwill .....................................................................................             3,176              3,176
Other intangibles, net .......................................................................               374                423
Other assets .................................................................................             1,294              1,293
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  30,325          $  31,571
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable ........................................................................         $   4,643          $   5,689
     Accrued payroll and related expenses ....................................................             1,377              1,486
     Accrued warranty expenses ...............................................................             1,966              2,111
     Deferred revenue ........................................................................             1,506              1,589
     Accrued restructuring expenses ..........................................................                50                191
     Other accrued liabilities ...............................................................               523                455
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            10,065             11,521

Long term liabilities:
     Subordinated convertible note ...........................................................             3,000              3,000
     Other long-term liabilities .............................................................             1,446              1,422

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
     5,000 shares authorized, no shares issued and outstanding at
     October 2, 2004 and June 30, 2004 .......................................................              --                 --

Shareholders' equity:
  Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding .............................................................................              --                 --
  Common stock, no par value:  70,000 shares authorized, 30,088 and 29,910
     shares issued and outstanding at October 2, 2004 and June 30,2004, ......................           143,550            143,405
     respectively
  Accumulated deficit: .......................................................................          (127,736)          (127,777)
                                                                                                       ---------          ---------
         Total shareholders' equity ..........................................................            15,814             15,628
         Total liabilities, redeemable convertible preferred stock and shareholders'
           equity ............................................................................         $  30,325          $  31,571
                                                                                                       =========          =========

                                                       See accompanying notes


                                                       ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)


                                                                                                             Three months ended
                                                                                                         ---------------------------
                                                                                                         October 2,    September 27,
                                                                                                            2004            2003
                                                                                                          --------        --------
                                                                                                         (unaudited)     (unaudited)
Net revenues .....................................................................................        $ 11,293         $ 10,647
Cost of revenues .................................................................................           5,827            6,818
                                                                                                          --------         --------
Gross margin .....................................................................................           5,466            3,829
Operating expenses:
      Research, development and engineering ......................................................           1,661            1,766
      Selling, general and administrative ........................................................           3,710            3,147
      Restructuring charge (reversal), net .......................................................             (43)            --
      Amortization of other intangible assets ....................................................              49              178
                                                                                                          --------         --------
Total operating expenses .........................................................................           5,377            5,091
                                                                                                          --------         --------
Operating income (loss) ..........................................................................              89           (1,262)

Interest expense, net ............................................................................              37              132
                                                                                                          --------         --------
Income (loss) from continuing operations before income taxes .....................................              52           (1,394)
Provision for income taxes .......................................................................              12               13
                                                                                                          --------         --------
Income (loss) from continuing operations .........................................................              40           (1,407)
Income from discontinued operations ..............................................................            --                147
                                                                                                          --------         --------
Net income (loss) ................................................................................        $     40         $ (1,260)
                                                                                                          ========         ========

Basic income (loss) per share:
      Continuing operations ......................................................................        $   0.00         $  (0.09)
      Discontinued operations ....................................................................            0.00             0.01
      Basic income (loss) per share ..............................................................            0.00            (0.08)
Diluted income (loss) per share:
      Continuing operations ......................................................................        $   0.00         $  (0.09)
      Discontinued operations ....................................................................            0.00             0.01
      Diluted income (loss) per share ............................................................            0.00            (0.08)
Basic number of shares used in computing per share amounts from:
      Continuing operations ......................................................................          29,903           15,395
      Discontinued operations ....................................................................          29,903           15,395
Diluted number of shares used in computing per share amounts from:
      Continuing operations ......................................................................          30,355           15,395
      Discontinued operations ....................................................................          30,355           15,395

                                                       See accompanying notes

                                                       ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                                                                              Three months ended
                                                                                                          --------------------------
                                                                                                          October 2,   September 27,
                                                                                                            2004            2003
                                                                                                           -------         -------
                                                                                                         (unaudited)     (unaudited)
Operating activities
 Net income (loss) from continuing operations ....................................................         $    40        $(1,260)
 Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation ................................................................................             247            543
     Amortization of intangibles .................................................................              49            178
     Loss on disposal of property and equipment ..................................................            --               21
     Changes in operating assets and liabilities:
       Accounts receivable, net ..................................................................           3,060         (1,155)
       Inventories, net ..........................................................................          (1,258)           (76)
       Prepaid expenses and other current assets .................................................            (395)          (324)
       Other assets ..............................................................................              (1)            91
       Accounts payable ..........................................................................          (1,047)         1,518
       Other accrued liabilities .................................................................            (269)           156
       Accrued restructuring charges .............................................................            (141)          (191)
       Other long term liabilities ...............................................................              23            (62)
                                                                                                           -------        -------
     Net cash provided by (used in) operating activities from continuing operations ..............             308           (561)
                                                                                                           -------        -------
     Net cash used in discontinued operations ....................................................            --             --
                                                                                                           -------        -------
     Net cash provided by (used in) operating activities .........................................             308           (561)
                                                                                                           -------        -------

Investing activities
     Purchase of property and equipment ..........................................................            (189)           (36)
                                                                                                           -------        -------
     Net cash provided by (used in) provided by investing activities .............................            (189)           (36)
                                                                                                           -------        -------

Financing activities
     Net proceeds from employee stock incentive program and employee .............................
       stock purchase plan, net of repurchases and cancellations .................................             146              6
                                                                                                           -------        -------
     Net cash provided by financing activities ...................................................             146              6
                                                                                                           -------        -------


Increase (decrease) in cash and cash equivalents .................................................             265           (591)
Cash and cash equivalents, beginning of period ...................................................           4,957          3,234
                                                                                                           -------        -------
Cash and cash equivalents, end of period .........................................................         $ 5,222        $ 2,643
                                                                                                           =======        =======
Cash paid during the period for:
     Interest ....................................................................................         $    46        $    30
     Taxes .......................................................................................         $    19        $    22

                                                       See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in Adept Technology, Inc.'s ("Adept" or the "Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.


The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

2.       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, as well as market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At October 2, 2004, the Company held no short-term investments.

3.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value). The components of inventory are as follows:

                                               October 2,          June 30,
              (in thousands)                      2004               2004
                                                  ----               ----

 Raw materials.......................           $  2,492           $  1,694
 Work-in-process.....................              2,060              2,005
 Finished goods......................              2,940              2,534
                                                --------           --------
                                                $  7,492           $  6,233
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

Changes in the Company's warranty liability during the first quarter are as follows:

                                                      Three months ended
                                                  --------------------------
                  (in thousands)                  October 2,   September 27,
                                                     2004          2003
                                                   -------       -------

       Balance at beginning of period ..........   $ 2,111       $ 1,833
       Warranties issued .......................       237           323
       Change in estimated warranty provision ..       (91)         --
       Warranty claims .........................      (291)         (150)
                                                   -------       -------

       Balance at end of period ................   $ 1,966       $ 2,006
                                                   =======       =======


5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                     October 2,      June 30,
                      (in thousands)                    2004          2004
                                                      -------       -------

        Machinery and equipment ....................  $ 2,444       $ 2,306
        Computer equipment .........................    5,071         5,020
        Office furniture and equipment .............    2,047         2,046
                                                      -------       -------
                                                        9,562         9,372
        Accumulated depreciation and amortization ..   (8,171)       (7,924)
                                                      -------       -------

        Net property and equipment .................  $ 1,391       $ 1,448
                                                      =======       =======

6.        Accrued Restructuring Expenses

The following table summarizes the Company's accrued restructuring expenses at October 2, 2004:

                                            Additional
                                              Charges/     Amounts
                                  Balance   (Reversals)  Utilized     Balance
                                  June 30,   Q1 Fiscal     Q1 Fiscal  October 2,
       (in thousands)               2004       2005         2005       2004
                                    ----       ----        ----       ----
Employee severance costs ....       $ 69       $  7        $ 76       $  0
Lease commitments ...........        122        (50)         22         50
                                    ----       ----        ----       ----

  Total .....................       $191       $(43)       $ 98       $ 50
                                    ====       ====        ====       ====



During the quarter ended October 2, 2004, the Company reversed $50,000 of previously accrued restructuring expenses, as the Company successfully subleased an unused field sales office. This reversal was partially offset by a $7,000 charge for severance related employee benefits not previously accrued. The accrued restructuring expense balance at quarter end is comprised entirely of cash charges that are expected to be paid over the next four quarters against non-cancelable lease commitments.

7.       Discontinued Operations

During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. Adept fully disposed of the Solutions business segment and has no continuing interest and accordingly, the Solutions business segment was accounted for as a discontinued operation. The results of operations of the Solutions business segment have been removed from Adept's continuing operations for all periods presented and presented as a separate line item in the accompanying consolidated statements of operations as discontinued operations.

8.       Legal Proceedings

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

Adept has in the past received communications from third parties asserting that it has infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the Company, it believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

9.       Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the three months ended October 2, 2004, the Company recorded a provision for income taxes from continuing operations of $12,000 for domestic and international tax liabilities.

10.      Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five successive fiscal years related to the intangible assets subject to amortization.

                                                   As of October 2, 2004
                                       --------------------------------------------
                                       Gross Carrying   Accumulated    Net Carrying
    Amortized intangible assets             Amount      Amortization      Amount
    ---------------------------             ------      ------------      ------

Developed technology ................       $ 2,389       $(2,015)       $   374
Non-compete agreements ..............           380          (380)          --
                                            -------       -------        -------
   Total ............................       $ 2,769       $(2,395)       $   374
                                            =======       =======        =======

The aggregate amortization expense for the three months ended October 2, 2004 totaled $49,000, and the estimated amortization expense for the next five years is as follows:

                           (in thousands)                        Amount
                                                                 -------
         Remaining for fiscal year 2005 ..................        $146
         For fiscal year 2006 ............................         195
         For fiscal year 2007 ............................          33
                                                                  ----
                                                                  $374
                                                                  ====

11.      Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three months ended September 27, 2003, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive to the net loss.

                                                               Three months ended,
                                                            -------------------------
                                                            October 2,  September 27,
                       (in thousands)                          2004         2003
                                                            ----------   ----------

Income (loss) from continuing operations ................   $       40  $    (1,407)
Income from discontinued operations .....................   $     --    $       147
                                                            ----------  -----------
Net Income (loss) .......................................   $       40  $    (1,260)

Basic:
  Number of shares used in computing per share amounts
     from continuing and discontinued operations: .......       29,903       15,395
                                                            ==========   ==========

  Income (loss) per share from:
         continuing operations ..........................   $     0.00   $    (0.09)
                                                            ==========   ==========
         discontinued operations ........................   $     0.00   $     0.01
                                                            ==========   ==========
  Basic net income (loss) per share .....................   $     0.00   $    (0.08)
                                                            ==========   ==========

Diluted:
   Weighted average common shares used in computing
       basic net income (loss) per
       share from continuing
       and discontinued operations: .....................       29,903       15,395
                                                            ==========   ==========
    Add: Weighted average dilutive potential common
              stock .....................................          452         --
                                                            ==========   ==========
       Weighted average common shares used in computing
           diluted net loss per share from continuing and
           discontinued operations: .....................       30,355       15,395
                                                            ==========   ==========

   Income (loss) per share from:
     continuing operations ..............................   $     0.00   $    (0.09)
                                                            ==========   ==========
     discontinued operations ............................   $     0.00   $     0.01
                                                            ==========   ==========
  Diluted net income (loss) per share ...................   $     0.00   $    (0.08)
                                                            ==========   ==========

12.      Impact of Recently Issued Accounting Standards

On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment - An Amendment of FASB Statements No.123 and 95" (proposed FAS 123R). The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules. It is expected that the final statement will be issued before December 31, 2004.

13.      Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would be as follows:

                                                                  Three months ended,
                                                              --------------------------
                                                              October 2,   September 27,
                    (in thousands)                              2004          2003
                                                               -------       -------
Net income (loss), as reported .............................   $    40       $(1,260)
Add:  Stock-based employee compensation expense
   included in the determination of net income (loss),
   as reported .............................................      --            --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects ..............      (231)         (518)
                                                               -------       -------
Pro forma net loss .........................................   $  (191)      $(1,778)
                                                               =======       =======

Basic and diluted loss per common share:
   As reported .............................................   $  0.00       $ (0.08)
                                                               =======       =======
   Pro forma ...............................................   $ (0.01)      $ (0.12)
                                                               =======       =======

14.      Segment Information

Adept's business is focused towards delivering intelligent flexible production automation components for assembly and material handling ("AMH") applications under two categories: (1) Components and (2) Services and Support.

The Components segment provides intelligent production automation software and hardware component products externally to customers and internally to the other business segment for support of existing customer installations.

The Services and Support segment provides support services to customers including providing information regarding the use of the Company's automation equipment, assisting with the ongoing support of installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses.

Management does not fully allocate research, development and engineering expenses and selling, general and administrative expenses when making capital spending and expense funding decisions or assessing segment performance. There is no inter-segment revenue recognized. Transfers between segments are recorded at cost.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

                                                         Three months ended
                                                     ---------------------------
                                                     October 2,    September 27,
                    (in thousands)                      2004           2003
                                                      --------       --------
 Revenue:
 Components ......................................    $  7,925       $  6,384
 Services and Support ............................       3,368          4,263
                                                      --------       --------
 Total revenue ...................................    $ 11,293       $ 10,647
                                                      ========       ========
 Operating income (loss):
 Components ......................................    $    926       $   (201)
 Services and Support ............................         873          1,412
                                                      --------       --------
 Segment profit (loss) ...........................       1,799          1,211
 Unallocated research, development
    and engineering and selling,
    general and administrative ...................      (1,704)        (2,295)
 Restructuring charges (reversal), net ...........         (43)          --
 Amortization of Intangibles .....................         (49)          (178)
 Interest income .................................           9             19
 Interest expense ................................         (46)          (151)
                                                      --------       --------
Income (loss) from continuing operations
   before income taxes ...........................    $     52       $ (1,394)
                                                      ========       ========

15.      Comprehensive Income

For the three months ended October 2, 2004 and September 27, 2003, there were no significant differences between the Company's comprehensive income or loss and its net income or loss.

16.      Equity

During the three months ended October 2, 2004, 61,798 shares of common stock were issued upon the exercise of options under the Company's stock option plans, and 116,473 shares of common stock were issued under the Company's employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in February and August.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

    o    the economic environment affecting us and the markets we serve;
    o    sources  of  revenues   and   anticipated   revenues,   including   the
         contribution from the growth of new products and markets;
    o our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;
    o our estimates regarding our liquidity and capital requirements, and our needs for additional financing;
    o    marketing and commercialization of our products under development;
    o    our  ability to attract  customers  and the  market  acceptance  of our products;
    o    our  ability  to  establish   relationships  with  suppliers,   systems
         integrators and OEMs for the supply and distribution of our products;
    o plans for future products and services and for enhancements of existing products and services;
    o    plans for future acquisitions; and
    o    our intellectual property.

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this quarterly report on Form 10-Q in greater detail under the heading "Factors Affecting Future Operating Results." Also, these statements represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms "Adept," "we," "us," and "our" refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 139 trademarks of which 14 are registered trademarks, some of which include the Adept Technology logo, AIM(R), FireBlox(R), HexSight(R), MetaControls(R), Adept Cobra 600(TM), Adept Cobra 800(TM), Adept SmartAmp(TM), Adept SmartModule(TM), Adept SmartServo(TM), AdeptOne(TM), and AdeptSix(TM).

                                    OVERVIEW

We provide intelligent production automation products, components and services to our customers in many industries including the electronics/communications, automotive, appliance, food and pharmaceuticals, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customers' increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold or licensed separately, though we intend to market and sell software licenses on a standalone basis in the foreseeable future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the only self-contained SCARA (Selective Compliance Assembly Robot Arm) robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor. We believe this technology will have a significant positive impact on our gross margins during fiscal 2005 and beyond.

International sales generally comprise between 45% and 75% of our total revenues for any given quarter, and represented approximately 71% of our total revenues for the quarter ended October 2, 2004.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the quarter ended October 2, 2004. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended October 2, 2004. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. These accounting policies described below include:

    o    revenue recognition;
    o    allowance for doubtful accounts;
    o    inventories;
    o    warranties; and
    o    deferred tax valuation allowance.

Revenue Recognition. We recognize product revenue in accordance with Staff Accounting Bulletin 104, ("SAB 104"), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. Generally, the Company does not have multi-element arrangements.

We recognize  software  revenue in  accordance  with the  American  Institute of
Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2") on Software Revenue Recognition as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

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

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

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

Our policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional reserve. On an ongoing basis, we evaluate the credit worthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional allowance percentage.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost (first-in, first-out method) or market (estimated net realizable value). We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated liquidation value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce deferred tax assets to the amount that is most likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we have a net deferred tax asset and determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period that such determination was made.

Results of Operations

Three Months Ended October 2, 2004 as compared to Three Months Ended September 27, 2003.

Net revenues. Net revenues increased by 6.1% to $11.3 million for three months ended October 2, 2004 as compared to $10.6 million for three months ended September 27, 2003. The increase in revenue was attributable to an increase in sales by our components segment, which was partially offset by a reduction in our services and support segment. Components revenues increased 24.1% to $7.9 million for the three months ended October 2, 2004 from $6.4 million for the three months ended September 27, 2003. The increase is attributable to the sale of a vision software license for $1.1 million and increased unit sales of our advanced line of Cobra robots, in particular the Adept i-series robots with the controller built into the robot arm, partially offset by a decrease in revenue realized from fewer unit sales of our linear modules. Services and Support revenues decreased 21% to $3.4 million for the three months ended October 2, 2004 from $4.3 million for the three months ended September 27, 2003. The decrease was primarily attributable to the slowdown in domestic demand for services involved in the redeployment and refurbishing of existing customer equipment. We believe this reflects a general slowdown in U.S. manufacturing activity over the past two quarters, as reflected by several manufacturing economic indicators.

Our domestic sales were $3.2 million for the three months ended October 2, 2004 compared to $5.6 million for the three months ended September 27, 2003, a decrease of 43%. Our international sales from continuing operations were $8.1 million for the three months ended October 2, 2004 compared to $5.0 million for the comparable period in fiscal 2003, an increase of 62%. The increase in revenue from international sales is primarily attributable to strong sales to automotive and consumer electronics applications, aided in part by the favorable exchange rate between the Euro and the U.S. Dollar.

Our product sales are seasonal. We have historically had higher bookings and shipments for our products during the fourth quarter of each fiscal year and lower bookings and shipments during the first quarter of the succeeding fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. This seasonal trend continued in the first quarter of fiscal 2005.

Gross Margin. Gross margin from continuing operations as a percentage of net revenue was 48.4% for the three months ended October 2, 2004 compared to 36% for three months ended September 27, 2003. The improvement in gross margin reflects the lower cost structure and improved competitive positioning of our advanced line of Adept Cobra robots and smart amp based products as well as the positive impact of the aforementioned vision software license sale, which had minimal associated cost of revenues. We also benefited from improved utilization of our manufacturing capacity and improvements in our inventory and materials management. We have aggressively outsourced those processes where we provide little or no manufacturing value add. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We expect gross margins to be in the mid-40% range through the remainder of fiscal 2005 due to the reduction in fixed overhead costs, the completion of continuing cost improvement programs including further subassembly outsourcing, and the introduction of higher margin products. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software license sales.

Research, Development and Engineering Expenses. Research, development and engineering expenses associated with continuing operations decreased by 5.9% to $1.7 million, or 14.7% of net revenues for the three months ended October 2, 2004, from $1.8 million, or 16.6% of net revenues for three months ended September 27, 2003. The decrease is primarily the result of reduced headcount and decreased project spending resulting from completion of previously implemented cost-cutting measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses associated with continuing operations for three months ended October 2, 2004 increased 17.9%, or $0.6 million, over the three months ended September 27, 2003. The increase was primarily attributable to increases in sales and marketing expenses for sales development activities, higher expenses for audit work and legal review related to corporate governance developments as well as the company's SEC public reporting requirements, combined with an increase in bad debt allowances based on an analysis of customer accounts.

Restructuring Charges. The accrued restructuring balance at quarter end is comprised entirely of expenses that are expected to be paid over the next four quarters against non-cancelable lease commitments.

                                                            Amounts utilized or
                                              Balance         released during          Balance
(in thousands)                             June 30, 2004      Q1 Fiscal 2005       October 2, 2004
                                           -------------      --------------       ---------------

Employee severance costs ................      $ 69               $ 69                  $  0
Lease termination costs .................       122                 72                    50
                                               ----               ----                  ----

  Total .................................      $191               $141                  $ 50
                                               ====               ====                  ====

Other Intangible Assets Amortization. Other intangibles amortization was $49,000 for three months ended October 2, 2004, and $178,000 for three months ended September 27, 2003. The amortization has declined because certain of the other intangible assets have now been fully amortized.

Interest Expense, Net. Interest expense, net of interest income, was $37,000 for three months ended October 2, 2004 compared to $132,000 for the three months ended September 27, 2003. The decrease in interest expense for the three months ended October 2, 2004 reflects our improved cash position over the same period in the prior year, which reduced the need to borrow funds. Interest expense for both of the three month periods ended October 2, 2004 and September 27, 2003 included interest expense accrued on a $3.0 million convertible note, which bears a 6% fixed interest rate.

Provision for Income Taxes. Our effective tax rate was 22% for the three months ended October 2, 2004 as compared to the effective tax rate of less than 1% for the three months ended September 27, 2003. In fiscal 2004, our tax rate differed from the federal statutory income tax rate of 34% because a one-time benefit was recorded for the reversal of previously accrued taxes. For the three months ended October 2, 2004 we recorded a tax provision related to our state franchise tax and Singapore subsidiary tax that resulted in the 22% effective tax rate. We do not expect that the 22% effective tax rate is indicative of the effective tax rate for the balance of fiscal 2005, as we have net operating loss and credit carryforwards for federal and state income tax purposes.

Cash and Cash Equivalents. Cash and cash equivalents increased $265,000 from June 30, 2004. Net cash provided by operating activities of $308,000 was attributable to a decrease in net accounts receivable of $3.1 million, partially offset by an increase in inventory of approximately $1.3 million, and a decrease in accounts payable of $1.0 million. Other items affecting the operating cash flows were net income of $40,000 and non-cash charges including depreciation and amortization, partially offset by $410,000 used to pay for other accrued liabilities.

Cash used in investing activities of $189,000 reflects a minimum level of capital expenditures primarily for computer hardware and software acquisitions.

Cash provided by financing activities of $146,000 reflects activity in our employee stock purchase program and stock option exercises.

Liquidity and Capital Resources

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of October 2, 2004, we had an aggregate cash balance of $5.2 million, and a short term receivables financing credit facility of up to $4.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating revenue plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash balance to be between $3.0 and $5.0 million as of January 2, 2005. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in fiscal 2005, and (iii) that funds remain available under our existing credit facility or a new credit facility. We believe our sources of funds will be sufficient to finance our operations for at least fiscal 2005, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

On April 22, 2004, we executed the Amendment to Loan Documents with Silicon Valley Bank ("SVB") pursuant to which we entered into a loan and security agreement with SVB (the "Loan and Security Agreement") that amends and restates our prior Accounts Receivable Purchase Agreement with SVB. Under the terms of the Loan and Security Agreement, we may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of our eligible accounts receivable plus any over advance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of over advance loans may not exceed the lesser of $0.5 million or 30% of the amount of our eligible accounts receivable. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets. Interest is payable on loans at a rate equal to the prime rate announced from time to time by SVB ("Prime Rate"), plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. We paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum.

The Loan and Security Agreement includes certain financial and other covenants with which we must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration we may receive for any equity securities and subordinated debt we issued subsequent to the date of the Loan and Security Agreement, plus 50% of our net income in each fiscal quarter ending after the date of the agreement. Once an increase in our minimum tangible net worth takes effect, it remains in effect thereafter, and does not decrease. We were in compliance with the tangible net worth and other covenants of the Loan and Security Agreement at October 2, 2005. The Loan and Security Agreement will expire on April 22, 2005.

Total long term debt and operating lease obligations at October 2, 2004 were $13.5 million, which consists of $10.5 million in operating lease obligations and $3.0 million in long-term debt in the form of a convertible subordinated note.

A summary of our long-term debt and operating lease obligations as of October 2, 2004 follows:

                                                          Less Than                                      More than
                                             Total          1 Year        1-3 Years      3-5 Years        5 Years
                                         ------------   ------------    ------------   ------------    ------------
Operating lease obligations........       $    10,456    $     2,008     $     3,354    $     2,651     $     2,443
Long-term debt.....................             3,000              -           3,000              -               -
                                         ------------   ------------    ------------   ------------    ------------
Total long-term debt and
   Operating lease obligations.....       $    13,456    $     2,008     $     6,354    $     2,651     $     2,443
                                          ===========    ===========     ===========    ===========     ===========

New Accounting Pronouncements

On March 31, 2004, the FASB issued an Exposure Draft, "Share-Based Payment - An Amendment of FASB Statements No.123 and 95" (proposed FAS 123R). The proposed FAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed FAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25 and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. We would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from valuation methodologies ultimately adopted in the final rules. It is expected that the final statement will be issued before December 31, 2004.

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

Our past revenues and other operating results may not be accurate indicators of our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

    o    our limited cash resources;
    o    our ability to manage our working capital;
    o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;
    o changes or reductions in demand in the electronics/communications, automotive, food, or semiconductor industries and other markets we serve;
    o a change in market acceptance of our products or a shift in demand for our products;
    o    new product introductions by us or by our competitors;
    o changes in product mix and pricing by us, our suppliers or our competitors;
    o pricing and related availability of components and raw materials for our products;
    o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;
    o our failure to anticipate the changing product requirements of our customers;
    o    changes in the mix of sales by distribution channel;
    o    exchange rate fluctuations;
    o    extraordinary events such as litigation or acquisitions;
    o decline or slower than expected growth in those industries requiring precision assembly automation; and
    o slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

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

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses and motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made additional cost reductions in fiscal 2003 and 2004 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our reliance on sole or single source suppliers involves certain significant risks including:

    o    loss of control over the manufacturing process;
    o    potential absence of adequate supplier capacity;
    o potential for significant price increases in the components and mechanical subsystems;
    o potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and
    o reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems.

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

Our product sales are seasonal. We have historically had higher bookings for our products during the fourth quarter of each fiscal year and lower bookings during the first quarter of each succeeding fiscal year, due primarily to the slowdown in sales to European markets and summer vacations. In the event bookings for our products in the fourth fiscal quarter are lower than anticipated and our backlog at the end of the fourth fiscal quarter is insufficient to compensate for lower bookings in the succeeding first fiscal quarter, our results of operations for the first fiscal quarter and future quarters will suffer.

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

Our operating results fluctuate when our gross margins vary. Our gross margins vary for a number of reasons, including:

    o    the mix of products we sell;
    o the average selling prices of products we sell including changes in the average discounts offered;
    o the costs to manufacture, service and support our products and enhancements;
    o    the costs to customize our systems;
    o    the volume of products produced;
    o    our efforts to enter new markets; and
    o certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

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

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances, although this portion is estimated at less than $500,000. As of October 2, 2004, we had an aggregate cash balance of $5.2 million, and a short term receivables financing credit facility of up to $4.0 million, under which no amounts were outstanding at October 2, 2004. We currently depend on funds generated from operating revenue plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash ending balance to be between approximately $3.0 and $5.0 million at January 2, 2005. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2005, (iii) that funds remain available under our existing credit facility or a new credit facility.

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

We hired our Chief Executive Officer, Mr. Robert Bucher, in November 2003. In December 2003, our employment relationships with our former Chief Executive Officer and Vice President, Research and Development, were terminated. We have made and are continuing to make other changes in the management team, including the elimination of some positions and the replacement of certain other personnel. In March 2004, we promoted Matt Murphy to Vice President of Operations and Product Development. In May and June 2004, we recruited a new Vice President of Business Development, Vice President of Service and Support, and a Chief Financial Officer. To achieve benefits from these personnel changes, we must retain the services of Mr. Bucher, Mr. Strickland, our CFO, and other key managerial personnel. In connection with this effort, we must minimize any business interruption or distraction of personnel as a result of these changes and our reorganization efforts. We cannot guarantee that we will be successful in doing so, or that such management and personnel changes will result in, or contribute to, improved operating results.

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

International sales from continuing operations were $8.1 million for the 3 months ended October 2, 2004, $22.7 million for the fiscal year ended June 30, 2004, $17.1 million for the fiscal year ended June 30, 2003, and $31.8 million for the fiscal year ended June 30, 2002. This represented 71.5%, 46.1%, 44.8%, and 64.1% of net revenue for the respective periods. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products. We have also reduced headcount in connection with our restructurings and recently made changes in other senior personnel including the recent promotion of our Vice President of Operations and Product Development and the hiring of a Vice President of Business Development, and Vice President, Service Operations, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than the CEO's offer letter, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our senior management.

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

In the future we may make acquisitions of, or investments in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. We cannot be certain that we would successfully integrate any businesses, technologies or personnel that we might acquire, and any acquisitions might divert our management's attention away from our core business. Any future acquisitions or investments we might make would present risks commonly associated with these types of transactions, including:

    o difficulty in combining the product offerings, operations, or workforce of an acquired business;
    o    potential loss of key personnel of an acquired business;
    o    adverse effects on existing relationships with suppliers and customers;
    o    disruptions of our on-going businesses;
    o difficulties in realizing our potential financial and strategic objectives through the successful integration of the acquired business;
    o difficulty in maintaining uniform standards, controls, procedures and policies;
    o potential negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;
    o risks associated with entering markets in which we have limited previous experience;
    o    potential  negative impact of unanticipated  liabilities or litigation;
         and
    o    the diversion of management attention.

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

The market for intelligent automation products is highly competitive. We believe that the principal competitive factors affecting the market for our products are:

    o    product functionality and reliability;
    o    price;
    o    customer service;
    o delivery, including timeliness, predictability, and reliability of delivery commitment dates; and
    o    product features such as flexibility, programmability, and ease of use.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB), consistent with recent actions of other accounting agencies and entities, issued a proposed statement "Share Based Payment, an Amendment of FASB Statements No. 123 and 95" (proposed FAS 123R) that, if implemented, would require us to record a charge to compensation expense for all option grants. As currently permitted by SFAS No. 123, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) and related interpretations in accounting for our stock option plans and stock purchase plan. Accordingly, we do not recognize compensation cost for stock options granted at fair market value. The FASB's proposal would eliminate our ability to account for stock-based awards using the intrinsic value method prescribed by APB 25 and would instead require that such awards be accounted for using a fair-value based method which would require us to measure the compensation expense for all such awards, including option grants, at fair value at the grant date. The effective date of the proposed statement is for periods beginning after June 15, 2005. It is expected that the final statement will be issued before December 31, 2004. We cannot predict whether the proposed regulations will be adopted, but if adopted these regulations could have an adverse affect on our results of operations.

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

In April 2003, our common stock was delisted from the Nasdaq National Market as a result of our failure to comply with certain quantitative requirements for continued listing. Our common stock trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq. Although trading in our stock was relatively thin and sporadic before the delisting, the liquidity of our common stock has declined and price volatility increased because smaller quantities of shares are bought and sold, transactions may be delayed, and securities analysts' and news media coverage of Adept has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. The delisting and OTC trading could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers, and employees, the loss of institutional investor interest, the availability of fewer business development and other strategic opportunities, and the additional cost of compensating our employees using cash and equity compensation.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 30,510,316 shares of common stock outstanding as of November 12, 2004. In November 2003, we completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. We also entered into registration rights agreements with the investors in the 2003 financing under which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above.

Simultaneous with the completion of the 2003 financing, pursuant to an agreement we had with JDS Uniphase Corporation, or JDSU, JDSU converted its shares of Adept preferred stock (which JDSU had acquired pursuant to an October, 2001 private placement of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock) to acquire 3,074,135 shares of our common stock, equal to approximately 19.9% of our outstanding common stock prior to the 2003 financing, and surrendered its remaining shares of preferred stock to us. The JDSU Agreement provides that JDSU is entitled to certain rights, including piggyback registration rights. In August 2003, we also issued a three-year, $3.0 million subordinated note due June 30, 2006 in favor of our landlord, convertible at any time at the option of the holder into our common stock at a conversion price of $1.00 per share. The resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by us or our management.

We registered with the SEC for resale to the public the shares of common stock sold and the shares of common stock underlying the warrants granted in the 2003 financing, issued to JDSU, and underlying the Tri-Valley convertible note under the Securities Act. Selling security holders included in the registration statement are offering up to an aggregate of 22,740,816 shares of our common stock, 8,555,560 shares of which are not currently outstanding and are subject to warrants or our convertible note.

Additionally, at November 12, 2004, options to purchase approximately 3,093,787 shares of our common stock were outstanding under our stock option plans, and an aggregate of 7,465,597 shares of common stock were issued or reserved for issuance under our stock option plans and employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. SVB also holds a warrant to purchase 100,000 shares of our common stock, with an exercise price of $1.00 per share. The sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

The ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by our shareholders, up to 5,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of Adept without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past. The market price of our common stock will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

    o    fluctuations in operating results;
    o    our liquidity needs and constraints;
    o our restructuring activities and changes in management and other personnel;
    o    the trading of our common stock on the OTC Bulletin Board;
    o the business environment, including the operating results and stock prices of companies in the industries we serve;
    o future announcements concerning our business or that of our competitors or customers;
    o the introduction of new products or changes in product pricing policies by us or our competitors;
    o    litigation regarding proprietary rights or other matters;
    o    change in analysts' earnings estimates;
    o    developments in the financial markets;
    o    general conditions in the intelligent automation industry; and
    o perceived dilution from stock issuances for acquisitions, our 2003 equity financing, the convertible note conversion, the SVB financing warrant, and other transactions.

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

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, that are involved in rapidly changing technology markets are particularly subject to this risk. In addition, we have incurred net operating losses for the last few fiscal years. We may be the target of litigation of this kind in the future. Any securities litigation could result in substantial costs, divert management's attention and resources from our operations, and negatively affect our public image and reputation.

Recent legislation, higher liability insurance costs and other increased costs of being public are likely to impact our future consolidated financial position and results of operations.

Recently there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased as well. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our consolidated operating results.

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

                                            October 2,         Fair
                 (in thousands)                 2004           Value
                                            ----------       ---------
      Cash and cash equivalents             $   5,222        $   5,222
      Average rate....................           0.91%
                                            ----------       ---------

      Total Investment Securities.....      $   5,222        $   5,222
      Average rate....................           0.91%


We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. Our portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and contains what management believes to be a prudent amount of diversification.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended October 2, 2004, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Adept's disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept's periodic SEC filings. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. The overall goals of these evaluation activities are to monitor our disclosure and internal controls and to make modifications as necessary. We intend to maintain these controls, modifying them as circumstances warrant.

During the most recent fiscal quarter, there has not occurred any change in Adept's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Adept's internal control over financial reporting.

As a result of Adept's retention of a new Chief Executive Officer and new Chief Financial Officer, and other changes in its accounting staff, Adept, under the supervision of our CEO and CFO, is currently performing further ongoing evaluations of the activities of past management and company processes, policies and procedures regarding the accuracy of financial information and our financial systems. While we have not identified any material weaknesses in our internal controls that would cause us to deem such internal controls to be ineffective, the company has determined that it had a significant deficiency as of October 2, 2004 insofar as we lacked the expertise to account for standalone software licensing, a new business activity for the Company in the quarter. Accordingly, we are making, and expect to make certain changes in our internal controls, including among other things, actively recruiting additional personnel in our accounting and financial reporting function and potentially upgrading our financial systems. As a result, in future quarters, we may make disclosures regarding changes in internal controls over financial reporting.

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

Adept has in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against us, we believe the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

We held our Annual Meeting of Shareholders on November 4, 2004. All five of the proposals on the ballot at the meeting were approved by the shareholders. The five proposals were as follows:

a) Election of the following five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

                  Robert H. Bucher
                  Ronald E.F. Codd
                  Michael P. Kelly
                  Robert J. Majteles
                  Cary R. Mock

b) Approval of an amendment to our 2003 Stock Option Plan to authorize an additional 1,500,000 shares of common stock for the issuance thereunder on a pre-reverse split basis;

c)   Approval of the 2004 Director Option Plan;

d) Approval of Amendment to the Articles of Incorporation to effect a reverse stock split (to be effective on or before February 28, 2005), at a ratio to be determined by the Board of Directors, within a range from one-for-four to one-for-seven, to reduce the aggregate number of shares of common stock outstanding; and

e) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2005.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

    10.1 2003 Stock Option Plan, as amended (incorporated by reference to Appendix A to Adept's Schedule 14A definitive proxy statement filed on October 8, 2004.

    10.2 Director Stock Option Plan (incorporated by reference to Appendix B to adept's Schedule 14A definitive proxy statement filed on October 8, 2004).

    10.3 Termination letter from Adept Technology, Inc. to Michael Overby, dated October 19, 2004 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2004).

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

                                                ADEPT TECHNOLOGY, INC.

                                        By: /s/ Robert R. Strickland
                                        ----------------------------------------
                                        Robert R. Strickland
                                        Vice President, Finance and
                                        Chief Financial Officer

                                        By: /s/ Robert H. Bucher
                                        ----------------------------------------
                                        Robert H. Bucher
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer



Date: November 16, 2004

                                INDEX TO EXHIBITS


    10.1 2003 Stock Option Plan, as amended (incorporated by reference to Appendix A to Adept's Schedule 14A definitive proxy statement filed on October 8, 2004.

    10.2 Director Stock Option Plan (incorporated by reference to Appendix B to adept's Schedule 14A definitive proxy statement filed on October 8, 2004).

    10.3 Termination letter from Adept Technology, Inc. to Michael Overby, dated October 19, 2004 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 27, 2004).

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