Form 10-Q
period 2005-01-01
ADEPT TECHNOLOGY INC
filed 2005-02-15
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2005

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

YES [_] NO [X ]

The number of shares of the Registrant's common stock outstanding as of February 8, 2005 was 30,536,710.

                             ADEPT TECHNOLOGY, INC.
                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheets
 January 1, 2005 and June 30, 2004..................................................                   3


 Consolidated Statements of Operations
 Three and six months ended January 1, 2005 and December 27, 2003...................                   4


 Consolidated Statements of Cash Flows
 Three and six months ended January 1, 2005 and December 27, 2003...................                   5


 Notes to Consolidated Financial Statements.........................................                   6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations..............................................................                  13

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.................                  35

 Item 4. Controls and Procedures....................................................                  35


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings..........................................................                  37

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............                  37

 Item 3.  Defaults upon Senior Securities...........................................                  37

 Item 4.  Submission of Matters to a Vote of Security Holders.......................                  37

 Item 5.  Other Information.........................................................                  38

 Item 6. Exhibits...................................................................                  39

 Signatures.........................................................................                  40

 Index to Exhibits..................................................................                  41



                                            ADEPT TECHNOLOGY, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                (in thousands)
                                                                                     January 1,     June 30,
                                                                                        2005          2004
                                                                                        ----          ----
                                                                                    (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.................................................     $   4,735      $   4,957
     Accounts receivable, less allowance for doubtful accounts of $1,388 at
          January 1, 2005 and $1,269 at June 30, 2004..........................        10,389         13,385
     Inventories...............................................................         7,676          6,233
     Other current assets......................................................           855            656
                                                                                    ---------      ---------
         Total current assets..................................................        23,655         25,231

Property and equipment at cost.................................................         9,818          9,372
Less accumulated depreciation and amortization.................................         8,408          7,924
                                                                                    ---------      ---------
Property and equipment, net....................................................         1,410          1,448
Goodwill.......................................................................         3,176          3,176
Other intangibles, net.........................................................           325            423
Other assets...................................................................         1,299          1,293
                                                                                    ---------      ---------
         Total assets..........................................................     $  29,865      $  31,571
                                                                                    =========      =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
 Current liabilities:
     Accounts payable..........................................................     $   4,737      $   5,689
     Accrued payroll and related expenses......................................         1,335          1,486
     Accrued warranty expenses.................................................         1,909          2,111
     Deferred revenue..........................................................           306          1,589
     Accrued restructuring expenses............................................            29            191
     Other accrued liabilities.................................................           689            455
                                                                                    ---------      ---------
         Total current liabilities.............................................         9,005         11,521

Long-term liabilities:
     Subordinated convertible note.............................................         3,000          3,000
     Other long-term liabilities...............................................         1,491          1,422

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
     5,000 shares authorized, no shares issued and outstanding at
     January 1, 2005 and June 30, 2004.........................................            --             --

Shareholders' equity:
 Preferred stock, no par value:  5,000 shares authorized, none issued and
     outstanding...............................................................            --             --
 Common stock, no par value:  70,000 shares authorized, 30,533 and 29,910 shares issued and outstanding at January 1, 2005 and June 30, 2004,
     respectively..............................................................       144,045         143,405
 Accumulated deficit:..........................................................      (127,676)       (127,777)
                                                                                    ----------       --------
         Total shareholders' equity ...........................................        16,369         15,628
                                                                                    ---------      ---------
         Total liabilities, redeemable convertible preferred stock and
           shareholders' equity................................................     $  29,865      $  31,571
                                                                                    =========      =========

                                            See accompanying notes

                                                       ADEPT TECHNOLOGY, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)
                                                (in thousands, except per share data)
                                                                                   Three months ended           Six months ended
                                                                                -------------------------    -----------------------
                                                                                January 1,   December 27,    January 1, December 27,
                                                                                   2005          2003          2005          2003
                                                                                 --------      --------      --------      --------
Net revenues ...............................................................     $ 11,785      $ 10,638      $ 23,078      $ 21,285
Cost of revenues ...........................................................        6,458         6,482        12,285        13,300
                                                                                 --------      --------      --------      --------
Gross margin ...............................................................        5,327         4,156        10,793         7,985
Operating expenses:
      Research, development and engineering ................................        1,560         1,753         3,221         3,519
      Selling, general and administrative ..................................        3,806         3,770         7,587         6,955
      Restructuring charge (reversal), net .................................            9          --             (34)         --
      Amortization of intangible assets ....................................           49           107            98           285
                                                                                 --------      --------      --------      --------
Total operating expenses ...................................................        5,424         5,630        10,872        10,759
                                                                                 --------      --------      --------      --------
Operating loss .............................................................          (97)       (1,474)          (79)       (2,774)

Interest expense, net ......................................................          (37)         (131)          (74)         (263)
Foreign currency exchange gain .............................................          200           268           271           306
                                                                                 --------      --------      --------      --------
Income (loss) from continuing operations before income tax .................           66        (1,337)          118        (2,731)
Provision for income tax ...................................................            6             6            17            19
                                                                                 --------      --------      --------      --------
Income (loss) from continuing operations ...................................           60        (1,343)          101        (2,750)
Loss from discontinued operations ..........................................         --            (234)         --             (87)
                                                                                 --------      --------      --------      --------
 Net income (loss) .........................................................     $     60      $ (1,577)     $    101      $ (2,837)
                                                                                 ========      ========      ========      ========

Basic income (loss) per share:
      Continuing operations ................................................     $   0.00      $  (0.06)     $    0.0      $  (0.15)
      Discontinued operations ..............................................     $   0.00      $  (0.01)     $   0.00      $   0.00
                                                                                 --------      --------      --------      --------
      Basic income (loss) per share ........................................     $   0.00      $  (0.07)     $   0.00      $  (0.15)
                                                                                 ========      ========      ========      ========
Diluted income (loss) per share:
      Continuing operations ................................................     $   0.00      $  (0.06)     $    0.0      $  (0.15)
      Discontinued operations ..............................................     $   0.00      $  (0.01)     $    0.0      $   0.00
                                                                                 --------      --------      --------      --------
      Diluted income (loss) per share ......................................     $   0.00      $  (0.07)     $    0.0      $  (0.15)
                                                                                 ========      ========      ========      ========
Number of shares used in computing basic per share amounts from:
      Continuing operations ................................................       30,367        21,794        30,153        18,594
      Discontinued operations ..............................................       30,367        21,794        30,153        18,594
Number of shares used in computing diluted per share amounts from:
      Continuing operations ................................................       31,045        21,794        30,153        18,594
      Discontinued operations ..............................................       31,045        21,794        30,153        18,594

                                                       See accompanying notes

                                                       ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                                             Six months ended
                                                                                                       -----------------------------
        `                                                                                              January 1,       December 27,
                                                                                                          2005             2003
                                                                                                        --------         --------
                                                                                                       (unaudited)      (unaudited)
Operating activities
 Net income (loss) from continuing operations ..................................................        $    101         $ (2,837)
 Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation ..............................................................................             484            1,019
     Amortization of intangibles ...............................................................              98              356
     Loss on disposal of property and equipment ................................................            --                 56
     Changes in operating assets and liabilities:
       Accounts receivable, net ................................................................           2,996           (1,637)
       Inventories, net ........................................................................          (1,443)          (1,095)
       Other current assets ....................................................................            (199)            (377)
       Other assets ............................................................................              (6)             261
       Accounts payable ........................................................................            (952)             598
       Other accrued liabilities ...............................................................          (1,543)            (199)
       Accrued restructuring expenses ..........................................................             (21)            (467)
       Other long term liabilities .............................................................              69           (1,078)
                                                                                                        --------         --------
     Net cash (used in) operating activities from continuing operations ........................            (416)          (5,400)
                                                                                                        --------         --------
     Net cash (used in) discontinued operations ................................................            --               --
                                                                                                        --------         --------
     Net cash (used in) operating activities ...................................................            (416)          (5,400)
                                                                                                        --------         --------

Investing activities
     Purchase of property and equipment ........................................................            (446)            (137)
     Purchase of short-term available-for-sale investments .....................................            --             (1,900)
                                                                                                        --------         --------
    Net cash (used in) investing activities ....................................................            (446)          (2,037)
                                                                                                        --------         --------

Financing activities
     Net proceeds from issuance of common stock ................................................            --              9,355
     Net increase in short-term borrowings .....................................................            --                935
     Proceeds from employee stock incentive program and employee stock purchase plan ...........             640               24
                                                                                                        --------         --------
     Net cash provided by financing activities .................................................             640           10,314
                                                                                                        --------         --------

Increase (decrease) in cash and cash equivalents ...............................................            (222)           2,877
Cash and cash equivalents, beginning of period .................................................           4,957            3,234
                                                                                                        --------         --------
Cash and cash equivalents, end of period .......................................................        $  4,735         $  6,111
                                                                                                        ========         ========
Cash paid during the period for:
     Interest ..................................................................................        $     92         $    177
     Taxes .....................................................................................        $     17         $     22

Supplemental disclosure of non-cash financing activities
     Conversion of redeemable convertible preferred stock into common stock ....................        $   --           $ 25,000

                                                       See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of January 1, 2005 and December 27, 2003, and for the interim periods then ended, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in Adept Technology, Inc.'s ("Adept" or the "Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.

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

2.       Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would be as follows:

                                                                           Three months ended                Six months ended
                                                                      ---------------------------      ---------------------------
                                                                      January 1,     December 27,      January 1,     December 27,
                 (in thousands)                                          2005             2003            2005            2003
                                                                      ----------        -------         -------         -------
Net income (loss), as reported ....................................   $       60        $(1,577)        $   101         $(2,837)
Add:  Stock-based employee compensation
    expense included in the determination of net
    income (loss), as reported ....................................         --             --              --              --
 Deduct:  Total stock-based employee
   compensation expense determined under the
   fair value method for all awards, net
   of related tax effects .........................................         (222)           (71)           (453)           (447)
                                                                      ----------        -------         -------         -------
 Pro forma net loss ...............................................   $     (162)       $(1,648)        $  (352)        $(3,284)
                                                                      ==========        =======         =======         =======

 Basic and diluted loss per common share:
    As reported ...................................................   $     0.00        $ (0.07)        $  0.00         $ (0.15)
                                                                      ==========        =======         =======         =======
    Pro forma .....................................................   $    (0.01)       $ (0.08)        $ (0.01)        $ (0.18)
                                                                      ==========        =======         =======         =======

3.       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of commercial paper and tax exempt municipal bonds with maturities between three and 12 months, as well as market auction rate preferred stock and auction rate notes with maturities of 12 months or less. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At January 1, 2005, the Company held no short-term investments.

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

                                                      (in thousands)
                                               January 1,         June 30,
                                                 2005               2004
                                                 ----               ----

    Raw materials ......................        $2,509           $1,694

    Work-in-process ....................         1,429            2,005
    Finished goods .....................         3,738            2,534
                                                ------           ------
                                                $7,676           $6,233
                                                ======           ======


5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                         (in thousands)
                                                      January 1,   June 30,
                                                         2005        2004
                                                       -------     -------

     Machinery and equipment ......................    $ 2,645     $ 2,306
     Computer equipment ...........................      5,116       5,020
     Office furniture and equipment ...............      2,057       2,046
                                                       -------     -------
                                                         9,818       9,372
     Accumulated depreciation and amortization ....     (8,408)     (7,924)
                                                       -------     -------

     Net property and equipment ...................    $ 1,410     $ 1,448
                                                       =======     =======

6.       Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next three successive fiscal years related to the intangible assets subject to amortization.

                                                        (in thousands)
                                                    As of January 1, 2005
                                            ------------------------------------
                                             Gross                        Net
                                            Carrying    Accumulated     Carrying
      Amortizable intangible assets          Amount     Amortization     Amount
      -----------------------------          ------     ------------     ------
Developed technology ..................     $ 2,389        $(2,064)      $   325
Non-compete agreements ................         380           (380)            0
                                            -------        -------       -------
   Total ..............................     $ 2,769        $(2,444)      $   325
                                            =======        =======       =======

The aggregate amortization expense for the six months ended January 1, 2005 totaled $98,000, and the estimated amortization expense for the next three years is as follows:

                                                             (in thousands)
                                                                 Amount


         Remaining for fiscal year 2005 .................        $ 97
         For fiscal year 2006 ...........................         195
         For fiscal year 2007 ...........................          33
                                                                 ----
                                                                 $325
                                                                 ====

7.       Warranties

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

Changes in the Company's warranty liability are as follows:

                                                            (in thousands)
                                                          Six months ended
                                                     ---------------------------
                                                     January 1,     December 27,
                                                        2005           2003
                                                      -------        -------

Balance at beginning of period .................      $ 2,111        $ 1,833
Warranties issued ..............................          551            787
Change in estimated warranty provision .........         (264)           (50)
Warranty claims ................................         (489)          (453)
                                                      -------        -------

Balance at end of period .......................      $ 1,909        $ 2,117
                                                      =======        =======

8.       Accrued Restructuring Expenses

The following table summarizes the Company's accrued restructuring expenses:

                                                                                  (in thousands)
                                                                Additional                 Additional
                                                                 Charges/      Amounts      Charges/     Amounts
                                                     Balance   (Reversals)      Paid      (Reversals)     Paid         Balance
                                                     June 30,    Q1 Fiscal    Q1 Fiscal    Q2 Fiscal    Q2 Fiscal    January 1,
                                                      2004         2005          2005         2005         2005         2005
                                                      ----         ----          ----         ----         ----         ----
Employee severance costs ......................       $ 69         $  7          $ 76         $  0         $  0         $  0
Lease commitments .............................        122          (50)           22            9           30           29
                                                      ----         ----          ----         ----         ----         ----

  Total .......................................       $191         $(43)         $ 98         $  9         $ 30         $ 29
                                                      ====         ====          ====         ====         ====         ====

During the quarter ended January 1, 2005, the Company was able to complete the restructuring of leases of formerly occupied facilities in Detroit, Michigan, Santa Barbara, California and Southbury, Connecticut which resulted in a $21,000 reduction in the restructuring reserve. The balance at January 1, 2005 is comprised entirely of scheduled obligations that are expected to be paid over the next two quarters against non-cancelable lease commitments.

9.       Discontinued Operations

During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. Adept fully disposed of the Solutions business segment and has no continuing interest and accordingly, the Solutions business segment was accounted for as a discontinued operation. The results of operations of the Solutions business segment have been removed from Adept's continuing operations for all periods presented and classified as a separate line item in the accompanying consolidated statements of operations as discontinued operations.

10.      Legal Proceedings

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

11.      Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the six months ended January 1, 2005, the Company recorded a provision for income taxes from continuing operations of $17,000 for domestic and international tax liabilities.

12.      Income (loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and six months ended December 27, 2003, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive to the net loss.

                                                                     ----------------------------       ----------------------------
                                                                          Three months ended                  Six months ended
                                                                     ----------------------------       ----------------------------
                                                                      January 1,     December 27,       January 1,      December 27,
                       (in thousands)                                   2005              2003             2005             2003
                                                                     ----------       ----------        ----------       ----------
 Income (loss) from continuing operations ....................       $       60       $   (1,343)       $      101       $   (2,750)

 Income from discontinued operations .........................       $                $     (234)       $     --         $      (87)
                                                                     ----------       ----------        ----------       ----------
 Net Income (loss) ...........................................       $       60       $   (1,577)       $      101       $   (2,837)
                                                                     ==========       ==========        ==========       ==========

Basic:
   Weighted average number of shares used in
      computing basic per share amounts from
      continuing and discontinued operations: ................           30,367           21,794            30,153           18,594
                                                                     ==========       ==========        ==========       ==========

 Income (loss) per share from:
      continuing operations ..................................       $     0.00       $    (0.06)       $     0.00       $    (0.15)
      discontinued operations ................................       $     0.00       $    (0.01)       $     0.00       $     0.00
                                                                     ----------       ----------        ----------       ----------
  Basic net income (loss) per share ..........................       $     0.00       $    (0.07)       $     0.00       $    (0.15)
                                                                     ==========       ==========        ==========       ==========

Diluted:
   Weighted average  number of common shares used in
      computing  basic net income
      (loss) per share from
      continuing and discontinued operations: ................           30,367           21,794            30,153           18,594
   Add: Weighted average number of dilutive potential
            Common stock .....................................              678             --                --               --
                                                                     ----------       ----------        ----------       ----------
   Weighted average number of common shares used
      in computing diluted net loss per share from
      continuing and discontinued operations: ................           31,045           21,794            30,153           18,594
                                                                     ==========       ==========        ==========       ==========

   Income (loss) per share from:
      continuing operations ..................................       $     0.00       $    (0.06)       $     0.00       $    (0.15)
      discontinued operations ................................       $     0.00       $    (0.01)       $     0.00       $     0.00
                                                                     ----------       ----------        ----------       ----------
  Diluted net income (loss) per share ........................       $     0.00       $    (0.07)       $     0.00       $    (0.15)
                                                                     ==========       ==========        ==========       ==========

13.      Segment Information

Adept's business is focused towards delivering intelligent flexible production automation products, components and services for assembly and material handling applications under two categories: (1) Components and (2) Services and Support.

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

Management does not fully allocate research, development and engineering expenses and selling, general and administrative expenses when making capital spending and expense funding decisions or assessing segment performance. There is no inter-segment revenue recognized. Transfers of materials or labor between segments are recorded at cost.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

                                                 Three months ended                Six months ended
                                             ---------------------------      ---------------------------
                                             January 1,     December 27,      January 1,     December 27,
           (in thousands)                      2005             2003             2005             2003
                                             --------         --------         --------         --------
Revenue:
Components ..........................        $  8,426         $  7,265         $ 16,345         $ 14,727
Services and Support ................           3,359            3,373            6,733            6,558
                                             --------         --------         --------         --------
Total revenue .......................        $ 11,785         $ 10,638         $ 23,078         $ 21,285
                                             ========         ========         ========         ========

Operating income (loss):
Components ..........................        $  1,537         $   (263)        $  3,179         $     35
Services and Support ................             400              476            1,155         $    712
                                             --------         --------         --------         --------
Segment profit (loss) ...............           1,937              213            4,334              747
Unallocated research, development
  and engineering and selling,
  general and administrative ........          (1,976)          (1,580)          (4,349)          (3,236)
Restructuring charges (reversal), net               9             --                (34)            --
Amortization of intangible assets ...             (49)            (107)             (98)            (285)
Interest income .....................               9               25               18               44
Interest expense ....................             (46)            (156)             (92)            (307)
Foreign currency gain ...............             200              268              271              306
                                             --------         --------         --------         --------

Income (loss) from continuing
  operations before income taxes ....        $     66         $ (1,337)        $    118         $ (2,731)
                                             ========         ========         ========         ========

14.      Comprehensive Income

For the three and six months ended January 1, 2005 and December 27, 2003, there were no significant differences between the Company's comprehensive income or loss and its net income or loss.

15.      Equity

During the six months ended January 1, 2005, 506,986 shares of common stock were issued upon the exercise of options under the Company's stock option plans, and 116,473 shares of common stock were issued under the Company's employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in
February  and  August.   Total  shares  outstanding  at  January  1,  2005  were
30,533,398.

16.      Foreign Currency Translation

The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $37,000 and $44,000 for the three and six months ended January 1, 2005 respectively, and $122,000 and $59,000 for the three and six months ended December 27, 2003 respectively. Foreign currency transaction gains (losses) were $200,000 and $271,000 for the three and six months ended January 1, 2005 respectively, and $268,000 and $306,000 for the three and six months ended December 27, 2003 respectively.

17.      Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows.

Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R will be effective for Adept for the quarter ending October 1, 2005. Adept is currently evaluating option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options. Current estimates of option values using the Black Scholes method may not be indicative of results from the final methodology adopted by the Company for reporting under Statement 123R guidelines.

Statement 151, Inventory Cost, an amendment to ARB No 43, Chapter 4, was issued by the FASB in November, 2004. The pronouncement clarifies that abnormal amounts of idle facility exposure, freight, handling costs and wasted materials (spoilage) be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity and cost of the production facilities. Statement 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high quality accounting standards. Statement 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company believes that Adept is currently following the practices mandated in Statement 151, and as a result, the Company does not anticipate that the adoption of Statement 151 will have a significant impact on the results of operations.

18.      Subsequent Event

The Board of Directors approved a one-for-five reverse stock split of the Company's common and preferred stock, to be effective on February 25, 2005. Adept shareholders had authorized a reverse stock split at a ratio of between 1:4 and 1:7 at the Annual Shareholders meeting held on November 4, 2004, with the final ratio to be decided upon by the Board of Directors. As the effective date of the reverse stock split is subsequent to the filing of this Form 10-Q, these condensed consolidated financial statements have not been adjusted to reflect the reverse stock split.

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

In some cases, you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this quarterly report on Form 10-Q in greater detail under the heading "Factors Affecting Future Operating Results." Also, these statements represent our estimates and assumptions only as of the date of this report.

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

                                    OVERVIEW

We provide intelligent flexible production automation products, components and services to our customers in many industries including the electronics/communications, automotive, appliance, food and pharmaceuticals, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customers' increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold or licensed separately, though we intend to market and sell software licenses on a standalone basis in the foreseeable future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the first self-contained SCARA (Selective Compliance Assembly Robot Arm) robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor. We believe this SCARA technology has had and will continue to have, a significant positive impact on our gross margins during fiscal 2005 and beyond, as discussed in "Results of Operations-Gross Margin" below.

International sales generally comprise between 45% and 75% of our total revenues for any given quarter, and represented approximately 63% of our total revenues for the quarter ended January 1, 2005.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three- and six-month periods ended January 1, 2005. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended January 1, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.

Critical Accounting Policies

Management's discussion and analysis of Adept's financial condition and results of operations are based upon Adept's consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring expenses, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

     o   revenue recognition;
     o   allowance for doubtful accounts;
     o   inventories;
     o   warranties;
     o   deferred tax valuation allowance; and
     o   foreign currency exchange gain (loss).

Revenue Recognition. We recognize product revenue in accordance with Staff Accounting Bulletin 104, ("SAB 104"), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. If a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date, we account for the price as not being fixed and determinable. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. Generally, Adept does not have multi-element arrangements.

We recognize software revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when

(i) persuasive  evidence of an arrangement  exists,  (ii) delivery has occurred,
(iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service revenue includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades, and sales of remanufactured products. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on revenue recognition policy for the products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

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

Our policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, we evaluate the credit worthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional allowance percentage.

Inventories. Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. We perform a detailed assessment of inventory at each balance sheet date, which includes, among other factors, a review of component demand requirements, product lifecycle and product development plans, and quality issues. As a result of this assessment, we write down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated liquidation value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Warranties. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Deferred Tax Valuation Allowance. We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we have a net deferred tax asset and determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax assets would be charged to income in the period that such determination was made.

Foreign Currency Exchange Gain (Loss). The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period.


Results of Operations

Three Months and Six Months Ended January 1, 2005 as compared to Three and Six Months Ended December 27, 2003.

Net revenues. Net revenues increased by 10.8% to $11.8 million for three months ended January 1, 2005 as compared to $10.6 million for three months ended December 27, 2003. Net revenues for the six months ended January 1, 2005 were $23.1 million, an increase of 8.4% from net revenues of $21.3 million for the six months ended December 27, 2003. The increase in revenues was attributable primarily to increased sales in our components segment, although our services and support segment showed modest growth as well. Components revenues increased 16% to $8.4 million for the three months ended January 1, 2005 from $7.3 million for the three months ended December 27, 2003. Components revenues increased 11% to $16.3 million for the six months ended January 1, 2005 compared to $14.7 million in revenues for the six months ended December 27, 2003. The increases were attributable to increased sales of our advanced line of Cobra robots and a significant software license sale in the first quarter of fiscal 2005. Services and Support revenues were $3.4 million for the three months ended January 1, 2005, which was unchanged from the three months ended December 27, 2003. Services and Support revenues increased 2.7% to $6.7 million for the six months ended January 1, 2005, from $6.5 million for the six months ended December 27, 2003. The increase was primarily in revenues from remanufactured robots.

Our domestic sales were $4.4 million for the three months ended January 1, 2005 compared to $5.7 million for the three months ended December 27, 2003, a decrease of 24%. Our domestic sales totaled $7.6 million for the six months ended January 1, 2005, compared with $11.0 million for the six months ended December 27, 2003, a decrease of 31%. Our international sales were $7.4 million for the three months ended January 1, 2005 compared to $4.9 million for the comparable period in fiscal 2004, an increase of 51%. Our international sales totaled $15.5 million for the six months ended January 1, 2005, compared with $10.3 million for the six months ended December 27, 2003, an increase of 51%. The increase in revenues from international sales is primarily attributable to strong sales to automotive and consumer electronics applications in Europe, aided by the favorable exchange rate between the Euro and the U.S. Dollar. In addition, sales in Asia increased by $1.2 million or 117% to $2.3 million for the six months ended January 1, 2005 as compared with the same period of the prior year.

Gross Margin. Gross margin as a percentage of net revenues was 45.2% for the three months ended January 1, 2005 compared to 39.1% for three months ended December 27, 2003. The improvement in gross margin was primarily driven by the lower cost structure and improved competitive positioning of our advanced line of Adept Cobra robots and Smart Controller-based products. We also benefited from improved utilization of our manufacturing capacity and improvements in our inventory and materials management. Gross margin as a percentage of net revenues was 46.8% for the six months ended January 1, 2005 compared to 37.5% for the six months ended December 27, 2003. The improvement in gross margin for the six month period reflects both the aforementioned impacts, as well as the positive impact of a vision software license sale, which had minimal associated cost of revenues. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We expect gross margins to be in the mid-40% range through the remainder of fiscal 2005 due to the reduction in our fixed overhead costs, the completion of continuing cost improvement programs including further subassembly outsourcing, and the introduction and sale of higher margin products. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software license sales.

Research, Development and Engineering Expenses. Research, development and engineering expenses associated with continuing operations decreased by 11.0% to $1.6 million, or 13.2% of net revenues for the three months ended January 1, 2005, from $1.8 million, or 16.5% of net revenues for three months ended December 27, 2003. Research, development and engineering expenses decreased by 8.5% to $3.2 million, or 14.0% of net revenues, for the six months ended January 1, 2005 from $3.5 million, or 16.5% of net revenues, for the six months ended December 27, 2003. The decreases are primarily the result of fewer expensed prototypes and reduced on-site engineering activities associated with customer installations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million, or 32.4% of net revenues, for the three months ended January 1, 2005, an increase of $36,000 or 1.0 % over the three months ended December 27, 2003. Selling, general and administrative expenses were $7.6 million, or 32.7% of net revenues, for the six months ended January 1, 2005, as compared with $7.0 million, which was also 32.7% of net revenues, for the six months ended December 27, 2003. The increase reflected increases in sales and marketing expenditures to secure new business in consumer electronic and telecommunications product markets, as well as increased staffing levels in customer service to expand our reach in Europe and China.

Intangible Assets Amortization. Intangibles amortization was $49,000 for three months ended January 1, 2005 compared to $107,000 for three months ended December 27, 2003. Intangibles amortization was $98,000 for the six months ended January 1, 2005 compared to $285,000 for the six months ended December 27, 2003. The amortization has declined because certain of the intangible assets have now been fully amortized.

Interest Expense, Net. Interest expense, net of interest income, was $37,000 for the three months ended January 1, 2005 compared to $131,000 for the three months ended December 27, 2003. Net interest expense for the six months ended January 1, 2005 was $74,000 compared to $263,000 for six months ended December 27, 2003. Interest expense for the three and six month periods ended January 1, 2005 and December 27, 2003 included interest expense accrued on a $3.0 million convertible note, which bears a 6% fixed interest rate. In addition, interest expense for the three and six months ended December 27, 2003 includes charges incurred on advances received under an accounts receivable purchase facility and a promissory note, both of which have since been repaid.

Foreign Currency Exchange Gain. Foreign currency exchange gain was $200,000 for the three months ended January 1, 2005 compared to $268,000 for the three months ended December 27, 2003. Foreign currency exchange gain for the six months ended January 1, 2005 was $271,000 compared to $306,000 for six months ended December 27, 2003. These foreign currency exchange gains resulted primarily from our sales activity in Europe and the strengthening of the Euro versus the U.S. Dollar during the first half of fiscal 2005 and 2004. Historically we have included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning this quarter we have classified them as a separate line item in the income statement.

Provision for Income Taxes. Our effective tax rate was 14% for the six months ended January 1, 2005 as compared to an effective tax rate of less than 1% for the six months ended December 27, 2003. In both periods we recorded a tax provision related to our state franchise taxes and a provision related to our Singapore subsidiary tax.

Liquidity and Capital Resources

Cash and Cash  Equivalents.  Cash and cash equivalents  decreased  $222,000 from
June 30, 2004. Net cash used by operating activities of $416,000 was attributable to an increase in inventory of $1.4 million and decreases in accounts payable and other current liabilities of $2.5 million, partially offset by a decrease in accounts receivable of $3.0 million. The inventory increase was the result of a program to improve customer order lead times by maintaining standard robot components in stock, as well as increased parts inventory to support expansion of the remanufacturing and service business. The decline in accounts receivable resulted from significant collection of past due receivables. Other items affecting the operating cash flows were net income of $101,000 and non-cash charges including depreciation and amortization of $582,000

Cash used in investing activities of $446,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software, and includes investment in our Dortmund, Germany facility to begin carrying out final assembly and test operations.

Cash provided by financing activities of $640,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of January 1, 2005, we had an aggregate cash balance of $4.7 million, and a short term receivables financing credit facility of up to $4.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash balance to be between $4.0 and $6.0 million as of April 2, 2005, the end of our third fiscal quarter. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2005, and (iii) that funds remain available under our existing credit facility or a new credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

On April 22, 2004, we executed an Amendment to Loan Documents with Silicon Valley Bank ("SVB") pursuant to which we entered into a loan and security agreement with SVB (the "Loan and Security Agreement") that amends and restates our prior Accounts Receivable Purchase Agreement with SVB. Under the terms of the Loan and Security Agreement, we may borrow amounts under the credit facility not to exceed the lesser of $4.0 million or the sum of 80% of our eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion. The aggregate of overadvance loans may not exceed the lesser of $0.5 million or 30% of the amount of our eligible accounts receivable. Excluding any overadvance amounts, our actual borrowing base as of January 1, 2005 would have permitted us to borrow approximately $2.5 million against this line. In connection with the Loan and Security Agreement, we granted to SVB a security interest in substantially all of our assets. Interest is payable on loans at a rate equal to the prime rate as announced from time to time by SVB ("Prime Rate"), plus 1.75% per annum, and adjusts on each date there is a change in the Prime Rate, provided that the rate in effect on any given date will not be less than 5.75% per annum. We paid a one-time loan fee of $30,000 upon entering the Loan and Security Agreement, and must make quarterly payments for any unused available loan amounts at a rate of 0.25% per annum.

The Loan and Security Agreement includes certain financial and other covenants with which we must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $9.5 million, plus 50% of all consideration we may receive for any equity securities and subordinated debt we issue subsequent to the date of the Loan and Security Agreement, plus 50% of our net income in each fiscal quarter ending after the date of the agreement. Once an increase in our minimum tangible net worth takes effect, it remains in effect thereafter, and does not decrease. The minimum tangible net worth requirement at January 1, 2005 was $10.2 million, and we were in compliance with this and other covenants of the Loan and Security Agreement as of that date. The Loan and Security Agreement will expire on April 22, 2005, at which time Adept intends to seek to renew the credit facility or seek alternative credit arrangements to maintain an external source of funds.

Total long term debt and operating lease obligations at January 1, 2005 were $12.4 million, which consists of $9.4 million in operating lease obligations and $3.0 million in long-term debt in the form of a convertible subordinated note. A summary of our long-term debt and operating lease obligations as of January 1, 2005 follows:


                                                           Less Than                                      More than 5
                                             Total           1 Year        1-3 Years       3-5 Years         Years
                                         ------------    ------------    ------------    ------------    ------------
Operating lease obligations........       $     9,447     $       999     $     3,354     $     2,651     $     2,443
Long-term debt.....................             3,000               -           3,000               -               -
                                         ------------    ------------    ------------    ------------    ------------
Total long-term debt and
   Operating lease obligations.....       $    12,447     $       999     $     6,354     $     2,651     $     2,443
                                          ===========     ===========     ===========     ===========     ===========


New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows.

Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R will be effective for Adept for the quarter ending October 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under Statement 123R guidelines.

Statement 151, Inventory Cost, an amendment to ARB No 43, Chapter 4, was issued by the FASB in November, 2004. The pronouncement clarifies that abnormal amounts of idle facility exposure, freight, handling costs and wasted materials (spoilage) be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of production facilities. Statement 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high quality accounting standards. Statement 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. We believe that we are currently following the practices mandated in Statement 151, and as a result, we do not anticipate that the adoption of Statement 151 will have a significant impact on the results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

Our operating results fluctuate from quarter to quarter due to factors which are difficult to forecast, are often out of our control and which can be extremely volatile.

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

     o   our limited cash resources;
     o   our ability to effectively manage our working capital;
     o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;
     o changes or reductions in demand in the electronics/communications, automotive, food, or semiconductor industries and other markets we serve;
     o a change in market acceptance of our products or a shift in demand for our products;
     o   new product introductions by us or by our competitors;
     o changes in product mix and pricing by us, our suppliers or our competitors;
     o pricing and related availability of components and raw materials for our products;
     o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;
     o our failure to anticipate the changing product requirements of our customers;
     o   changes in the mix of sales by distribution channel;
     o   exchange rate fluctuations;
     o   seasonal fluctuations in demand and our associated revenue;
     o   extraordinary events such as litigation or acquisitions;
     o decline or slower than expected growth in those industries requiring precision assembly automation; and
     o slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of the variance in gross margins. The mix of products we sell, particularly with respect to the volume of lower margin hardware products (such as mechanical subsystems purchased from third party vendors), and higher margin software products. Other factors that impact gross margins include:

     o the average selling prices of products we sell including changes in the average discounts offered;
     o the costs to manufacture, service and support our products and enhancements;
     o   the costs to customize our systems;
     o the volume of products produced and associated production volume variances, if any, generated;
     o   our efforts to enter new markets; and
     o certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

We generally recognize product revenues upon shipment or, for certain international sales, upon receipt and acceptance by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

Our indirect costs, production capacity and operating expenses are largely fixed in the short run. Continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our operating results for the period could be materially adversely affected.

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

A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components.

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

The long sales cycle, customer evaluation process, and implementation period of our products may increase the costs of obtaining orders and reduce the predictability of our earnings.

Our products are technologically complex. Prospective customers generally must commit significant resources to test and evaluate our products and to install and integrate them into larger systems. Orders expected in one quarter may shift to another quarter or be cancelled with little advance notice as a result of the customers' budgetary constraints, internal acceptance reviews, and other factors affecting the timing of customers' purchase decisions. In addition, customers often require a significant number of product presentations and demonstrations, in some instances evaluating equipment on site, before reaching a sufficient level of confidence in the product's performance and compatibility with the customer's requirements to place an order. As a result, our sales process is often subject to delays associated with lengthy evaluation and approvals that typically accompany capital expenditure approval processes. The sales cycles of our products often last for many months or even years. In addition, the time required for our customers to incorporate our products into their systems can vary significantly with the needs of our customers and generally exceeds several months, which further complicates our planning processes and reduces the predictability of our operating results. Longer sales cycles require us to invest significant resources in attempting to make sales, which may not be realized in the near term and therefore may delay or prevent the generation of revenue. In addition, should our financial condition deteriorate, prospective customers may be reluctant to purchase our products, which would have an adverse effect on our revenue.

Sales of our products depend on the capital spending patterns of our customers, which tend to be cyclical; we have experienced reduced demand in some of the industries in which we operate, which has and may continue to adversely affect our revenue and we may not be able to quickly ramp up if demand significantly increases.

Intelligent automation systems using our products can range in price from $8,500 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronic/communications and food and pharmaceuticals industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business.

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made additional cost reductions in fiscal 2003 and 2004 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

We have significant dependence on outsourced manufacturing capabilities and single source suppliers. If we experience disruptions in the supply of one or more key components, we may be unable to meet product demand and we may lose customers and suffer decreased revenue.

We obtain many key components and materials and some significant mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our increased reliance on outsourced manufacturing and other capabilities, and particularly our reliance on sole or single source suppliers, involves certain significant risks including:

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

We do not have contracts with certain of our sole or single source suppliers. If any one of our suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. We have limited control over the quality of certain manufactured products and their acceptance by our customers. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. Any quality issues could result in customer dissatisfaction, lost sales, and increased warranty costs. In addition, some of the components that we use in our products are in short supply. We have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of such product line. Problems of this nature with our suppliers may occur in the future.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, our external auditors recently identified a "material weakness" in the course of their review of this quarterly report which means that they believed that there was "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." Although we believe we have strengthened our internal controls to address the matter that gave rise to the "material weakness," we seek to continue improving our internal controls. To prepare for compliance with Section 404, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, if necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. In the future, our independent auditors must evaluate management's assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render the required attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Proposed regulations related to equity compensation could adversely affect our results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R will be effective for Adept for the quarter ending October 1, 2005. Adept is currently evaluating option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from the final methodology adopted by the Company for reporting under Statement 123R guidelines, and recognition of compensation costs for stock options granted at fair market value could adversely affect our results of operations.

We have limited cash resources, and the possibility of future operating losses, negative cash flow and debt obligations could impair our operations and revenue-generating activities and adversely affect our results of operations.

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances, although this portion is estimated at less than $500,000. As of January 1, 2005, we had an aggregate cash balance of $4.7 million, and a short term receivables financing credit facility of up to $4.0 million, under which no amounts were outstanding. We currently depend on funds generated from operating activities plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will experience continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2005,
(iii) that funds remain available under our existing credit facility or a new credit facility.

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

We do not generally have long-term contracts with our customers, and our order bookings and backlog cannot be relied upon as a future indicator of sales .

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

We have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future, and our restructuring efforts may negatively impact our business.

The intelligent automation industry is subject to rapid change. We have responded to increased changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure Adept and our businesses to meet competitive pressures and customer needs, we cannot assure that we will be successful in continuing to implement these restructuring activities or that the reductions in workforce and other cost-cutting measures will not harm our business operations and prospects. Our inability to structure our operations based on evolving market conditions could negatively impact our business. We also cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and adverse impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

We market and sell our products primarily through an indirect channel comprised of third party resellers, and are subject to certain risks associated with this method of product marketing and distribution.

We believe that our ability to sell products to system integrators and OEMs will continue to be important to our success. However, our relationships with system integrators and OEMs are generally not exclusive, and some of our system integrators and OEMs may expend a significant amount of effort or give higher priority to selling products of our competitors. In the future, any of our system integrators or our OEMs may discontinue their relationships with us or form additional competing arrangements with our competitors. The loss of, or a significant reduction in revenue from, system integrators or OEMs to which we sell a significant amount of our product could negatively impact our business, financial condition or results of operations.

We cannot control the procurement, either with respect to the timing or amount of orders placed, by our resellers. We also cannot control the sales or marketing efforts of the systems integrators and OEMs who sell our products, which may result in lower revenue if they do not successfully market and sell our products or choose instead to promote competing products.

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

We may incur credit risk related losses because many of the resellers we sell to are small operations with limited financial resources.

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

International sales from continuing operations were $15.5 million for the six months ended January 1, 2005, $22.7 million for the fiscal year ended June 30, 2004, $17.1 million for the fiscal year ended June 30, 2003, and $31.8 million for the fiscal year ended June 30, 2002. This represented 67.1%, 46.1%, 44.8%, and 64.1% of net revenue for the respective periods. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. The decline in value of the U.S. Dollar to the Euro has resulted in currency exchange gain and future fluctuations may result in significant gains or losses. To maintain a competitive price for our products in Europe, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe. Continued change in the values of European currencies or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

We operate in several geo-political regions where the legal system tends to be pro-labor. If we become subject to unfair hiring or termination claims, we could be prevented from hiring needed personnel, incur liability for damages and/or incur substantial costs in defending ourselves.

Companies in our industry whose employees accept positions with competitors frequently claim that these competitors have engaged in unfair hiring practices or that the employment of these persons would involve the disclosure or use of trade secrets. These claims could prevent us from hiring personnel or cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. We may also experience actions against us for employment terminations which are perceived to be unjustified. Although to date we have not experienced any material claims, defending ourselves from these claims could divert the attention of our management away from our operations.

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

The hardware products we sell in the European Union are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

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

Risks Related to Our Industry

The market for intelligent automation products is intensely competitive, which may make it difficult to manage and grow our business or to maintain or enhance our profitability.

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

We believe that other principal competitive factors affecting the market for our products are:

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

Risks Related to our Stock

Our common stock trades on the OTC Bulletin Board, which may negatively impact the trading activity and price of our common stock.

Our common stock trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq and other listed exchanges. Trading in our stock has been relatively thin with increased price volatility because smaller quantities of shares are bought and sold, transactions may take longer to complete, and securities analysts' and news media coverage of Adept has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. We have announced a 1-for-5 reverse stock split which will become effective February 25, 2005, and this could further reduce liquidity. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. Our stock's OTC status could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers, and employees, the lack of institutional investor interest, the availability of fewer business development and other strategic opportunities, and the additional cost of compensating our employees using cash and equity compensation.

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 30,536,710 shares of common stock outstanding as of February 8, 2005. In November 2003, we completed a private placement of an aggregate of approximately 11.1 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 5.6 million shares of common stock at an exercise price of $1.25 per share, with certain proportionate anti-dilution protections. We also entered into registration rights agreements with the investors in the 2003 financing under which we agreed to register for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, with such number of shares subject to adjustment as described above.

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

Additionally, at February 8, 2005, options to purchase approximately 3,017,791 shares of our common stock were outstanding under our stock option plans, and an aggregate of 5,845,110 shares of common stock were issued or reserved for issuance under our stock option plans and employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. SVB also holds a warrant to purchase 100,000 shares of our common stock, with an exercise price of $1.00 per share. The sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

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

                                               January 1,      Fair
                    (in thousands)                2005        Value
                    --------------                ----        -----
         Cash and cash equivalents ........   $   4,735    $   4,735
         Average rate .....................        0.87%        0.87%

            Total Investment Securities ...   $    --      $    --
         Average rate .....................        --           --

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


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended January 1, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 1, 2005, our disclosure controls and procedures designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, particularly during the period in which this report was being prepared, were not effective in light of the material weakness described below.


Our audit committee was advised by Ernst & Young LLP, our independent auditors, that during their performance of review procedures related to our unaudited interim financial statements for the quarter ended January 1, 2005 they identified a "material weakness" in our internal controls over financial reporting as defined in Public Company Accounting Oversight Board ("PCAOB") Standard No. 2. As defined by the PCAOB, a material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." The material weakness related to a failure to correctly apply FAS 52 to currency-related transactions. An entry to correct the error was subsequently recorded and is included in our unaudited interim financial statements for the quarter ended January 1, 2005, enabling timely reporting of our quarterly results. We are in the process of strengthening our internal control procedures to ensure all aspects of our financial reporting process, including FAS 52 application, are reviewed and approved monthly by our Corporate Controller to evidence full compliance with U.S. generally accepted accounting principles.


In addition, we have hired several additional personnel in our accounting and reporting function to address the significant deficiency noted in our prior 10-Q for the quarter ended October 2, 2004. We also enhanced our internal controls in revenue recognition of standalone software licensing by updating our revenue recognition policy, and adding expertise in accounting for all new contracts. We believe we have addressed the significant deficiency previously noted.

We continue to improve and refine our internal controls as an ongoing process. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Adept's Annual Meeting of Shareholders, held on November 4, 2004, the shareholders of Adept approved the following actions:

a) Election of five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified:

     Robert H. Bucher:           For:   28,880,806          Withheld:    489,694
     Ronald E.F. Codd:           For:   28,840,679          Withheld:    529,821
     Michael P. Kelly:           For:   28,841,559          Withheld:    528,941
     Robert J. Majteles:         For:   28,840,479          Withheld:    530,021
     Cary R. Mock:               For:   28,879,313          Withheld:    491,187

b)   Approval of Amendment to 2003 Stock Option Plan

     For:  18,611,336            Against:   2,995,411       Abstain:      26,668

c)   Approval of 2004 Director Option Plan

     For:  18,618,296            Against:   2,989,601       Abstain:      25,518

d)   Approval of Reverse Stock Split

     For:  28,680,497            Against:     645,525       Abstain:      44,478

e) Ratification of the appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending June 30, 2004.

     For:  29,289,719            Against:      75,344       Abstain:       5,437

ITEM 5. OTHER INFORMATION

At Adept's November 4, 2004 Annual Meeting of Shareholders, the shareholders approved an amendment to Adept's Articles of Incorporation to effect a reverse split at a ratio to be determined by the Board of Directors within a range of one-for-four to one-for-seven. On February 1, 2005, Adept announced that its Board of Directors approved a reverse stock split at a ratio of one-for-five to be effected on February 25, 2005.

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



Date: February 15, 2005

                                INDEX TO EXHIBITS


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