Form 10-Q
period 2005-04-01
ADEPT TECHNOLOGY INC
filed 2005-05-17
CIK 865415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

                                       OR

    [___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

YES [_] NO [X ]

The number of shares of the Registrant's common stock outstanding as of May 13, 2005 was 6,134,418.

                             ADEPT TECHNOLOGY, INC.

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

 Consolidated Balance Sheets
 April 2, 2005 and June 30, 2004 ..........................................    3


 Consolidated Statements of Operations
 Three and nine months ended April 2, 2005 and March 27, 2004 .............    4


 Consolidated Statements of Cash Flows
 Three and nine months ended April 2, 2005 and March 27, 2004 .............    5


 Notes to Consolidated Financial Statements ...............................    6


 Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations ....................................................   15

 Item 3. Quantitative and Qualitative Disclosures About Market Risk .......   38

 Item 4. Controls and Procedures ..........................................   38


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings ................................................   39

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .....   39

 Item 3.  Defaults upon Senior Securities .................................   39

 Item 4.  Submission of Matters to a Vote of Security Holders .............   39

 Item 5.  Other Information ...............................................   39

 Item 6. Exhibits .........................................................   40

 Signatures ...............................................................   41

 Index to Exhibits ........................................................   42

                                                       ADEPT TECHNOLOGY, INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)

                                                                                                       April 2,            June 30,
                                                                                                         2005               2004
                                                                                                       ---------          ---------
                                                                                                      (unaudited)
ASSETS
  Current assets:
     Cash and cash equivalents ...............................................................         $   3,364          $   4,957
     Accounts receivable, less allowance for doubtful accounts of $1,349 at
          April 2, 2005 and $1,269 at June 30, 2004 ..........................................            12,219             13,385
     Inventories .............................................................................             8,702              6,233
     Other current assets ....................................................................               909                656
                                                                                                       ---------          ---------
         Total current assets ................................................................            25,194             25,231

Property and equipment at cost ...............................................................            10,033              9,372
Less accumulated depreciation and amortization ...............................................             8,603              7,924
                                                                                                       ---------          ---------
Property and equipment, net ..................................................................             1,430              1,448
Goodwill .....................................................................................             3,176              3,176
Other intangible assets, net .................................................................               276                423
Other assets .................................................................................             1,291              1,293
                                                                                                       ---------          ---------
         Total assets ........................................................................         $  31,367          $  31,571
                                                                                                       =========          =========

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable ........................................................................         $   5,727          $   5,689
     Accrued payroll and related expenses ....................................................             1,356              1,486
     Accrued warranty expenses ...............................................................             1,994              2,111
     Deferred revenue ........................................................................               158              1,589
     Accrued restructuring expenses ..........................................................                25                191
     Other accrued liabilities ...............................................................               778                455
                                                                                                       ---------          ---------
         Total current liabilities ...........................................................            10,038             11,521

  Long-term liabilities:
     Subordinated convertible note ...........................................................             3,000              3,000
     Other long-term liabilities .............................................................             1,537              1,422

  Commitments and contingencies:

  Redeemable convertible preferred stock, no par value:
     1,000 shares authorized, no shares issued and outstanding at
     January 1, 2005 and June 30, 2004 .......................................................              --                 --

  Shareholders' equity:
    Preferred stock, no par value:  1,000 shares authorized, none issued and
      outstanding ............................................................................              --                 --
    Common stock, no par value:  14,000 shares authorized, 6,132 and 5,982 shares issued and outstanding at April 2, 2005 and June 30, 2004,
      respectively ...........................................................................           144,175            143,405
    Accumulated deficit: .....................................................................          (127,383)          (127,777)
                                                                                                       ---------          ---------
         Total shareholders' equity ..........................................................            16,792             15,628
                                                                                                       ---------          ---------
         Total liabilities, redeemable convertible preferred stock and
             shareholders' equity ............................................................         $  31,367          $  31,571
                                                                                                       =========          =========

   Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

                                                       See accompanying notes

                                                       ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)
                                                (in thousands, except per share data)
                                                                                   Three months ended          Nine months ended
                                                                                 -----------------------     -----------------------
                                                                                 April 2,      March 27,     April 2,      March 27,
                                                                                   2005          2004          2005          2004
                                                                                 --------      --------      --------      --------
Revenues ...................................................................     $ 13,025      $ 13,334      $ 36,103      $ 34,619
Cost of revenues ...........................................................        7,061         7,822        19,349        21,122
                                                                                 --------      --------      --------      --------
Gross margin ...............................................................        5,964         5,512        16,754        13,497
Operating expenses:
      Research, development and engineering ................................        1,787         1,696         5,008         5,215
      Selling, general and administrative ..................................        3,817         3,824        11,453        10,838
      Restructuring charge (reversal), net .................................         --            (697)          (33)         (697)
      Amortization of intangible assets ....................................           49           142           146           427
                                                                                 --------      --------      --------      --------
Total operating expenses ...................................................        5,653         4,965        16,574        15,783
                                                                                 --------      --------      --------      --------
Operating income (loss) ....................................................          311           547           180        (2,286)

Interest expense, net ......................................................          (58)          (71)         (133)         (334)
Foreign currency exchange gain .............................................           50            34           374           399
                                                                                 --------      --------      --------      --------
Income (loss) from continuing operations before income tax .................          303           510           421        (2,221)
Provision for (benefit from) income tax ....................................           11        (1,433)           29        (1,414)
                                                                                 --------      --------      --------      --------
Income (loss) from continuing operations ...................................          292         1,943           392          (806)
Loss from discontinued operations, net of tax ..............................         --          (7,000)         --          (7,087)
                                                                                 --------      --------      --------      --------
Net income (loss) ..........................................................     $    292      $ (5,057)     $    392      $ (7,893)
                                                                                 ========      ========      ========      ========

Basic income (loss) per share from:
      Continuing operations ................................................     $   0.05      $   0.33      $   0.06      $  (0.18)
      Discontinued operations ..............................................     $   0.00      $  (1.18)     $   0.00      $  (1.59)
                                                                                 --------      --------      --------      --------
      Basic income (loss) per share ........................................     $   0.05      $  (0.85)     $   0.06      $  (1.77)
                                                                                 ========      ========      ========      ========
Diluted income (loss) per share from:
      Continuing operations ................................................     $   0.05      $   0.33      $   0.06      $  (0.18)
      Discontinued operations ..............................................     $   0.00      $  (1.18)     $   0.00      $  (1.59)
                                                                                 --------      --------      --------      --------
      Diluted income (loss) per share ......................................     $   0.05      $  (0.85)     $   0.06      $  (1.77)
                                                                                 ========      ========      ========      ========
Number of shares used in computing basic per share amounts from:
      Continuing operations ................................................        6,124         5,944         6,046         4,461
                                                                                 ========      ========      ========      ========
      Discontinued operations ..............................................        6,124         5,944         6,046         4,461
                                                                                 ========      ========      ========      ========
Number of shares used in computing diluted per share amounts from:
      Continuing operations ................................................        6,218         5,944         6,154         4,461
                                                                                 ========      ========      ========      ========
      Discontinued operations ..............................................        6,218         5,944         6,154         4,461
                                                                                 ========      ========      ========      ========

     Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

                                                       See accompanying notes


                                                       ADEPT TECHNOLOGY, INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands)
                                                                                                             Nine months ended
                                                                                                           -----------------------
                                                                                                           April 2,      March 27,
                                                                                                             2005          2004
                                                                                                           --------     --------
                                                                                                           (unaudited)  (unaudited)
Operating activities
 Net income (loss) from continuing operations .........................................................    $    392     $   (806)
 Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation .....................................................................................         679        1,419
     Amortization of intangibles ......................................................................         146          534
     Reversal of accrued lease obligations in excess of settlement ....................................        --         (1,146)
     Reversal of previously accrued income taxes ......................................................        --         (1,285)
     Loss on disposal of property and equipment .......................................................        --             66
     Net changes in operating assets and liabilities:
       Accounts receivable, net .......................................................................       1,166       (1,798)
       Inventories, net ...............................................................................      (2,469)      (1,081)
       Other current assets ...........................................................................        (253)         (41)
       Other assets ...................................................................................           2          387
       Accounts payable ...............................................................................          38          286
       Other accrued liabilities and deferred revenues ................................................      (1,355)         312
       Accrued restructuring expenses .................................................................        (165)      (1,876)
       Other long-term liabilities ....................................................................         115       (1,019)
                                                                                                           --------     --------
     Net cash used in operating activities from continuing operations .................................      (1,704)      (6,048)
                                                                                                           --------     --------
     Net cash provided by (used in) discontinued operations ...........................................        --           --
                                                                                                           --------     --------
     Net cash used in operating activities ............................................................      (1,704)      (6,048)
                                                                                                           --------     --------

Investing activities
     Purchase of property and equipment ...............................................................        (661)        (245)
     Purchase of short-term available-for-sale investments ............................................        --         (8,550)
     Sale of short-term available-for-sale investments ................................................        --          6,700
                                                                                                           --------     --------
     Net cash used in investing activities ............................................................        (661)      (2,095)
                                                                                                           --------     --------

Financing activities
     Net proceeds from issuance of common stock .......................................................        --          9,355
     Net increase in short-term borrowings ............................................................        --            387
     Proceeds from employee stock incentive program and employee stock purchase plan
                                                                                                                772          121
                                                                                                           --------     --------
     Net cash provided by financing activities ........................................................         772        9,863
                                                                                                           --------     --------

Increase (decrease) in cash and cash equivalents ......................................................      (1,593)         624
Cash and cash equivalents, beginning of period ........................................................       4,957        3,234
                                                                                                           --------     --------
Cash and cash equivalents, end of period ..............................................................    $  3,364     $  3,858
                                                                                                           ========     ========
Cash paid during the period for:
     Interest .........................................................................................    $    145     $    213
     Taxes ............................................................................................    $     74     $     37

Supplemental disclosure of non-cash financing activities
     Conversion of redeemable convertible preferred stock into common stock ...........................    $   --       $ 25,000

                                                       See accompanying notes.

                             ADEPT TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of April 2, 2005 and March 27, 2004, and for the interim periods then ended, and such adjustments consist of items of a normal recurring nature. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2004 included in Adept Technology, Inc.'s ("Adept" or the "Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.

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

On January 25, 2005, our Board of Directors approved a one-for-five reverse stock split, within the range previously approved by Adept's shareholders. The reverse stock split became effective on February 25, 2005. All current and historical share and per share information included in these condensed consolidated financial statements has been restated to reflect the results of the reverse stock split.

2.       Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion 25 whereby options are granted at market price, and therefore no compensation costs are recognized. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) 123 and SFAS 148. If compensation expense for the Company's stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, the Company's pro forma net income (loss) and net income (loss) per share would be as follows:

                                                                       ---------------------------      --------------------------
                                                                             Three months ended             Nine months ended
                                                                       ---------------------------      --------------------------
                                                                         April 2,       March 27,        April 2,       March 27,
                 (in thousands)                                           2005            2004             2005            2004
                                                                       -----------     -----------      ----------     -----------
Net income (loss), as reported ................................        $       292     $    (5,057)     $      392     $    (7,893)
Add:  Stock-based employee compensation
    expense included in the determination of net
    income (loss), as reported ................................               --                84            --                84
 Deduct:  Total stock-based employee
   compensation expense determined under the
   fair value method for all awards, net
   of related tax effects .....................................               (211)           (130)           (664)         (1,276)
                                                                       -----------     -----------      ----------     -----------
 Pro forma net income (loss) ..................................        $        81     $    (5,103)     $     (272)    $    (9,085)
                                                                       ===========     ===========      ==========     ===========

 Basic income (loss) per common share:
    As reported ...............................................        $      0.05       $   (0.85)     $     0.06     $     (1.77)
                                                                       ===========     ===========      ==========     ===========
    Pro forma .................................................        $      0.01       $   (0.85)     $    (0.04)    $     (2.04)
                                                                       ===========     ===========      ==========     ===========
 Diluted income (loss) per common share:
    As reported ...............................................        $      0.05       $   (0.85)     $     0.06     $     (1.77)
                                                                       ===========     ===========      ==========     ===========
    Pro forma .................................................        $      0.01       $   (0.85)     $    (0.04)    $     (2.04)
                                                                       ===========     ===========      ==========     ===========

3.       Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At April 2, 2005, the Company held no short-term investments.

4.       Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

                                                     (in thousands)
                                                 ----------------------
                                                 April 2,      June 30,
                                                  2005           2004
                                                 ------         ------

          Raw materials ................         $3,340         $1,694

          Work-in-process ..............          1,534          2,005
          Finished goods ...............          3,828          2,534
                                                 ------         ------
                                                 $8,702         $6,233
                                                 ======         ======

5.       Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

                                                          (in thousands)
                                                       April 2,    June 30,
                                                        2005        2004
                                                      --------    --------
     Machinery and equipment ......................   $  2,763    $  2,306
     Computer equipment ...........................      5,247       5,020
     Office furniture and equipment ...............      2,023       2,046
                                                      --------    --------
                                                        10,033       9,372
     Accumulated depreciation and amortization ....     (8,603)     (7,924)
                                                      --------    --------

     Net property and equipment ...................   $  1,430    $  1,448
                                                      ========    ========

6.       Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next three successive fiscal years related to the intangible assets subject to amortization.

                                                     (in thousands)
                                                   As of April 2, 2005
                                         ---------------------------------------
                                          Gross
                                         Carrying    Accumulated    Net Carrying
   Amortizable intangible assets          Amount     Amortization      Amount
   -----------------------------          ------     ------------      ------
Developed technology ................    $ 2,389       $(2,113)       $   276
Non-compete agreements ..............        380          (380)          --
                                         -------       -------        -------
   Total ............................    $ 2,769       $(2,493)       $   276
                                         =======       =======        =======

The aggregate amortization expense for the nine months ended April 2, 2005 totaled $146,000, and the estimated amortization expense for the next three years is as follows:

                                                              (in thousands)
                                                                  Amount
                                                                  ------
          Remaining for fiscal year 2005 .................        $ 48
          For fiscal year 2006 ...........................         195
          For fiscal year 2007 ...........................          33
                                                                  ----
                                                                  $276

7.       Warranties

The Company generally offers a two year parts and one year labor limited warranty for most of its hardware component products. The specific terms and conditions of those warranties are set forth in the Company's "Terms and Conditions of Sale," and published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability through charges to cost of revenues at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company's warranty liability are as follows:

                                                                (in thousands)
                                                             Nine months ended
                                                           ---------------------
                                                           April 2,    March 27,
                                                             2005         2004
                                                           -------      -------

Balance at beginning of period .......................     $ 2,111      $ 1,833
Warranties issued ....................................         895        1,133
Change in estimated warranty provision including
     expirations .....................................        (203)         (35)
Warranty claims ......................................        (809)        (780)
                                                           -------      -------
Balance at end of period .............................     $ 1,994      $ 2,151
                                                           =======      =======

8.        Accrued Restructuring Expenses

The following table summarizes the Company's accrued restructuring expenses:

                                                                          (in thousands)

                                              Additional   Amounts    Additional    Amounts    Additional    Amounts
                                               Charges/     Paid       Charges/      Paid       Charges/      Paid
                                  Balance     Reversals)     Q1       (Reversals)      Q2      (Reversals)      Q3         Balance
                                  June 30,    (Q1 Fiscal   Fiscal      Q2 Fiscal     Fiscal     Q3 Fiscal     Fiscal       April 2,
                                   2004         2005        2005         2005         2005        2005         2005          2005
                                 --------     --------    --------     --------     --------    --------     --------      -------
Employee severance costs         $     69     $      7    $     76     $     -      $     -     $      -     $      -     $      -
Less commitments                      122          (50)         22            9           30           -            4           25
                                 --------     --------    --------     --------     --------    --------     --------      -------
    Total                        $    191     $    (43)   $     98     $      9     $     30    $      -     $      4     $     25
                                 ========     ========    ========     ========     ========    ========     ========     ========


During the quarter ended April 2, 2005, the Company was able to complete the restructuring of leases of the formerly occupied facility in Dallas, Texas. This restructuring combined with restructuring of lease obligations in the second quarter in Detroit, Michigan; Santa Barbara, California; and Southbury, Connecticut resulted in a $25,000 reduction in the restructuring accrual. The balance at April 2, 2005 is comprised entirely of scheduled obligations that are expected to be paid out or released during the fourth quarter of fiscal 2005, against non-cancelable lease commitments.

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

11.      Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the nine months ended April 2, 2005, the Company recorded a provision for income taxes from continuing operations of $28,500 for domestic and international tax liabilities.

12.      Income (loss) per Share and Reverse Stock Split

The number of shares of common and preferred stock authorized for issuance by the Company and the number of common shares issued and outstanding has been reduced as a result of the reverse stock split as described in Note 1. Although the number of shares issued and outstanding has been reduced, the rights and preferences of the shares of the Company's common stock have remained the same. The reverse stock split will not materially change the Company's financial condition, results of operations, the percentage of ownership of management, the number of the Company's shareholders or other aspects of the Company's business. However, the reverse stock split will increase the Company's net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of the Company's common stock.

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. During the three and nine months ended March 27, 2004, dilutive net loss per share was computed without the effect of equity instruments considered to be potential common shares as the impact would be anti-dilutive to the net loss.

                                                                            -------------------------      -------------------------
                                                                                Three months ended             Nine months ended
                                                                            -------------------------      -------------------------
                                                                             April 2,       March 27,       April 2,       March 27,
                       (in thousands)                                          2005           2004            2005           2004
                                                                            ---------      ---------       ---------      ---------
 Income (loss) from continuing operations ............................      $     292      $   1,943       $     392      $    (806)
 Income from discontinued operations .................................      $    --        $  (7,000)      $    --        $  (7,087)
                                                                            ---------      ---------       ---------      ---------
 Net Income (loss) ...................................................      $     292      $  (5,057)      $     392      $  (7,893)
                                                                            =========      =========       =========      =========

Basic:
   Weighted average number of shares used in
      computing basic per share amounts from
      continuing and discontinued operations: ........................          6,124          5,944           6,046          4,461
                                                                            =========      =========       =========      =========

 Income (loss) per share from:
      continuing operations ..........................................      $    0.05      $    0.33       $    0.06      $   (0.18)
      discontinued operations ........................................      $    0.00      $   (1.18)      $    0.00      $   (1.59)
                                                                            ---------      ---------       ---------      ---------
  Basic net income (loss) per share ..................................      $    0.05      $   (0.85)      $    0.06      $   (1.77)
                                                                            =========      =========       =========      =========

Diluted:
   Weighted average  number of common shares used in computing basic net income (loss) per share from
      continuing and discontinued operations: ........................          6,124          5,944           6,046          4,461
   Add: Weighted average number of dilutive potential
            Common stock .............................................             94           --               108           --
                                                                            ---------      ---------       ---------      ---------
   Weighted average number of common shares used
      in computing diluted net loss per share from
      continuing and discontinued operations: ........................          6,218          5,944           6,154          4,461
                                                                            =========      =========       =========      =========

   Income (loss) per share from:
      continuing operations ..........................................      $    0.05      $    0.33       $    0.06      $   (0.18)
      discontinued operations ........................................      $    0.00      $   (1.18)      $    0.00      $   (1.59)
                                                                            ---------      ---------       ---------      ---------
  Diluted net income (loss) per share ................................      $    0.05      $   (0.85)      $    0.06      $   (1.77)
                                                                            =========      =========       =========      =========

13.      Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the "management approach": how management organizes the company's operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept's chief operating decision maker is its President and Chief Executive Officer, or CEO.

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

The Services and Support segment provides support services to customers including: supplies of spare parts and refurbished robots; providing information regarding the use of the Company's automation equipment; assisting with the ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

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

                                                                     Three months ended                    Nine months ended
                                                               ----------------------------            -----------------------------
                                                               April 2,           March 27,            April 2,            March 27,
           (in thousands)                                        2005                2004                2005                2004
                                                               --------            --------            --------            --------
Revenues:
Components .........................................           $  9,422            $  9,701            $ 25,767            $ 24,428
Services and Support ...............................              3,603               3,633              10,336              10,191
                                                               --------            --------            --------            --------
Total revenues .....................................           $ 13,025            $ 13,334            $ 36,103            $ 34,619

Operating income:
Components .........................................           $  1,482            $  1,593            $  4,660            $  1,629
Services and Support ...............................                931                 501               2,083            $  1,212
                                                               --------            --------            --------            --------
Segment profit .....................................              2,413               2,094               6,743               2,841
Unallocated research, development
  and engineering and selling,
  general and administrative .......................              2,053               2,102               6,450               5,396
Restructuring charges (reversal),
  net ..............................................               --                  (697)                (33)               (697)
Amortization of intangible assets ..................                 49                 142                 146                 427
Interest income ....................................                 (5)                 27                  13                  71
Interest expense ...................................                (53)                (98)               (146)               (405)
Foreign currency gain ..............................                 50                  34                 374                 398
                                                               --------            --------            --------            --------

Income (loss) from continuing
  operations before income taxes ...................           $    303            $    510            $    421            $ (2,221)
                                                               ========            ========            ========            ========


Management also assesses the Company's performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

                                       Three months ended    Nine months ended
                                       -------------------  --------------------
                                       April 2,  March 27,  April 2,   March 27,
           (in thousands)               2005        2004       2005       2004
                                       -------    -------    -------    -------
Revenue:
     United States .................   $ 2,991    $ 8,762    $10,582    $19,777
     Germany .......................     2,982      1,282      8,602      3,695
     France ........................     1,664        865      3,950      3,720
     Other European countries ......     4,130      1,110      7,589      4,235
     All other countries ...........     1,258      1,315      5,380      3,192
                                       -------    -------    -------    -------
          Total ....................   $13,025    $13,334    $36,103    $34,619
                                       =======    =======    =======    =======

                                                          April 2,      June 30,
           (in thousands)                                  2005           2004
                                                          ------         ------
Long-lived tangible assets:
   United States .................................        $2,536         $2,582
   All other countries ...........................           185            159
                                                          ------         ------
      Total long-lived tangible assets ...........        $2,721         $2,741
                                                          ======         ======

14.      Comprehensive Income

For the three and nine months ended April 2, 2005 and March 27, 2004, there were no significant differences between the Company's comprehensive income or loss and its net income or loss.

15.      Equity

During the nine months ended April 2, 2005, 104,782 shares of common stock were issued upon the exercise of options under the Company's stock option plans, and 46,208 shares of common stock were issued under the Company's employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at April 2, 2005 were 6,131,837.

16.      Foreign Currency Translation

The Company applies Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $(39,100) and $13,100 for the three and nine months ended April 2, 2005 respectively, and $(83,700) and $(25,100) for the three and nine months ended March 27, 2004 respectively. Foreign currency transaction gains (losses) were $89,400 and $360,600 for the three and nine months ended April 2, 2005 respectively, and $118,100 and $424,000 for the three and nine months ended March 27, 2004 respectively. In the past the Company has included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, foreign currency gains or losses are reported as a separate line item in the income statement.

17.      Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows.

As amended effective April 14, 2005, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R will be effective for Adept for the quarter ending October 1, 2005. See "Stock-Based Compensation" in Note 2 to the Company's Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended April 2, 2005 and March 27, 2004. Although Adept has not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from the final methodology adopted by the Company for reporting under Statement 123R guidelines. Adept expects the adoption will have a significant impact on its results of operations.

Statement 151, Inventory Cost, an amendment to ARB No 43, Chapter 4, was issued by the FASB in November 2004. The pronouncement clarifies that abnormal amounts of idle facility exposure, freight, handling costs and wasted materials (spoilage) be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity and cost of the production facilities. Statement 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high quality accounting standards. Statement 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company believes that it is currently following the practices mandated in Statement 151, and as a result, the Company does not anticipate that the adoption of Statement 151 will have a significant impact on its financial condition or results of operations.

Statement 153, Exchanges of Nonmonetary Assets, was issued subsequent to the November 17-18, 2004 EITF Meeting and is effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. FAS 153 amends paragraphs 20 and 21 of APB Opinion 29 as follows. A nonmonetary exchange shall be measured based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset relinquished, and not on the fair values of the exchanged assets, if any of the following apply: (a) fair value is not determinable, (b) the exchange transaction is to facilitate sales to customers, (c) exchange transactions lack commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to change significantly as a result of the exchange due to: (a) the configuration (risk, timing and amount) of future cash flows of the assets received differs significantly from cash flows of assets transferred, or (b) the entity specific value of the asset received differs from the entity specific value of the asset transferred, and the difference is significant in relation to the fair values of the assets exchanged. The Company does not anticipate the adoption of FAS 153 will have a significant impact on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
     o   the economic environment affecting us and the markets we serve;
     o sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;
     o our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;
     o   our estimates regarding our liquidity and capital requirements;
     o   marketing and commercialization of our products under development;
     o   our  ability to attract  customers  and the  market  acceptance  of our products;
     o our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;
     o plans for future products and services and for enhancements of existing products and services;
     o   plans for future acquisitions of products, technologies and businesses;
         and
     o   our intellectual property.

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

This report contains trademarks and trade names of Adept and other companies. Adept has 140 trademarks of which 15 are registered trademarks, some of which include the Adept Technology logo, AIM(R), FireBlox(R), HexSight(R), MetaControls(R), Adept Cobra 600(TM), Adept Cobra 800(TM), Adept SmartAmp(TM), Adept SmartModule(TM), Adept SmartServo(TM), AdeptOne(TM), AdeptSix(TM), AdeptViper(TM) and Adept i-Sight(TM).

                                    OVERVIEW

We provide intelligent flexible production automation products, components and services to our customers in many industries including the electronics/communications, automotive, appliance, food and pharmaceuticals, original equipment manufacturer, or OEM, and life sciences industries. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customers' increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold or licensed separately, though we intend to market and sell software licenses on a standalone basis in the foreseeable future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the first self-contained SCARA (Selective Compliance

Assembly Robot Arm) robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor. We believe this SCARA technology has had and will continue to have, a significant positive impact on our gross margins during fiscal 2005 and beyond, as discussed in "Results of Operations-Gross Margin" below.

During the quarter we introduced the AdeptViper(TM) 6-axis robot. We estimate that the market for 6-axis robotics in material handling and assembly processes is several times larger than the SCARA 4-axis market, and thus gives us expanded sales opportunities in the industries we serve. This product is complementary to Cobra and fits our current sales and marketing efforts.

The third quarter also saw the introduction of Adept iSight(TM), a vision guidance and inspection product on an open PC platform. iSight provides excellent object refinement and resolution, combined with a simple start-up configuration and an intuitive application development environment for robotic assembly and material handling applications. An initial target for iSight is to complement i-Cobra sales with an option for a flexible parts feeder assembly. We intend to expand iSight to provide new value-add applications in the future, such as color and soft body recognition, and to integrate it with additional products in our robot component portfolio.

Pursuant to approvals by our shareholders and Board of Directors, we effected one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information has reflected the results of the reverse stock split. The number of shares of common stock issued and outstanding and the number of authorized shares of common stock and preferred stock has been reduced according to the reverse stock split, but the rights and preferences of the shares of our common stock have remained the same. The reverse stock split will not change our financial condition, results from operations, the percentage of ownership of management, the number of our shareholders or other aspects of our business. However, the reverse stock split will increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

International sales generally comprise between 45% and 80% of our total revenues for any given quarter, and represented approximately 77% of our total revenues for the quarter ended April 2, 2005. In recognition of the increasingly international nature of our business, late in the quarter we announced a new global vertical market business initiative. The new initiative will focus resources initially on developing applications for customers in the telecom, data storage, and automotive component vertical markets. We plan to focus on working directly with leading customers in these markets, providing direct sales, service and engineering to develop more targeted products and applications. By being involved directly with the end users during their product planning phase, rather than learning about the end users' project after planning has been completed, we believe we will be more successful getting our products designed into the final specifications for production and assembly lines

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three- and nine-month periods ended April 2, 2005. Unless otherwise indicated, references to any quarter in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended April 2, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2004 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 27, 2004.

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

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

     o   revenue recognition;
     o   allowance for doubtful accounts;
     o   inventories;
     o   warranties;
     o   deferred tax valuation allowance; and
     o   foreign currency exchange gain (loss).

Revenue Recognition.
--------------------

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A small portion of our revenues arises from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104, ("SAB 104"), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements' best estimate of Adept's warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer's past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

Adept sells two separate and distinct categories of software: (1) software elements within Adept's robot and controller products, and (2) standalone software consisting primarily of Hexsight, a library of machine vision software tools. The software elements within Adept's products are not sold separately nor are they marketed as separate product offerings to our customers. Our robots and controllers have features that are enabled or enhanced through the use of the software enabling tools and other software elements. Our software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. Adept believes that the software component of its products is incidental to its products and services taken as a whole. As a result, we recognize software revenue related to product sales in accordance with SAB 104, in consort with SOP 97-2.

We recognize stand-alone software revenue in accordance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on revenue recognition policy for Adept's component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer's ability to pay based on a number of factors, including our past transaction history with the customer and credit worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral from our customers. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Warranties. Our warranty policy is included in our Terms of Sale and states that there are no rights of return, and that a refund may be made at Adept's discretion, and only if there is an identified fault in the product and the customer has complied with Adept's approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Foreign Currency Exchange Gain (Loss). The Company applies Financial Accounting Standards Board Statement No. 52 ("SFAS 52"), "Foreign Currency Translation," with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. The Company performs a detailed review of the underlying monetary and nonmonetary transactions each quarter to ensure these transactions are correctly evaluated based on FAS 52 pronouncement guidelines. Adept does not currently apply a hedging strategy against its currency positions as defined under FAS 133, Accounting for Derivative Instruments and Hedging Activities.

Goodwill: The carrying value of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The Company's impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future sales and production volumes, revenue and expense growth rates, changes in working capital use, foreign exchange rates and selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the reporting unit. The Company tests its intangible assets annually on April 1 unless there are indications during an interim period that such assets may have become impaired. The Company uses its judgment in assessing whether intangible assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.


Results of Operations

Revenues. Revenues decreased by 2.3% to $13.0 million for three months ended April 2, 2005 as compared to $13.3 million for three months ended March 27, 2004. The decrease resulted from reduced sales of components for semiconductor manufacturing systems, partially offset by increased sales of our new AdeptViper(TM) 6-axis robot. We sold and delivered and recorded revenues in the third quarter for 60 units of AdeptViper to a global cell phone contract manufacturer as part of a multi-year manufacturing project.

Revenues for the nine months ended April 2, 2005 were $36.1 million, an increase of 4.3% from revenues of $34.6 million for the nine months ended March 27, 2004. The increases were attributable to increased sales of our advanced line of Cobra 4-axis robots, increased sales of 6-axis robots, and a software license sale in the first quarter of fiscal 2005.

In terms of our business segments, Components revenues decreased 2.9% to $9.4 million for the three months ended April 2, 2005 from $9.7 million for the three months ended March 27, 2004. Components revenues increased 5.5% to $25.8 million for the nine months ended April 2, 2005 compared to $24.4 million in revenues for the nine months ended March 27, 2004. Services and Support revenues were $3.6 million for the three months ended April 2, 2005, unchanged from $3.6 million for the three months ended March 27, 2004. Services and Support revenues increased 1.4% to $10.3 million for the nine months ended April 2, 2005, from $10.2 million for the nine months ended March 27, 2004.

Our domestic sales were $3.0 million for the three months ended April 2, 2005 compared to $8.8 million for the three months ended March 27, 2004, a decrease of 66%. Our domestic sales totaled $10.6 million for the nine months ended April 2, 2005, compared with $19.8 million for the nine months ended March 27, 2004, a decrease of 46%. This trend towards a predominance of international sales is likely to continue, as domestic manufacturing markets remain soft. Our international sales were $10.0 million for the three months ended April 2, 2005 compared to $4.6 million for the comparable period in fiscal 2004, an increase of 120%. Our international sales totaled $25.5 million for the nine months ended April 2, 2005, compared with $14.8 million for the nine months ended March 27, 2004, an increase of 72%. The increase in revenues from international sales is primarily attributable to strong sales associated with automotive component and consumer electronics applications in Europe, aided by the favorable exchange rate between the euro and the U.S. dollar. In addition, sales in Asia increased by $1.5 million or 88% to $3.2 million for the nine months ended April 2, 2005 as compared with the same period of the prior year. We are strengthening our international presence with the introduction earlier in fiscal 2005 of European sourced manufacturing and are in the process of staffing a service office in China.

We expect that revenues from our international customers will continue to account for a significant portion of our total revenue and approximately 40 to 50% of our product sales to European customers are priced in euros. The mix of Euro denominated business has enhanced the competitiveness of our prices, and has increased our revenues and gross margins as the Euro has strengthened relative to the US dollar, however, future fluctuations in the rate of exchange between the dollar and the euro have the potential to significantly impact, either positively or adversely, our business and operating results.

Gross Margin. Gross margin as a percentage of revenues was 45.8% for the three months ended April 2, 2005 compared to 41.3% for three months ended March 27, 2004. The gross margin improvement resulted principally from improved robot component designs, increased outsourcing of robot subassemblies, and reduced manufacturing overhead costs. Gross margin as a percentage of revenues was 46.4% for the nine months ended April 2, 2005 compared to 39% for the nine months ended March 27, 2004. The improvement in gross margin for the nine month period reflects the aforementioned impacts for the quarter, as well as the positive impact of a vision software license sale in the first quarter, which had minimal associated cost of revenues. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We expect gross margins to be in the 44% to 47% range for the fourth quarter of fiscal 2005 due to continuing cost improvement programs, and the introduction and sale of higher margin products. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software license sales.

Research, Development and Engineering Expenses. Research, development and engineering expenses associated with continuing operations increased by 5.4% to $1.8 million, or 13.7% of revenues for the three months ended April 2, 2005, from $1.7 million, or 12.7% of revenues for three months ended March 27, 2004. Research, development and engineering expenses decreased by 4.0% to $5.0 million, or 13.9% of revenues, for the nine months ended April 2, 2005 from $5.2 million, or 15.1% of revenues, for the nine months ended March 27, 2004. This decrease is primarily the result of decreased spending on fewer, more focused, development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million, or 29.3% of revenues, for the three months ended April 2, 2005, unchanged from $3.8 million or 28.7% of revenues for the three months ended March 27, 2004. Selling, general and administrative expenses were $11.5 million, or 31.7% of revenues, for the nine months ended April 2, 2005, as compared with $10.8 million, or 31.3% of revenues, for the nine months ended March 27, 2004. The increase reflected increases in sales and marketing expenditures to secure new business in the consumer electronic and telecommunications industries, as well as increased activity in customer service to expand our reach in Europe and China.

Restructuring Charges. Restructuring charges for the third quarter and first nine months of fiscal 2004 reflect a reversal of $697,000 in previously accrued restructuring charges. This resulted from favorable settlement of an outstanding lease obligation. We reversed an additional $33,000 in restructuring charges, in fiscal 2005 which resulted primarily from the sublease of unused sales offices.

Intangible Assets Amortization. Intangible assets amortization was $49,000 for three months ended April 2, 2005 compared to $142,000 for three months ended March 27, 2004. Intangible assets amortization was $146,000 for the nine months ended April 2, 2005 compared to $427,000 for the nine months ended March 27, 2004. The amortization has declined because certain of the intangible assets have now been fully amortized.

Interest Expense, Net. Interest expense, net of interest income, was $58,000 for the three months ended April 2, 2005 compared to $71,000 for the three months ended March 27, 2004. Net interest expense for the nine months ended April 2, 2005 was $133,000 compared to $334,000 for nine months ended March 27, 2004. Interest expense for the three and nine month periods ended April 2, 2005 and March 27, 2004 included interest expense accrued on a $3.0 million convertible note, which bears a 6% fixed interest rate. In addition, interest expense for the three and nine months ended March 27, 2004 includes charges incurred on advances received under an accounts receivable purchase facility and a promissory note, both of which have since been repaid.

Foreign Currency Exchange Gain. Foreign currency exchange gain was $50,000 for the three months ended April 2, 2005 compared to $34,000 for the three months ended March 27, 2004. Foreign currency exchange gain for the nine months ended April 2, 2005 was $374,000 compared to $399,000 for nine months ended March 27, 2004. These foreign currency exchange gains resulted primarily from our sales activity in Europe and the strengthening of the euro versus the U.S. dollar during fiscal 2005 and 2004. In the past we have included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we now classify foreign currency gains or losses as a separate line item in the income statement.

Provision (benefit) for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. Our effective tax rate was 6.9% for the nine months ended April 2, 2005 whereas we recorded a benefit from income taxes from continuing operations of $1.4 million for the nine months ended March 27, 2004, which reflects a benefit for the reversal of previously accrued taxes. In fiscal 2005 we recorded a tax provision related to our state franchise taxes and a provision related to our Singapore subsidiary tax.


Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.6 million from June 30, 2004. Net cash used in operating activities of $1.7 million was attributable to an increase in inventory of $2.5 million and a decrease in other current liabilities of $1.5 million, partially offset by a decrease in accounts receivable of $1.2 million. The inventory increase was the result of a program to improve customer order lead times by maintaining standard robot components in stock, as well as increased parts inventory to support expansion of the remanufacturing and service business. The reduction in other current liabilities was primarily the result of a decrease in deferred revenues as the requirements for revenue recognition were achieved. The decline in accounts receivable resulted from significant collection of past due receivables. Other items affecting the operating cash flows were net income of $392,000 augmented by non-cash charges including depreciation and amortization of $825,000.

Cash used in investing activities of $661,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software, and includes investment in our Dortmund, Germany facility to begin carrying out final assembly and test operations.

Cash provided by financing activities of $772,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of April 2, 2005, we had an aggregate cash balance of $3.4 million, and a short term receivables financing credit facility of up to $4.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities plus our cash, and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. We expect our cash balance to be between $3 and $5 million at June 30, 2005, the end of our fiscal year. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2005, and (iii) that funds remain available under a new credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

Our Loan and Security Agreement with Silicon Valley Bank, under which we were permitted to borrow amounts not to exceed the lesser of $4.0 million or the sum of 80% of our eligible accounts receivable plus any overadvance loans granted by SVB from time to time in its sole and absolute discretion, terminated by its terms on April 22, 2005

We have received a commitment letter from Silicon Valley Bank ("SVB") pursuant to which final documentation is being prepared contemplating a new loan and security agreement with SVB (the "Loan and Security Agreement") that replaces our prior facility with SVB. Under the terms of the proposed Loan and Security Agreement, we may borrow amounts under the credit facility not to exceed the lesser of $5.0 million or the sum of 80% of our eligible accounts receivable. Eligible accounts receivable may include some receivables with extended terms, to be determined on a case-by-case basis, plus a defined level of permitted foreign receivables. In addition there is an overadvance facility in which overadvances will be allowed up to $1.0 million; however, overadvances cannot exceed 30% of eligible accounts receivable. In connection with the Loan and Security Agreement, SVB will hold a security interest in substantially all of our assets. Loans made under the proposed facility would bear interest at a rate equal to the prime rate as announced from time to time by SVB ("Prime Rate"), plus 1.50% per annum, as adjusted. Upon entering into the Loan and Security Agreement, we would be required to pay a one-time commitment fee of $20,000, and make quarterly payments in arrears for any unused available loan amounts at a rate of 0.20% per annum.

The proposed Loan and Security Agreement would include certain financial and other covenants with which we must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.5 million, plus 50% of all consideration we may receive for any equity securities and subordinated debt we issue subsequent to the date of the Loan and Security Agreement, plus 50% of our net income in each fiscal quarter ending after the date of the agreement. Once an increase in our minimum tangible net worth takes effect, it remains in effect thereafter, and does not decrease.

Completion   of  the  credit   facility  is  subject  to   completion  of  final
documentation and customary closing conditions.

Contractual Obligations

Total long term debt and operating lease obligations at April 2, 2005 were $12.0 million, which consists of $9.0 million in operating lease obligations and $3.0 million in long-term debt in the form of a convertible subordinated note due June 30, 2006. This reflects a reduction change of $400,000 from the second quarter for contract obligations under one year that were realized during the quarter. A summary of our long-term debt and operating lease obligations as of April 2, 2005 follows

                                                           Less Than                                      More than 5
                                             Total           1 Year        1-3 Years       3-5 Years         Years
                                          -----------    ------------     -----------    ------------    ------------
Operating lease obligations........       $     8,993     $       518     $     3,359     $     2,673     $     2,443
Long-term debt.....................             3,000               -           3,000               -               -
                                          -----------    ------------     -----------    ------------    ------------
Total long-term debt and
   Operating lease obligations.....       $    11,993     $       518     $     6,359     $     2,673     $     2,443
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

Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R will be effective for Adept for the quarter ending October 1, 2005. See "Stock-Based Compensation" in Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended April 2, 2005 and March 27, 2004. Although we have not yet determined whether the adoption of SFAS No. 123R will result in future amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R. Current estimates of option values using the Black-Scholes method may not be indicative of results from the final methodology the Company elects to adopt for reporting under Statement 123R guidelines.

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

Statement 153, Exchanges of Nonmonetary Assets, was issued subsequent to the November 17-18, 2004 EITF Meeting and is effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. FAS 153 amends paragraphs 20 and 21 of APB Opinion 29 as follows. A nonmonetary exchange shall be measured based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset relinquished, and not on the fair values of the exchanged assets, if any of the following apply: (a) fair value is not determinable, (b) the exchange transaction is to facilitate sales to customers, (c) exchange transactions lack commercial substance. A nonmonetary exchange has commercial substance if the entity's future cash flows are expected to change significantly as a result of the exchange due to: (a) the configuration (risk, timing and amount) of future cash flows of the assets received differs significantly from cash flows of assets transferred, or (b) the entity specific value of the asset received differs from the entity specific value of the asset transferred, and the difference is significant in relation to the fair values of the assets exchanged. We do not anticipate the adoption of FAS 153 will have a significant impact on our financial condition or results of operations.


FACTORS AFFECTING FUTURE OPERATING RESULTS

Risks Related to Our Business

Our operating results fluctuate from quarter to quarter due to factors which are difficult to forecast, are often out of our control and can be extremely volatile.

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

     o   our limited cash resources;
     o   our ability to effectively manage our working capital;
     o fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;
     o changes or reductions in demand in the electronics/communications, automotive, food, pharmaceutical, and other markets we serve;
     o a change in market acceptance of our products or a shift in demand for our products;
     o   new product introductions by us or by our competitors;

     o   changes  in  product  mix  and  pricing  by us,  our  suppliers  or our competitors;
     o pricing and related availability of components and raw materials for our products;
     o our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;
     o our failure to anticipate the changing product requirements of our customers;
     o   changes in the mix of sales by distribution channel;
     o   exchange rate fluctuations;
     o seasonal fluctuations in demand and our associated revenue, reflected in lower bookings in our first fiscal quarter after higher bookings in our fourth fiscal quarter;
     o our ability to expand our product offerings through acquired technologies and products;
     o   extraordinary events such as litigation or acquisitions;
     o decline or slower than expected growth in those industries requiring precision assembly automation; and
     o slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Revenues are also impacted by our gross margins. Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of the variance in gross margins. The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products (such as mechanical subsystems purchased from third party vendors), and higher margin software products. Other factors that impact gross margins include:

     o   currency exchange rate fluctuations for our international sales;
     o the average selling prices of products we sell including changes in the average discounts offered;
     o the costs to manufacture, service and support our products and enhancements;
     o   the costs to customize our systems;
     o the volume of products produced and associated production volume variances, if any, generated;
     o   our efforts to enter new markets; and
     o certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

We generally recognize product revenues upon shipment or, for certain international sales, upon receipt by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due in part, at times, to our inability to forecast the level of demand for our products or the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

Similarly, our indirect costs, production capacity and operating expenses are largely fixed in the short run. Continued investments in research and development, capital equipment and ongoing customer service and support capabilities result in significant fixed costs that we cannot reduce rapidly. As a result, if our sales for a particular fiscal period are below expected levels, our cost of revenue increases and our operating results for the period could be materially adversely affected. Further, if shipments of our products fail to meet forecasted levels, the increased inventory levels and increased operating expenses in anticipation of sales that do not materialize could adversely affect our business and substantially impact our liquidity. In the event that in some fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.


Our international operations and sales subject us to foreign currency exchange risks, divergent regulatory requirements and other financial and operating risks outside of our control that may harm our operating results.

We have significant operations outside the United States. International sales from continuing operations were $25.5 million for the nine months ended April 2, 2005, $22.7 million for the fiscal year ended June 30, 2004, and $17.1 million for the fiscal year ended June 30, 2003. This represented 70.6%, 46.1% and 44.8% of net revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 and 2005 has resulted in currency exchange gain for us, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Continued change in the values of the euro or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances, although this portion is estimated at less than $500,000. As of April 2, 2005, we had an aggregate cash balance of $3.4 million, and a short term credit facility of up to $4.0 million, under which no amounts were outstanding which expired on April 22, 2005. We have received a commitment letter on a new credit facility of up to $5.0 million subject to completion of final documentation and customary closing conditions. We currently depend on funds generated from operating activities plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will experience continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur additional unplanned capital expenditures in fiscal 2005, (iii) that funds remain available under our existing credit facility or a new credit facility.

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

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, a significant portion of our revenues comes from sales in this region, and we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronic/communications and food and pharmaceuticals industries, and resulting cutbacks in capital spending would have a direct, negative impact on our business.

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In fiscal 2005, U.S. manufacturing markets remain soft. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers' decrease in capital spending. We made additional cost reductions in fiscal 2003, 2004 and 2005 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

If we cannot identify and make acquisitions of other technologies and products, our ability to expand our operations and increase our revenue may be impaired.

In the past, a significant portion of our growth was attributable to acquisitions of other technologies and businesses. We expect that acquisitions of complementary products, technologies in the future may play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is rendered more difficult due to our cash constraints and the decline of our common stock price, making equity consideration more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

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

Over the past three years, our total expenditures for research and development have declined. We have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

If we fail to maintain and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. For example, after our second quarter of fiscal 2005, our external auditors identified a "material weakness" in the course of their review which meant that they believed that there was "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." Although we believe we have strengthened our internal controls to address the matter that gave rise to the "material weakness," we seek to continue improving our internal controls and disclosure controls. To prepare for compliance with Section 404, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. In the future, our independent auditors must evaluate management's assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Statement 123R will be effective for Adept for the quarter ending October 1, 2005. Adept is currently evaluating option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options. Current estimates of option values using the Black-Scholes method may not be indicative of results from the final methodology adopted by the Company for reporting under Statement

123R guidelines, and recognition of compensation costs for stock options granted at fair market value could adversely affect our results of operations. Adept expects the adoption will have a significant impact on our Condensed Consolidated Statements of Operations.


We do not generally have long-term contracts with our customers, and our order bookings and backlog cannot be relied upon as a future indicator of sales.

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

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products. We have also reduced headcount in connection with our restructurings and made changes in other senior personnel including the hiring of a new Chief Financial Officer at the beginning of fiscal 2005 and the promotion of our Vice President of Operations and Product Development and the hiring of a Vice President of Business Development, and Vice President, Service Operations, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than the CEO's offer letter, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our senior management.


Forecasting our estimated annual effective tax rate is complex and subject to uncertainty, and material differences between forecasted and actual tax rates could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty because our income tax position for each year combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates as well as benefits from available deferred tax assets and costs resulting from tax audits. To forecast our global tax rate, pre-tax profits and losses by jurisdiction are estimated and tax expense by jurisdiction is calculated. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted, which could have a material impact on our results of operations.

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

If we were forced to take any of these actions, our business, financial condition and results of operations may suffer.


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

We market products for the electronic/communications, automotive, appliance, food, and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards, and technical requirements of numerous different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture, and test their own products. As a result, we must anticipate trends in our customers' industries and develop products before our customers' products are commercialized. If we do not accurately predict our customers' needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate, and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

Our common stock trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq and other listed exchanges. Trading in our stock has been relatively thin with increased price volatility because smaller quantities of shares are bought and sold, transactions may take longer to complete, and securities analysts' and news media coverage of Adept has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. We completed a 1-for-5 reverse stock split effective February 25, 2005, and this could further reduce liquidity. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. Our stock's OTC status could result in a number of other negative implications, including the potential loss of confidence by suppliers, customers, and employees, the lack of institutional investor interest, the availability of fewer business development and other strategic opportunities, and the additional cost of compensating our employees using cash and equity compensation.

The conversion of our outstanding warrants and a note and the sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 6,134,418 shares of common stock outstanding as of May 13, 2005. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. We have also issued a $3.0 million convertible note due June 30, 2006 to our landlord, convertible at the option of the holder at a price of $5.00 per share for 600,000 shares. We have registered for resale by the investors the shares of common stock issued and issuable upon exercise of the warrants issued in the 2003 financing, in addition to 614,827 shares acquired by JDS Uniphase Corporation upon conversion of its preferred stock of Adept and the shares issuable upon conversion of the convertible note. The resulting shares carry certain other rights, including piggyback registration rights, participation rights and co-sale rights in certain equity sales by us or our management. Selling security holders included in the registration statement are offering up to an aggregate of approximately
4.5 million shares of our common stock, 1,711,112 shares of which are not currently outstanding but may be in the future.

Additionally, at May 13, 2005, options to purchase approximately 773,318 shares of our common stock were outstanding under our stock option plans, and an aggregate of 1,159,747 shares of common stock were issued or reserved for issuance under our stock option plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. Silicon Valley Bank (SVB) also holds a warrant to purchase 20,000 shares of our common stock, with an exercise price of $5.00 per share. The exercise of options, and conversion of the warrants and note will significantly increase the number of conversion shares outstanding, diluting the ownership interests of our existing shareholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

The ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by our shareholders, up to 1,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of Adept without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

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

Recently there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased as well. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our financial position and operating results.

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

                                                 April 2          Fair
                 (in thousands)                   2005            Value
                 --------------                   ----            -----
      Cash and cash equivalents ..........    $  3,364          $  3,364
       Average rate ......................         1.0%              1.0%

         Total Investment Securities .....    $    --           $   --
       Average rate ......................         --               --

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

We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates. We have historically employed, but do not currently employ, a currency hedging strategy.


ITEM 4. CONTROLS AND PROCEDURES

As of the end of the fiscal quarter ended April 2, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2005, our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures were effective.

In relation to the quarter ended January 1, 2005, our independent auditors Ernst & Young LLP, advised us that they observed a material weakness related to our internal controls over financial reporting as defined in Public Company Accounting Oversight Board ("PCAOB") Standard No. 2. This material weakness related to a failure to correctly apply FAS 52 to currency-related transactions. In preparing our financial statements for the interim period ended January 1, 2005, Adept overstated the foreign currency translation gain by approximately $400,000. This error was identified by our independent auditors during their interim review and was corrected prior to the issuance of our Form 10-Q for that period . We have reviewed prior quarterly and annual financial statements, and have determined that we did not make a similar error in prior periods. Adept management believes this internal control deficiency has been remediated through improved processes covering foreign exchange transactions, and continuous compliance review by the Corporate Controller. We are continuing to strengthen our internal control procedures to ensure all aspects of our financial reporting process, including FAS 52 application, are reviewed and approved by our Corporate Controller to evidence full compliance with U.S. generally accepted accounting principles. In addition, we have hired several additional personnel in our accounting and reporting function, updated our revenue recognition policy, and added expertise in accounting for all new contracts to enhance our internal controls.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adept have been detected.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On May 17, 2005, the Board of Directors amended the 2001 Stock Option Plan to make the option vesting upon certain events provisions consistent with those of Adept's other equity incentive plans.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report.

3.1 Certificate of Amendment of Articles of Incorporation of Adept Technology, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2005.

3.2      Amendment to Bylaws of Adept Technology, Inc.

10.1 Amended and Restated 2004 Director Option Plan (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005 (the "March 8-K")).

10.2 Summary of Executive Officer Compensation, as amended (incorporated by reference to the March 8-K).

10.3     Cash Bonus Plan (incorporated by reference to the March 8-K).

10.4     Amended 2001 Stock Option Plan.

10.5 Summary of Non-Employee Director Compensation, as amended (incorporated by reference to the March 8-K).

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

                                        ADEPT TECHNOLOGY, INC.

                                        By: /s/ Robert R. Strickland
                                        ----------------------------------------
                                        Robert R. Strickland
                                        Vice President, Finance and
                                        Chief Financial Officer


                                        By: /s/ Robert H. Bucher
                                        ----------------------------------------
                                        Robert H. Bucher
                                        Chairman of the Board of Directors and
                                        Chief Executive Officer



Date: May 17, 2005

                                INDEX TO EXHIBITS


3.1 Certificate of Amendment of Articles of Incorporation of Adept Technology, Inc. (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2005.

3.2      Amendment to Bylaws of Adept Technology, Inc.

10.1 Amended and Restated 2004 Director Option Plan (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005 (the "March 8-K").

10.2 Summary of Executive Officer Compensation (incorporated by reference to the March 8-K).

10.3     Cash Bonus Plan (incorporated by reference to the March 8-K).

10.4     Amended 2001 Stock Option Plan.

10.5 Summary of Non-Employee Director Compensation, as amended (incorporated by reference to the March 8-K).

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