Form 10-K
period 2005-06-30
ADEPT TECHNOLOGY INC
filed 2005-09-28
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non–voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (January 1, 2005) was $28,894,536. Shares of common stock held by each officer and director and by each person who controls 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 23, 2005, approximately 6,168,971 shares of the registrant’s common stock, no par value, was outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II and Part III hereof.

ADEPT TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Factors Affecting Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses; and

•	our intellectual property.

Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks and uncertainties in this Annual Report on Form 10-K in greater detail under the heading “Factors Affecting Future Operating Results.” Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 140 trademarks of which 15 are registered trademarks, some of which include the Adept Technology logo including (among others) AIM®, FireBlox®, HexSight®, Adept Cobra 600™, Adept Cobra 800™, Adept SmartModule™, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™ and Adept i-Sight™.

ITEM 1.	BUSINESS

Our Company

We are a global, leading provider of intelligent vision-guided robotics and robotics services that provide high performance and economic value throughout the production lifecycle, enabling our customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging and testing processes. Adept, with more than 22 years of expertise, is a pioneer in the robotics industry. Our robotics solutions are targeted at companies that require precision, flexibility and productivity in their application processes. Through sales to companies and systems integrators, we provide a suite of cost-effective robotics systems and services to the automotive, consumer electronics, consumer products, food, industry applications, medical devices and pharmaceutical industries. We utilize our portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customers’ increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation systems that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment.

We have expanded our robot product lines and developed advanced software and vision technologies that have enabled robots to perform a wider range of functions. In fiscal 2005, we introduced the AdeptViper™ 6-axis robot. We estimate that the market for 6-axis robotics in material handling and assembly processes is larger than the SCARA 4-axis market, and thus gives us expanded sales opportunities in the industries and global markets we serve. Fiscal 2005 also saw the introduction of Adept iSight™, the first member of a new product family integrating PC-based vision with Adept’s robotic and motion control products. Adept iSight is designed to work seamlessly with the Adept Cobra i-series SCARA robots, making the development and use of vision location, guidance and inspection applications simpler, faster, and more powerful. iSight provides excellent object refinement and resolution, combined with a simple start-up configuration and an intuitive application development environment for robotic assembly and material handling applications.

The last three years have brought significant changes to Adept. During this time, Adept reduced operating costs and employee headcount, and restructured certain operating lease commitments. Additionally:

•	In November 2003, we appointed a new CEO and replaced and reorganized certain executive positions. These adjustments served to focus the organization and significantly reduced cash consumption. We also accelerated the phase-in of newer generation products, which has increased margins and, in November 2003, completed an equity financing.

•	In mid-2004, we brought in a new CFO. During the third quarter of fiscal 2004, Adept disposed of the Solutions business segment. This was part of a strategy to focus on intelligent flexible automation products and services for our systems integrator and end user customers, thereby reducing competitive overlap with our systems integrator and distributor channels.

•	In 2005, Adept further expanded its management team with the appointment of Barry Dale as vice president Worldwide Sales and Janine Roth as vice president Marketing and Corporate Development.

•	Also during 2005, we instituted vertical markets programs that contributed significantly to our top line growth. Our focus on disk drive, smart card, and consumer products assembly produced major design wins with companies in the U.S., Singapore, and China. This focus on vertical markets has improved our end customer bookings in both service and system sales.

Our increased focus on sales and marketing, combined with the addition of new sales and service personnel, a new Vertical Markets selling team, in-country Asia and China programs, and a new European delivery center has positioned the company to take advantage of new marketing opportunities and dynamics that are generating greater global demand for automation solutions.

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly and material handling applications under two operating segments: (1) Robots and (2) Services and Support:

1) The Robots segment provides intelligent production automation software and hardware component products to customers.

2) The Services and Support segment provides support services to customers including: supplies of spare parts and refurbished robots; providing information regarding the use of the Company’s automation equipment; assisting with the ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

We market and sell our products worldwide through more than 200 system integrators, our direct sales force and OEMs. System integrators and OEMs add application-specific hardware and software to our products, resulting in solutions that are sold to Global 1000 companies in the automotive, consumer electronics, consumer products, food, industry applications, medical devices and pharmaceutical industries. We have more than 30,000 Adept-controlled robots installed worldwide.

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

PRODUCTS AND TECHNOLOGY COMPRISING ADEPT’S CORE TECHNOLOGY

Adept is a pioneer and market innovator in developing vision-guided robotics systems. Our solutions are designed for easy integration, deployment and use. We offer a unique vision-guided, motion controlled robotic solution that combines vision, motion control and geometric object recognition. This integration helps to reduce development costs, risk associated with precision applications and the total cost of implementation. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

ADEPT ROBOTS

We provide a large number of robots to address different markets and application needs. All of these robots are controlled by the software and hardware control architecture described below. This broad product line allows system integrators and end users to develop automation solutions for many industries and applications.

Adept’s primary robots are the sCobra family, Adept Cobra s600™ and Adept Cobra s800™ (s600 and s800) and the iCobra family, Adept Cobra i600™ and Adept Cobra i800™ (i600 and i800). These 4-axis robots are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms each of which is designed for assembly and material handling tasks. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. The sCobra and iCobra series robots are considered light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space. The speed and precision of the Adept sCobra and iCobra robots brings a new level of performance within the SCARA marketplace. The sCobra robots feature MotionBlox technology that packages the local servo control capabilities, digital I/O capabilities, integrated DC Power with Safety, and integrated high power amplifiers together on the back of the sCobra mechanism. The result of combining a local controller and I/O integration with the robot SCARA mechanism is a degree of flexibility that is not currently available from other automation suppliers. The sCobra robots can be connected to the SmartController for integrated motion and vision or multi-mechanism configurations.

To address the market need for a lower cost SCARA mechanism with limited capability for applications like simple pick and place, Adept introduced a controllerless version of the sCobra product. This configuration is called the iCobra. The iCobra brings a high performance mechanism, combining scalable local mechanism I/O with a simple set of motion programming capabilities. The iCobra uses the MotionBlox to manage all controls tasks. The iCobra MotionBlox embedded controller runs µV+, which operates off a sub-set of the V+ language. The iCobra interfaces to a standard PC running the Adept Desktop development software. The physical interface is a simple RS-232 serial port.

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, we recently expanded our product portfolio to include the AdeptViper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. The AdeptViper combines an advanced 6-axis arm design with Adept’s high performance SmartControl software platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing. AdeptViper robots are available in two models, the AdeptViper s650 and the AdeptViper s850, designed for either table-mounting or ceiling mounting and having a 5 kilogram maximum payload capacity.

We also offer a family of high performance linear modules called Adept SmartModules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Each Adept SmartModule is powered by an Adept SmartAmp, an integrated single axis motion controller and power amplifier. Adept SmartModules lower costs and installation time, increasing modularity and reducing the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. SmartModules are also offered in single-axis standalone versions which can operate without any additional controllers, saving cost and space for simple applications.

All of the above mechanisms are configured to operate with the SmartServo technology. Adept’s SmartServo architecture combines motion control signals and input/output signals for transmission over a high-speed IEEE-1394 FireWire cable. Adept SmartServo technology allows us to coordinate multiple Adept robots with one SmartController. This capability is a key value proposition for our customers.

We also offer two floor standing SCARA robot mechanisms called the AdeptOne-XL and the AdeptThree-XL. The Adept-XL robots use direct-drive technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot’s product life, reliability and accuracy.

ADVANCED CONTROLS AND SOFTWARE

Adept is uniquely capable of controlling both its own robotics systems and competing robot products to enable higher performance. With more than 35 kinematic models, we are able to control and integrate multiple vendor products and systems.

Our Adept Smart Controller programs are focused on reversing the industry trend towards proprietary tools and application software. Adept is delivering advanced robot controllers on non-Adept brand mechanisms from both European and Japanese manufacturers. These Smart Controllers allow industrial integrators, machine builders and end use customers who prefer Adept’s superior control performance, integrated vision guidance and networkability to apply these Adept features across the entire flexible automation cell, not just Adept brand label robots. This non-proprietary software program will be extended and applied to both new robotic cells and service projects, as end users look for Adept to support other company mechanisms and older or orphaned robot supplier products.

Distributed Control Architecture

In the late 1990’s Adept anticipated the need for a robust distributed control architecture for networking robotic systems in complex manufacturing environments. We have implemented Adept SmartServo™, a digital servo network for our robot and motion control products. Adept SmartServo is based on the IEEE-1394 standard, also known as FireWire®. Initial products were introduced in 1999, with the announcement of Adept SmartModule™. The product line has since grown to include a family of controllers, amplifiers, motors and Adept SmartServo-enabled mechanisms that replace most of the traditional control and power electronics architecture with a digital servo network.

During fiscal 2005, the traditional panel-mounted power amplifiers and their attendant rack chassis and power supply have been replaced by Adept MotionBlox™ technology. These self-contained multiple and single channel power amplifiers, with an on-board microprocessor, are mounted directly on (or in) the mechanism. The Adept SmartServo architecture is a distributed processing network architecture where the controller’s CPU runs the trajectory planner while the servo loop is closed in the Adept MotionBlox or Adept SmartAmp. This processing scheme delivers high performance and flexibility, but also demands a highly deterministic time-based network.

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

Adept SmartController™

The Adept SmartController™, is designed to work with the Adept SmartServo distributed servo control network. Adept SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications. The Adept SmartController CX provides high performance, distributed motion and vision controllers. The Adept SmartController’s network control architecture leverages Adept’s MotionBlox technology, which increases system scalability and modularity while dramatically reducing controller size and cabling up to 70% from Adept’s VERSAmodule Eurocard, an industry standard bus architecture, or VME, controller family. The Adept SmartController’s distributed processing architecture improves performance by freeing up 30% more of the processor’s resources. The Adept SmartController CX includes an expansion slot for AdeptVision sAVI together with additional communication ports, conveyor belt tracking support and more CPU capacity. The Adept SmartController CX features several high-speed communication interfaces, including 10/100 Ethernet and SmartServo. All Adept SmartControllers offer scalability and support for Adept’s SmartServo compatible digital I/O and general motion expansion modules.

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

Adept V+™

Adept is a leader in the industry of software development for robotics systems, having developed the first modern programming language for robots. Our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This comprehensive programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

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

AdeptVision

Integrated vision is a core technology for Adept. Our AdeptVision family offers highly integrated machine vision products that are used for robot guidance and inspection applications. Utilizing proprietary geometric object recognition, the integration of our controller and vision systems software enables high speed vision applications such as vision servomechanisms. For inspection applications such as gauging and dimensioning, the AdeptVision product is sold as an integrated inspection vision system comprised of a SmartController CX with an embedded vision board and software.

We recently unveiled Adept iSight, the first member of a new product family integrating PC-based vision with Adept’s robotic and motion control products. Adept iSight is designed to work seamlessly with the Adept Cobra i-series SCARA robots, making the development and use of vision location, guidance and inspection applications simpler, faster, and more powerful. The vision technology is based on the HexSight Locator, a fast and reliable object location tool featuring multi-model and built-in calibration support. Adept iSight is a complete package that includes the application toolset, the vision software, vision and vision-to-robot calibration wizards, the camera and lens and the accessories to provide a complete out-of-the-box solution. Adept iSight, provides both a cost effective entry product and a high performance application platform.

Service and Support

The goal of the Adept Service Division is to assure the productivity of every Adept Technology product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts, field upgrades, and factory repair and remanufacturing capabilities. This organization includes a staff located at our headquarters and field personnel who are based in the United States, Europe and Asia to support customers world-wide.

We provide “evergreen” product paths that support our customers with service and upgrades for all products, including those no longer in production, to ensure that an investment in flexible automation from Adept will continue to be productive for the duration of a project or production requirement.

We maintain a staff of product training personnel, who develop and deliver training courses on subjects ranging from basic system maintenance to advanced programming. In addition, we have field personnel who are qualified to assist in delivering training courses. These courses are geared both for manufacturing engineers who design and implement automation lines and for personnel who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

Our field service organization maintains and repairs our products on location at the end user’s facilities. Personnel based at our service centers provide advice to customers on spare parts, product upgrades and preventative maintenance. We also operate toll-free telephone support lines to provide advice on issues such as product usage, software programming structure, layout problems and system installation.

In addition, our Livermore manufacturing facility provides factory repair and remanufacture services which ensure that Adept Technology products will continue to be productive over the extended timeframes common for automated production lines.

Financial information regarding our business segments is included in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Customers

We sell our products to system integrators, Global 1000 companies and OEMs. Adept’s robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEM and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the automotive, consumer electronics, consumer products, food, industry applications, medical devices and pharmaceutical industries. No customer accounted for more than 10% of our revenues for any of the past three fiscal years.

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

Direct Sales Force. We employ a sales force which is geographically organized and sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2005, our North American direct sales force included 15 employees. We have three North American sales and customer support offices located in Livermore, California; Southbury, Connecticut; and Cincinnati, Ohio; As of June 30, 2005, our international sales organization included eight direct sales employees and six agents covering Europe and Asia.

Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive system integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel; however, we may in some cases form strategic alliances for certain potentially high volume market opportunities with greater benefits to the customer than exist in system integrator arrangements, although the benefits may come with contractual restrictions.

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

Research and Development

We focus our research and development efforts on the development of an integrated product line, which furthers our factory automation approach and which reduces cost, enhances performance, and improves ease of use for our customers. We carry out primary research and development activities in two locations; Livermore and Quebec, Canada.

Research and development activities at Livermore, California are focused on design of our motion and vision control boards and the mechanisms that utilize them. The vision software is designed and developed in our Quebec, Canada facility.

We have devoted, and, despite our expense reductions in the past few years, intend to devote in the future a significant portion of our resources to research and development programs. As of June 30, 2005, we had 40 persons engaged in research, development and engineering. Our research, development and engineering expenses were approximately $6.9 million for 2005, $7.1 million for 2004, and $10.6 million for 2003 and represented 13.6% of revenues for 2005, 14.4% of revenues for 2004, and 27.8% for 2003. The reduction in engineering expenses is primarily related to modest reductions in headcount and expanding operations at lower cost facilities.

Manufacturing

Adept’s manufacturing operations, which are located in Livermore, California and Dortmund, Germany, are utilized for product assembly, integration and test. We strategically outsource sub-components of our systems, including electronics assemblies and mechanical mechanisms. We have recently completed the turnkey outsourcing for our SmartController family of products (CX, sMI6, sDIO, and MotionBlox). This has eliminated any assembly in our facilities for this segment of our product line. This change allows for redeploying this capacity into a more flexible manufacturing capacity. This flexibility is important as we grow our Cobra and Viper businesses and as we look to grow the refurbished and upgraded installed base mechanisms for customers. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

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

Backlog

Our product backlog related to continuing operations at June 30, 2005 was approximately $6.4 million, as compared to approximately $6.3 million at June 30, 2004. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2005 to ship during fiscal 2006. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2005, we had 174 employees worldwide. Of the total, 40 were engaged in research and development, 40 in sales and marketing, 43 in service and support, 25 in operations, and 26 in finance and administration.

Competition

The market for intelligent automation products is highly competitive. We compete with a number of robot companies, motion control companies, and machine vision companies. Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. The basis for competition typically centers on price and performance. We believe that we favorably compete on the basis of higher performance, more capabilities, greater combination of speed, precision, and flexibility, and better support of our product line.

Our principal competitors in the assembly robot and linear modules markets include subsidiaries of Japanese companies, including Epson Corporation, Yamaha Corporation, Denso Corporation and Intelligent Actuator. We also compete with a small group of European companies, principally Staubli, which recently acquired Bosch Rexroth’s line of robots.

In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including Motoman, Inc., Kawasaki Robotics, Inc., and Staubli Corporation. In the 6-Axis market, Adept offers strong performance and more sophisticated controls and software.

In the machine vision market, our primary competition is from Cognex Corporation, who recently acquired DVT Corporation. They have a broader, more extensive product line than Adept but are focused on machine vision only.

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2005, we had obtained nine patents on various innovations in the field of robotics, motion control, and machine vision technology and had three patent applications pending. In addition, we make use of non-disclosure agreements with customers, suppliers, employees, and consultants. Adept attempts to protect its intellectual property by restricting access to its proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of the Company. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Seasonality

Historically, orders and revenue have been lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a significant decline between the fourth quarter of one fiscal year and the first fiscal quarter of the next year. While revenues in each quarter will vary based on the particular timing and type of sales made to customers, we expect that this seasonality will be less dramatic in the foreseeable future as our increased sales to Asia are expected to reflect a partially offsetting seasonal pattern.

ITEM 2.	PROPERTIES

Our headquarters are located in a leased building of approximately 75,000 square feet in Livermore, California. On August 6, 2003, we completed a lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore corporate headquarters, which significantly reduced the scope of the premises under lease and the associated occupancy expenses. Under the lease amendment, we were released of our lease obligations for two unoccupied buildings in Livermore and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot. In addition, the lease amendment carries liquidated damages equivalent to one year of rent obligations on the original lease in the event of default on the lease payments. As amended, the lease expires in May 2011 and obligates us to lease payments with 4.0% annual increases, plus insurance, property taxes and common area maintenance. Our fiscal 2006 Livermore lease obligation will be approximately $1.4 million. We renegotiated our facility lease in Los Angeles which reduced our projected lease expense from $136,000 to $98,000 in fiscal 2006, including a one time lease termination expense of $43,000. We lease an approximately 10,500 square foot facility in Quebec City, Canada for certain machine vision sales and research and development activities. The lease expires in 2009 and obligates us to payments of approximately $103,000 in fiscal 2006. We also lease facilities for sales and operations in Dortmund, Germany and for sales and/or customer training in Southbury, Connecticut; Cincinnati, Ohio; Massy, France; and Singapore. All of our properties are used by each of our two reportable business segments. Financial information regarding lease obligations is included in Note 8 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert H. Bucher	50	Chairman of the Board of Directors and Chief Executive Officer

Robert R. Strickland	61	Vice President of Finance and Chief Financial Officer

Matthew J. Murphy	48	Vice President of Operations and Product Development

John Dulchinos	43	Vice President, Robotics

Lee Blake	55	Vice President & General Manager, Service Operations

Janine Roth	50	Vice President, Marketing and Corporate Development

Barry Dale	61	Vice President, Worldwide Sales

Gordon Deans	46	Vice President, Business Development and General Manager Adept Canada

Joachim Melis	40	Vice President, Europe

Robert H. Bucher has served as Adept’s Chief Executive Officer and as Chairman of the Board since November 2003. Prior to joining Adept, Mr. Bucher was a consultant providing management advisory and financial investment to pre-IPO technology product and service businesses. From 1998 to 2001, Mr. Bucher was President and Chief Executive Officer of Norsat International Inc., a Canadian company that evolved under his leadership from a manufacturer and distributor of satellite components to a digital media infrastructure solution provider. Mr. Bucher held the position of Executive Vice President of Worldwide Operations at Measurex Corporation, an optimization, automation and solution system provider to the process industries from 1995 to 1998. Mr. Bucher holds a B.S. degree in Engineering from the University of Guelph, Canada.

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

Matthew J. Murphy joined Adept in March 2001 as Vice President of Engineering, and in March 2004 was appointed Vice President of Operations and Product Development. Prior to joining Adept, Mr. Murphy served in many roles at ADAC Medical Systems, a division of ADAC Laboratories (acquired by Philips Medical Systems) including Vice President of Product Marketing from 1999 to 2001, Vice President of Platform Engineering from 1997 to 1999, and Director of Imaging Technology from 1992 to 1997. Mr. Murphy was Staff Electrical Engineer for the Nuclear Medicine Division of ADAC Labs from 1989 to 1992. Mr. Murphy holds Bachelor of Science and Master degrees in Electrical Engineering. During his tenure with ADAC, Mr. Murphy wrote as well as participated in a series of fundamental patent applications.

John Dulchinos was appointed Vice President, Robotics in June 2004. Mr. Dulchinos joined Adept in October 1987 as a Regional Sales Engineer, and has held various roles at Adept including Director of OEM business, Vice President of North American Sales and Vice President of Worldwide Sales. Mr. Dulchinos holds both Bachelor and Master degrees in Mechanical Engineering with a concentration in Robotics.

Lee Blake joined Adept in April 2004 as Vice President & General Manager, Service Operations. Prior to joining Adept, Mr. Blake was employed at Newport Corporation, an advanced-technology products and systems company, from 1993 to 2003, and served as the Vice President of Product Development and Management from 2002 to 2003. Mr. Blake has held several executive management positions including Vice President of Marketing, Director of Global Marketing and Director of Market Development working for such companies as Raychem Corporation, Telecom International and General Electric Company. Mr. Blake holds a Bachelor of Science degree in Electrical Engineering and a Master of Business Administration degree with concentrations in marketing and finance.

Janine Roth joined Adept in April 2005. Prior to joining Adept, Ms. Roth served as vice president of business development and strategy at NetScreen Technologies, Inc. until the company was acquired by Juniper Networks in 2004. Prior to NetScreen, she was vice president of marketing and business development at Centigram Communications/ADC from 1998 to 2001. Before Centigram, Ms. Roth spent nine years overseas in GM and product management roles across BellSouth International’s 16 global operations. Ms. Roth holds a Bachelor of Arts degree, an MBA in international management, and a Masters of Science in computer science. She currently serves on the advisory boards of Tablus Inc. and Mistletoe Technologies, Inc.

Barry Dale joined Adept in February 2005 and serves as vice president of worldwide sales. He has over 25 years of experience in solutions, selling and growing international field organizations. Prior to joining Adept, Mr. Dale was a managing partner of Schooley Mitchell Teleco Consultants from 2002 to 2004. Mr. Dale served as vice president of global sales at Centigram Communications/ADC, from 2000 to 2001, where he was responsible for the company’s global sales activities, including development and growth of the sales team and mentoring of sales personnel. Before Centigram, Mr. Dale served as vice president of global sales and service at Measurex

Corporation/Honeywell, an optimization, automation and solution system provider to the process industries. Mr. Dale worked at Measurex/Honeywell from 1979 to 1999. Mr. Dale holds a Bachelor degree in electrical engineering.

Gordon Deans joined Adept in June 2004 as Vice President Business Development and General Manager, Adept Canada (formerly Hexavision Technologies). From March 2002 until joining Adept, Mr. Deans held the position of President of Telere Technologies, Inc. a consulting firm providing product marketing and business development services to high-tech organizations. Prior to joining Telere Technologies, Mr. Deans served as Director of Marketing at FSONA Communications Corp, a telecommunications equipment manufacturer, from 2001 to 2002. From 1999 to 2001 Mr. Deans served as Vice President of Broadband Networks at Norsat International, Inc., a satellite communications equipment company. Mr. Deans holds a Master of Electrical Engineering degree and a Bachelor of Science degree in Electrical Engineering.

Joachim Melis was appointed Vice President, Europe in August 2004. He joined Adept in October 1990 as an Applications Engineer in our German office and served as Applications Supervisor and then Manager of European Customer Service from 1992 to 1998. In 1998, Mr. Melis became Managing Director of the RDA Services Division. In July 2000, Mr. Melis became the Managing Director for Sales and Service in Germany, and in September 2002, added Sales and Service in France. Mr. Melis holds a Dipl.-Ing. Degree in Electronics.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock and Related Shareholder Matters

Until April 15, 2003, our common stock traded on the Nasdaq National Market under the symbol “ADTK”. From then until February 25, 2005, our common stock traded on the OTC Bulletin Board under the symbol “ADTK.OB”. On February 25, 2005, we completed a one-for-five reverse stock split, and subsequently our stock has traded on the OTC Bulletin Board as “ADEO.OB”.

The following table reflects the range of high and low sale prices for each full quarterly period as reported for trading on the Nasdaq National Market from July 1, 2002 thru April 14, 2003 and on the OTC Bulletin Board from April 15, 2003 through June 30, 2004. The high and low price information from the OTC Bulletin Board reflects interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices have been adjusted for the reverse stock split.

	Three Months Ended
	Jun. 30, 2005	April 2, 2005	Jan. 1, 2005	Oct. 2, 2004	Jun. 30, 2004	Mar. 27, 2004	Dec. 27, 2003	Sep. 27, 2003
High	$9.15	$8.50	$9.25	$7.50	$7.55	$9.35	$9.50	$6.00
Low	$4.80	$4.75	$5.50	$4.65	$4.55	$4.60	$4.20	$2.05

At September 23, 2005, there were approximately 281 shareholders of record.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from the section captioned “Equity Compensation Plan Information” contained in the Proxy Statement for our 2005 Annual Meeting of Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K. The historical results are not necessarily indicative of future results. Fiscal 2002 and 2001 results include the financial results of Pensar-Tucson, NanoMotion Inc., and HexaVision Technologies, Inc. subsequent to their acquisitions on April 28, 2000, May 31, 2000, and July 21, 2000, respectively. Fiscal 2002 also includes the financial results for CHAD Industries, Inc., subsequent to its acquisition on October 9, 2001. Fiscal 2003 results include the financial results of Meta Control Technologies, Inc., subsequent to its acquisition on August 30, 2002. Additionally, Adept has reclassified all periods presented to show “Currency exchange gain/(loss)” as a separate non-operating item; previously it was included in selling, general and administrative expense.

In 2004, Adept completed the disposition of its Solutions business segment, and its results have been recorded as discontinued operations.

In fiscal 2005, Adept completed a one-for-five reverse stock split, and all current and historical share and per share information included in this financial data has been restated to reflect the results of the reverse stock split.

(in thousands, except per share data)	Years Ended June 30,
	2005	2004	2003	2002	2001
Results of Operations:
Revenues	$50,480	$49,084	$38,214	$49,621	$100,313
Cost of revenues	27,319	29,488	27,025	30,623	65,303

Gross margin	23,161	19,596	11,189	18,998	35,010

Operating expenses:
Research, development and engineering	6,868	7,082	10,622	15,510	22,727
Selling, general and administrative	15,257	14,279	21,306	27,412	35,557
Restructuring charges	(33)	(697)	5,324	17,659	—
Amortization of goodwill and other intangibles	195	538	728	725	6,818
Impairment of goodwill and other long-lived assets	—	—	—	6,608	—
Gain on sale of assets	—	—	—	(1,566)	—

Total operating expenses	22,287	21,202	37,980	66,348	65,102

Operating income (loss)	874	(1,606)	(26,791)	(47,350)	(30,092)
Other income	314	—	—	—	—
Currency exchange gain (loss)	270	304	521	(595)	(445)
Interest income (expense), net	(163)	(362)	91	438	733

Loss from continuing operations before taxes and cumulative effect of change in accounting principle	1,295	(1,664)	(26,179)	(47,507)	(29,804)
Provision for (benefit from) income taxes	—	(1,555)	31	(3,358)	5,396

Net loss from continuing operations before cumulative effect of change in accounting principle	1,295	(109)	(26,210)	(44,149)	(35,200)
Loss from discontinued operations (1)	—	(7,216)	(2,762)	(5,702)	—

Net loss before cumulative effect of change in accounting principle	1,295	(7,325)	(28,972)	(49,851)	(35,200)
Cumulative effect of change in accounting principle (2)	—	—	—	(9,973)	—

Net income (loss)	$1,295	$(7,325)	$(28,972)	$(59,824)	$(35,200)

Net income (loss) per share:(3)
Basic income (loss) per share before cumulative effect of change in accounting principle from:
continuing operations	$0.21	$(0.02)	$(8.76)	$(16.13)	$(15.12)

discontinued operations	$0.00	$(1.33)	$(0.93)	$(2.08)	$(0.00)

Basic income (loss) per share	$0.21	$(1.35)	$(9.69)	$(18.21)	$(15.12)

Basic income (loss) per share after cumulative effect of change in accounting principle from:
continuing operations	$0.21	$(0.02)	$(8.76)	$(19.77)	$(15.12)

discontinued operations	$0.00	$(1.33)	$(0.93)	$(2.08)	$(0.00)

Basic income (loss) per share	$0.21	$(1.35)	$(9.69)	$(21.85)	$(15.12)

(in thousands, except per share data)	Years Ended June 30,
	2005	2004	2003	2002	2001
Basic number of shares used in computing per share amounts from:(3)
Continuing operations	6,063	5,427	2,991	2,738	2,327

Discontinued operations	6,063	5,427	2,991	2,738	2,327

Diluted income (loss) per share before cumulative effect of change in accounting principle from:
continuing operations	$0.19	$(0.02)	$(8.76)	$(16.13)	$(15.12)

discontinued operations	$0.00	$(1.33)	$(0.93)	$(2.08)	$(0.00)

Diluted income (loss) per share	$0.19	$(1.35)	$(9.69)	$(18.21)	$(15.12)

Diluted income (loss) per share after cumulative effect of change in accounting principle from:
continuing operations	$0.19	$(0.02)	$(8.76)	$(19.77)	$(15.12)

discontinued operations	$0.00	$(1.33)	$(0.93)	$(2.08)	$(0.00)

Diluted income (loss) per share	$0.19	$(1.35)	$(9.69)	$(21.85)	$(15.12)

Diluted number of shares used in computing per share amounts from:(3)
Continuing operations	7,873	5,427	2,991	2,738	2,327

Discontinued operations	7,873	5,427	2,991	2,738	2,327

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,334	$4,957	$3,234	$21,681	$21,500

Working capital	13,095	13,710	7,180	28,990	39,784

Total assets	32,209	30,946	35,781	62,494	95,573

Long-term liabilities	242	3,797	7,524	4,356	1,284

Redeemable convertible preferred stock	—	—	25,000	25,000	—

Total shareholders’ equity (deficit)	17,701	15,628	(11,583)	15,904	71,482

(1)	See Note 3 of Notes to Consolidated Financial Statements for a discussion of discontinued operations.
(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the cumulative effect of change in accounting principle.
(3)	See Note 1 of Notes to Consolidated Financial Statements for a discussion of the computation of net loss per share.

Quarterly Results of Operations (Unaudited)

During the Company’s financial statement closing process for the quarter ended June 30, 2005, certain matters were identified that necessitated the recording of adjustments to the Company’s consolidated financial information. The Company does not believe any of these adjustments are material, individually or in the aggregate, to the prior interim periods of the year based on both quantitative and qualitative factors, including the trend of operating results, nor does it believe the correction of such amounts during the quarter ended June 30, 2005 is material to the Company’s fourth quarter 2005 consolidated results of operations based on both quantitative and qualitative factors, including the trend of operating results. The impacts of these adjustments on our reported results of operations for the fourth quarter 2005 were as follows (increase (decrease) to income; in thousands, except per share amounts):

Revenue	$31
Operating income	$(371)
Net income	$(18)
Basic EPS	$0.00

Adept’s results of operations have varied and may continue to fluctuate significantly from quarter to quarter. Results of operations in any period should not be considered indicative of the results to be expected from any future period. We operate and report financial results ending on the last Saturday of a 13-week period for each of our first three fiscal quarters and at June 30 for our fiscal year end. For convenience, we have indicated in this Annual Report on Form 10-K our fiscal quarters end on March 31, December 31, September 30 and June 30.

Fiscal 2005

	Three Months Ended,
	(in thousands, except percentages and per share data)
	Jun. 30, 2005		Mar. 31, 2005		Dec. 31, 2004		Sep. 30, 2004
Revenues	$14,377	100.0%	$13,025	100.0%	$11,785	100.0%	$11,293	100.0%
Cost of revenues	7,970	55.4	7,061	54.2	6,461	54.8	5,827	51.6

Gross margin	6,407	44.6	5,964	45.8	5,324	45.2	5,466	48.4

Operating expenses:
Research, development and engineering	1,859	12.9	1,787	13.7	1,561	13.3	1,661	14.7
Selling, general and administrative	3,803	28.3	3,817	29.3	3,844	32.6	3,793	33.6
Restructuring expenses	—	—	—	—	9	0.1	(42)	(0.4)
Amortization of intangibles	49	0.3	49	0.4	49	0.4	48	0.4

Total operating expenses	5,711	41.6	5,653	43.4	5,463	46.4	5,460	48.3

Operating income (loss)	696	2.9	311	2.4	(139)	(1.2)	6	0.1
Other income	314	2.2	—	—	—	—	—	—
Currency exchange gain (loss)	(104)	(0.7)	50	0.4	241	2.0	83	0.7
Interest expense, net	(32)	(0.2)	(58)	(0.5)	(36)	(0.3)	(37)	(0.3)

Income before income taxes	874	4.2	303	2.3	66	0.5	52	0.5
Provision for (benefit from) income taxes	(29)	(0.2)	11	0.1	6	—	12	0.1

Net income (loss)	$903	4.4%	$292	2.2%	$60	0.5%	$40	0.4%

Basic income (loss) per share	$0.15		$0.05		$0.01		$0.01

Diluted net income (loss) per share	$0.12		$0.04		$0.01		$0.01

Basic number of shares used in computing per share amounts:	6,136		6,124		6,073		5,981

Diluted number of shares used in computing per share amounts:	7,939		7,949		7,940		7,802

Fiscal 2004

	Three Months Ended,
	(in thousands, except percentages and per share data)
	Jun. 30, 2004		Mar. 31, 2004		Dec. 31, 2003		Sep. 30, 2003
Revenues	$14,465	100.0%	$13,334	100.0%	$10,638	100.0%	$10,647	100.0%
Cost of revenues	8,366	57.8	7,822	58.7	6,482	60.9	6,818	64.0

Gross margin	6,099	42.2	5,512	41.3	4,156	39.1	3,829	36.0

Operating expenses:
Research, development and engineering	1,867	12.9	1,696	12.7	1,753	16.5	1,766	16.6
Selling, general and administrative	3,441	23.8	3,824	28.7	3,892	36.6	3,122	29.3
Restructuring expenses	—	—	(697)	(5.2)	—	—	—	—
Amortization of intangibles	111	0.8	142	1.1	107	1.0	178	1.7

Total operating expenses	5,419	37.5	4,965	37.2	5,752	54.1	5,066	47.6

Operating income (loss)	680	4.7	547	4.1	(1,596)	(15.0)	(1,237)	(11.6)
Currency exchange gain (loss)	(95)	(0.7)	34	0.3	390	3.7	(25)	(0.2)
Interest income (expense), net	(28)	(0.2)	(71)	(0.5)	(131)	(1.2)	(132)	(1.2)

Income (loss) from continuing operations before income taxes	557	3.8	510	3.8	(1,337)	(12.5)	(1,394)	(13.1)
Provision for (benefit from) income taxes	(141)	(1.0)	(1,433)	(10.8)	6	0.1	13	0.1

Income (loss) from continuing operations	698	4.8	1,943	14.6	(1,343)	(12.6)	(1,407)	(13.2)
Income (loss) from discontinued operations	(129)	(0.9)	(7,000)	(52.5)	(234)	(2.2)	147	(1.4)

Net income (loss)	$569	3.9%	$(5,057)	(37.9)%	$(1,577)	(14.8)%	$(1,260)	(11.8)%

Basic income (loss) per share from:
continuing operations	$0.12		$0.33		$(0.31)		$(0.46)

discontinued operations	$(0.02)		$(1.18)		$(0.05)		$0.05

Basic income (loss) per share	$0.10		$(0.85)		$(0.36)		$(0.41)

Diluted income (loss) per share
continuing operations	$0.10		$0.33		$(0.31)		$(0.46)

discontinued operations	$(0.02)		$(1.18)		$(0.05)		$0.05

Diluted net income (loss) per share	$0.08		$(0.85)		$(0.36)		$(0.41)

Basic number of shares used in computing per share amounts from:
continuing operations	5,978		5,944		4,359		3,079

discontinuing operations	5,978		5,944		4,359		3,079

Diluted number of shares used in computing per share amounts from:
continuing operations	7,801		5,944		4,359		3,079

discontinuing operations	7,801		5,944		4,359		3,079

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide intelligent vision-guided robotics and global robotics services to our customers in many industries including the electronics/communications, automotive, industrial appliance, food and pharmaceuticals, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. During the fiscal year ended June 30, 2005, product revenue mix was comprised of the following: 40% in electronics/communications, 21% in food and pharmaceuticals, 18% in industrial appliances, 14% in automotive, 2% in OEM, 2% in semiconductor, and 3% in all others. Product revenue encompasses sales of new systems, components, software and parts, and excludes revenue from training, consulting, and field service activities such as maintenance, repair, and system modifications. During the fiscal year ended June 30, 2004, product revenue mix was comprised of the following: 36% in electronics/communications, 18% in food and pharmaceuticals, 15% in industrial appliances, 11% in automotive, 11% in OEM, 7% in life sciences, 1% in semiconductor, and 1% in all others. During the fiscal year ended June 30, 2003, product revenue mix was as follows: 23% in electronics/communications, 21% in food and pharmaceuticals, 16% in semiconductor, 14% in industrial appliances, 12% in automotive, 7% in OEM, 4% in life sciences, and 3% in all others. This mix varies considerably from period to period due to a variety of market and economic factors.

We utilize our comprehensive portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customer’s increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold separately, though we intend to market and sell software licenses on a stand alone basis in the forseeable future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. In fiscal 2004, we introduced the Adept i-series robots, the only self-contained SCARA robot with the controller built inside the robot arm. These robots are designed for a broad range of basic applications that are currently utilizing dedicated automation or manual labor. We believe this SCARA technology has had and will continue to have, a significant positive impact on our gross margins during fiscal 2005 and beyond, as discussed in “Results of Operations-Gross Margin” below.

International sales generally comprise between 45% and 80% of our total revenues for any given quarter, and represented approximately 67% of our total revenues for fiscal 2005. In recognition of the increasingly international nature of our business, near the end of the third quarter 2005 we announced a new global vertical market business initiative. The new initiative focuses resources initially on developing applications for customers in the telecom, data storage, and automotive component vertical markets. We intend to work directly with leading customers in these markets, providing direct sales, service and engineering to develop more targeted products and applications. By being involved directly with the end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we will be more successful being included in the final design specifications for customers’ production and assembly lines.

During fiscal 2003, 2004 and 2005, Adept reduced operating costs and employee headcount, and restructured and eliminated certain operating lease commitments in order to appropriately size Adept for business demand. These actions have significantly reduced cash consumption. Adept has also accelerated the phase-in of newer generation products which have increased margins and, in November 2003, completed an equity financing with net proceeds of approximately $9.4 million. Additionally, during the third quarter of fiscal 2004, Adept disposed of its Solutions business segment as part of a strategy to focus on intelligent flexible automation products and services for AMH applications. In fiscal 2005, Adept began robot manufacturing operations in Dortmund, Germany. Our fiscal 2005 results reflect the impact of these actions on the company’s operations.

Our $3 million convertible note issued in connection with the restructuring of a facility lease matures in June 2006. If the holder does not elect to convert at his option before that time, Adept would be obligated to repay the note in full. Alternatively, if the holder converts the note, at an effective conversion price of $5.00 per share, Adept’s basic earnings per share will be affected by this conversion.

We completed a one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information in this Annual Report on Form 10-K reflects the results of the reverse stock split. The number of shares of common stock issued and outstanding and the number of authorized shares of common stock and preferred stock have been reduced according to the reverse stock split, but the rights and preferences of the shares of our common stock have remained the same. The reverse stock split did not change our financial condition, results from operations, the percentage of ownership of management, the number of our shareholders or other aspects of our business. However, the reverse stock split does increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2005, each year therein referred to as fiscal 2005, 2004 and 2003. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring expenses, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	deferred tax valuation allowance;

•	foreign currency exchange gain (loss); and

•	goodwill.

Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A small portion of our revenues arises from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss pass to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

Adept sells two separate and distinct categories of software: (1) software elements within Adept’s robot and controller products, and (2) standalone software licenses consisting primarily of Hexsight, a library of machine vision software tools. The software elements within Adept’s products are not sold separately nor are they marketed as separate product offerings to our customers. Our robots and controllers have features that are enabled or enhanced through the use of the software enabling tools and other software elements. Our software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. Adept believes that the software component of its products is incidental to its products and services taken as a whole. As a result, we recognize software revenue related to product sales in accordance with SAB 104.

We recognize stand-alone software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on revenue recognition for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and creditworthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral from our customers. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

Our policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due, which is based on our historical bad debt experience. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, we evaluate the creditworthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional allowance percentage.

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

Warranties. Our warranty policy is included in our Terms of Sale and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Foreign Currency Exchange Gain (Loss). The Company applies Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation,” with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. The Company performs a detailed review of the underlying monetary and nonmonetary transactions each quarter to ensure these transactions are correctly evaluated based on SFAS 52 pronouncement guidelines. Adept does not currently apply a hedging strategy against its currency positions as defined under SFAS 133, Accounting for Derivative Instruments and Hedging Activities.

Goodwill. The carrying values of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future sales and production volumes, revenue and expense growth rates, changes in working capital use, foreign exchange rates and selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the reporting unit. Adept tests its intangible assets annually on April 1 unless there are indications during an interim period that such assets may have become impaired. Our management uses its judgment in assessing whether intangible assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.

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

We acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the shareholder and its affiliates of up to $1.7 million through August 2008 but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration. Such amounts will be charged to operations when incurred. Through June 30, 2005, we have not incurred any expenses related to the discounts and royalties.

Under the terms of the acquisition agreement, we issued 146,000 shares of our common stock to the shareholders of Meta with a value of $825,000, determined based on the average closing price of Adept’s stock for the period of three trading days ended September 3, 2002.

Results of Operations

Comparison of Fiscal 2005 to 2004

Revenues. Revenues increased $1.4 million or 2.8% to $50.5 million for 2005 as compared to $49.1 million for 2004. The increase in revenue was attributable to an increase in our services and support segment, partially offset by a modest decrease in our components segment. Components segment revenues decreased 2.4% to $34.3 million for the fiscal year ended June 30, 2005 from $35.1 million for the fiscal year ended June 30, 2004. The decrease resulted from reduced sales of components for semiconductor manufacturing systems, partially offset by increased sales of Cobra robots and our new AdeptViper™ 6-axis robot. We delivered and recorded revenues in the third quarter for 60 units of AdeptViper to a global cell phone contract manufacturer as part of a potential multi-year manufacturing project, although additional sales to this customer have not occurred and the prospect of future sales is uncertain. Additionally, we saw continued growth in software revenues from our HexaVision software product, and recorded a significant software license sale of $1.1 million in the first quarter of fiscal 2005.

Services and support segment revenues increased 16.0% to $16.2 million for the fiscal year ended June 30, 2005 from $14.0 million for the fiscal year ended June 30, 2004. The increase is primarily attributable to services involved in the redeployment and refurbishing of existing customer equipment, with strong demand from the disk drive industry and increasing redeployment of production lines by our customers to plants in Asia.

Our domestic sales were $16.5 million in fiscal 2005 compared to $26.4 million in fiscal 2004, a decrease of 37%. Our international sales were $33.9 million in fiscal 2005 compared to $22.7 million in fiscal 2004, an increase of 50%. This trend towards a predominance of international sales is likely to continue, as domestic manufacturing markets remain soft and as the corporate trend to outsourcing manufacturing activity outside of the United States continues . The increase in revenues from international sales is primarily attributable to strong sales associated with the automotive component and consumer electronics applications in Europe, aided by the favorable exchange rate between the euro and the U.S. dollar for much of the year. In addition, sales in Asia increased by $1.8 million or 55% to $4.9 million in fiscal 2005 as compared with fiscal 2004. We are strengthening our international presence with the recent introduction of European sourced manufacturing and are establishing a service office in China.

We expect that revenues from our international customers will continue to account for a significant portion of our total revenue and approximately 40 to 50% of our product sales to European customers will be priced in euros. The mix of euro denominated business has enhanced the competitiveness of our prices and increased our revenues and gross margins as the euro strengthened relative to the U.S. dollar; however, future fluctuations in the rate of exchange between the dollar and the euro have the potential to significantly impact, either positively or adversely, our business and operating results. Our partial European revenues in euros provide us with a natural hedge in that the expenses we incur in our European operations are predominantly in euros.

Gross Margin. Gross margin as a percentage of revenues was 45.9% in fiscal 2005 compared to 39.9% in fiscal 2004. The gross margin improvement resulted principally from improved robot component designs, increased outsourcing of robot subassemblies, and reduced manufacturing overhead costs. We also enjoyed the positive impact of the exercise of a vision software license option in the first quarter, which had minimal associated cost of revenues. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. Gross margins also benefited in fiscal 2005 from sales of products aggregating $830,000 for which there was no associated cost of revenues because the inventory had been previously considered excess or obsolete and written- off. We will continue to seek ways to obtain value out of previously written-off materials. We expect gross margins to continue to improve modestly in fiscal 2006 due to continuing cost improvement programs and the introduction and sale of higher margin products. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software licensing activity.

Research, Development and Engineering Expenses. Research, development and engineering expenses decreased by 3.0% to $6.9 million, or 13.6% of revenues, in 2005 from $7.1 million, or 14.4% of revenues, in 2004. This decrease is primarily the result of decreased spending on fewer, more focused, development projects, modest reductions in headcount, and expanding operations in lower cost facilities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $978,000 or 6.9% to $15.3 million, or 30.2% of revenues, in 2005 as compared with $14.3 million, or 29.1% of revenues, in 2004. The increase reflected increases in sales and marketing expenditures to secure new business in the consumer electronic and telecommunications industries and in software sales to OEMs, as well as increased activity in customer service to expand our reach in Europe and China. Also increased were expenditures for independent audit and controls review activities as we must meet increased requirements in the future resulting from the Sarbanes-Oxley Act and other accounting and legal requirements, partially offset by a reduction in bad debt expenses. We have not yet undertaken the bulk of effort related to Section 404 compliance, and expect to incur substantial costs in connection with that project sometime prior to our completion deadline of June 30, 2007.

Restructuring Charges. Restructuring charges in fiscal 2004 reflect a reversal of $697,000 in previously accrued restructuring charges. This resulted from favorable settlement of an outstanding lease obligation. We reversed an additional $33,000 in restructuring charges in fiscal 2005, which resulted primarily from the sublease of unused sales offices.

Intangible Assets Amortization. Intangible assets amortization was $195,000 in 2005 compared to $538,000 in 2004. The amortization has declined because certain of our intangible assets have now been fully amortized.

Interest Expense, Net. Interest expense, net of interest income, was $163,000 in 2005 compared to $362,000 in 2004. Interest expense for both years included interest expense accrued on our $3.0 million convertible note due June 30, 2006, which bears a 6% fixed interest rate. In addition, interest expense for 2004 includes charges incurred on advances received under an accounts receivable purchase facility and a promissory note, both of which have since been repaid.

Other Income. Other income of $314,000 was recorded in fiscal 2005 as we disposed of equity positions in third parties, the substantial majority of which had been previously written off.

Foreign Currency Exchange Gain. Foreign currency exchange gain in 2005 was $270,000 compared to $304,000 in 2004. These gains resulted primarily from our sales activity in Europe and the strengthening of the euro versus the U.S. dollar during much of fiscal 2005 and 2004. In the past we have included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in fiscal 2005 we classified foreign currency gains or losses as a separate non-operating line item in the statement of operations, and prior period financial results have been reclassified for consistent presentation.

Provision (benefit) for Income Taxes. The provision for income taxes for fiscal 2005 was zero as we utilized our operating loss carry forward credits to offset both domestic and foreign taxes. There was a benefit from income taxes of $1.6 million for fiscal 2004, which reflects the reversal of previously accrued taxes resulting from management’s reassessment of the appropriate level of tax liabilities for Adept based upon our operating levels and recent filings of our federal, state, and certain international tax returns.

Backlog. Our product backlog related to continuing operations at June 30, 2005 was approximately $6.4 million, as compared to approximately $6.3 million at June 30, 2004. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal period are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2005 to ship during fiscal 2006. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

Comparison of Fiscal 2004 to 2003

Discontinued Operations. During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. The disposition of the Solutions business segment included the closure of Adept’s Orange County, California division. As part of the disposition, Adept transferred certain intellectual property and related assets valued at $0.1 million not related to Adept’s robotics components and services businesses, to a corporation formed by former employees of Adept’s now closed Orange County, California division in exchange for the assumption of certain of Adept’s liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for fiscal 2004 of $7.2 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the Solutions business segment. Adept will have no significant continued involvement in the Solutions business, the cash flows related to the Solutions business are eliminated from the ongoing operations, and the sale was fully completed in the third quarter of fiscal 2004, with Adept retaining no interest in the Solutions business. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item in the consolidated statements of operations as discontinued operations.

Revenues. Our revenues from continuing operations increased by 28.4% to $49.1 million in 2004 from $38.2 million in 2003. The increase in revenue was attributable to increases in both our components segment and our services and support segment, with such increases driven by the strong demand for our advanced line of Cobra robots, growth in demand for upgrading existing installed equipment to the current technology, and a general improvement in the business climate in the industries we serve. Components revenues increased 40% to $35.1 million for the fiscal year ended June 30, 2004 from $25.0 million for the fiscal year ended June 30, 2003. The increase is attributable to the strong demand for our advanced line of Cobra robots, partially offset by a decrease in revenue associated with fewer sales of our linear modules. Additionally, we saw continued modest growth in software revenues from our HexaVision software product. Services and Support revenues increased 5.6% to $14.0 million for the fiscal year ended June 30, 2004 from $13.2 million for the fiscal year ended June 30, 2003. The increase is primarily attributable to services involved in the redeployment and refurbishing of existing customer equipment which we believe was driven by customers choosing to extend the useful life of their existing equipment rather than commit capital expenditures to purchase new equipment.

Our domestic sales from continuing operations were $26.4 million in fiscal 2004 compared to $21.1 million in fiscal 2003, an increase of 25.1%. Our international sales from continuing operations were $22.7 million in fiscal 2004 compared to $17.1 million in fiscal 2003, an increase of 32.8%. The increased revenue from international sales is mainly attributable to the favorable exchange rate between the U.S. dollar and euro, combined with the proposed shorter European work week which accelerated the automation of factories, particularly in automotive.

Gross Margin. Gross margin from continuing operations as a percentage of net revenue was 39.9% in 2004 compared to 29.3% in 2003. We experienced an improvement in average selling prices and unit volumes over each quarter of fiscal 2004 for our Smart-based Cobra robots, which have an improved cost structure as compared to the VME-based Cobra robots. We also benefited from improved utilization of our manufacturing capacity and improvements in our inventory and materials management. We have aggressively outsourced those processes where we provide little or no manufacturing value-add. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins.

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

Interest Income (expense), Net. Interest income (expense), net, was expense of ($362,000) in fiscal 2004 compared to income of $91,000 in fiscal 2003. The increase reflects the extensive use of the Silicon Valley Bank credit facility during the first two quarters of fiscal year 2004. The balance of the credit facility was paid in full early in the third quarter of fiscal year 2004, and we did not drawn down on the credit facility during the remainder of fiscal year

2004. Additionally, interest expense included interest accrued on the promissory note owed to JDS Uniphase Corporation prior to its repayment in November 2003 and interest expense accrued on the $3.0 million convertible subordinated note to our Livermore facility landlord, which bears a 6% fixed interest rate.

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

Long-Lived Assets

Our long-lived assets consist primarily of fixed assets of $1.2 million (net of depreciation), goodwill of $3.2 million, and $228,000 of other intangible assets (net of amortization). Financial information regarding the geographic breakdown of our long-lived assets is included in Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Transactions with Related and Certain Other Parties

On January 31, 2004, Adept entered into a Severance Agreement and Release of All Claims with each of Mr. Carlisle and Mr. Shimano on substantially the same terms. Under the terms of the Severance Agreements, Adept agreed to pay each of Mr. Carlisle and Mr. Shimano severance payments equivalent to six months’ base salary, less appropriate withholdings, plus medical, dental and vision benefits through February 2004 and agreed to maintain coverage for the former executives under its Directors and Officers Liability policy for three years. In addition, all of Mr. Carlisle’s and Mr. Shimano’s respective stock options scheduled to vest through November 4, 2004 fully vested immediately upon entry into the agreement and were exercisable until November 4, 2004. In return for these payments and benefits, each of Mr. Carlisle and Mr. Shimano agreed to release Adept from any and all potential claims and the parties affirmed certain confidentiality and non-solicitation agreements between Adept and the former executives.

Michael Overby served as Vice President of Finance and Chief Financial Officer of Adept until June 2004, at which time he was appointed Vice President of Finance and Chief Accounting Officer. Incident to his separation from Adept, Mr. Overby and Adept entered into an agreement dated October 19, 2004, which set forth the termination of his employment with Adept effective September 30, 2004. The expiration date of 112,500 stock options held by Mr. Overby, granted in connection with Adept’s 2001 Salary for Options program, was extended from October 1, 2004 to October 1, 2007. In addition, Mr. Overby’s medical, dental, vision, life and certain other insurance coverage was continued through September 30, 2004, subject in part to extension or conversion at his own expense.

Liquidity and Capital Resources

We have limited cash resources, and because of certain regulatory restrictions on our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of June 30, 2005, we had an aggregate cash balance of $5.3 million, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at year-end. We currently depend on funds generated from operating revenue plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in fiscal 2006, (iii) that funds remain available under our existing credit facility or a new credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted into shares of common stock. We believe our sources of funds will be sufficient to finance our operations for at least fiscal 2006, though we intend to be opportunistic with respect to activities surrounding the raising of additional capital.

Cash and cash equivalents increased $377,000 from June 30, 2004. Net cash provided by operating activities of $339,000 was attributable to net income of $1.3 million augmented by $1.2 million of non-cash charges including depreciation and amortization, a reduction of net accounts receivable of $2.2 million, and an increase in accounts payable of $1.2 million, partially offset by a $4.0 million increase in net inventory. The inventory increase was in part the result of a program to improve customer order lead times by maintaining standard robot components in stock, as well as increased parts inventory to support expansion of the remanufacturing and service business. The other item affecting the operating cash flows was primarily the $1.6 million decrease in other accrued liabilities and deferred revenues, which reflected the reduction in deferred revenues as we attained the criteria for revenue recognition during the year.

Cash used in investing activities of $740,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software, and includes investment in our Dortmund, Germany facility to begin carrying out final assembly and test operations.

Cash provided by financing activities of $778,000 was related to proceeds from our employee stock purchase plan and, to a lesser extent, exercises of employee stock options.

On June 15, 2005, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million (an increase of $1.0 million from the predecessor agreement) or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, less the amount of all outstanding letters of credit and less the amount equal to 10% of outstanding FX Contracts. The aggregate of overadvance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. Foreign accounts represent an additional borrowing base under the Amendment, must meet the same eligibility requirements as domestic receivables except they may be located outside the U.S. and Canada, and are permitted up to a maximum of 25% of the total eligible accounts receivable, the latter being defined as the “Borrowing Base”.

The Amendment authorizes SVB to issue letters of credit for Adept’s account in an amount not to exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

Adept may also enter into foreign exchange forward contracts with SVB (“FX Forward Contracts”), provided that Adept has loans available in an amount of at least 10% of the amount of the FX Forward Contract, and the total FX Forward Contracts outstanding at any one time may not exceed 10 times the amount of the “FX Sublimit”. The FX Sublimit is equal to the lesser of $3.5 million minus the amount of all outstanding letters of credit or the lesser of the Credit Limit or the Borrowing Base minus the amount of all outstanding letters of credit and all outstanding loans.

Interest rates vary depending on Adept’s Adjusted Quick Ratio. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB plus 80% of Adept’s eligible accounts to Adept’s current liabilities, less the current portion of Adept’s deferred revenues. If the Adjusted Quick Ratio as of the end of a month is 1.5 to 1.0 or greater, then the interest rate will be equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 0.5%. If the Adjusted Quick Ratio as of the end of a month is less than 1.5 to 1.0, then the interest rate will be the Prime Rate plus 1.5%. Adept must make quarterly payments for any unused available loan amounts at a rate of 0.20% per annum. The Amendment will expire on June 15, 2006.

The Amendment is to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, which amended and restated a predecessor Accounts Receivable Purchase Agreement (the “Purchase Agreement”). In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept and a warrant Adept issued SVB to purchase 20,000 shares of Adept’s common stock at a price of $5.00 per share. The warrant has an expiration date of March 20, 2008.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2005.

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

In connection with the lease restructuring, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. Principal and interest are payable in cash, unless the landlord elects to convert the principal amount of the note into Adept’s common stock. Interest on the principal amount converted may be paid, at Adept’s election, in cash, by converting such interest into principal amount, or by issuance of common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share and the resulting shares carry certain other rights, including registration rights, participation rights and co-sale rights in certain equity sales by Adept or its management. This liability is recorded as short-term debt in the accompanying consolidated balance sheet. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept’s failure to pay note obligations when due, Adept’s default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept’s business or ability to pay note obligations, or a change of control of Adept without the landlord’s consent. Adept was in compliance with these provisions as of June 30, 2005. Adept has registered the shares issuable upon exercise of the note for resale to the public under the Securities Act of 1933, and shares acquired upon exercise of the note could be sold without restriction. If holder does not convert the note into shares, the total owed at maturity will be $3.5 million including accrued interest. However, Adept believes conversion may be likely if Adept’s common stock price remains above $5.00.

On November 18, 2003, we completed a private placement (the “2003 financing”) of an aggregate of approximately 2.2 million shares of common stock to several accredited investors for net proceeds after costs and expenses of approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 1.11 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. The warrants expire on November 18, 2008. Under the terms of these warrants, Adept may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $12.50 per share, subject to any further adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, Adept has registered the shares it sold and the shares underlying the warrants it granted for resale to the public, and these shares could be sold with little restriction.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows.

Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R will be effective for Adept for the quarter beginning July 1, 2005. See “Stock-Based Compensation” in Note 1 to our Condensed Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three fiscal years 2005, 2004, and 2003. Although we have not yet determined whether the adoption of Statement 123R will result in future amounts that are similar to the current pro forma disclosures under Statement 123, the Company has evaluated the requirements under Statement 123R and plans to continue using the Black-Scholes method, with modifications to the methodology for reporting under Statement 123R guidelines.

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

Statement 153, Exchanges of Nonmonetary Assets, was issued subsequent to the November 17-18, 2004 EITF Meeting and is effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. FAS 153 amends paragraphs 20 and 21 of APB Opinion 29 as follows. A nonmonetary exchange shall be measured based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset relinquished, and not on the fair values of the exchanged assets, if any of the following apply: (a) fair value is not determinable, (b) the exchange transaction is to facilitate sales to customers, (c) exchange transactions lack commercial substance. A nonmonetary exchange has commercial substance if the entity’s future cash flows are expected to change significantly as a result of the exchange due to: (a) the configuration (risk, timing and amount) of future cash flows of the assets received differs significantly from cash flows of assets transferred, or (b) the entity specific value of the asset received differs from the entity specific value of the asset transferred, and the difference is significant in relation to the fair values of the assets exchanged. We do not anticipate the adoption of FAS 153 will have a significant impact on our financial condition or results of operations.

Statement 154, Accounting Changes and Error Corrections, was issued by the FASB in May, 2005 as a replacement of APB Opinion No. 20 and FASB Statement No.3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. We believe that adoption of Statement No. 154 will not have an impact on Adept Technology’s historical filings, and will be complied with in all future filings.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2005 follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt obligations	$3,000	$3,000	$—	$—	$—
Operating lease obligations	8,404	1,776	2,873	2,563	1,192
Purchase obligations	9,130	9,130	—	—	—

Total	$20,534	$13,906	$2,873	$2,563	$1,192

During fiscal 2004 we incurred $3.0 million of debt due June 2006 in the form of a convertible subordinated note in connection with the lease restructuring of our Livermore lease, as discussed above. Operating leases primarily represent commitments for facilities, along with lesser obligations for office equipment and motor vehicles. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	our limited cash resources;

•	our ability to effectively manage our working capital;

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics/communications, automotive, food, pharmaceutical, and other markets we serve;

•	a change in market acceptance of our products or a shift in demand for our products;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	exchange rate fluctuations;

•	seasonal fluctuations in demand and our associated revenue;

•	our ability to expand our product offerings through acquired technologies and products;

•	extraordinary events such as litigation or acquisitions;

•	decline or slower than expected growth in those industries requiring precision assembly automation; and

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Revenues also impact our gross margins. Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of the variance in gross margins. The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products (such as mechanical subsystems purchased from third party vendors), and higher margin software products. Other factors that impact gross margins include:

•	currency exchange rate fluctuations for our international sales;

•	the average selling prices of products we sell including changes in the average discounts offered;

•	the costs to manufacture, service and support our products and enhancements;

•	the costs to customize our systems;

•	the volume of products produced and associated production volume variances, if any, generated;

•	our efforts to enter new markets; and

•	certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

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

We have significant and expanding operations outside the United States. International sales from continuing operations were $33.9 million for the fiscal year ended June 30, 2005, $22.7 million for the fiscal year ended June 30, 2004, and $17.1 million for the fiscal year ended June 30, 2003. This represented 67.2%, 46.1% and 44.8% of net revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also purchase some critical components and mechanical subsystems from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	transportation costs and delays;

•	foreign currency fluctuations;

•	export/import controls;

•	tariff regulations and other trade barriers;

•	higher freight rates;

•	difficulties in staffing and managing foreign sales operations;

•	stringent local jurisdictional requirements regarding employees and union activity;

•	greater difficulty in accounts receivable collection in foreign jurisdictions; and

•	potentially adverse tax consequences.

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 and 2005 has resulted in a currency exchange gain for us, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Continued change in the values of the euro or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

We recently established a service and support office in China and anticipate increasing business as our customers expand China manufacturing. We sell standard components for products to OEMs who deliver products to Asian markets such as Japan, Malaysia, Korea, and China. Past turmoil in Asian financial markets and weakness in underlying economic conditions in certain Asian countries may continue to impact our sales to OEM customers who deliver to, are located in, or whose projects are based in those Asian countries. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer’s or our bank’s financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced a significant decline in sales to OEMs serving the Asian market.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances, although this portion is estimated at less than $500,000. As of June 30, 2005, we had an aggregate cash balance of $5.3 million, and a short term credit facility of up to $5.0 million, under which no amounts were outstanding at year-end. We currently depend on funds generated from operating activities plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in fiscal 2006, (iii) that funds remain available under our existing credit facility or a new credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted into shares of common stock.

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

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In fiscal 2005, U.S. manufacturing markets remain soft. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending. We made additional cost reductions in fiscal 2003, 2004 and 2005 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

New regulations related to equity compensation could adversely affect our results of operations.

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation, which is effective for Adept starting in the beginning of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Adept has evaluated option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options and will continue using the Black-Scholes method, with adjustments to the methodology as necessary for reporting under Statement 123R guidelines. Adept expects the adoption will have a significant impact on our operating results.

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

If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. For example, during the fiscal 2005 audit, our external auditors identified a material weakness related to the number of post-closing adjustments recorded by us, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” We are currently reviewing our internal control processes to remediate these issues. To prepare for compliance with Section 404, which for the Company under current regulations will be required as of June 30, 2007, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We hired our Chief Executive Officer, Mr. Robert Bucher, in November 2003. In December 2003, our employment relationships with our former Chief Executive Officer and Vice President, Research and Development, were terminated. We have made and are continuing to make other changes in the management team, including the elimination of some positions and the replacement of certain other personnel. In March 2004, we promoted Matt Murphy to Vice President of Operations and Product Development. In May and June 2004, we recruited a new Vice President of Business Development, Vice President of Service and Support, and a Chief Financial Officer. In April 2005 we brought in a new Vice President of Worldwide Sales and Vice President of Marketing and Corporate Development. To achieve benefits from these personnel changes, we must retain the services of Mr. Bucher, Mr. Strickland, our CFO, and other key managerial personnel. In connection with this effort, we must minimize any business interruption or distraction of personnel as a result of these changes and our reorganization efforts. We cannot guarantee that we will be successful in doing so, or that such management and personnel changes will result in, or contribute to, improved operating results.

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

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products. We have also reduced headcount in connection with our restructurings and made changes in other senior personnel including the hiring of a new Chief Financial Officer at the beginning of fiscal 2005 and the promotion of our Vice President of

Operations and Product Development and the hiring of a Vice President of Business Development, Vice President, Service Operations, Vice President of Worldwide Sales, and Vice President of Marketing and Corporate Development, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than the CEO’s offer letter, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our senior management.

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

Any acquisition we may make in the future could disrupt our business, increase our expenses and adversely affect our financial condition or operations.

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

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to such consequence as: the imposition of substantial fines, suspension of production, and alteration of manufacturing processes or cessation of operations.

Compliance with environmental regulations could require us to acquire expensive remediation equipment or to incur substantial expenses. Our failure to control the use, disposal, removal, storage, or to adequately restrict the discharge of or assist in the cleanup of hazardous or toxic substances, could subject us to significant liabilities, including joint and several liability under certain statutes. The imposition of liabilities of this kind would harm our financial condition.

Risks Related to our Stock

The conversion of our convertible note maturing June 2006, outstanding warrants and the sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market could adversely affect the prevailing market price of our common stock.

We had an aggregate of 6,137,137 shares of common stock outstanding as of June 30, 2005. Our outstanding convertible note is convertible, at the option of the holder, into up to 600,000 shares at a conversion price of $5.00 per share (less than the price of our common stock at June 30, 2005), and matures on June 30, 2006. Thus this note must either be repaid or converted during the current fiscal year. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. We have registered for resale by the investors the shares of common stock issuable upon exercise of the warrants issued in the 2003 financing and the shares issuable upon conversion of the convertible note. The resulting shares carry certain other rights, including registration rights, participation rights and co-sale rights in certain equity sales by us or our management. Selling security holders included in the registration statement may offer up to an aggregate of approximately 3.9 million shares of our common stock, 1,711,112 shares of which are not currently outstanding but may be in the future.

Additionally, at June 30, 2005, options to purchase approximately 762,258 shares of our common stock were outstanding under our stock option plans, and an additional 390,429 shares of common stock were reserved for issuance under our stock option plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. Silicon Valley Bank (SVB) also holds a warrant to purchase 20,000 shares of our common stock, with an exercise price of $5.00 per share. The exercise of options, and conversion of the warrants and note will significantly increase the number of conversion shares outstanding, diluting the ownership interests of our existing shareholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our common stock trades on the OTC Bulletin Board, which may negatively impact the trading activity and price of our common stock.

Although we intend to apply for quotation of our common stock on the Nasdaq National Market, our common stock currently trades on the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq and other listed exchanges and may not be accepted for listing on Nasdaq. Trading in our stock has been relatively thin with increased price volatility because smaller quantities of shares are bought and sold, transactions may take longer to complete, and securities analysts’ and news media coverage of Adept has diminished. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. We completed a 1-for-5 reverse stock split effective February 25, 2005, and this could further reduce liquidity. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. Our stock’s OTC status and failure to relist on Nasdaq or other national exchange may also result in the potential loss of confidence by suppliers, customers, and employees, the lack of institutional investor interest, the availability of fewer business development and other strategic opportunities, and the additional cost of compensating our employees using cash and equity compensation.

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

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on the OTC Bulletin Board, or Nasdaq or other exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation regarding proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including our 2003 financing and warrants, the convertible note conversion, and the SVB financing warrant.

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

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, that are involved in rapidly changing markets are particularly subject to this risk. Although our financial results have improved, we incurred net operating losses in recent fiscal years. We may be the target of litigation of this kind in the future. Any securities litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

Recent legislation, higher liability insurance costs and other increased costs of being public are likely to impact our future consolidated financial position and results of operations.

Significant regulatory changes, including the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and new accounting pronouncements or regulatory rulings will have an impact on our future financial position and results of operations. These regulatory requirements have, and in the future, are likely to increase general and administrative costs. In addition, insurance companies have significantly increased insurance rates as a result of higher claims in recent years, and our rates for our various insurance policies increased as well. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our financial position and operating results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents our cash amounts and related weighted-average interest rates:

(in thousands)	June 30, 2005	Fair Value
Cash and cash equivalents	$5,334	$5,334
Average rate	1%

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

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the fiscal year ended June 30, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, were not effective in light of the material weakness described below.

We were advised by Ernst & Young LLP, our independent auditors, that during their performance of audit procedures related to our financial statements for the year ended June 30, 2005 they identified a “material weakness” in our internal controls as defined in Statement on Auditing Standards No. 60, “Communication of

Internal Control Related Matters Noted in an Audit” (“SAS 60”). As defined by SAS 60, a material weakness is “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” The material weakness related to the high number of post-closing adjustments recorded by Adept. This weakness in the communication, analysis and review elements of our financial accounting function could prevent our reasonable assurance that financial information is processed and reported timely. We are in the process of reviewing and strengthening our internal control procedures and intend to pursue remedial actions such as more detailed procedures and additional training for appropriate finance personnel to ensure all aspects of our financial statement close processes reflect full compliance with U.S. generally accepted accounting principles.

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adept have been prevented or detected.

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

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance” contained in our Proxy Statement related to the 2005 Annual Meeting of Shareholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement. The information required by this item concerning our Code of Ethics/Business Conduct is incorporated by reference from the section captioned “Corporate Governance” contained in the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections captioned “Corporate Governance: “Executive Compensation and Other Matters” and “Stock Price Performance Measurement Graph” contained in the Proxy Statement.

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

The information required by this item is incorporated by reference from the section captioned “Fees billed to Adept by Ernst & Young LLP during Fiscal Years 2004 and 2005” contained in the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

(a)(3) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816) (the “1995 Form S-1”)).

3.2	Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on November 17, 2000 (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (No. 333-48638)).

3.3	Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on February 25, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2005).

3.4	Statement of Preferences of Series A and Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the fiscal quarter ended September 29, 2001 (the “2002 First Quarter 10-Q”)).

3.5	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the Securities and Exchange Commission on May 17, 2005).

4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.2 to the 1995 Form S-1).

4.2	Agreement by and between the Registrant and JDS Uniphase dated November 14, 2003 (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360).

10.1 *	1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50292).

10.2 *	1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended September 28, 2002).

10.3 *	1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended June 30, 1997 (the “1997 Form 10-K”)).

10.4	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.5 to the 1995 Form S-1).

10.5	Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993, as amended (incorporated by reference to Exhibit 10.6.2 to the 1995 Form S-1).

10.6 *	2003 Stock Option Plan, as amended, and form of Option Agreements thereto (incorporated by reference to Exhibits 10.1. 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange commission on January 19, 2005, No. 333-122148).

10.7**	Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

10.8**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the 2000 Form 10-K/A).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the 2001 First Quarter Form 10-Q).

10.10	Amendment No. 1 dated September 9, 1997 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.3 to the 2001 First Quarter Form 10-Q).

10.11	Amendment No. 2 dated June 17, 1998 to Office Building Lease between Registrant and Puente Hills Business Center II dated May 20, 1993 (incorporated by reference to Exhibit 10.4 to the 2001 First Quarter Form 10-Q).

10.12**	Supply, Development and License Agreement dated October 22, 2002, between the Registrant and JDS Uniphase Corporation (incorporated by reference to Exhibit 10.1 to the 2002 First Quarter 10-Q).

10.13*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005, filed with the Securities and Exchange Commission on May 17, 2005).

10.14*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.15	Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 (the “2003 Third Quarter 10-Q”)).

10.16	Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

10.17	Warrant to Purchase Stock dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the 2003 Third Quarter 10-Q).

10.18	Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.19	Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2003).

10.20	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004 (the “2004 Form S-2”).

10.21	Form of Warrant, dated November 18, 2003 to purchase Common Stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the 2004 Form S-2).

10.22	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the 2004 Form S-2).

10.23	Agreement by and between the Registrant and JDS Uniphase dated November 14, 2003 (incorporated by reference to Exhibit 10.30 to the 2004 Form S-2).

10.24*	Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.25	Amendment to Loan Documents, dated as of April 22, 2004 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3. to the 2004 Third Quarter 10-Q).

10.26	Loan and Security Agreement, dated April 22, 2004, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4. to the 2004 Third Quarter 10-Q).

10.27*	Termination letter from Adept Technology, Inc. to Michael Overby dated October 19, 2004 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004).

10.28*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.29*	Form of Director Option Agreement under 2004 Director Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange commission on January 19, 2005, No. 333-122155).

10.30*	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.31*	Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.32	Amendment to Loan Documents, dated as of June 15, 2005 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005).

10.33*	Second Half Fiscal Year 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.34*	Adept Technology, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

+	Schedules have been omitted and will be provided to the SEC upon request.

(b) Exhibits.

See Item 15(a)(3) above.

(c) Financial Statement Schedules.

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

Date: September 27, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT H. BUCHER (Robert H. Bucher)	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	September 27, 2005

/s/ ROBERT R. STRICKLAND (Robert R. Strickland)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 27, 2005

/s/ RONALD E. F. CODD (Ronald E. F. Codd)	Director	September 27, 2005

/s/ MICHAEL P. KELLY (Michael P. Kelly)	Director	September 27, 2005

/s/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	September 27, 2005

/s/ CARY R. MOCK (Cary R. Mock)	Director	September 27, 2005

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Adept Technology, Inc.

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

August 19, 2005

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2004
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$5,334	$4,957

Accounts receivable, less allowance for doubtful accounts of $754 in 2005 and $1,269 in 2004	11,184	13,385
Inventories	10,201	6,233
Other current assets	642	656

Total current assets	27,361	25,231

Property and equipment at cost	10,112	9,372
Less accumulated depreciation and amortization	8,869	7,924

Property and equipment, net	1,243	1,448
Goodwill	3,176	3,176
Other intangible assets, net	228	423
Other assets	201	668

Total assets	$32,209	$30,946

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$—
Accounts payable	6,916	5,689
Accrued payroll and related expenses	1,501	1,486
Accrued warranty	2,040	2,111
Deferred revenue	60	1,589
Accrued restructuring charges	22	191
Other accrued liabilities	727	455

Total current liabilities	14,266	11,521

Long term liabilities:
Subordinated convertible note	—	3,000
Other long-term liabilities	242	797

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
5,000 shares authorized, none issued and outstanding	—	—

Shareholders’ equity:
Preferred stock, no par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value: 14,000 shares authorized, 6,137 and 5,982 shares issued and outstanding in 2005 and 2004, respectively	144,183	143,405
Accumulated deficit	(126,482)	(127,777)

Total shareholders’ equity	17,701	15,628

Total liabilities, redeemable convertible preferred stock and shareholders’ equity	$32,209	$30,946

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2005	2004	2003
	(in thousands, except per share data)
Revenues	$50,480	$49,084	$38,214
Cost of revenues	27,319	29,488	27,025

Gross margin	23,161	19,596	11,189
Operating expenses:
Research, development and engineering	6,868	7,082	10,622
Selling, general and administrative	15,257	14,279	21,306
Restructuring charges (reversals)	(33)	(697)	5,324
Amortization of other intangible assets	195	538	728

Total operating expenses	22,287	21,202	37,980

Operating income (loss)	874	(1,606)	(26,791)
Other income	314	—	—
Currency exchange gain	270	304	521
Interest income	29	26	284
Interest expense	(192)	(388)	(193)

Income (loss) from continuing operations before income taxes	1,295	(1,664)	(26,179)
Provision for (benefit from) income taxes	—	(1,555)	31

Income (loss) from continuing operations	1,295	(109)	(26,210)
Income (loss) from discontinued operations	—	(7,216)	(2,762)

Net income (loss)	$1,295	$(7,325)	$(28,972)

Basic income (loss) per share from:
Continuing operations	$0.21	$(0.02)	$(8.76)
Discontinued operations	0.00	(1.33)	(0.93)

Basic income (loss) per share	$0.21	$(1.35)	$(9.69)

Diluted income (loss) per share from:
Continuing operations	$0.19	$(0.02)	$(8.76)
Discontinued operations	0.00	(1.33)	(0.93)

Diluted income (loss) per share	$0.19	$(1.35)	$(9.69)

Basic number of shares used in computing per share amounts from:
Continuing operations	6,063	5,427	2,991

Discontinued operations	6,063	5,427	2,991

Diluted number of shares used in computing per share amounts from:
Continuing operations	7,873	5,427	2,991

Discontinued operations	7,873	5,427	2,991

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		(Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
	(in thousands)
Balance at June 30, 2002	2,810	$107,384	$(91,480)	$15,904

Common stock issued under employee stock incentive program and employee stock purchase plan	111	198	—	198
Common stock issued in connection with acquisitions	157	1,267	—	1,267
Warrants issued in connection with financing arrangement	—	20	—	20
Net loss and comprehensive loss	—	—	(28,972)	(28,972)

Balance at June 30, 2003	3,078	$108,869	$(120,452)	$(11,583)

Common stock issued upon conversion of preferred stock	615	25,000	—	25,000
Common stock issued under employee stock incentive program and employee stock purchase plan	68	151	—	151
Common stock issued in private placement	2,222	9,347	—	9,347
Stock compensation expense related to modifications of stock options	—	83	—	83
Common stock cancelled	(1)	(45)	—	(45)
Net loss and comprehensive loss	—	—	(7,325)	(7,325)

Balance at June 30, 2004	5,982	$143,405	$(127,777)	$15,628

Common stock issued upon exercise of stock options	110	558	—	558
Common stock issued under employee stock incentive program and employee stock purchase plan	45	220	—	220

Net income and comprehensive income	—	—	1,295	1,295

Balance at June 30, 2005	6,137	$144,183	$(126,482)	$17,701

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	(in thousands)
	2005	2004	2003
Operating activities
Income (loss) from continuing operations	$1,295	$(109)	$(26,210)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	945	1,780	2,772
Amortization of other intangible assets	195	646	728
Non-cash interest expense	180	180	20
Reversal of lease obligations in excess of settlement	(33)	(1,146)	—
Reversal of previously accrued taxes	(57)	(1,285)	—
Asset impairment charges	—	—	318
Deferred income taxes	—	—	18
Loss on disposal of property and equipment	—	72	16
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,201	(2,777)	1,566
Inventories	(3,968)	(688)	4,132
Other current assets	14	61	124
Other assets	467	1,084	781
Accounts payable	1,227	(569)	(602)
Other accrued liabilities and deferred revenue	(1,630)	431	(3,358)
Accrued restructuring charges	—	(2,083)	146
Subordinated convertible note	—	—	3,000
Other long term liabilities	(497)	(1,780)	1,235

Net cash provided by (used in) operating activities from continuing operations	339	(6,183)	(15,314)
Net cash used in discontinued operations	—	(1,226)	(2,762)

Net cash provided by (used in) operating activities	339	(7,409)	(18,076)

Investing activities
Business acquisition	—	—	(198)
Purchase of property and equipment	(740)	(320)	(371)
Purchases of short-term available-for-sale investments	(1,193)	(8,550)	(9,275)
Sales of short-term available-for-sale investments	1,193	8,550	13,581

Net cash (provided by) used in investing activities	(740)	(320)	3,737

Financing activities
Proceeds from issuance of common stock, net	558	9,301	—
Proceeds from employee stock incentive program and employee stock purchase plan, net of repurchases and cancellations	220	151	198

Net cash provided by financing activities	778	9,452	198

Increase (decrease) in cash and cash equivalents	377	1,723	(14,141)
Cash and cash equivalents, beginning of period	4,957	3,234	17,375

Cash and cash equivalents, end of period	$5,334	$4,957	$3,234

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock into common stock	$—	$25,000	$—
Issuance of common stock pursuant to terms of Meta acquisition agreement	$—	$—	$825
Issuance of common stock pursuant to terms of CHAD acquisition agreement	$—	$—	$442
Cash paid during the period for:
Interest	$11	$45	$133
Income taxes paid (refunded)	$80	$37	$(7)

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005, 2004, and 2003

1.	Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. (“Adept” or the “Company”) was incorporated under the laws of the state of California on June 14, 1983. The Company designs, manufactures and sells intelligent production automation products, components and services to customers throughout the world in many industries, including the electronics/communications, food and pharmaceuticals, industrial appliances, automotive, life sciences, and semiconductor industries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern. The Company currently depends on funds generated from operating revenue plus cash and the funds available through its credit facility to meet operating requirements. As a result, if any of the assumptions, some of which are described below, are incorrect, the Company may have difficulty satisfying its obligations in a timely manner. The company’s ability to effectively operate and grow its business is predicated upon certain assumptions, including (i) continued timely receipt of payment of outstanding receivables, (ii) that the Company will not incur unplanned capital expenditures in fiscal 2006, (iii) that funds remain available under the existing credit facility or a new credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted for shares of common stock. The Company believes its sources of funds will be sufficient to finance its operations for at least fiscal 2006.

The accompanying consolidated financial statements as of June 30, 2005 and 2004 and for each of the three years in the period ended June 30, 2005 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Additionally, during the third quarter of fiscal 2004, Adept disposed of its Solutions business segment as part of Adept’s strategy to focus on intelligent flexible automation products and services for assembly and material handling (“AMH”) applications.

Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to Adept’s fiscal year ended June 30.

In 2005, Adept completed a one-for-five reverse stock split, and all current and historical share and per share information included in these consolidated financial statements has been adjusted to reflect this reverse stock split.

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

Foreign Currency Translation

The Company applies Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation,” with respect to its international operations, which are sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $63,000, ($1,000), and $26,000 in 2005, 2004, and 2003, respectively. Foreign currency transaction gains (losses) were $208,000, $305,000, and $495,000 in 2005, 2004, and 2003, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All of the Company’s investments are classified as held-to-maturity and stated at fair market value. The Company has limited cash resources, and because of certain regulatory restrictions on the ability to move certain cash reserves from foreign operations to U.S. operations, the Company may have limited access to a portion of its existing cash balances held outside the United States, although this portion is estimated to be less than $500,000.

At June 30, 2005 and June 30, 2004, Adept had no short-term investments. Fair market value is based on quoted market prices on the last day of the year. The cost of the securities is based upon the specific identification method. The cost and fair market value of cash and cash equivalents are as follows:

	June 30,
	2005	2004
	(in thousands)
Cash and cash equivalents:
Cash	$5,334	$4,925
Money market funds	—	32

Total cash and cash equivalents	$5,334	$4,957

Realized gains or losses, interest, and dividends are included in interest income. Realized and unrealized gains or losses from available-for-sale securities were not material in 2005, 2004 or 2003.

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The estimated fair value of Adept’s convertible subordinated note approximates its carrying value, based primarily on an evaluation of borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Comprehensive Income (Loss)

For the three-year period ended June 30, 2005, there were no significant differences between Adept’s comprehensive income (loss) and its net income (loss).

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined using FIFO (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

	June 30,
	2005	2004
	(in thousands)
Raw materials	$3,835	$1,694
Work-in-process	2,176	2,005
Finished goods	4,190	2,534

	$10,201	$6,233

During the year ended June 30, 2005, the Company recognized revenues of $830,000 from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2005. There were no similar transactions of a material amount during the years ended June 30, 2004 and 2003.

Warranties

The Company warranty policy is included in its Terms of Sale and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Changes in the Company’s warranty liability are as follows:

	June 30,
	2005	2004
	(in thousands)
Balance at beginning of period	$2,111	$1,833
Warranties issued	1,181	1,667
Change in estimated warranty provision, including Expirations	(155)	(191)
Warranty claims	(1,097)	(1,198)

Balance at end of period	$2,040	$2,111

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

Adept maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, and such losses have been within management’s expectations. Adept assesses the customer’s ability to pay based on a number of factors, including its past transaction history with the customer and creditworthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in the Company’s customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. If the financial condition of the customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required. Uncollectible accounts receivable are written off against the allowance for doubtful accounts when all efforts to collect them have been exhausted, and recoveries are recognized when they are received. Amounts charged to bad debt expense were $234,000, $430,000, and $367,000 in 2005, 2004, and 2003, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2005	2004
	(in thousands)
Cost:
Machinery and equipment	$2,844	$2,306
Computer equipment	5,234	5,020
Office furniture and equipment	2,034	2,046

	10,112	9,372
Less accumulated depreciation and amortization	8,869	7,924

Net property and equipment	$1,243	$1,448

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Revenue Recognition

The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A small portion of revenues arise from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. The Company recognizes non-software product revenue in accordance with Staff Accounting Bulletin 104, (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Adept uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss pass to the customers at that time. Customers have no right of return other than for product defects covered by warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on standard non-software products. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, Adept recognizes the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Adept concludes that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Adept’s experience is that the Company has been able to reliably determine whether collection is reasonably assured.

Adept sells two separate and distinct categories of software: (1) software elements within Adept’s robot and controller products, and (2) standalone software consisting primarily of Hexsight, a library of machine vision software tools. The software elements within Adept’s products are not sold separately nor are they marketed as separate product offerings to its customers. The robots and controllers have features that are enabled or enhanced through the use of the software enabling tools and other software elements. The software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. Adept believes that the software component of its products is incidental to its products and services taken as a whole. As a result, the Company recognizes software revenue related to product sales in accordance with SAB 104.

The Company recognizes stand-alone software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on the revenue recognition policy for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which Adept has invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Shipping and Handling

Adept manages incoming and outgoing product shipments through a third party warehouse manager. Outgoing product is primarily shipped by customer-selected carriers and freight costs are billed directly to the customer and recorded as revenues. Incoming material is usually shipped via Adept-selected carriers with freight cost incurred by Adept and recorded as cost of goods sold, and title transfers at time of shipment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit-quality financial institutions. The Company invests its excess cash in money market mutual funds, commercial paper, readily marketable debt instruments and obligations of U.S., state and municipal government entities. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the balance sheets in excess of insured limits.

Adept manufactures and sells its products to system integrators, end users and original equipment manufacturers, or OEMs, in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. No customer accounted for more than 10% of revenues or trade receivables for any of the past three fiscal years.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company has in the past offset research, development and engineering expenses against third party funding as the Company retains the rights to any technology that is developed. The Company did not receive any third party funding in fiscal 2005, 2004 or 2003. The Company is not presently a party to any such research and development arrangements.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $269,000 in 2005, $103,000 in 2004, and $58,000 in 2003. The Company does not incur any direct response advertising costs.

Income Taxes

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more-likely-than-not basis. Deferred tax expense results from the change in the net deferred tax asset or liability between periods.

Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation — Transition and Disclosure,” Adept applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans and stock purchase plan. Accordingly, Adept does not recognize compensation cost for stock options granted at fair market value. See Note 10 of the Notes to the Consolidated Financial Statements which describes the plans operated by Adept.

If compensation expense for the Company’s stock option plans had been determined based upon fair values at the grant dates for awards under those plans in accordance with SFAS 123, Adept’s pro forma net income (loss), and net income or loss per share would be as follows:

	June 30
	2005	2004 Restated	2003 Restated
	(In thousands)
Net income (loss), as reported	$1,295	$(7,325)	$(28,972)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(810)	(1,167)

Pro forma net income (loss)	$648	$(8,135)	$(30,139)

Basic income (loss) per common share:
As reported	$0.21	$(1.35)	$(9.70)

Pro forma	$0.11	$(1.49)	$(10.08)

Diluted income (loss) per common share:
As reported	$0.19	$(1.35)	$(9.70)

Pro forma	$0.11	$(1.49)	$(10.08)

The pro-forma stock-based compensation expense figures for 2004 and 2003 have been restated based on an evaluation by management of certain key assumptions. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for grants during the years ended June 30, 2005, 2004 and 2003: risk-free interest rates of 3.87% for 2005, 3.77% for 2004, and 3.61% for 2003; a dividend yield of 0% for all three years; a weighted-average expected life of 3.35 years for 2005, 2.65 years for 2004 and 2.52 years for 2003; and a volatility factor of the expected market price of Adept’s common stock of 0.89 for 2005, 1.57 for 2004 and 1.63 for 2003. The weighted average grant date fair value of options was $3.66 for options granted in 2005, $4.53 in 2004 and $1.57 in 2003.

Compensation cost is estimated for the fair value of the employees’ purchase rights under the Employee Stock Purchase Plan using the Black-Scholes options valuation model with the following assumptions for rights granted in 2005, 2004 and 2003: a dividend yield of 0% for all three years; expected life of 0.49 months for 2005, 0.46 months for 2004, and 0.49 months for 2003; expected volatility of 0.87 for 2005, 0.99 for 2004 and 0.22 for 2003; and a risk-free interest rate of 4.37% for 2005, 3.76% for 2004 and 4.63% for 2003. The weighted-average fair value of the purchase rights granted was approximately $2.82 for rights granted in 2005, $2.08 in 2004 and $2.40 in 2003.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option models require the input of highly subjective assumptions including the expected life of the awards and stock price volatility. Adept’s employee stock options have characteristics significantly different from those of traded options, and estimates involve inherent uncertainties; as a result, if other assumptions had been used, the Company’s pro-forma stock based compensation expense could have been materially different from that depicted above.

Net Income (Loss) Per Share

Statement 128, “Earnings Per Share” (“EPS”), requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and, for 2005, shares issued from the conversion of outstanding warrants and the convertible note. Earnings are increased by the interest on the convertible note for the diluted EPS calculation.

If the Company had reported net income for the years ended June 30, 2004 and 2003, the calculation of diluted net income per share would have included additional common equivalent shares of approximately 579,000 and 230,000, respectively, relating to outstanding employee stock options not included above (determined using the treasury stock method).

The basis for the diluted EPS calculation for fiscal 2005 is as follows:

2005
Numerator:
Net income, as reported	$1,295
Plus: Interest recorded on convertible note	180

Adjusted net income	$1,475

Denominator:
Basic shares	6,063
Plus: Dilutive options	78
Plus: Dilutive warrants and convertible note shares	1,732

7,873

Diluted income per share	$0.19

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows.

As amended effective April 14, 2005, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R is effective for Adept for the quarter beginning July 1, 2005. See “Stock-Based Compensation” in Note 1 to the Company’s Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for the three years ended 2005, 2004, and 2003. Although Adept has not yet determined whether the adoption of Statement 123R will result in future amounts that are similar to the current pro forma disclosures under Statement No. 123, the Company has evaluated the requirements under Statement 123R and does plan to continue using the Black-Scholes method, with modifications to the methodology for reporting under Statement 123R guidelines. Adept expects the adoption will have a significant impact on its results of operations.

Statement 151, Inventory Cost, an amendment to ARB No 43, Chapter 4, was issued by the Financial Accounting Standards Board (FASB) in November 2004. The pronouncement clarifies that abnormal amounts of idle facility exposure, freight, handling costs and wasted materials (spoilage) be recognized as current period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity and cost of the production facilities. Statement 151 is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high quality accounting standards. Statement 151 is effective for inventory costs incurred during fiscal periods beginning after June 15, 2005. The Company believes that it is currently following the practices mandated in Statement 151, and as a result, the Company does not anticipate that the adoption of Statement 151 will have a significant impact on its financial condition or results of operations.

Statement 153, Exchanges of Nonmonetary Assets, was issued subsequent to the November 17-18, 2004 EITF Meeting and is effective for asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 amends paragraphs 20 and 21 of APB Opinion 29 as follows. A nonmonetary exchange shall be measured based on the recorded amount (after reduction, if appropriate, for an indicated impairment of value) of the nonmonetary asset relinquished, and not on the fair values of the exchanged assets, if any of the following apply: (a) fair value is not determinable, (b) the exchange transaction is to facilitate sales to customers, (c) exchange transactions lack commercial substance. A nonmonetary exchange has commercial substance if the entity’s future cash flows are expected to change significantly as a result of the exchange due to: (a) the configuration (risk, timing and amount) of future cash flows of the assets received differs significantly from cash flows of assets transferred, or (b) the entity specific value of the asset received differs from the entity specific value of the asset transferred, and the difference is significant in relation to the fair values of the assets exchanged. The Company does not anticipate the adoption of Statement 153 will have a significant impact on its financial condition or results of operations.

Statement 154, Accounting Changes and Error Corrections, was issued by the FASB in May, 2005 as a replacement of APB Opinion No. 20 and FASB Statement No.3. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The Company believes that adoption of Statement 154 will not have an impact on it’s historical filings, and will be complied with in all future filings, if applicable.

Reclassifications

Certain amounts presented in the consolidated financial statements for fiscal years 2003 and 2004 have been reclassified to conform to the fiscal year 2005 presentation.

2.	Business Acquisition

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

Upon the closing of the acquisition transaction with Meta, Adept acquired a 67% ownership interest in Meta, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one shareholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments up to $1.7 million to the shareholder and its affiliates but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration. Such amounts will be charged to operations when incurred. Through June 30, 2005, Adept has not incurred any expenses related to the discounts and royalties.

Under the terms of the acquisition agreement, Adept issued 730,000 shares of its common stock to the shareholders of Meta with a value of $825,000. The value of the 730,000 shares was determined based on the average closing price of Adept’s stock for the period of three trading days ended September 3, 2002.

Adept’s management is primarily responsible for determining purchase price allocations. Adept considered a number of factors, including valuations, in determining the purchase price of Meta, which was allocated to tangible assets, goodwill and developed technology. Goodwill represents the excess of the purchase price of the net tangible and intangible assets acquired over their fair value. Developed technology for the Meta acquisition is being amortized over four years.

Below is a table of the acquisition cost and purchase price allocation.

Acquisition Cost:
Stock issued at closing	$825
Long-term debt assumed	511
Transaction costs	232

Total acquisition cost	$1,568

Purchase Price Allocation:
Net book value of assets acquired	$6
Developed technology	780
Goodwill	782

Total	$1,568

Pro forma results for fiscal 2003 have been omitted as such effects would not differ materially from Adept’s actual results.

3.	Discontinued Operations

During fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. The disposition of the Solutions business segment included the closure of Adept’s Orange County, California division. As part of the disposition, Adept transferred certain intellectual property and related assets valued at $0.1 million, which were not related to Adept’s components and services businesses, to a corporation formed by former employees of Adept’s now closed Orange County, California division in exchange for the assumption of certain of Adept’s liabilities and obligations associated with the Solutions business segment. The loss from discontinued operations for fiscal 2004 of $7.2 million includes a non-cash loss on asset disposal of $6.0 million, which consists primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the Solutions business segment. Adept has had no significant continued involvement in the Solutions business, the cash flows related to the Solutions business are eliminated from the ongoing operations, and the sale was fully completed in the third quarter of fiscal 2004, with Adept retaining no interest in the Solutions business. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item in the consolidated statements of operations as discontinued operations.

The results of discontinued operations are summarized as follows:

(in thousands)	June 30, 2004	June 30, 2003
Revenue from discontinued operations	$3,539	$6,602
Loss on disposal of assets	$(6,503)	$—
Loss from discontinued operations	$(713)	$(2,762)
Net loss from discontinued operations	$(7,216)	$(2,762)

4.	Restructuring Charges

Fiscal 2003

Over the past several years, Adept has from time to time undertaken restructurings of its operations, including workforce reductions, the abandonment or downsizing of facilities, and the sale or disposal of certain capital assets. These restructurings are generally effected following shifts in the Company’s strategy, or to reduce capacity and costs during economic downturns or reductions in aggregate demand. In response to continued weakness in customer demand, the Company implemented additional restructuring measures during fiscal 2003. The Company recorded restructuring charges of $5.3 million related primarily to the continued consolidation of its domestic facilities and reductions in workforce for the year ended June 30, 2003. Workforce reduction costs of $1.9 million represent a reduction of 84 employees in most functional areas across all business segments, and by June 30, 2003, all affected employees had ceased employment with the Company and all severance payments were completed by the second quarter of fiscal 2004. Lease commitments for idle facilities of $3.1 million resulted primarily from the closure of the Company’s San Jose, California facility and the restructuring of lease commitments associated with excess capacity at the Company’s Livermore, California facility. Asset impairment charges of $318,000 represent write-offs of abandoned assets primarily related to the Company’s San Jose facility.

The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2003:

(in thousands)	Balance June 30, 2002	Additional Charges Fiscal 2003	Amounts Utilized Fiscal 2003	Balance June 30, 2003
Employee severance costs	$126	$1,872	$1,814	$184
Lease commitments	3,139	3,134	2,952	3,321
Asset impairment charges	94	318	412	—

Total	$3,359	$5,324	$5,178	$3,505

Fiscal 2004

Adept recorded a net reversal of $697,000 of previously accrued restructuring charges for the fiscal year ended June 30, 2004. The $697,000 consists of $1.1 million in reversals of previously accrued lease termination costs offset by $448,000 in severance charges primarily attributable to Severance Agreements entered into by Adept in connection with the departure of Adept’s co-founders, Brian R. Carlisle, former Chief Executive Officer, and Bruce E. Shimano, former Vice President of Engineering. The reversal of previously accrued lease termination costs was the result of the execution during the quarter ended March 31, 2004 of an agreement with a former landlord to favorably settle litigation relating to an outstanding lease obligation for Adept’s San Jose facility.

The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2004:

(in thousands)	Balance June 30, 2003	Additional Charges/ (Reversals) Fiscal 2004	Amounts Utilized Fiscal 2004	Balance June 30, 2004
Employee severance costs	$184	$448	$563	$69
Lease commitments	3,321	(1,146)	2,053	122
Asset impairment charges	—	1	1	—

Total	$3,505	$(697)	$2,617	$191

At June 30, 2004, the restructuring accrual balance of $191,000 is comprised entirely of cash charges that are expected to be paid over the next four quarters, primarily against non-cancelable lease commitments and employee severance costs.

Fiscal 2005

The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2005:

(in thousands)	Balance June 30, 2004	Additional Charges/ (Reversals) Fiscal 2005	Amounts Utilized Fiscal 2005	Balance June 30, 2005
Employee severance costs	$69	$7	$76	$—
Lease commitments	122	(40)	60	22

Total	$191	$(33)	$136	$22

At June 30, 2005, the restructuring accrual balance of $22,000 is in place to cover residual lease exposures related to discontinued facilities.

5.	Goodwill and Other Intangible Assets

Under SFAS 142, goodwill (and other intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over those useful lives. Statement 142 requires goodwill and other intangible assets to be evaluated for impairment at least annually and Adept has chosen April 1 as the annual date to conduct this evaluation. Any impairment charges are determined using a fair value approach, incorporating the discounted cash flow method. The results of Adept’s fiscal 2003, 2004, and 2005 annual impairment testing did not indicate impairment of Adept’s goodwill.

During fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration (Note 3). The plan resulted in the impairment of goodwill and other intangible assets allocated to the Solutions business segment and resulted in a charge to discontinued operations of $4.6 million, $4.5 for the impairment of goodwill and $0.1 for the impairment of other intangible assets.

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

(in thousands)	June 30, 2005			June 30, 2004
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Developed technology	$2,389	$(2,161)	$228	$2,389	$(1,966)	$423
Non compete agreements	380	(380)	—	380	(380)	—

Total	$2,769	$(2,541)	$228	$2,769	$(2,346)	$423

The gross carrying amount for developed technology was reduced by $143,000 in fiscal 2004 as part of the decision to discontinue our Solutions business segment. See Note 3 to the Notes to Consolidated Financial Statements.

The aggregate amortization expense totaled $195,000 for 2005, $538,000 for 2004, and $728,000 for 2003 and the estimated remaining amortization expense is as follows:

(in thousands)	Amount
For fiscal year 2006	$195
For fiscal year 2007	33

$228

There were no changes in the carrying amount of goodwill, all of which pertains to the Components segment, during the year ended June 30, 2005.

6.	Derivative Financial Instruments

A foreign currency hedging program was used to hedge Adept’s exposure to foreign currency exchange risk on international operational assets and liabilities. Realized and unrealized gains and losses on forward currency contracts that were effective as hedges of assets and liabilities were recognized in operating income as a component of selling, general and administrative expenses. Adept recognized losses of $271,000 related to currency forward contracts for the year ended June 30, 2003. As of March 2003, Adept determined that its international activities held or conducted in foreign currency did not warrant the cost associated with a hedging program due to decreased exposure of foreign currency exchange risk on international operational assets and liabilities. As a result, Adept suspended its foreign currency hedging program in March 2003. Adept has not resumed its foreign currency hedging program and, consequently, has not employed any derivative financial instruments during fiscal 2004 or 2005.

7.	Financing Arrangements

On June 15, 2005, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million (an increase of $1.0 million from the predecessor agreement) or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, less the amount of all outstanding letters of credit and less the amount equal to 10% of outstanding FX Forward Contracts (as defined below). The aggregate of overadvance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. Foreign accounts represent an additional borrowing base under the Amendment, must meet the same eligibility requirements as domestic receivables except they may be located outside the U.S. and Canada, and are permitted up to a maximum of 25% of the total eligible accounts receivable, the latter being defined as the “Borrowing Base”.

The Amendment authorizes SVB to issue letters of credit for Adept’s account in an amount not to exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

Adept may also enter into foreign exchange forward contracts with SVB (“FX Forward Contracts”), provided that Adept has loans available in an amount of at least 10% of the amount of the FX Forward Contract, and the total FX Forward Contracts outstanding at any one time may not exceed 10 times the amount of the “FX Sublimit”. The FX Sublimit is equal to the lesser of $3.5 million minus the amount of all outstanding letters of credit or the lesser of the Credit Limit or the Borrowing Base minus the amount of all outstanding letters of credit and all outstanding loans.

Interest rates vary depending on Adept’s Adjusted Quick Ratio. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB plus 80% of Adept’s eligible accounts receivable to Adept’s current liabilities, less the current portion of Adept’s deferred revenues. If the Adjusted Quick Ratio as of the end of a month is 1.5 to 1.0 or greater, then the interest rate will be equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 0.5%. If the Adjusted Quick Ratio as of the end of a month is less than 1.5 to 1.0, then the interest rate will be the Prime Rate plus 1.5%. Adept must make quarterly payments for any unused available loan amounts at a rate of 0.20% per annum. The SVB loans will mature on June 15, 2006. There were no outstanding amounts under the SVB arrangements at June 30, 2005.

The Amendment is to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, which amended and restated a predecessor Accounts Receivable Purchase Agreement (the “Purchase Agreement”). In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept and a warrant Adept issued SVB to purchase 20,000 shares of Adept’s common stock at a price of $5.00 per share. The warrant has an expiration date of March 20, 2008.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2005.

On August 6, 2003, Adept completed a lease restructuring with Tri-Valley Campus LLC, the landlord for its Livermore, California corporate headquarters and facilities, which has significantly reduced lease expenses. Under the lease amendment, Adept was released of its lease obligations for two unoccupied buildings and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept’s bankruptcy or a failure to make payments to the landlord of its Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered. Finally, Adept agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord’s option, provided that the new facility is comparable to the existing facility and the landlord provide reasonable notice and pay moving expenses.

In connection with the lease restructuring, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. At June 30, 2005, accrued interest of $360,000 related to this note was included in other current liabilities. Principal and interest are payable in cash, unless the holder elects to convert the principal amount of the note into Adept’s common stock. Interest on the principal amount converted may be paid, at Adept’s election, in cash, by converting such interest into principal amount, or by issuance of common stock. The note is convertible at any time at the option of the holder into common stock at a conversion price of $5.00 per share and the resulting shares carry certain other rights, including registration rights, participation rights and co-sale rights in certain equity sales by Adept or its management. This liability is recorded as short-term debt in the accompanying consolidated balance sheet at June 30, 2005. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept’s failure to pay note obligations when due, Adept’s default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept’s business or ability to pay note obligations, or a change of control of Adept without the holder’s consent. Adept was in compliance with these provisions as of June 30, 2005. Adept has registered the shares issuable upon exercise of the note for resale to the public under the Securities Act of 1933, and shares acquired upon exercise of the note could be sold without restriction. If the holder does not convert the note into shares, the total owed at maturity will be $3.5 million including accrued interest. However, Adept believes conversion may be likely if Adept’s common stock price remains above $5.00 per share.

On November 18, 2003, Adept completed a private placement (the “2003 financing”) of an aggregate of approximately 2.2 million shares of common stock to several accredited investors for net proceeds after estimated costs and expenses of approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 1.11 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. The warrants expire on November 18, 2008. Under the terms of these warrants, Adept may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $12.50 per share, subject to any further adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, Adept has registered the shares it sold and the shares underlying the warrants it granted for resale to the public, and these shares could be sold with little restriction.

8.	Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2005 are as follows:

(in thousands)

Fiscal Year
2006	$1,776
2007	1,511
2008	1,362
2009	1,311
2010	1,252
Thereafter	1,192

Total minimum lease payments	$8,404

Rent expense, net of sublease income, was $1.8 million in 2005, $1.6 million in 2004, and $6.6 million in 2003. The Company did not record any sublease income during fiscal 2003.

Rent payments for the Livermore facilities increase at a rate of 4.0% annually for cost of living increases on June 1st of each year. The related rent expense is recognized on a straight-line basis.

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

At June 30, 2005, Adept had $9.1 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

The Company is also subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, and employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

9.	Redeemable Convertible Preferred Stock

In November 2003, simultaneous with the completion of Adept’s November 2003 common stock and warrant financing discussed in Note 10 Shareholder’s Equity, pursuant to an agreement between the parties referred to as the JDSU Agreement, JDSU agreed to convert its shares of preferred stock of Adept into approximately 620,000 shares of Adept’s common stock, equal to approximately 19.9% of Adept’s outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing. Pursuant to certain registration rights in the JDSU Agreement, Adept registered the resale of the shares issued upon conversion of the preferred stock under the JDSU Agreement with the SEC pursuant to the October 2004 Registration. The Company understands that JDSU has subsequently sold all of its shares of Adept common stock.

10.	Shareholders’ Equity (Deficit)

Preferred Stock

The Board of Directors has the authority to issue, without further action by the shareholders, up to 1.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s shareholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. No shares of preferred stock are outstanding.

Common Stock

On November 18, 2003, the Company completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 1.11 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. The warrants expire on November 18, 2008. Under the terms of these warrants, the Company may call the warrants, thereby forcing a cash exercise, in certain circumstances after the common stock has closed at or above $12.50 per share, subject to any further adjustment for stock splits or similar events, for 20 consecutive trading days during which a registration statement covering the warrant shares is effective to permit sales under the registration statement for at least 15 trading days. The call right is subject to a 30-day advance notice by Adept, which notice period must be extended for a number of days equal to the number of days for which the registration statement covering the warrant shares is not effective to permit sales under the registration statement. As required under the registration rights agreements entered into at the time of the sales of the shares and warrants, Adept registered the shares it sold and the shares underlying the warrants it granted for resale to the public in the October 2004 Registration.

The Company has reserved shares of common stock for future issuance at June 30, 2005 as follows:

(in thousands)
Stock options outstanding	762
Stock options available for grant	390
Conversion of warrants issued in 2003 financing	1,111
Conversion of SVB warrant	20
Employee stock purchase plan shares available for purchase	340
Conversion of convertible subordinated note	675

3,298

Stock Option Plans

The Company’s 1993 Stock Plan (the “1993 Plan”) was adopted by the Board of Directors in April 1993 and approved by the shareholders of the Company in June 1993. This Plan expired in April 2003. At June 30, 2005, there were a total of 236,900 outstanding options under the 1993 Plan, and none available for grant.

The Company’s 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in October 1995. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options is at the fair market value of the Company’s common stock on the date of grant. A total of 30,000 (post split) shares of common stock has been reserved for issuance under the Director Plan. During the year ended June 30, 2005, no options were granted and no options were exercised. During the years ended June 30, 2004 and 2003, a total of 5,400 and 1,800 options, respectively, were granted and no options were exercised. The Director Plan expires October 16, 2005 and is no longer used by the Company.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) and provided that 520,000 (post split) shares of common stock be reserved for issuance under the 2001 Plan. As amended in May 2005, options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees’ salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company’s common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee’s discretion, options granted for reduction of at will employees’ salaries will vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant.

The Company’s 2003 Stock Plan (the “2003 Plan”) was adopted by the Board of Directors and approved by the shareholders of the Company in January 2004 and an amendment to the 2003 Plan was approved by the shareholders in November 2004. The 2003 Plan provides for grants of incentive stock options to employees (including officers and employee directors) and nonstatutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options granted under the 2003 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option vesting and becoming exercisable at that time and an additional 1/48th of the shares subject to the option vesting and becoming exercisable each month thereafter. The terms of the options granted under the 2003 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant. The aggregate number of shares of common stock issued pursuant to all options granted under the 2003 Plan may not exceed 400,000 shares.

The Company’s 2004 Director Stock Option Plan (the “2004 Plan”) was approved by the shareholders of the Company in November 2004. On March 9, 2005, the Board of Directors approved increases to the initial and annual option grants available to non-employee directors under the 2004 Plan. The size of initial option grants to new directors was increased from 3,000 shares to 10,000 shares, and annual director option grants from 1,000 to 2,000 shares. In addition, the Board approved a change of the date of the annual grant, for the fiscal year ended June 30, 2005 only, to March 9, 2005, rather than the first meeting of the Board following Adept’s annual meeting of shareholders (which was held on November 4, 2004). For all future periods, the 2004 Plan provides for the annual director option grant to be made on the date of the first meeting of the Board following Adept’s annual meeting of shareholders. The foregoing amendments are subject to shareholder approval at Adept’s 2005 annual meeting of shareholders. The amendments did not increase the total number of authorized shares under the 2004 Plan.

On June 16, 2005, the Board of Directors adopted, subject to shareholder approval, the Adept Technology, Inc. 2005 Equity Incentive Plan (“2005 Plan”). Approval of the 2005 Plan will permit Adept to continue to use stock-based compensation and allow certain forms of performance-based cash bonuses to eligible employees. The 2005 Plan authorizes the issuance of up to 400,000 shares of common stock, which is equal to 7% of Adept total shares outstanding and 5% of Adept’s total shares outstanding plus shares subject to Adept’s outstanding convertible note and warrants issued in its 2003 Financing. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance award units (including incentives that may be paid in cash). Adept expects in the near term to continue to primarily utilize stock options for equity-based compensation arrangements, but the 2005 Plan provides for a number of other equity-compensation arrangements that may be used by Adept based on changes in competitive practices and possible changes in accounting or tax treatment.

The following table summarizes option activities under the Company’s stock option plans:

	Options
	Available for Grant	No. of Shares Outstanding	Aggregate Price	Weighted Average Exercise Price
	(in thousands, except per share data)
Balance at June 30, 2002	538	668	$25,946	$38.85

Additional shares authorized	—	—	—	—
Granted	(195)	195	386	1.98
Canceled	197	(197)	(7,574)	38.45
Exercised	—	—	—	—
Expired	(116)	—	—	—

Balance at June 30, 2003	424	665	$18,758	$28.20

Additional shares authorized	100	—	—	—
Granted	(371)	371	2,201	5.93
Canceled	194	(194)	(4,624)	23.71
Exercised	—	(48)	(73)	1.53
Expired	(128)	—	—	—

Balance at June 30, 2004	219	794	$16,224	$20.44

Additional shares authorized	360	—	—	—
Granted	(230)	230	1,409	6.13
Canceled	152	(152)	(5,785)	38.05
Exercised	—	(110)	(558)	5.07
Expired	(111)	—	—	—

Balance at June 30, 2005	390	762	$11,290	$14.81

The following table summarizes information concerning outstanding and exercisable options at June 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.50 - $ 1.50	84.8	7.77	$1.50	78.7	$1.50
$ 2.15 - $ 5.00	28.2	8.55	$4.68	9.9	$4.43
$ 5.50 - $ 6.00	270.0	8.98	$5.77	64.4	$5.92
$ 6.00 - $ 6.85	158.0	9.39	$6.68	24.0	$6.60
$ 6.85 - $ 9.50	6.6	7.63	$8.93	3.8	$9.11
$ 9.50 - $ 13.95	31.2	6.84	$13.95	23.9	$13.95
$ 13.95 - $ 16.55	48.3	6.44	$16.36	48.2	$16.36
$ 16.55 - $ 18.50	2.3	6.55	$18.50	2.1	$18.50
$ 18.50 - $ 42.00	79.7	4.57	$32.00	78.6	$32.10
$ 45.00 - $ 248.75	53.2	4.85	$85.35	53.2	$85.35

$ 1.50 - $ 248.75	762.3	7.90	$14.81	386.8	$23.16

Michael Overby served as Vice President of Finance and Chief Financial Officer of Adept until June 2004, at which time he was appointed Vice President of Finance and Chief Accounting Officer. Incident to his separation from Adept, Mr. Overby and Adept entered into an agreement dated October 19, 2004, which set forth the termination of his employment with Adept effective September 30, 2004. The expiration date of 112,500 stock options held by Mr. Overby, granted in connection with Adept’s 2001 Salary for Options program, was extended from October 1, 2004 to October 1, 2007. There was no charge related to this option modification.

Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “1998 ESPP”) has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions, to purchase a maximum of 600 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower.

11.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. The Company did not match any contributions for fiscal years ended June 30, 2003, 2004, or 2005.

12.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

(in thousands)	Year Ended June 30,
	2005	2004	2003
Current:
Federal	$72	$(1,274)	$—
State	15	21	25
Foreign	(57)	(302)	6

Total current	—	(1,555)	31
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	31

Provision for (benefit from) income taxes	$—	$(1,555)	$31

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

(in thousands)	Year Ended June 30,
	2005	2004	2003
Tax at federal statutory rate	$440	$(3,019)	$(9,840)
State taxes, net of federal benefit	15	(9)	(557)
Expired net operating losses	262	—	94
Foreign taxes	—	(125)	303
Net operating loss and tax credit carryforwards	(911)	(932)	(1,282)
Goodwill impairment	—	1,528	—
Federal alternative minimum taxes	72	—	—
Non-deductible meals, entertainment and political contributions	23	9	21
Change in valuation allowance	186	2,140	11,423
Reversal of previously accrued income taxes	(57)	(1,147)	—
Other	—	—	(131)

Provision for (benefit from) income taxes	$—	$(1,555)	$31

The reversal of previously accrued income taxes in fiscal 2005 and 2004 resulted principally from the lapsing of statutes of limitations in various jurisdictions pertaining to certain accrued income taxes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	June 30,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$28,559	$28,856
Tax credit carryforwards	7,874	6,993
Inventory valuation	884	1,304
Warranty accruals	779	760
Depreciation /amortization	315	584
Other accruals not currently deductible for tax purposes	1,457	1,347
Capitalized research and development expenses	1,658	2,292
Restructuring charges	436	3,425
Other	202	203

Total deferred tax assets	42,164	45,764
Valuation allowance	(42,077)	(45,382)

Net deferred tax assets	87	382

Deferred tax liabilities:
Purchased intangibles	(87)	(382)

Net deferred tax liabilities	(87)	(382)

Total net deferred tax assets	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net decrease of approximately $3.3 million in 2005 and a net increase of $2.1 million over 2004.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $1,045,000, which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

At June 30, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $74.6 million, which will expire in 2007 through 2024 if unused. The Company has net operating loss carryforwards for state income tax purposes of approximately $15.4 million, which will expire in 2010 through 2014 if unused.

The Company also has tax credit carryforwards of approximately $4.9 million for federal income tax purposes and $4.6 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2006 through 2024 if unused. Utilization of the net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

Pretax income (loss) from foreign operations was approximately $480,000 in 2005, ($235,000) in 2004, and ($806,000) in 2003.

13.	Segment Information

Statement 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Statement 131 reporting is based upon the “management approach”. This requires management to organize the Company’s operating segments for which separate financial information is: (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its President and Chief Executive Officer, or CEO.

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly and material handling applications under two categories: (1) Components and (2) Services and Support.

The Components segment provides intelligent production automation software and hardware component products externally to customers and internally to the other business segment for support of existing customer installations.

The Services and Support segment provides support services to customers including: supplies of spare parts and refurbished robots; providing information regarding the use of the Company’s automation equipment; assisting with the ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses. Reclassifications have been made to the fiscal years 2004 and 2003 segment disclosures to conform to the 2005 presentation.

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

	Fiscal Years Ended
(in thousands)	June 30, 2005	June 30, 2004	June 30, 2003
Revenue:
Components	$34,297	$35,132	$25,000
Services and Support	16,183	13,952	13,214

Total revenue	$50,480	$49,084	$38,214

Operating income (loss):
Components	$5,301	$3,900	$(7,291)
Services and Support	3,797	1,507	3,164

Segment profit (loss)	9,098	5,407	(4,127)
Unallocated research, development and and engineering and selling, general and administrative expenses	(8,062)	(7,172)	(16,612)
Restructuring (charges) reversals, net	33	697	(5,324)
Amortization of other intangible assets	(195)	(538)	(728)
Other income	314	—	—
Interest income (expense), net	(163)	(362)	91
Currency exchange gain	270	304	521

Income (loss) from continuing operations before income taxes	$1,295	$(1,664)	$(26,179)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table:

(in thousands)	Year Ended June 30,
	2005	2004	2003
Revenue:
United States	$16,544	$26,436	$21,090
Germany	11,290	5,269	3,393
France	5,779	5,003	5,555
Switzerland	2,849	2,064	1,622
Other European countries	6,535	4,955	4,892
Singapore	2,752	1,481	388
All other countries	4,731	3,876	1,274

	$50,480	$49,084	$38,214

Long-lived assets:
United States	$4,583	$5,210	$13,429
All other countries	213	159	331

Total long-lived assets	$4,796	$5,369	$13,760

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2003:
Allowance for doubtful accounts	$832	$367	$(75)	$1,124
Year ended June 30, 2004:
Allowance for doubtful accounts	$1,124	$430	$(285)	$1,269
Year ended June 30, 2005:
Allowance for doubtful accounts	$1,269	$234	$(749)	$754

(1)	Includes write-offs, net of recoveries.