Form 10-Q
period 2005-10-01
ADEPT TECHNOLOGY INC
filed 2005-11-15
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-2900635
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3011 Triad Drive, Livermore, California	94550
(Address of Principal Executive Offices)	(Zip Code)

(925) 245-3400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

YES  ☐    NO  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of November 10, 2005 was 6,177,213.

ADEPT TECHNOLOGY, INC.

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 1, 2005	June 30, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,754	$5,334
Accounts receivable, less allowance for doubtful accounts of $855 at October 1, 2005 and $754 at June 30, 2005	14,156	11,184
Inventories, net	10,130	10,201
Other current assets	384	642

Total current assets	28,424	27,361
Property and equipment at cost	10,563	10,112
Less accumulated depreciation and amortization	(9,000)	(8,869)

Property and equipment, net	1,563	1,243
Goodwill	3,176	3,176
Other intangible assets, net	179	228
Other assets	187	201

Total assets	$33,529	$32,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$3,000
Accounts payable	6,964	6,916
Accrued payroll and related expenses	2,325	1,501
Accrued warranty expenses	1,944	2,040
Deferred revenue	54	60
Accrued restructuring expenses	16	22
Other accrued liabilities	814	727

Total current liabilities	15,117	14,266
Long-term liabilities:
Other long-term liabilities	216	242

Total liabilities	15,333	14,508

Shareholders’ equity:
Common stock, no par value: 14,000 shares authorized, 6,176 and 6,137 shares issued and outstanding at October 1, 2005 and June 30, 2005, respectively	144,017	144,183
Accumulated deficit:	(125,821)	(126,482)

Total shareholders’ equity	18,196	17,701

Total liabilities and shareholders’ equity	$33,529	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

*Derived from audited consolidated financial statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended
	October 1, 2005	October 2, 2004
Revenues	$14,641	$11,293
Cost of revenues	7,167	5,827

Gross profit	7,474	5,466
Operating expenses:
Research, development and engineering	1,902	1,661
Selling, general and administrative	5,165	3,793
Restructuring charge (reversal), net	—	(43)
Amortization of intangible assets	49	49

Total operating expenses	7,116	5,460

Operating income	358	6
Interest expense, net	(28)	(37)
Foreign currency exchange gain (loss)	(164)	83

Income before income taxes	166	52
Provision for income taxes	6	12

Net income	$160	$40

Basic income per share	$0.03	$0.01

Diluted income per share	$0.02	$0.01

Number of shares used in computing basic per share amounts	6,173	5,981

Number of shares used in computing diluted per share amounts	7,971	7,802

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	October 1, 2005	October 2, 2004
Operating activities
Net income	$160	$40
Non-cash adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	131	247
Stock compensation	189	—
Amortization of intangibles	49	49
Non-cash interest expense	45	45
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,972)	3,060
Inventories, net	71	(1,258)
Other current assets	258	(395)
Other assets	14	(1)
Accounts payable	48	(1,047)
Other accrued liabilities and deferred revenues	764	(314)
Accrued restructuring expenses	(6)	(141)
Other long-term liabilities	(26)	23

Net cash used in operating activities	(1,275)	308

Investing activities
Purchase of property and equipment	(451)	(189)

Net cash used in investing activities	(451)	(189)

Financing activities
Net proceeds from issuance of common stock.
Net increase in short-term borrowings
Proceeds from employee stock incentive program and employee stock purchase plan	146	146

Net cash provided by financing activities	146	146

Increase (decrease) in cash and cash equivalents	(1,580)	265
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$3,754	$5,222

Cash paid during the period for:
Interest	$45	$46
Taxes	$31	$19

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. Such adjustments consist of items of a normal recurring nature. The condensed consolidated financial statements included in this quarterly report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

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

The Company applies Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period.

On January 25, 2005, our Board of Directors approved a one-for-five reverse stock split, within the range previously approved by Adept’s shareholders. The reverse stock split became effective on February 25, 2005. All current and historical share and per share information included in these condensed consolidated financial statements has been restated to reflect the results of the reverse stock split.

Certain amounts presented in the consolidated financial statements for prior periods have been reclassified to conform to the fiscal year 2006 presentation.

2.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share –Based Payment”, effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual option grants. All stock compensation recorded during the quarter ended October 1, 2005 has been accounted for as an equity instrument. Prior to July 1, 2005 we followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized an expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed in our previous filings.

Under the provisions of SFAS 123R we recorded $189,000 of stock compensation expense on our unaudited condensed consolidated statement of operations for the three months ended October 1, 2005. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average fair values of options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the period were $4.42 and $2.39, respectively, using the following assumptions:

	Three Months Ended October 1, 2005
	Stock Option Plan	Purchase Plan
Dividend yield	0%	0%
Expected volatility	0.88	0.88
Average risk free interest rate	3.79%	3.49%
Expected life (in years)	2.89	0.50

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options by our employees.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 20% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per share data).

Three Months Ended October 2, 2004
Net income as reported	$40
Add: Employee stock compensation included in reported net income	—
Less: employee stock compensation under SFAS No. 123	(231)

Pro forma net loss	$(191)

Net income per basic and diluted share as reported	0.01
Pro forma net loss per basic and diluted share	$(0.03)

During the three months ended October 1, 2004, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.68 and $4.91 respectively, using the following assumptions.

	Three Months Ended October 2, 2004
	Stock Option Plan	Purchase Plan
Dividend yield	0%	0%
Expected volatility	0.66	3.23
Average risk free interest rate	4.03%	4.56%
Expected life (in years)	8.58	0.51

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28. The total compensation cost of options granted but not yet vested as of July 1, 2005 is expected to be recognized over the weighted average period of four years.

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At October 1, 2005, the Company held no short-term investments.

4.	Inventories

Inventories net of reserves are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	October 1, 2005	June 30, 2005
Raw materials	$3,959	$3,835
Work-in-process	1,790	2,176
Finished goods	4,381	4,190

	$10,130	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.4 million at October 1, 2005 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	(in thousands)
	October 1, 2005	June 30, 2005
Machinery and equipment	$3,137	$2,844
Computer equipment	5,373	5,234
Office furniture and equipment	2,053	2,034

	10,563	10,112
Accumulated depreciation and amortization	(9,000)	(8,869)

Net property and equipment	$1,563	$1,243

6.	Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated remaining annual amortization expense related to the intangible assets subject to amortization.

	(in thousands) As of October 1, 2005
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,389	$(2,210)	$179
Non-compete agreements	380	(380)	—

Total	$2,769	$(2,590)	$179

The aggregate amortization expense for the three months ended October 1, 2005 totaled $49,000 and the estimated amortization expense for the next two years is as follows:

(in thousands) Amount
Remaining for fiscal year 2006	$146
For fiscal year 2007	33

$179

7.	Warranties

The Company generally offers a two year parts and one year labor limited warranty for most of its hardware component products. The specific terms and conditions of those warranties are set forth in the Company’s “Terms and Conditions of Sale,” and published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability through charges to cost of revenues at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows:

	(in thousands) Three months ended
	October 1, 2005	October 2, 2004
Balance at beginning of period	$2,040	$2,111
Provision for warranties issued	279	237
Change in estimated warranty provision including expirations	—	(91)
Warranty claims	(375)	(291)

Balance at end of period	$1,944	$1,966

8.	Accrued Restructuring Expenses

The following table summarizes the Company’s accrued restructuring expenses:

	Balance June 30, 2005	Amounts Paid Q1 Fiscal 2006	Balance October 1, 2005
Lease commitments	$22	$6	$16

During the quarter ended October 1, 2005, the Company was able to complete the restructuring of its lease in Los Angeles, California, which resulted in a $6,000 reduction in the restructuring accrual. The balance at October 1, 2005 is comprised entirely of scheduled obligations that are expected to be paid out or released during the remainder of fiscal 2006 against non-cancelable lease commitments.

9.	Legal Proceedings

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

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the three months ended October 1, 2005, the Company recorded a provision for income taxes from continuing operations of $6,000 for domestic and international tax liabilities.

11.	Income per Share

Basic income per share is computed by dividing net income, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

	Three months ended
(in thousands)	October 1, 2005	October 2, 2004
Net Income	$160	$40

Basic:
Weighted average number of shares used in computing basic per share amounts	6,173	5,981

Basic net income per share	$0.03	$0.01

Diluted:
Weighted average number of common shares used in computing basic net income per share	6,173	5,981
Add: Weighted average number of dilutive potential Common stock	1,798	1,821

Weighted average number of common shares used in computing diluted net income per share	7,971	7,802

Diluted net income per share	$0.02	$0.01

12.	Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its President and Chief Executive Officer, or CEO.

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly and material handling applications under two categories: (1) Robotics and (2) Services and Support.

The Robotics segment provides intelligent production automation software and hardware component products externally to customers.

The Services and Support segment provides support services to customers including: supplies of spare parts and refurbished and new direct drive robots; providing information regarding the use of the Company’s automation equipment; assisting with the ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenue and segment profit. Segment profit is comprised of income before unallocated research, development and engineering expenses, unallocated general and administrative expenses, interest income, and interest and other expenses.

Management does not fully allocate research, development and engineering expenses and general and administrative expenses when making capital spending and expense funding decisions or assessing segment performance. There is no inter-segment revenue recognized. Transfers of materials or labor between segments are recorded at cost.

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

	Three months ended
(in thousands)	October 1, 2005	October 2, 2004
Revenues:
Robotics	$8,204	$7,583
Services and Support	6,437	3,710

Total revenues	$14,641	$11,293

Operating income:
Robotics	$1,090	$1,562
Services and Support	1,735	835

Segment profit	2,825	2,397
Unallocated research, development and engineering and general and administrative	(2,418)	(2,385)
Restructuring (charges) reversal, net	—	43
Amortization of intangible assets	(49)	(49)

Operating income	358	6
Interest income	18	9
Interest expense	(46)	(46)
Foreign currency gain (loss)	(164)	83

Income before income taxes	$166	$52

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

	Three months ended
(in thousands)	October 1, 2005	October 2, 2004
Revenue:
United States	$4,887	$3,223
Germany	4,405	2,938
France	1,831	986
Switzerland	814	736
Other European countries	1,401	995
Singapore	1,133	698
All other countries	170	1,717

Total	$14,641	$11,293

(in thousands)	October 1, 2005	June 30, 2005
Long-lived tangible assets:
United States	$4,858	$4,583
All other countries	247	213

Total long-lived tangible assets	$5,105	$4,796

13.	Comprehensive Income

For the three months ended October 1, 2005 and October 2, 2004, there were no significant differences between the Company’s comprehensive income or loss and its net income or loss.

14.	Equity

During the three months ended October 1, 2005, 6,290 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 25,544 shares of common stock were issued under the Company’s employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at October 1, 2005 were 6,176,548.

15.	Foreign Currency Translation

Translation gains resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $76,000 and $7,000 for the three months ended October 1, 2005 and October 2, 2004, respectively. Foreign currency transaction gains (losses) were $(239,000) and $75,000 for the three months ended October 1, 2005 and October 2, 2004, respectively. In the past the Company has included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, foreign currency gains or losses are reported as a separate line item in the income statement.

16.	Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. As amended effective April 14, 2005, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R became effective for Adept for the quarter ending October 1, 2005. See “Stock-Based Compensation” in Note 2 to the Company’s Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three months ended October 2, 2004.

17.	Subsequent Events

Effective November 4, 2005, Adept reincorporated from California into Delaware by merging with and into its wholly owned subsidiary Adept-Delaware, as contemplated by a merger agreement between the parties. As a result of the merger, each share of Adept-California’s common stock, no par value per share, was automatically converted into one share of Adept-Delaware’s common stock, par value $0.001 per share, and each previously issued and outstanding share of Adept-Delaware common stock was cancelled. The reincorporation will not result in any significant change in Adept-California’s business, management, employees, fiscal year, assets or liabilities, will not cause the principal executive offices or other facilities of Adept-California to be moved, and will not result in any relocation of management or other employees.

In addition, effective November 4, 2005, prior to the consummation of the reincorporation of Adept in Delaware, the Certificate of Incorporation of Adept-Delaware was amended to increase the number of shares of authorized capital stock of Adept-Delaware to 20,000,000, consisting of 19,000,000 shares of common stock and 1,000,000 shares of preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this quarterly report on Form 10-Q in greater detail under the heading “Factors Affecting Future Operating Results.” Also, these statements represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a California corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 140 trademarks of which 15 are registered trademarks, some of which include the Adept Technology logo including (among others) AIM®, FireBlox®, HexSight®, Adept Cobra 600™, Adept Cobra 800™, Adept Python™ Linear Modules, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™ and Adept i-Sight™.

OVERVIEW

We provide intelligent vision-guided robotics and global robotics services to our customers in many industries including the electronics/communications, automotive, industrial appliance, food and pharmaceuticals, semiconductor, original equipment manufacturer, or OEM, and life sciences industries. This mix varies considerably from period to period due to a variety of market and economic factors. We utilize our comprehensive portfolio of high reliability mechanisms, high-performance motion controllers and application development software to deliver automation products that meet our customers’ increasingly complex manufacturing requirements. We offer our customers comprehensive and tailored automation products that reduce the time and cost to design, engineer and launch products into high-volume production. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes system design software, process knowledge software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and other flexible automation equipment. Our software has not generally been sold or licensed separately, except for vision software, though we intend to market and sell additional software licenses on a standalone basis in the foreseeable future. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. The

Adept 4-axis robots, Adept’s SCARA (Selective Compliance Assembly Robot Arm) robots, are designed for a broad range of basic applications that otherwise utilize dedicated automation or manual labor. This technology is fundamental to Adept’s business and Adept has recently made developments and launched new SCARA products, which we believe will favorably impact on our gross margins during fiscal 2006, as discussed in “Results of Operations-Gross Margin” below.

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the AdeptViper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. The AdeptViper combines an advanced 6-axis arm design with Adept’s high performance SmartControl software platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing. Sales of these robots have increased 84% in the first quarter of fiscal 2006 compared to the same period of the prior year.

In September 2005, we introduced a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. Historically, linear modules was significant product line for Adept, which have more recently experienced declining sales volumes. The introduction of the new family of linear modules is expected to increase the percentage of our sales from this line.

International sales recently comprise between 60% and 80% of our total revenues for any given quarter, and represented approximately 67% of our total revenues for the quarter ended October 1, 2005. In recognition of the increasingly international nature of our business, late in the third quarter of fiscal 2005 we announced a new global vertical market business initiative. The new initiative focused resources initially on developing applications for customers in the telecom, data storage, and automotive component vertical markets. We intend to work directly with leading customers in these markets, providing direct sales, service and engineering to develop more targeted products and applications. By being involved directly with the end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we will be more successful being included in the final design specifications for customers’ production and assembly lines, which we expect will positively impact the size of orders for our products.

We effected one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information reflect the reverse stock split. The number of shares of common stock issued and outstanding and the number of authorized shares of common stock and preferred stock has been reduced according to the reverse stock split, but the rights and preferences of the shares of our common stock have remained the same. The reverse stock split did not change our financial condition, results from operations or other aspects of our business. However, the reverse stock split has increased our net income or loss per share, as applicable, and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

Effective November 4, 2005, Adept reincorporated from California into Delaware by merging with and into its wholly owned subsidiary Adept-Delaware, as contemplated by a merger agreement between the parties. As a result of the merger, each share of Adept-California’s common stock, no par value per share, was automatically converted into one share of Adept-Delaware’s common stock, par value $0.001 per share, and each previously issued and outstanding share of Adept-Delaware common stock was cancelled. The reincorporation will not result in any significant change in Adept-California’s business, management, employees, fiscal year, assets or liabilities, will not cause the principal executive offices or other facilities of Adept-California to be moved, and will not result in any relocation of management or other employees.

In addition, effective November 4, 2005, prior to the consummation of the reincorporation of Adept in Delaware, the Certificate of Incorporation of Adept-Delaware was amended to increase the number of shares of authorized capital stock of Adept-Delaware to 20,000,000, consisting of 19,000,000 shares of common stock and 1,000,000 shares of preferred stock.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three month period ended October 1, 2005. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended October 1, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s condensed consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring expenses, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our condensed consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	deferred tax valuation allowance;

•	foreign currency exchange gain (loss); and

•	goodwill

Revenue Recognition.

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A small portion of our revenues arises from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104, (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on revenue recognition policy for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and credit-worthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We do not generally request collateral from our customers. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Goodwill. The carrying value of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future sales and production volumes, revenue and expense growth rates, changes in working capital use, foreign exchange rates and selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the reporting unit. The Company tests its intangible assets annually on April 1 unless there are indications during an interim period that such assets may have become impaired. The Company uses its judgment in assessing whether intangible assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.

Results of Operations

Revenues. Revenues increased by 29.6% to $14.6 million for the three months ended October 1, 2005 as compared to $11.3 million for the three months ended October 2, 2004. The increase resulted from strong sales in both the Robotics and Service business segments. Robotics segment revenues increased due to continuing strong sales of 4-axis Cobra robots and improving sales of the new 6-axis Viper robots, partially offset by reduced revenues from vision software. The Service segment benefited from very substantial growth in revenues compared to prior periods from the sale of remanufactured robots. Some of this increase reflects a surge in demand which management does not expect to continue from quarter to quarter.

In terms of our business segments, Robotics revenues increased 8.2% to $8.2 million for the three months ended October 1, 2005 from $7.6 million for the three months ended October 2, 2004. Services and Support revenues were $6.4 million for the three months ended October 1, 2005, compared to $3.7 million for the three months ended October 2, 2004, representing a 73% increase.

Our domestic sales were $4.9 million for the three months ended October 1, 2005 compared to $3.2 million for the three months ended October 2, 2004, an increase of 51.6%. The majority of the increase in domestic sales occurred in Services and Support and resulted from increased sales of manufactured robots. Our international sales were $9.8 million for the three months ended October 1, 2005 compared to $8.1 million for the comparable period in fiscal 2004, an increase of 20.9%. The increase in revenues from international sales is primarily attributable to strong sales associated with automotive component and consumer electronics applications in Europe. We have strengthened our international presence with the introduction in fiscal 2005 of European-sourced manufacturing and are in the process of staffing a service office in China.

We expect that revenues from our international customers will continue to account for a significant portion of our total revenue and approximately 40 to 50% of our product sales to European customers are priced in euros. The mix of euro denominated business has historically enhanced the competitiveness of our prices, and has increased our revenues and gross margins when the euro has strengthened relative to the US dollar, however, the euro has weakened of late, and future fluctuations in the rate of exchange between the dollar and the euro have the potential to significantly impact, either positively or adversely, our business and operating results.

Gross Margin. Gross margin as a percentage of revenues was 51.0% for the three months ended October 1, 2005 compared to 48.4% for three months ended October 2, 2004. The gross margin improvement resulted from a sales mix favoring higher margin products, as well as improved robot component designs, increased outsourcing of robot subassemblies, and reduced manufacturing overhead costs. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software license sales.

Research, Development and Engineering Expenses. Research, development and engineering expenses associated with continuing operations increased by 14.5% to $1.9 million, or 13.0% of revenues for the three months ended October 1, 2005, from $1.7 million, or 14.7% of revenues for three months ended October 2, 2004. The growth in R&D outlays was the result primarily of increased expenditures for software development activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.2 million, or 35.3% of revenues, for the three months ended October 1, 2005, an increase of $1.4 million from $3.8 million or 33.6% of revenues for the three months ended October 2, 2004. The increases are primarily due to several sales and marketing projects for new product launches and sales development activities, higher expenses for accounting and legal fees for services relating to corporate governance matters as well as the Company’s public reporting requirements, and the inclusion of stock option compensation expenses beginning this quarter, partially offset by a reduction in charges for bad debt.

Interest Expense, Net. Interest expense, net of interest income, was $28,000 for the three months ended October 1, 2005 compared to $37,000 for the three months ended October 1, 2004. Interest expense for the three month periods ended October 1, 2005 and October 2, 2004 included interest expense accrued on a $3.0 million convertible note due June 2006, which bears a 6% fixed interest rate.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange loss was $164,000 for the three months ended October 1, 2005 compared to a gain of $83,000 for the three months ended October 2, 2004. These foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar. In the past we included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we began to classify foreign currency gains or losses as a separate line item in the income statement.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. While we have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, we recorded a modest provision for taxes that may not be so covered in the first quarters of fiscal 2006 and 2005.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.6 million from June 30, 2005 to $3.8 million. Net cash used in operating activities of $1.3 million was attributable to an increase in accounts receivable of $3.0 million, partially offset by decreases in inventory and prepaid expenses and increases in accounts payable and other accrued liabilities, primarily accrued payroll and related liabilities. The increase in accounts receivable primarily resulted from the revenues realized during the quarter. Other items affecting the operating cash flows were net income of $160,000 augmented by non-cash charges including depreciation and amortization of $180,000, non-cash interest expense of $45,000, and non-cash compensation charges of $189,000 relating to expensing of stock options.

Cash used in investing activities of $451,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software.

Cash provided by financing activities of $146,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of October 1, 2005, we had an aggregate cash balance of $3.8 million, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities plus our cash, and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006, and (iii) that funds remain available under our credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

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

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of October 1, 2005 and remains in compliance with such covenants.

Contractual Obligations

Total long term debt and operating lease obligations at October 1, 2005 were $11.2 million, which consists of $8.2 million in operating lease obligations and $3.0 million in short-term debt in the form of a convertible subordinated note due June 30, 2006. A summary of our contractual obligations, including long-term debt and operating lease obligations as of October 1, 2005 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$8,215	$1,301	$3,005	$2,502	$1,407
Short-term debt	3,000	3,000	—	—	—

Total short-term debt and Operating lease obligations	$11,215	$4,301	$3,005	$2,502	$1,407

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

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales from continuing operations were $9.8 million for the three months ended October 1, 2005, $33.9 million for the fiscal year ended June 30, 2005 and $22.7 million for the fiscal year ended June 30, 2004. This represented 66.6%, 67.2% and 46.1% of revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue.

We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 and 2005 resulted in a currency exchange gain for us, whereas the increase in value of the U.S. dollar to the euro in the first quarter of fiscal 2006 resulted in a currency exchange loss, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Continued change in the values of the euro or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

We are in the process of establishing a service and support office in China in response to the increase in our sales into China, and anticipate further increasing business as our customers expand China manufacturing. We sell standard components for products to OEMs who deliver products to Asian markets such as Japan, Malaysia, Korea, and China. Past turmoil in Asian financial markets and weakness in underlying economic conditions in certain Asian countries may continue to impact our sales to OEM customers who deliver to, are located in, or whose projects are based in those Asian countries. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer’s or our bank’s financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced a significant decline in sales to OEMs serving the Asian market.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of October 1, 2005, we had an aggregate cash balance of $3.8 million, and a short term credit facility of up to $5.0 million, under which no amounts were outstanding. We currently depend on funds generated from operating activities plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in fiscal 2006, (iii) that funds remain available under our existing credit facility or a new credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted into shares of our common stock.

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

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In fiscal 2005 and the first quarter of fiscal 2006, U.S. manufacturing markets remain soft. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending. We made additional cost reductions in fiscal 2003, 2004 and 2005 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation, which became effective for Adept in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Adept evaluated option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options and decided to continue using the Black-Scholes method, with adjustments to the methodology as necessary for reporting under Statement 123R guidelines. Statement 123R had a significant impact on our operating results for the first quarter of 2006, and Adept expects the adoption will have a significant impact on our operating results in the future.

If we cannot identify and make acquisitions of other technologies and products, our ability to expand our operations and increase our revenue may be impaired.

In the past, a significant portion of our growth was attributable to acquisitions of other technologies and businesses. We expect that acquisitions of complementary products and technologies in the future may play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is rendered more difficult due to our cash constraints and our common stock price and thin trading volume affecting liquidity considerations, making equity transactions more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired. Even if we are able to identify and acquire acquisition candidates, we may be unable to realize the benefits anticipated as a result of these acquisitions.

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. For example, during the fiscal 2005 audit, our external auditors identified a material weakness related to the number of post-closing adjustments recorded by us, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Similarly, we received a notice of certain control deficiencies from our newly engaged external auditors during their review of financial results for the first quarter of fiscal 2006. We are currently reviewing our internal control processes to remediate these issues. To prepare for compliance with Section 404, which for the Company under current regulations will be required as of June 30, 2008, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

The hardware products we sell in the European Union are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Adept hardware products have been declared as exempt by TUV Rheinland from the EU Directive WEEE/RoHS (Waste Electrical and Electronics Equipment/Reduction of Hazardous Substances) scheduled to be in effect on July 1, 2006. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

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

Our current or potential competitors may develop products comparable or superior in terms of price and performance features to those developed by us or adapt more quickly than we can to new or emerging technologies and changes in customer requirements. We may be required to make substantial additional investments in connection with our research, development, engineering, marketing, and customer service efforts to meet any competitive threat, so that we will be able to compete successfully in the future. We expect that in the event the intelligent automation market expands, competition in the industry will intensify as additional competitors enter our markets and current competitors expand their product lines. Increased competitive pressure could result in a loss of sales or market share or cause us to lower prices for our products, any of which could harm our business.

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

We had an aggregate of 6,176,548 shares of common stock outstanding as of October 1, 2005. Our outstanding convertible note is convertible, at the option of the holder, into up to 600,000 shares at a conversion price of $5.00 per share (less than the price of our common stock at October 1, 2005), and matures on June 30, 2006. Thus this note must either be repaid or converted during the current fiscal year. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. We have registered for resale by the investors the shares of common stock issuable upon exercise of the warrants issued in the 2003 financing and the shares issuable upon conversion of the convertible note. The resulting shares carry certain other rights, including registration rights, participation rights and co-sale rights in certain equity sales by us or our management. Selling security holders included in the registration statement may offer up to an aggregate of approximately 3.9 million shares of our common stock, 1,711,112 shares of which are not currently outstanding but may be in the future.

Additionally, at October 1, 2005, options to purchase approximately 907,512 shares of our common stock were outstanding under our stock option plans, and an additional 230,621 shares of common stock were reserved for issuance under our stock option plans. We have also received shareholder approval for a new equity incentive plan in November 2005. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options, and conversion of the warrants and note will significantly increase the number of conversion shares outstanding, diluting the ownership interests of our existing shareholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, convertible notes, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our common stock is approved to move for trading on the NASDAQ National Market from the OTC Bulletin Board, and the change may not result in the expected increase in trading activity and price of our common stock.

Our common stock has been approved for trading on Nasdaq commencing on November 15, 2005 and will move from the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq and other listed exchanges. Trading in our stock has been relatively thin with increased price volatility because smaller quantities of shares are bought and sold, transactions may take longer to complete, and securities analysts’ and news media coverage of Adept has diminished. We believe these factors resulted in lower prices and larger spreads in the bid and ask prices for our common stock. We completed a 1-for-5 reverse stock split effective February 25, 2005, which may have further reduced liquidity. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. While we believe that relisting with Nasdaq will increase confidence by suppliers, customers, and employees, and improve institutional investor interest and the availability of business development and other strategic opportunities, the Nasdaq listing may not produce these results and may not increase the value of our common stock to our shareholders.

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

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on the OTC Bulletin Board, Nasdaq or other exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation regarding proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including our 2003 financing and warrants, and the convertible note conversion.

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash amounts and related weighted-average interest rates for our investment portfolio, all of which matures in less than 12 months.

(in thousands)	October 1 2005	Fair Value
Cash and cash equivalents	$3,754	$3,754
Average rate	1.4%	1.4%

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

As of the end of the quarter ended October 1, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2005, our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, were not effective in light of the material weakness described below.

In connection with the audit of our fiscal 2005 results, we were advised by Ernst & Young LLP, our former independent auditors, that during their performance of audit procedures related to our financial statements for the year ended June 30, 2005 they identified a “material weakness” in our internal controls as defined in Statement on Auditing Standards No. 60, “Communication of Internal Control Related Matters Noted in an Audit” (“SAS 60”), as described further below. The material weakness related to the high number of post-closing adjustments recorded by Adept. This weakness in the communication, analysis and review elements of our financial accounting function could prevent our reasonable assurance that financial information is processed and reported timely. Additionally, we were advised by Armanino McKenna LLP, our independent auditors, that in performing their review of our financial statements for the quarter ended October 1, 2005, they noted certain matters involving internal control over financial reporting and its operation that they consider to be control deficiencies under standards established by the Public Company Accounting Oversight Board (United States). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The control deficiencies related to errors in the calculation of inventory reserves and stock option compensation under FAS123R and were determined to be material weaknesses. These weaknesses could prevent our reasonable assurance that financial information is processed accurately and reported timely. We are in the process of reviewing and strengthening our internal control procedures and intend to pursue remedial actions such as more detailed procedures, redesigning certain reporting methodologies to eliminate sources of error and increase automation of reports, reviewing our international subsidiary consolidation process to eliminate sources of error in the consolidations, and additional training for appropriate finance personnel to ensure all aspects of our financial statement close processes reflect full compliance with U.S. generally accepted accounting principles.

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

PART II – OTHER INFORMATION

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

On September 30, 2005, Silicon Valley Bank (SVB) exercised in full its warrant to purchase 7,577 shares of Adept common stock. No consideration was received by Adept upon exercise of the warrant, as this was a net exercise. The warrant was issued by Adept on March 20, 2003 in reliance upon Regulation D of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”), and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on August 17, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on November 4, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.3	Bylaws of Adept-Delaware, as adopted on August 18, 2005 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.1	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Adept’s Schedule 14A definitive proxy statement filed with the Securities and Exchange Commission on October 6, 2005).

10.2	2003 Stock Option Plan, as amended effective November 3, 2005.

10.3	Form of Indemnification Agreement between Adept-Delaware and its directors and officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Robert R. Strickland
Robert R. Strickland
Vice President, Finance and
Chief Financial Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher
Chairman of the Board of Directors and
Chief Executive Officer

Date: November 15, 2005

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”), and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on August 17, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on November 4, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.3	Bylaws of Adept-Delaware, as adopted on August 18, 2005 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.1	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Adept’s Schedule 14A definitive proxy statement filed with the Securities and Exchange Commission on October 6, 2005).

10.2	2003 Stock Option Plan, as amended effective November 3, 2005.

10.3	Form of Indemnification Agreement between Adept-Delaware and its directors and officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.