Form 10-Q
period 2005-12-31
ADEPT TECHNOLOGY INC
filed 2006-02-14
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of February 10, 2006 was 6,204,106.

ADEPT TECHNOLOGY, INC.

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,923	$5,334
Accounts receivable, less allowance for doubtful accounts of $742 at December 31, 2005 and $754 at June 30, 2005	13,989	11,184
Inventories, net	9,916	10,201
Other current assets	539	642

Total current assets	27,367	27,361
Property and equipment at cost	11,061	10,112
Less accumulated depreciation and amortization	9,124	8,869

Property and equipment, net	1,937	1,243
Goodwill	3,176	3,176
Other intangible assets, net	130	228
Other assets	223	201

Total assets	$32,833	$32,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$3,000
Accounts payable	6,933	6,916
Accrued payroll and related expenses	1,664	1,501
Accrued warranty expenses	1,806	2,040
Deferred revenue	31	60
Accrued restructuring expenses	—	22
Other accrued liabilities	692	727

Total current liabilities	14,126	14,266
Long-term liabilities:
Other long-term liabilities	261	242

Total liabilities	14,387	14,508
Shareholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 and 14,000 shares authorized, 6,199 and 6,137 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	144,777	144,183
Accumulated deficit:	(126,331)	(126,482)

Total shareholders’ equity	18,446	17,701

Total liabilities and shareholders’ equity	$32,833	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

*Derived from audited consolidated financial statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenues	$12,979	$11,785	$27,620	$23,078
Cost of revenues	6,139	6,461	13,306	12,288

Gross margin	6,840	5,324	14,314	10,790
Operating expenses:
Research, development and engineering	1,737	1,561	3,639	3,222
Selling, general and administrative	4,853	3,844	10,018	7,637
Restructuring charge (reversal), net	—	9	—	(33)
Amortization of intangible assets	49	49	98	97

Total operating expenses	6,639	5,463	13,755	10,923

Operating income (loss)	201	(139)	559	(133)
Interest expense, net	(18)	(36)	(46)	(73)
Foreign currency exchange gain (loss)	(204)	241	(368)	324

Income (loss) before income taxes	(21)	66	145	118
Provision for (reversal of) income taxes	(11)	6	(5)	17

Net income (loss)	$(10)	$60	$150	$101

Basic income (loss) per share	$0.00	$0.01	$0.02	$0.02

Diluted income (loss) per share	$0.00	$0.01	$0.02	$0.02

Number of shares used in computing basic per share amounts	6,178	6,073	6,158	6,031

Number of shares used in computing diluted per share amounts	6,178	6,381	6,782	6,319

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	December 31,	January 1,
	2005	2005
Operating activities
Net income	$150	$101
Non-cash adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	255	484
Stock compensation	439	—
Amortization of intangibles	98	98
Non-cash interest expense	90	90
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,805)	2,996
Inventories, net	285	(1,443)
Other current assets	103	(199)
Other assets	(22)	(6)
Accounts payable	17	(952)
Other accrued liabilities and deferred revenues	(226)	(1,653)
Accrued restructuring expenses	(22)	—
Other long-term liabilities	20	69

Net cash used in operating activities	(1,618)	(416)

Investing activities
Purchase of property and equipment	(949)	(446)

Net cash used in investing activities	(949)	(446)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	156	640

Net cash provided by financing activities	156	640

Increase (decrease) in cash and cash equivalents	(2,411)	(222)
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$2,923	$4,735

Cash paid during the period for:

Interest	$2	$2
Taxes	$10	$17

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

All current and historical share and per share information included in these condensed consolidated financial statements has been restated to reflect the results of Adept’s one-for-five reverse stock split effective February 25, 2005.

Certain amounts presented in the consolidated financial statements for prior periods have been reclassified to conform to the fiscal year 2006 presentation.

2.	Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share –Based Payment”, effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and six months ended December 31, 2005 has been accounted for as an equity instrument. Prior to July 1, 2005 we followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (Black-Scholes) and assumptions disclosed prior to our adoption of SFAS 123R.

Under the provisions of SFAS 123R we recorded $213,000 and $439,000 of stock compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2005, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. During the three and six months ended December 31, 2005, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended December 31, 2005 were $5.24 and $3.18 respectively, and for the six months ended December 31, 2005 were $4.62 and $2.74, respectively using the following assumptions.

	Three Months Ended December 31, 2005		Six Months Ended December 31, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	4.29%	3.60%	3.92%	3.54%
Expected life (in years)	4.28	0.50	3.24	0.50
Expected volatility	0.80	0.85	0.86	0.87
Dividend yield	0%	0%	0%	0%

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

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data).

	Three Months Ended January 1, 2005	Six Months Ended January 1, 2005
Net income as reported	$60	$101
Add: Employee stock compensation included in reported net income	—	—
Less: employee stock compensation under SFAS No. 123	(222)	(453)

Pro forma net loss	$(162)	$(352)

Net income per basic share as reported	$0.01	$0.02
Pro forma net loss per basic share	$(0.03)	$(0.06)
Net income per diluted share as reported	$0.01	$0.02
Pro forma net loss per basic and diluted share	$(0.03)	$(0.06)

During the three and six months ended January 1, 2005, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended January 1, 2005 were $4.70 and $4.90 respectively, and for the six months ended January 1, 2005 were $4.70 and $4.90, respectively using the following assumptions.

	Three Months Ended January 1, 2005		Six Months Ended January 1, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	4.03%	4.56%	4.03%	4.56%
Expected life (in years)	8.58	0.50	8.58	0.50
Expected volatility	0.66	3.23	0.66	3.23
Dividend yield	0%	0%	0%	0%

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28. The unamortized compensation cost (previously being recognized under FAS 123 on a pro-forma basis) for options granted but not vested as of July 1, 2005 will be recognized ratably over the remaining vesting period of such options.

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 31, 2005, the Company held no short-term investments.

4.	Inventories

Inventories, net of reserves, are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	December 31, 2005	June 30, 2005
Raw materials	$4,051	$3,835
Work-in-process	1,814	2,176
Finished goods	4,051	4,190

	$9,916	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.3 million at December 31, 2005 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	(in thousands)
	December 31, 2005	June 30, 2005
Machinery and equipment	$3,437	$2,844
Computer equipment	5,542	5,234
Office furniture and equipment	2,082	2,034

	11,061	10,112
Accumulated depreciation and amortization	(9,124)	(8,869)

Net property and equipment	$1,937	$1,243

6.	Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated remaining annual amortization expense related to the intangible assets subject to amortization.

	(in thousands) As of December 31, 2005
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,389	$(2,259)	$130
Non-compete agreements	380	(380)	—

Total	$2,769	$(2,639)	$130

The aggregate amortization expense for the six months ended December 31, 2005 totaled $98,000 and the estimated amortization expense for the next two years is as follows:

(in thousands) Amount
Remaining for fiscal year 2006	$97
For fiscal year 2007	33

$130

7.	Warranties

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

Changes in the Company’s warranty liability are as follows:

	(in thousands) Six months ended
	December 31, 2005	January 1, 2005
Balance at beginning of period	$2,040	$2,111
Provision for warranties issued	623	551
Change in estimated warranty provision including expirations	—	(264)
Warranty claims	(857)	(489)

Balance at end of period	$1,806	$1,909

8.	Accrued Restructuring Expenses

The following table summarizes the Company’s accrued restructuring expenses:

	Balance June 30, 2005	Amounts Paid Q1 Fiscal 2006	Balance October 1, 2005	Amounts Paid Q2 Fiscal 2006	Balance December 31, 2005
Lease commitments	$22	$6	$16	$16	$—

9.	Legal Proceedings

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

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the six months ended December 31, 2005, the Company conducted an analysis of existing reserves for taxes and made a net $5,000 reduction in reserve levels since the beginning of fiscal 2006.

11.	Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Net Income (loss)	$(10)	$60	$150	$101

Basic:
Weighted average number of shares used in computing basic per share amounts	6,178	6,073	6,158	6,031

Basic net income per share	$0.00	$0.01	$0.02	$0.02

Diluted:
Weighted average number of common shares used in computing basic net income per share	6,178	6,073	6,158	6,031
Add: Weighted average number of dilutive potential Common stock	—	308	624	288

Weighted average number of common shares used in computing diluted net income per share	6,178	6,381	6,782	6,319

Diluted net income per share	$0.00	$0.01	$0.02	$0.02

12.	Segment Information

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

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenues:
Robotics	$7,868	$8,273	$16,072	$15,856
Services and Support	5,111	3,512	11,548	7,222

Total revenues	$12,979	$11,785	$27,620	$23,078

Operating income:
Robotics	$185	$1,452	$1,275	$3,014
Services and Support	2,521	485	4,256	1,320

Segment profit	2,706	1,937	5,531	4,334
Unallocated research, development and engineering and general and administrative	2,456	2,017	4,874	4,403
Restructuring (charges) reversal, net	—	(9)	—	33
Amortization of intangible assets	49	49	98	97

Operating income (loss)	201	(138)	559	(133)
Interest income	27	9	45	19
Interest expense	(45)	(46)	(92)	(92)
Foreign currency gain (loss)	(204)	241	(368)	324

Income before income taxes	$(21)	$66	$144	$118

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenue:
United States	$3,833	$4,368	$8,252	$7,591
Germany	2,537	2,682	6,942	5,620
France	2,337	1,300	4,168	2,286
Switzerland	246	674	1,059	1,410
Other European countries	1,387	1,053	2,789	2,048
Singapore	1,596	447	2,728	1,145
All other countries	1,043	1,261	1,682	2,978

Total	$12,979	$11,785	$27,620	$23,078

(in thousands)	December 31, 2005	June 30, 2005
Long-lived assets:
United States	$5,142	$4,583
All other countries	312	213

Total long-lived assets	$5,454	$4,796

13.	Comprehensive Income

For the three and six months ended December 31, 2005 and January 1, 2005, there were no significant differences between the Company’s comprehensive income or loss and its net income or loss.

14.	Equity

During the six months ended December 31, 2005, 10,852 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 25,544 shares of common stock were issued under the Company’s employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at December 31, 2005 were 6,199,760.

15.	Foreign Currency Translation

Translation gains resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $48,000 and $123,000 for the three and six months ended December 31, 2005, respectively, and $37,000 and $44,000 for the three and six months ended January 1, 2005, respectively. Foreign currency transaction gains (losses) were $(252,000) and $(491,000) for the three and six months ended December 31, 2005, respectively, and $200,000 and $271,000 for the three and six months ended January 1, 2005, respectively. In the past the Company has included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, foreign currency gains or losses are reported as a separate line item in the income statement.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. As amended effective April 14, 2005, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R became effective for Adept for the quarter ending October 1, 2005. See “Stock-Based Compensation” in Note 2 to the Company’s Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and six months ended January 1, 2005.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the “short-cut” method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The “short-cut” method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of share-based compensation, and to determine the subsequent impact on the APIC pool and the Condensed Consolidated Statements of Cash Flows of the tax effects of share-based compensation awards that are outstanding upon adoption of SFAS 123R.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	impact of new products or change in product mix on margins;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this quarterly report on Form 10-Q in greater detail under the heading “Risk Factors.” Also, these statements represent our estimates and assumptions only as of the date of this report.

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

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the AdeptViper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. The AdeptViper family consists of the S-650 and S-850 which combine an advanced 6-axis arm design with Adept’s high performance SmartControl software platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing. Sales of 6-axis robots have increased 13% in the first half of fiscal 2006 compared to the same period of the prior year.

In December 2005, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. Historically, linear modules was significant product line for Adept, which have more recently experienced declining sales volumes. The introduction of the new family of linear modules is expected to increase the percentage of our sales from this line.

International sales represented approximately 70% of our total revenues for the three and six months ended December 31, 2005, as compared with 63% and 67% for the three and six months ended January 1, 2005, respectively. In recognition of the increasingly international nature of our business, late in the third quarter of fiscal 2005 we announced a new global vertical market business initiative. The new initiative focused resources initially on developing applications for customers in the telecom and data storage vertical markets. We intend to work directly with leading customers in these markets, providing direct sales, service and engineering to develop more targeted products and applications. Through our direct involvement with end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we will be more successful being included in the final design specifications for customers’ production and assembly lines, which we expect will positively impact the size of orders for our products. In fiscal 2006, we are also looking for complementary products and technologies to enhance and extend our product offerings.

Effective November 4, 2005, Adept reincorporated from California into Delaware. As a result of the reincorporation, Adept’s common stock now has a par value of $0.001 per share. The reincorporation will not result in any significant change in Adept’s business, management, employees, fiscal year, assets or liabilities, and will not cause the principal executive offices or other facilities or any employees of Adept to be relocated.

In addition, effective November 4, 2005, Adept’s Certificate of Incorporation was amended to increase the number of shares of authorized capital stock of Adept to 20,000,000, consisting of 19,000,000 shares of common stock and 1,000,000 shares of preferred stock.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six month periods ended December 31, 2005. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our second quarter ended December 31, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s condensed consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring expenses, service contracts, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our condensed consolidated financial statements, and it is possible that such changes could occur in the near term.

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

Warranties. Our warranty policy is included in our Terms of Sale, generally as a two year parts and one year labor limited warranty on most hardware and component products, and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Results of Operations

Three Months and Six Months Ended December 31, 2005 as compared to Three and Six Months Ended January 1, 2005

Revenues. Revenues increased by 10.1% to $13.0 million for the three months ended December 31, 2005 as compared to $11.8 million for the three months ended January 1, 2005. Revenues for the six months ended December 31, 2005 were $27.6 million, an increase of 19.7% from net revenues of $23.1 million for the six months ended January 1, 2005. The increases resulted primarily from increased sales in the Service and Support (“Service”) business segment. Robotics segment revenues increased modestly in the first half due to continuing sales of 4-axis Cobra robots and improving sales of the new 6-axis Viper robots, partially offset by reduced revenues from vision software. The Service segment benefited from very substantial growth in revenues compared to prior periods from the sale of remanufactured robots.

Specifically, Robotics revenues decreased 4.9% to $7.9 million for the three months ended December 31, 2005 from $8.3 million for the three months ended January 1, 2005. For the six months ended December 31, 2005, Robotics revenues increased 1.4% to $16.1 million, compared to $15.9 million for the six months ended January 1, 2005. Services and Support revenues were $5.1million for the three months ended December 31, 2005, compared to $3.5 million for the three months ended January 1, 2005, representing a 45.5% increase. Services and Support revenues were $11.5 million for the six months ended December 31, 2005, a 60% increase compared to $7.2 million for the six months ended January 1, 2005.

Our domestic sales were $3.8 million for the three months ended December 31, 2005 compared to $4.4 million for the three months ended January 1, 2005, a decrease of 12.2%. The decrease in second quarter domestic sales occurred in the Service segment as our business shifted strongly towards international activity. For the six months ended December 31, 2005, domestic sales were $8.3 million, an 8.7% increase as compared to $7.6 million for the six months ended January 1, 2005 as both business segments experienced growth in the first half. Our international sales were $9.1 million for the three months ended December 31, 2005, compared to $7.4 million for the comparable period in fiscal 2005, an increase of 23.3%. International sales for the six months ended December 31, 2005 were $19.4 million, a 25.1% increase compared to $15.5 million for the same period in fiscal 2005. The increase in revenues from international sales is primarily attributable to strong sales associated with automotive component and consumer electronics applications in Europe, and in addition rapidly expanding sales in Asia. We have strengthened our international presence with the introduction in fiscal 2005 of European-sourced manufacturing and are increasing our staffing levels in Asia. We expect that a substantial part of our revenues will involve international sales and that we will continue to grow our sales in Asia.

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

Gross Margin. Gross margin as a percentage of revenues was 52.7% for the three months ended December 31, 2005 compared to 45.2% for three months ended January 1, 2005. Gross margin as a percentage of revenues was 51.8% for the six months ended December 31, 2005, compared to 46.8% for the six months ended January 1, 2005. The gross margin improvement resulted from a sales mix favoring higher margin products, as well as improved robot component designs that achieve the same functionality at reduced cost, increased outsourcing of robot subassemblies, and reduced manufacturing overhead costs. Over the past several years, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to the impact of software license sales.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased by 11.3% to $1.7 million, or 13.4% of revenues for the three months ended December 31, 2005, from $1.6 million, or

13.2% of revenues for three months ended January 1, 2005. Research, development and engineering expenses increased by 12.9% to $3.6 million, or 13.2% of revenues for the six months ended December 31, 2005, from $3.2 million, or 14.0% of revenues for six months ended January 1, 2005. The growth in R&D outlays was the result primarily of increased expenditures for software development activities.

Research and development costs are expensed as incurred, except that software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. Adept’s software capitalization, which commenced in the second quarter of fiscal 2006, was $101,000. None of this amount was amortized in the quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million, or 37.4% of revenues, for the three months ended December 31, 2005, an increase of $1.1 million from $3.8 million or 32.6% of revenues, for the three months ended January 1, 2005. Selling, general and administrative expenses were $10.0 million, or 36.3% of revenues, for the six months ended December 31, 2005, an increase of $2.4 million from $7.6 million or 33.1% of revenues, for the six months ended January 1, 2005. The increases are primarily due to new product launches, increased marketing activities and an expanded sales force, plus expenses related to the company’s reincorporation in Delaware, stock-based employee compensation charges, and re-listing of Adept’s common stock on the Nasdaq National Market.

Operating Income. Operating income was $201,000 and $559,000 for the three and six months ended December 31, 2005, respectively, as compared with operating losses of $139,000 and $133,000 for the three and six months ended January 1, 2005, respectively. Effective July 1, 2005, Adept adopted the provisions of FAS 123R, which requires the recognition of the fair value of stock-based employee compensation as an expense in the calculation of net income, and this had a significant impact on operating income. The fair value of stock-based employee compensation received only footnote disclosure in fiscal 2005 (see Note 2 to the Financial Statements). On a pro-forma basis, with the inclusion of the fair value of stock-based employee compensation, the operating losses in fiscal 2005 would have increased to $361,000 and $586,000 for the three and six months ended January 1, 2005, respectively.

Interest Expense, Net. Interest expense, net of interest income, was $18,000 for the three months ended December 31, 2005 compared to $36,000 for the three months ended January 1, 2005. Interest expense, net of interest income, was $46,000 for the six months ended December 31, 2005 compared to $73,000 for the six months ended January 1, 2005. Interest expense for all of these periods primarily consisted of accrued interest expense on a $3.0 million convertible note due June 2006, which bears a 6% fixed interest rate.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange loss was $(204,000) for the three months ended December 31, 2005 compared to a gain of $241,000 for the three months ended January 1, 2005. Foreign currency exchange loss was $(368,000) for the six months ended December 31, 2005 compared to a gain of $324,000 for the three months ended January 1, 2005. These foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar. The dollar made a strong upward move against the Euro from September through November 2005 which led to the losses we experienced in the first three and six months of fiscal 2006. By contrast, the first quarter of fiscal 2005 witnessed the start of a significant move downward for the dollar compared with the Euro that lasted until March 2005 and resulted in the gains we recorded in the first three and six months of fiscal 2005. In the past we included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we began to classify foreign currency gains or losses as a separate line item in the income statement.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. We have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, and an analysis of our existing reserves for taxes led us to make a net $5,000 reduction in our reserve levels since the beginning of fiscal 2006 and expect this provision to be modest for fiscal 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.4 million from June 30, 2005 to $2.9 million. The decrease in cash is due, in part, to increased accounts receivable. The increase in receivables is in current account balances, as past due balances have declined since June, and cash is expected to improve as the current balances are collected. Net cash used in operating activities of $1.6 million was attributable primarily to an increase in accounts receivable of $2.8 million, partially offset by decreases in inventory and prepaid expenses, net income of $150,000, depreciation and amortization of $353,000, non-cash interest expense of $90,000, and non-cash stock compensation charges of $439,000 relating to the fair value of stock option grants and share purchases under an employee stock purchase plan.

Cash used in investing activities of $949,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software.

Cash provided by financing activities of $147,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of December 31, 2005, we had an aggregate cash balance of $2.9 million, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006, (iii) that funds remain available under our credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted into shares of our common stock prior to maturity in June 2006. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

We issued a $3.0 million convertible subordinated note to Tri-Valley Campus I, LLC in August 2003 maturing June 30, 2006 and bearing interest at 6% per annum. Payment under the note will be accelerated in the event of a default, including the insolvency or bankruptcy of Adept, Adept’s failure to pay its obligations under the note when due, Adept’s default on certain material agreements, including the Livermore lease, the occurrence of a material adverse change with respect to Adept’s business or ability to pay its obligations under the note, or a change of control of Adept without the landlord’s consent. The note holder may elect at any time to convert all or any part of the outstanding principal balance of $3,000,000 into 600,000 shares of Adept common stock at an exercise price of $5.00 per share and the resulting shares carry certain rights, including piggyback registration rights, participation rights and co-sale rights in equity sales by Adept. At our election, Adept may also issue shares of common stock in payment of accrued interest under the convertible note. As the trading price of our common stock has been greater than $5.00 per share during this fiscal year, we expect the convertible note to be converted into our common stock before maturity. However, if such conversion does not occur, we may have difficulty satisfying our obligations.

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

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of December 31, 2005 and remains in compliance with such covenants.

Contractual Obligations

Total long term debt and operating lease obligations at December 31, 2005 were $11.4 million, which consists of $8.4 million in operating lease obligations and $3.0 million in short-term debt in the form of a convertible subordinated note due June 30, 2006. A summary of our contractual obligations, including short-term debt and operating lease obligations as of December 31, 2005 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$8,398	$1,061	$3,318	$2,612	$1,407
Short-term debt	3,000	3,000	—	—	—

Total obligations	$11,398	$4,061	$3,318	$2,612	$1,407

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands)	December 31, 2005	Fair Value
Cash and cash equivalents	$2,923	$2,923
Average rate	1.5%	1.5%

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

We conduct business on a global basis. Most of our sales are priced in U. S. dollars with the exception of a portion of our European sales, which are priced in euros. Our European facility’s operating costs are in euros, which act as a natural hedge against a portion of the revenue exposure there. Our U. S. facility’s costs are in dollars with the exception of certain purchased robot arms priced in Japanese yen. Consequently, we are to some extent exposed to adverse or beneficial movements in foreign currency exchange rates. We translate foreign currencies into U.S. dollars for reporting purposes; currency fluctuations can have an impact on our results. We have historically employed, but do not currently employ, a currency hedging strategy.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the quarter ended December 31, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures, were not effective in light of the material weaknesses described below.

We were advised by Armanino McKenna LLP, our independent auditors, that in performing their review of our financial statements for the quarter ended December 31, 2005, they noted certain matters involving internal control over financial reporting and its operation that they consider to be control deficiencies under standards established by the Public Company Accounting Oversight Board (United States). A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The control deficiencies related to errors in the calculation of equity common stock equivalents and thereby earnings per share and in the calculation of stock option compensation under FAS123R, and were determined to be a material weakness. This weakness could prevent our reasonable assurance that financial information is processed accurately and reported timely. We are in the process of reviewing and strengthening our internal control procedures and intend to pursue remedial actions such as more detailed procedures, redesigning certain reporting methodologies to detect errors in stock compensation reports provided by vendors, and generally increasing the automation of reports and our international subsidiary consolidation process to eliminate sources of error in the consolidations, and additional training for appropriate finance personnel to ensure all aspects of our financial statement close processes reflect full compliance with U.S. generally accepted accounting principles.

In connection with the audit of our fiscal 2005 results, we were advised by our former independent auditors, that during their performance of audit procedures related to our financial statements for the year ended June 30, 2005 they identified a material weakness related to the high number of post-closing adjustments recorded by Adept. Additionally, we were advised by our new independent auditors, that in performing their review of our financial statements for the quarter ended October 1, 2005, they noted certain matters involving internal control over financial reporting and its operation that they consider to be control deficiencies related to errors in the calculation of inventory reserves and stock option compensation under FAS123R. To remediate these issues we have increased management oversight of the close process and calculation of key reserves, implemented daily status meetings during close, accelerated the account reconciliation process for more timely results, provided additional training for the accounting staff, added an accounting manager position for increased supervision and review, and are actively monitoring improvements our vendor is making to the stock compensation reports we rely on for accurate reporting under 123R. We believe we have effectively remediated the issues reported in prior periods.

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

ITEM 1A.	RISK FACTORS

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

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	our limited cash resources;

•	our ability to effectively manage our working capital;

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics/communications, automotive, food, pharmaceutical, and other markets we serve;

•	a change in market acceptance of our products or a shift in demand for our products;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	impact of accounting adjustments, such as those relating to share based compensation expense required under SFAS 123R;

•	exchange rate fluctuations;

•	seasonal fluctuations in demand and our associated revenue, for which demand is generally lower in the first half of the fiscal year;

•	our ability to expand our product offerings through acquired technologies and products;

•	extraordinary events such as litigation or acquisitions;

•	decline or slower than expected growth in those industries requiring precision assembly automation; and

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

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

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales were $19.4 million for the six months ended December 31, 2005, $33.9 million for the fiscal year ended June 30, 2005 and $22.7 million for the fiscal year ended June 30, 2004. This represented 70.1%, 67.2% and 46.1% of revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We expect that revenue for sales into Asia, in particular, will grow as a percentage of total revenue, as we expand our presence in the Asia-Pacific region. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 and 2005 resulted in a currency exchange gain for us, whereas the increase in value of the U.S. dollar to the euro in the first half of fiscal 2006 resulted in a currency exchange loss, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Continued change in the values of the euro or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

We are in the process of expanding our presence in Asia in response to the increase in our sales into that region, and anticipate further increasing business as our customers expand manufacturing in China and elsewhere in Asia. We maintain an office in Singapore and sell standard components for products to OEMs who deliver products to Asian markets such as Japan, Malaysia, Korea, and China. Past turmoil in Asian financial markets and weakness in underlying economic conditions in certain Asian countries may continue to impact our sales to OEM customers who deliver to, are located in, or whose projects are based in those Asian countries. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer’s or their bank’s financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced periodic declines in sales to OEMs serving the Asian market.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of December 31, 2005, we had an aggregate cash balance of $2.9 million, and a short term credit facility of up to $5.0 million, under which no amounts were outstanding. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in the balance of fiscal 2006, (iii) that funds remain available under our existing credit facility or a new credit facility, and (iv) that the $3.0 million convertible subordinated note due June 2006 will be converted into shares of our common stock before maturity.

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

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In fiscal 2005 and the first half of fiscal 2006, U.S. manufacturing markets remain soft. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending. We made additional cost reductions in fiscal 2003, 2004 and 2005 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements. The long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

New regulations requiring recognition of compensation expense related to equity compensation could significantly adversely affect our results of operations and harm our trading price.

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation, which became effective for Adept in the first quarter of fiscal 2006. Statement 123R requires share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Adept evaluated option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options and decided to continue using the Black-Scholes method, with adjustments to the methodology as necessary for reporting under Statement 123R guidelines. As a result, our operating results for the first half of fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and employee stock purchases. This charge is in addition to other share-based compensation expense we have recognized in prior periods. Statement 123R had a significant impact on our operating results for the first half of 2006, with 123R charges of $439,000 reducing operating income to $559,000, and Adept expects the adoption will have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

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

In connection with our cost control efforts, we have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. Because of intense competition in our industry, the cost of failing to invest in strategic products is high. If we fail to adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. For example, during the fiscal 2005 audit, our external auditors identified a material weakness related to the number of post-closing adjustments recorded by us, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Similarly, we received a notice of certain control deficiencies from our newly engaged external auditors during their review of financial results for the first and second quarters of fiscal 2006, primarily in connection with our controls related to SFAS 123R compensation expense. The issue was our inability to detect errors in compensation expense reports generated by third-party software we rely upon for the computations, as the vendor has not yet fully and properly incorporated the requirements of SFAS 123R into their software. We have modified our procedures and developed reasonable estimates of the necessary data, and we believe the vendor will have fully resolved the issues in time for our next quarterly filing. To prepare for compliance with Section 404, which for the Company under current regulations will be required as of June 30, 2008, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. These actions have resulted in and are likely to continue to result in increased expenses, and have required and are likely to continue to require significant efforts by management and other employees. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train and motivate qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products. We reduced headcount in connection with our restructurings and made changes in other senior personnel, which changes may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than the CEO’s offer letter, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our senior management.

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

The hardware products we sell in the European Union are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Adept hardware products have been declared as exempt by TUV Rheinland from the EU Directive WEEE/RoHS (Waste Electrical and Electronics Equipment/Reduction of Hazardous Substances) effective July 1, 2006. Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology and trade secrets. We rely on a combination of patent, trademark and trade secret protection, and nondisclosure agreements to protect our proprietary rights. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks, and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated, or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive, and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

Risks Related to our Stock

The conversion of our convertible note maturing June 2006, outstanding warrants and the sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options, warrants, or our convertible note in the public market , and the concentration of our equity ownership by a small number of stockholders, could adversely affect the prevailing market price of our common stock.

We had an aggregate of 6,199,760 shares of common stock outstanding as of December 31, 2005. Our outstanding convertible note is convertible, at the option of the holder, into up to 600,000 shares at a conversion price of $5.00 per share (less than the price of our common stock at December 31, 2005) plus additional shares issuable in payment of accrued interest at the election of Adept, and matures on June 30, 2006. Thus this note must either be repaid or converted during the next five months. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. These investors beneficially own a substantial portion of our total outstanding equity securities, which may affect the results of the outcome of any matter upon which stockholders must vote or otherwise participate. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, issued in the 2003 financing and the shares issuable upon conversion of the convertible note. Selling security holders included in the registration statement may offer up to an aggregate of approximately 4.5 million shares of our common stock, including more than 1.7 million shares of which are not currently outstanding but may be in the future.

Additionally, at December 31, 2005, options to purchase approximately 931,324 shares of our common stock were outstanding under our stock option plans, and an additional 572,071 shares of common stock were reserved for issuance under our stock option plans. We in addition issue shares under our employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants and note will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing shareholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, the convertible note, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our common stock has recently begun trading on the NASDAQ National Market from the OTC Bulletin Board, and the change may not result in the expected increase in trading activity and price of our common stock.

Our common stock began trading on Nasdaq on November 15, 2005, moving from the OTC Bulletin Board, which is generally considered less liquid and efficient than Nasdaq and other listed exchanges. Trading in our stock has been relatively thin with increased price volatility because small quantities of shares are bought and sold, and securities analysts’ and news media coverage of Adept has not materially increased. We believe these factors lead to lower prices and larger spreads in the bid and ask prices for our common stock. We completed a 1-for-5 reverse stock split effective February 25, 2005, which may have further reduced liquidity. Reduced liquidity may reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. While we believe that relisting with Nasdaq will increase confidence by suppliers, customers, and employees, and improve institutional investor interest and the availability of business development and other strategic opportunities, the Nasdaq listing may not produce these results and may not increase the value of our common stock to our shareholders.

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

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results, including as a result of compensation expense required by SFAS 123R and currency exchange fluctuations;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on Nasdaq or other exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation regarding proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including our 2003 financing and warrants, and the convertible note conversion.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Adept’s 2005 Annual Meeting of Shareholders, held on November 3, 2005, the shareholders of Adept approved the following actions:

a)	Election of the following five (5) directors to serve until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified;

NOMINEE	FOR	WITHHELD
Robert H. Bucher	5,923,114	81,685
Michael P. Kelly	5,925,645	79,154
Cary R. Mock	5,555,645	449,154
Robert J. Majteles	5,542,347	462,452
A. Richard Juelis	5,925,645	79,154

b)	Approval of an amendment to our 2003 Stock Option Plan solely to increase the number of shares which may be authorized for grant to an individual within a calendar year to 250,000 shares of common stock, with no change to the total number of shares authorized for issuance under the 2003 Stock Option Plan;

For	Against	Abstain	Broker Non-Vote
3,423,439	420,029	6,783	2,154,548

c)	Approval of the 2005 Equity Incentive Plan;

For	Against	Abstain	Broker Non-Vote
3,352,536	490,315	7,400	2,154,548

d)	Approval of Amendment to the Articles of Incorporation to increase the number of shares of authorized capital stock of Adept from 15,000,000 to 20,000,000, increasing the authorized number of shares of common stock from 14,000,000 to 19,000,000; and

For	Against	Abstain	Broker Non-Vote
5,971,209	28,783	4,807	0

e)	Approval of the reincorporation of Adept from California to Delaware.

For	Against	Abstain	Broker Non-Vote
3,290,304	548,987	10,960	2,154,548

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”), and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on August 17, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on November 4, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.3	Bylaws of Adept-Delaware, as adopted on August 18, 2005 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.1**	Letter of Understanding (the “LOU”) between Adept Technology, Inc. and Parker Hannifin Corporation for the co-development of products.

10.2*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the first quarter of fiscal 2006 ended October 1, 2005) and form of Option Agreements to the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange commission on January 19, 2005, No. 333-122148).

10.3*	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Adept’s Schedule 14A definitive proxy statement filed with the Securities and Exchange Commission on October 6, 2005).

10.4 *	Form of Option Agreement for Employee Incentive Stock Options under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Securities and Exchange Commission on December 9, 2005).

10.5 *	Form of Option Agreement for Nonqualified Stock Options under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 filed with the Securities and Exchange Commission on December 9, 2005).

10.6 *	Form of Restricted Stock Agreement under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 filed with the Securities and Exchange Commission on December 9, 2005).

10.7*	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006).

10.8*	Amended and Restated 2004 Director Option Plan.

10.9	Form of Indemnification Agreement between Adept-Delaware and its directors and executive directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By: /s/ Robert R. Strickland
Robert R. Strickland
Vice President, Finance and
Chief Financial Officer

Date: February 14, 2006

By: /s/ Robert H. Bucher
Robert H. Bucher
Chairman of the Board of Directors and
Chief Executive Officer

Date: February 14, 2006

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”), and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on August 17, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware, as filed with the Delaware Secretary of State on November 4, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.3	Bylaws of Adept-Delaware, as adopted on August 18, 2005 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.1**	Letter of Understanding (the “LOU”) between Adept Technology, Inc. and Parker Hannifin Corporation for the co-development of products.

10.2*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the first quarter of fiscal 2006 ended October 1, 2005) and form of Option Agreements to the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange commission on January 19, 2005, No. 333-122148).

10.3*	2005 Equity Incentive Plan (incorporated by reference to Appendix B to Adept’s Schedule 14A definitive proxy statement filed with the Securities and Exchange Commission on October 6, 2005).

10.4 *	Form of Option Agreement for Employee Incentive Stock Options under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 filed with the Securities and Exchange Commission on December 9, 2005).

10.5 *	Form of Option Agreement for Nonqualified Stock Options under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.4 filed with the Securities and Exchange Commission on December 9, 2005).

10.6 *	Form of Restricted Stock Agreement under 2005 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 filed with the Securities and Exchange Commission on December 9, 2005).

10.7*	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006).

10.8*	Amended and Restated 2004 Director Option Plan.

10.9	Form of Indemnification Agreement between Adept-Delaware and its directors and executive directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.