Form 10-Q
period 2006-04-01
ADEPT TECHNOLOGY INC
filed 2006-05-16
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

YES  ☒     NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                 Accelerated Filer  ☐                 Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐     NO  ☒

The number of shares of the Registrant’s common stock outstanding as of May 12, 2006 was 6,851,980.

ADEPT TECHNOLOGY, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 1, 2006	June 30, 2005*
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,146	$5,334
Accounts receivable, less allowance for doubtful accounts of $514 at
April 1, 2006 and $754 at June 30, 2005	16,450	11,184
Inventories, net	9,900	10,201
Other current assets	473	642

Total current assets	28,969	27,361
Property and equipment at cost	11,236	10,112
Less accumulated depreciation and amortization	9,235	8,869

Property and equipment, net	2,001	1,243
Goodwill	3,176	3,176
Other intangible assets, net	83	228
Other assets	209	201

Total assets	$34,438	$32,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$—	$3,000
Accounts payable	7,073	6,916
Accrued payroll and related expenses	1,893	1,501
Accrued warranty expenses	1,800	2,040
Deferred revenue	92	60
Accrued restructuring expenses	—	22
Other accrued liabilities	259	727

Total current liabilities	11,117	14,266
Long-term liabilities:
Other long-term liabilities	216	242

Total liabilities	11,333	14,508
Shareholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 and 14,000 shares authorized, 6,838 and 6,137 shares issued and outstanding at April 1, 2006 and June 30, 2005, respectively	148,140	144,183
Accumulated deficit:	(125,035)	(126,482)

Total shareholders’ equity	23,105	17,701

Total liabilities and shareholders’ equity	$34,438	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

*Derived from audited consolidated financial statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues	$15,074	$13,025	$42,694	$36,103
Cost of revenues	7,123	7,061	20,429	19,349

Gross margin	7,951	5,964	22,265	16,754
Operating expenses:
Research, development and engineering	1,741	1,787	5,380	5,008
Selling, general and administrative	4,830	3,817	14,848	11,453
Restructuring charge (reversal), net	—	—	—	(33)
Amortization of intangible assets	49	49	146	146

Total operating expenses	6,620	5,653	20,374	16,574

Operating income	1,331	311	1,891	180

Interest expense, net	(17)	(58)	(65)	(133)
Foreign currency exchange gain (loss)	(10)	50	(378)	374

Income before income taxes	1,304	303	1,448	421
Provision for income taxes	7	11	2	29

Net income	$1,297	$292	$1,446	$392

Basic income per share	$0.20	$0.05	$0.23	$0.06

Diluted income per share	$0.18	$0.05	$0.21	$0.06

Number of shares used in computing basic per share amounts	6,414	6,124	6,237	6,046

Number of shares used in computing diluted per share amounts	7,492	6,246	6,782	6,154

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	April 1, 2006	April 2, 2005
Operating activities
Net income	$1,446	$392
Non-cash adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	682	679
Stock compensation	641	—
Amortization of intangibles	146	146
Non-cash interest expense	120	135
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,266)	1,166
Inventories, net	301	(2,469)
Other current assets	169	(253)
Other assets	(9)	2
Accounts payable	157	38
Other accrued liabilities and deferred revenues	(426)	(1,490)
Accrued restructuring expenses	—	(165)
Other long-term liabilities	(26)	115

Net cash used in operating activities	(2,065)	(1,704)

Investing activities
Purchase of property and equipment	(1,440)	(661)

Net cash used in investing activities	(1,440)	(661)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	317	772

Net cash provided by financing activities	317	772

Increase (decrease) in cash and cash equivalents	(3,188)	(1,593)
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$2,146	$3,364

Cash paid during the period for:
Interest	$464	$4
Taxes	$36	$74

Supplemental Schedule of noncash investing and financing activities

The convertible subordinated note for $3.0 million was converted to 600,000 shares of common stock on February 28, 2006 pursuant to terms of the note dated August 6, 2003.

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

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans, with very limited use in 2006 of restricted stock. Option awards are granted with an exercise price equal to the market price of our stock on the date of grant; those option awards generally vest evenly over the next four years of continuous service and have ten-year contractual terms. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has one employee stock purchase plan and four equity compensation plans, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of April 1, 2006, there are 284,648 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 401,014 shares subject to outstanding options under the 2001 Stock Option Plan with 21,874 available for grant. Under the 2003 Stock Option Plan, there are 223,000 shares subject to outstanding options with 174,834 available for grant. The 2004 Director Option Plan has 22,000 shares subject to outstanding options with 37,709 available for grant. The 2005 Equity Incentive Plan has 400,000 shares authorized with 381,350 available for grant. Under all of these plans, for employee grants, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share –Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and nine months ended April 1, 2006 has been accounted for as an equity instrument. Prior to July 1, 2005 we followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to our adoption of SFAS 123R. As of July 1, 2005, we had an unrecorded deferred stock-based compensation balance related to stock options of $1.1 million after estimated forfeitures. The unamortized compensation cost (previously being recognized under FAS 123 on a pro-forma basis) for options granted but not vested as of July 1, 2005 will be recognized ratably over the remaining vesting period of such options.

Under the provisions of SFAS 123R we recorded $200,000 and $641,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended April 1, 2006, respectively, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended April 1, 2006 were $5.46 and $3.34, respectively, and for the nine months ended April 1, 2006 were $4.70 and $2.95, respectively using the following assumptions.

	Three Months Ended April 1, 2006		Nine Months Ended April 1, 2006
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	4.83%	4.19%	4.00%	3.91%
Expected life (in years)	2.89	0.50	3.20	0.50
Expected volatility	0.77	0.82	0.85	0.84
Dividend yield	0%	0%	0%	0%

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the historical volatility of our common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options or ESPP shares by our employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 20% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

A summary of stock option activity under the option plans as of April 1, 2006 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2005	762	$14.81
Granted	165	8.44
Exercised	(20)	3.21
Forfeited or Expired	(41)	33.94

Outstanding at April 1, 2006	866	$12.97	7.66	$2,629

Vested/Expected to Vest at April 1, 2006	760	$13.79	7.16	$2,316

Exercisable at April 1, 2006	454	$18.44	6.61	$1,352

During the nine months ended April 1, 2006, we granted options for 165,000 shares of common stock with an estimated total grant date fair market value of $621,000 after estimated forfeitures. The intrinsic value of options exercised during the nine months ended April 1, 2006 was $135,000. Cash received from stock option exercises and ESPP purchases was $66,000 and $251,000, respectively, during the nine months ended April 1, 2006. As of April 1, 2006, there was $660,000 of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.4 years.

During the nine months ended April 1, 2006, we awarded 19,000 shares of restricted stock based on performance goals achieved. These shares have six months vesting that requires continuous service by the recipients. A summary of the status of the nonvested shares at April 1, 2006 is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2005	0
Granted	19	$14.00
Exercised	0
Forfeited or Expired	0

Outstanding at April 1, 2006	19	$14.00

Vested or expected to vest at April 1, 2006	19	$14.00

Exercisable at April 1, 2006	0

As of April 1, 2006, there was $261,000 of unrecognized compensation cost related to these shares. That cost is expected to be recognized upon share vesting in the quarter ended June 30, 2006.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options and stock acquired under our stock purchase plan under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data). Note that stock-based employee compensation expense for fiscal 2005 was revised in the fourth quarter of fiscal 2005 due to our revision of assumptions regarding the expected term and volatility of options, and the amounts shown here are consistent with the revision. The revision was based on an analysis of historic patterns of option exercises and forfeitures, which reduced the expected term from approximately 9 years to 3.35 years, and this change in expected term impacted the volatility calculation as well.

	Three Months Ended April 2, 2005	Nine Months Ended April 2, 2005
Net income as reported	$292	$392
Add: Employee stock compensation included in reported net income	—	—
Less: employee stock compensation under SFAS No. 123	(153)	(465)

Pro forma net income (loss)	$139	$(73)

Net income per basic share as reported	$0.05	$0.06
Pro forma net income (loss) per basic share	$0.02	$(0.01)
Net income per diluted share as reported	$0.05	$0.06
Pro forma net income (loss) per diluted share	$0.02	$(0.01)

The weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended April 2, 2005 were $3.80 and $2.39 respectively, and for the nine months ended April 2, 2005 were $3.44 and $2.58, respectively using the following assumptions.

	Three Months Ended April 2, 2005		Nine Months Ended April 2, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.87%	3.49%	3.87%	3.89%
Expected life (in years)	3.35	0.50	3.35	0.50
Expected volatility	1.02	.88	.90	.87
Dividend yield	0%	0%	0%	0%

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28.

Shares issued by Adept upon exercise of options are generally newly issued shares, and the Company does not currently have a stock repurchase plan.

3.	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At April 1, 2006, the Company held no short-term investments.

4.	Inventories

Inventories, net of reserves, are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	April 1, 2006	June 30, 2005
Raw materials	$4,103	$3,835
Work-in-process	1,592	2,176
Finished goods	4,205	4,190

	$9,900	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.5 million at April 1, 2006 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost. We had fully-depreciated asset retirements of $316,000 during the quarter ended April 1, 2006.

The components of property and equipment are summarized as follows:

	(in thousands)
	April 1, 2006	June 30, 2005
Machinery and equipment	$3,746	$2,844
Computer equipment	5,453	5,234
Office furniture and equipment	2,037	2,034

	11,236	10,112
Accumulated depreciation and amortization	(9,235)	(8,869)

Net property and equipment	$2,001	$1,243

6.	Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated remaining annual amortization expense related to the intangible assets subject to amortization.

	(in thousands) As of April 1, 2006
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,389	$(2,306)	$83
Non-compete agreements	380	(380)	—

Total	$2,769	$(2,686)	$83

The aggregate amortization expense for the nine months ended April 1, 2006 totaled $146 and the estimated amortization expense for the next two years is as follows:

(in thousands) Amount
Remaining for fiscal year 2006	$49
For fiscal year 2007	34

$83

7.	Warranties

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

Changes in the Company’s warranty liability are as follows:

	(in thousands) Nine months ended
	April 1, 2006	April 2, 2005
Balance at beginning of period	$2,040	$2,111
Provision for warranties issued	966	895
Change in estimated warranty provision including expirations	—	(203)
Warranty claims	(1,206)	(809)

Balance at end of period	$1,800	$1,994

8.	Legal Proceedings

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

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the nine months ended April 1, 2006, the Company conducted an analysis of existing reserves for taxes and determined that no additional income tax provision was required due largely to benefit of Net Operating Loss carryforwards.

10.	Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

	Three months ended		Nine months ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net Income (loss)	$1,297	$292	$1,446	$392

Basic:
Weighted average number of shares used in computing basic per share amounts	6,414	6,124	6,237	6,046

Basic net income per share	$0.20	$0.05	$0.23	$0.06

Diluted:
Weighted average number of common shares used in computing basic net income per share	6,414	6,124	6,237	6,046
Add: Weighted average number of dilutive potential Common stock	1,078	122	545	108

Weighted average number of common shares used in computing diluted net income per share	7,492	6,246	6,782	6,154

Diluted net income per share	$0.18	$0.05	$0.21	$0.06

11.	Segment Information

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

	Three months ended		Nine months ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenues:
Robotics	$9,277	$8,743	$25,349	$24,599
Services and Support	5,797	4,282	17,345	11,504

Total revenues	$15,074	$13,025	$42,694	$36,103

Operating income:
Robotics	$1,603	$1,063	$2,878	$4,077
Services and Support	1,973	1,350	6,229	2,669

Segment profit	3,576	2,413	9,107	6,746
Unallocated research, development and engineering and general and administrative	2,196	2,053	7,070	6,453
Restructuring (charges) reversal, net	—	—	—	(33)
Amortization of intangible assets	49	49	146	146

Operating income (loss)	1,331	311	1,891	180
Interest income	10	(5)	55	13
Interest expense	(27)	(53)	(120)	(146)
Foreign currency gain (loss)	(10)	50	(378)	374

Income before income taxes	$1,304	$303	$1,448	$421

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived assets are summarized in the following table:

	Three months ended		Nine months ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue:
United States	$5,841	$2,991	$14,093	$10,582
Germany	1,420	2,982	8,362	8,602
France	875	1,664	5,043	3,950
Switzerland	1,058	969	2,117	2,379
Other European countries	1,444	3,161	4,233	5,209
Singapore	1,519	392	4,247	1,537
All other countries	2,917	866	4,599	3,844

Total	$15,074	$13,025	$42,694	$36,103

(in thousands)	April 1, 2006	June 30, 2005
Long-lived assets:
United States	$5,197	$4,583
All other countries	272	213

Total long-lived assets	$5,469	$4,796

12.	Comprehensive Income

For the three and nine months ended April 1, 2006 and April 2, 2005, there were no significant differences between the Company’s comprehensive income or loss and its net income or loss.

13.	Equity

During the nine months ended April 1, 2006, 20,368 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 54,292 shares of common stock were issued under the Company’s employee stock purchase plan (ESPP). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at April 1, 2006 were 6,838,024.

14.	Foreign Currency Translation

Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $(18,000) and $130,700 for the three and nine months ended April 1, 2006, respectively, and $(39,100) and $13,100 for the three and nine months ended April 2, 2005, respectively. Foreign currency transaction gains (losses) were $7,700 and $(508,600) for the three and nine months ended April 1, 2006, respectively, and $89,400 and $360,600 for the three and six months ended April 2, 2005, respectively. In the past the Company has included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, foreign currency gains or losses are reported as a separate line item in the income statement.

15.	Impact of Recently Issued Accounting Standards

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which is a revision of Statement 123, Accounting for Stock Based Compensation. Statement 123R supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. As amended effective April 14, 2005, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., proforma disclosure is no longer an alternative to financial statement recognition). Statement 123R is effective for public companies (excluding small business issuers) at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123R became effective for Adept for the quarter ending October 1, 2005. See “Stock-Based Compensation” in Note 2 to the Company’s Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and nine months ended April 2, 2005.

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

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products, including our controls software strategy, and markets;

•	impact of new products or change in product mix on margins;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses; and

•	our intellectual property.

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

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

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

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the AdeptViper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. The AdeptViper family consists of the S-650 and S-850 which combine an advanced 6-axis arm design with Adept’s high performance SmartControl software platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing. Sales of the new 6-axis robots have been $2.4 million in the first nine months of fiscal 2006.

In December 2005, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. Historically, linear modules was significant product line for Adept, which have experienced declining sales volumes in 2004 and 2005. Sales of the new family of linear modules reached $850,000 in the third quarter of fiscal 2006, the first full quarter since introduction, and we intend to focus on this as a growth opportunity.

International sales represented approximately 61% and 67% of our total revenues for the three and nine months ended April 1, 2006, respectively, as compared with 77% and 71% for the three and nine months ended April 2, 2005, respectively. In recognition of the international nature of our business, late in the third quarter of fiscal 2005 we announced a new global vertical market business initiative. The new initiative focused resources initially on developing applications for customers in the telecom and data storage vertical markets. We are working directly with leading customers in these markets, providing direct sales, service and engineering to develop more targeted products and applications. Through our direct involvement with end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we will be more successful being included in the final design specifications for customers’ production and assembly lines, which we expect will positively impact the size of orders for our products.

Effective November 4, 2005, Adept reincorporated from California into Delaware. As a result of the reincorporation, Adept’s common stock now has a par value of $0.001 per share. The reincorporation did not result in any significant change in Adept’s business, management, employees, fiscal year, assets or liabilities, and did not cause the principal executive offices or other facilities or any employees of Adept to be relocated.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine month periods ended April 1, 2006. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our third quarter ended April 1, 2006. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s condensed consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to fixed price contracts, product returns, warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, restructuring expenses, service contracts, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our condensed consolidated financial statements, and it is possible that such changes could occur in the near term.

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	deferred tax valuation allowance;

•	foreign currency exchange gain (loss);

•	goodwill; and

•	valuation of stock-based awards

Revenue Recognition.

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A growing portion of our revenues arises from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104, (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

Valuation of stock-based awards. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Results of Operations

Three Months and Nine Months Ended April 1, 2006 as compared to Three and Nine Months Ended April 2, 2005

Revenues. Revenues increased by 15.7% to $15.1 million for the three months ended April 1, 2006 as compared to $13.0 million for the three months ended April 2, 2005. Revenues for the nine months ended April 1, 2006 were $42.7 million, an increase of 18.3% from revenues of $36.1 million for the nine months ended April 2, 2005. The third quarter revenue increases resulted from record sales of motion and vision controllers for both new and remanufactured Adept robots as well as robots of others, significant sales of the new Python linear modules in their first full quarter since introduction, and continued growth in Service spare parts and new products for the legacy and remanufactured robots segment. The nine month increases resulted primarily from increased sales in the Service and Support (“Service”) business segment. Robotics segment revenues increased modestly in the first nine months due to continuing sales of 4-axis Cobra robots and improving sales of the new linear modules and controllers, partially offset by reduced revenues from vision software. The Service segment benefited from very substantial growth in revenues compared to prior periods from the sale of remanufactured robots.

Specifically, Robotics revenues increased 6.1% to $9.3 million for the three months ended April 1, 2006 from $8.7 million for the three months ended April 2, 2005. For the nine months ended April 1, 2006, Robotics revenues increased 3.0% to $25.3 million, compared to $24.6 million for the nine months ended April 2, 2005. Services and Support revenues were $5.8 million for the three months ended April 1, 2006, compared to $4.3 million for the three months ended April 2, 2005, representing a 35% increase. Services and Support revenues were $17.3 million for the nine months ended April 1, 2006, a 51% increase compared to $11.5 million for the nine months ended April 2, 2005.

Our domestic sales were $5.8 million for the three months ended April 1, 2006 compared to $3.0 million for the three months ended April 2, 2005, a 95% increase. The increase in third quarter domestic sales occurred in both business segments and suggests that the U.S. market for factory automation is beginning to recover for Adept. For the nine months ended April 1, 2006, domestic sales were $14.1 million, a 33% increase as compared to $10.6 million for the nine months ended April 2, 2005, again with most of the growth in the Service segment. Our international sales were $9.2 million for the three months ended April 1, 2006, compared to $10.0 million for the comparable period in fiscal 2005, a decrease of 8.0%, with lower sales in Europe partially offset by significantly higher sales in Asia. International sales for the nine months ended April 1, 2006 were $28.6 million, a 12% increase compared to $25.5 million for the same period in fiscal 2005. The increase in nine month revenues from international sales is attributable to rapidly expanding sales in Asia, as European sales were essentially flat. We have strengthened our international presence with the introduction in fiscal 2005 of European-sourced manufacturing and are increasing our staffing levels in Asia. We expect that a substantial part of our revenues will continue to come from international sales and that we will continue to experience significant growth in Asia over the next several quarters.

Approximately 40 to 50% of our product sales to European customers are priced in euros. The mix of euro denominated business has historically enhanced the competitiveness of our prices, and has increased our revenues and gross margins when the euro has strengthened relative to the U.S. dollar, however, the euro has generally weakened in fiscal 2006, and future fluctuations in the rate of exchange between the dollar and the euro have the potential to significantly impact, either positively or adversely, our business and operating results.

Gross Margin. Gross margin as a percentage of revenues was 52.7% for the three months ended April 1, 2006 compared to 45.8% for three months ended April 2, 2005. Gross margin as a percentage of revenues was 52.2% for the nine months ended April 1, 2006, compared to 46.4% for the nine months ended April 2, 2005. The gross margin improvement resulted from a sales mix favoring higher margin products, notably the shift to MotionBlox controllers and imbedded software, as well as the new linear modules and remanufactured robots. Other factors contributing to increased margins include the increased volume throughput, improved robot component designs that achieve the same functionality at reduced cost, increased outsourcing of robot subassemblies. Over the past several years, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix.

Research, Development and Engineering Expenses. Research, development and engineering expenses declined by 2.6% to $1.7 million, or 11.5% of revenues for the three months ended April 1, 2006, from $1.8 million, or 13.7% of revenues for three months ended April 2, 2005, with the decline attributable to the capitalization of a modest amount of software development work. Research, development and engineering expenses increased by 7.4% to $5.4 million, or 12.6% of revenues for the nine months ended April 1, 2006, from $5.0 million, or 13.9% of revenues for the nine months ended April 2, 2005. The growth in R&D outlays over the nine month period was the result primarily of increased expenditures for software development activities.

Research and development costs are expensed as incurred, except that software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. Adept’s software capitalization, which commenced in the second quarter of fiscal 2006, now totals $207,000, and amortization has not yet begun.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.8 million, or 32% of revenues, for the three months ended April 1, 2006, an increase of $1.0 million from $3.8 million or 29% of revenues, for the three months ended April 2, 2005. Selling, general and administrative expenses were $14.8 million, or 35% of revenues, for the nine months ended April 1, 2006, an increase of $3.3 million from $11.5 million or 32% of revenues, for the nine months ended April 2, 2005. The increases are primarily due to new product launches, increased marketing activities and an expanded sales force, plus expenses related to the company’s reincorporation in Delaware, stock-based employee compensation charges, and re-listing of Adept’s common stock on the Nasdaq National Market.

Operating Income. Operating income was $1.3 million and $1.9 million for the three and nine months ended April 1, 2006, respectively, as compared with operating income of $311,000 and $180,000 for the three and nine months ended April 2, 2005, respectively. Effective July 1, 2005, Adept adopted the provisions of FAS 123R, which requires the recognition of the fair value of stock-based employee compensation as an expense in the calculation of net income, and this had a significant impact on operating income. The fair value of stock-based employee compensation received only footnote disclosure in fiscal 2005 (see Note 2 to the Financial Statements).

Stock Compensation Expense. Adept adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share –Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments.

We elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by Adept, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to our adoption of SFAS 123R.

Under the provisions of SFAS 123R we recorded $200,000 and $641,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended April 1, 2006, respectively, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards.

As of April 1, 2006, there was $660,000 of total unrecognized compensation cost related to nonvested stock options granted and outstanding. That cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.4 years. In addition, as of April 1, 2006, there was $261,000 of unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized upon share vesting in the quarter ended June 30, 2006.

Interest Expense, Net. Interest expense, net of interest income, was $17,000 for the three months ended April 1, 2006 compared to $58,000 for the three months ended April 2, 2005. Interest expense, net of interest income, was $65,000 for the nine months ended April 1, 2006 compared to $133,000 for the nine months ended April 2, 2005. Interest expense, net declined for the three and nine months of fiscal 2006 compared with the same periods of the prior year primarily because the holder of Adept’s $3.0 million convertible note elected to convert the note at the end of February 2006.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange loss was $10,000 for the three months ended April 1, 2006 compared to a gain of $50,000 for the three months ended April 2, 2005. Foreign currency exchange loss was $378,000 for the nine months ended April 2, 2005 compared to a gain of $374,000 for the nine months ended April 2, 2005. These foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar. The dollar has generally strengthened compared with the Euro during fiscal 2006, which led to the losses we experienced in the first three and nine months. By contrast, the dollar generally weakened compared with the Euro during fiscal 2005, resulting in the gains we recorded in the first three and nine months. In the past we included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we classified foreign currency gains or losses as a separate line item in the income statement.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. We have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, and an analysis of our existing reserves for taxes led us to make a small $2,000 provision for taxes since the beginning of fiscal 2006 and expect this provision to be modest for all of fiscal 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents. The cash and short-term investment balance at April 1, 2006 was $2.1 million as compared with $5.3 million at June 30, 2005 and $2.9 million at January 1, 2006. Cash has improved since quarter-end, and was $3.3 million as of May 9, 2006. Cash declined during the quarter for several reasons, among them the increased sales levels leading to increased receivables, the need to pay certain key suppliers earlier than past practice, and payment of accrued interest on a convertible note that the noteholder converted prior to its scheduled maturity date. Approximately two-thirds of our sales come from international sales. Collection times on international sales are longer because of longer delivery times, time required to clear customs, and generally slower payment patterns in some international markets. We are increasing our collection efforts and will be adding collection resources geographically closer to our customers to accelerate our international collections.

For the nine months ended April 1, 2006, net cash used in operating activities of $2.1 million was attributable primarily to an increase in accounts receivable of $5.3 million, partially offset by decreases in inventory and prepaid expenses, net income of $1.4 million, depreciation and amortization of $828,000, and non-cash stock compensation charges of $641,000 relating to the fair value of stock option grants and share purchases under our employee stock purchase plan.

Cash used in investing activities of $1.4 million reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software.

Cash provided by financing activities of $317,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of April 1, 2006, we had an aggregate cash balance of $2.1 million, which improved to $3.3 million on May 9, 2006, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006 and early fiscal 2007, and (iii) that funds remain available under our credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

We issued a $3.0 million convertible subordinated note to Tri-Valley Campus I, LLC in August 2003 maturing June 30, 2006 and bearing interest at 6% per annum. The note holder elected, at the end of February 2006, to convert all of the outstanding principal balance of $3,000,000 into 600,000 shares of Adept common stock at an exercise price of $5.00 per share and the resulting shares were subsequently sold by the note holder to other investors. Upon conversion, Adept paid the note holder the accrued interest of $463,000 in cash.

On June 15, 2005, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment, which extended the facility for one year, provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million (an increase of $1.0 million from the predecessor agreement) or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, less the amount of all outstanding letters of credit and less the amount equal to 10% of outstanding FX Contracts. The aggregate of overadvance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. Foreign accounts represent an additional borrowing base under the Amendment, must meet the same eligibility requirements as domestic receivables except they may be located outside the U.S. and Canada, and are permitted up to a maximum of 25% of the total eligible accounts receivable, the latter being defined as the “Borrowing Base”.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. Silicon Valley Bank has waived any default arising from the covenant prohibiting payment of subordinated debt in connection with the repayment of accrued interest on Adept’s $3.0 million convertible subordinated note. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept is currently in compliance with the covenants of the Loan and Security Agreement. The Loan and Security Agreement expires on June 15, 2006, and Adept is in discussions with SVB about extending the facility. The Company expects that it will successfully complete the discussions with SVB or will enter into a similar credit facility with another institution.

Contractual Obligations

Total long term debt and operating lease obligations at April 1, 2006 were $7.9 million, which consists of $7.9 million in operating lease obligations. A summary of our contractual obligations, including short-term debt and operating lease obligations as of April 1, 2006 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$7,878	$1,808	$3,135	$2,633	$302

Total obligations	$7,878	$1,808	$3,135	$2,633	$302

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands)	April 1, 2006	Fair Value
Cash and cash equivalents	$2,146	$2,146
Average rate	1.9%	1.9%

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

We conduct business on a global basis. Most of our sales are priced in U. S. dollars with the exception of a portion of our European sales, which are priced in euros. Our European facilities’ operating costs are in euros, which protects us from a portion of the currency fluctuation exposure there. Our U. S. facility’s costs are in dollars with the exception of certain purchased robot arms priced in Japanese yen. Consequently, we are to some extent exposed to adverse or beneficial movements in foreign currency exchange rates. We translate foreign currencies into U.S. dollars for reporting purposes; currency fluctuations can have an impact on our results. We have historically employed, but do not currently employ, a currency hedging strategy.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the quarter ended April 1, 2006, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2006, our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures were effective.

During and since the quarter, Adept made certain improvements to its internal controls, in part to remedy control deficiencies reported for prior periods. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The material weaknesses disclosed for the quarter ended December 31, 2005, related to errors in the calculation of equity common stock equivalents and thereby earnings per share and in the calculation of stock-based compensation under FAS123R. We modified our controls during the most recent quarter to address these deficiencies which modifications included development of reliable FAS 123R stock option and ESPP reports by our outside equity valuations provider with our input, resulting in accurate quarter and year-to-date valuations of stock-based compensation, and development of a policy and spreadsheet models implementing the treasury stock method for the computation of diluted shares for accurate reporting of diluted earnings per share. As a result, Adept management believes these matters have been remediated.

For the quarter ended October 1, 2005, we disclosed a material weakness related to errors in the calculation of inventory reserves. Adept continues to develop a system-driven excess and obsolete (E&O) inventory report in our Enterprise Resource Planning System which will be completed by fiscal year end. In the interim, we require that several levels of finance and operational management review the E&O reserves spreadsheet and sign off on its accuracy, to prevent human errors arising from lack of multiple reviews which were the basis for this material weakness. We believe such measures remedy the material weakness relating to calculation of inventory reserves.

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

We continue to improve and refine our internal controls as an ongoing process which is a matter of high priority to us. Other than as summarized above, there have been no changes in our internal controls over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, our internal controls.

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

The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005, as updated in the Quarterly Reports on Form 10-Q for the fiscal quarters ended October 1, 2005 and December 31, 2005, have not materially changed other than as set forth below.

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

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	our limited cash resources;

•	our ability to effectively manage our working capital;

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics/communications, automotive, food, pharmaceutical, and other markets we serve;

•	a change in market acceptance of our products or a shift in demand for our products, including our increased focus on software products;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	impact of accounting adjustments, such as those relating to share based compensation expense required under SFAS 123R;

•	exchange rate fluctuations;

•	shifts in geographic concentration of our sales or operations between domestic and international;

•	seasonal fluctuations in demand and our associated revenue, for which demand is generally lower in the first half of the fiscal year;

•	our ability to expand our product offerings through acquired technologies and products;

•	extraordinary events such as litigation or acquisitions;

•	decline or slower than expected growth in those industries requiring precision assembly automation; and

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

Revenues also impact our gross margins. Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of the variance in gross margins. The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products (such as mechanical subsystems purchased from third party vendors), and higher margin software products. While we intend to more aggressively pursue opportunities to sell our controllers and software, we cannot give any assurances regarding the growth of our sales of higher margin software products in the future. Other factors that impact gross margins include:

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

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales were $28.6 million for the nine months ended April 1, 2006, $33.9 million for the fiscal year ended June 30, 2005 and $22.7 million for the fiscal year ended June 30, 2004. This represented 67.0%, 67.2% and 46.1% of revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We expect that revenue for sales into Asia, in particular, will grow as a percentage of total revenue, as we expand our presence in the Asia-Pacific region. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	transportation costs and delays;

•	foreign currency fluctuations;

•	export/import controls;

•	tariff regulations and other trade barriers;

•	higher freight rates;

•	difficulties in staffing and managing foreign sales operations;

•	stringent local jurisdictional requirements regarding employees and union activity;

•	greater difficulty in and longer time required for accounts receivable collection in foreign jurisdictions; and

•	potentially adverse tax consequences.

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 and 2005 resulted in a currency exchange gain for us, whereas the increase in value of the U.S. dollar to the euro in the first nine months of fiscal 2006 resulted in a currency exchange loss, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Continued change in the values of the euro or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

With approximately two-thirds of our sales coming from international sales, collection times on those sales are longer because of longer delivery times, time required to clear customs, and generally slower payment patterns in some international markets. As our international sales increase, delays in receiving payment in connection with such sales may also more greatly impact our revenue and liquidity.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. As of April 1, 2006, we had an aggregate cash balance of $2.1 million, which improved to $3.3 million on May 9, 2006, and a short term credit facility of up to $5.0 million, under which no amounts were outstanding. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely receipt of payment of outstanding receivables, and not otherwise experience severe cyclical swings in our receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur unplanned capital expenditures in the balance of fiscal 2006, and (iii) that funds remain available under our existing credit facility or a new credit facility.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement 123R, Share-Based Payment, which was a revision of Statement 123, Accounting for Stock Based Compensation, and which became effective for

Adept in the first quarter of fiscal 2006. Statement 123R requires share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Adept evaluated option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options and decided to continue using the Black-Scholes method, with adjustments to the methodology as necessary for reporting under Statement 123R guidelines. As a result, our operating results for the first nine months of fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and employee stock purchases. This charge is in addition to other share-based compensation expense we have recognized in prior periods. Statement 123R had a significant impact on our operating results for the first nine months of 2006, with 123R charges of $641,000 reducing operating income to $1.3 million, and Adept expects the adoption will have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock.

Risks Related to our Stock

Our outstanding warrants and the sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options and warrants in the public market , and the concentration of our equity ownership by a small number of stockholders, could adversely affect the prevailing market price of our common stock.

We had an aggregate of 6,838,024 shares of common stock outstanding as of April 1, 2006. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. These investors beneficially own a substantial portion of our total outstanding equity securities, which may affect the results of the outcome of any matter upon which stockholders must vote or otherwise participate. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing. Selling security holders included in the registration statement may offer up to an aggregate of approximately 3.9 million shares of our common stock, including more than 1.1 million shares of which are not currently outstanding but may be in the future.

Additionally, at April 1, 2006, options to purchase approximately 866,055 shares of our common stock were outstanding under our stock option plans, and an additional 615,767 shares of common stock were reserved for issuance under our stock option plans. We in addition issue shares under our employee stock purchase plan. Shares of common stock issued under these plans will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing shareholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

10.1*	2001 Stock Option Plan, as amended for reincorporation, and amended form of Option Agreement to the 2001 Stock Option Plan.

10.2*	2003 Stock Option Plan, as amended for reincorporation.

10.3*	2005 Equity Incentive Plan, as amended for reincorporation.

10.4*	Amended Form of Option Agreement for Employee Incentive Stock Options under 2005 Equity Incentive Plan.

10.5*	Amended Form of Option Agreement for Nonqualified Stock Options under 2005 Equity Incentive Plan.

10.6*	Amended Form of Restricted Stock Agreement under 2005 Equity Incentive.

10.7*	Executive Bonus Plan, as amended May 2, 2006. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006).

10.8*	Form of Amended Option Agreement for Robert Bucher and Summary of Performance Objectives Relating Thereto (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.9*	Form of Amended Director Option Agreement (Initial Grant) pursuant to Adept Technology, Inc. 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006).

10.10*	Form of Amended Director Option Agreement (Annual Grant) pursuant to Adept Technology, Inc. 2004 Director Option Plan.

10.11*	Form of Option Agreement for Robert Bucher and Summary of Performance Objectives Relating Thereto (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

Date:	May 16, 2006	By:	By: /s/ Robert R. Strickland
Robert R. Strickland
Vice President, Finance and Chief Financial Officer

Date:	May 16, 2006	By:	By: /s/ Robert H. Bucher
Robert H. Bucher
Chief Executive Officer

INDEX TO EXHIBITS

10.1*	2001 Stock Option Plan, as amended for reincorporation, and amended form of Option Agreement to the 2001 Stock Option Plan.

10.2*	2003 Stock Option Plan, as amended for reincorporation.

10.3*	2005 Equity Incentive Plan, as amended for reincorporation.

10.4*	Amended Form of Option Agreement for Employee Incentive Stock Options under 2005 Equity Incentive Plan.

10.5*	Amended Form of Option Agreement for Nonqualified Stock Options under 2005 Equity Incentive Plan.

10.6*	Amended Form of Restricted Stock Agreement under 2005 Equity Incentive.

10.7*	Executive Bonus Plan, as amended May 2, 2006. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006).

10.8*	Form of Amended Option Agreement for Robert Bucher and Summary of Performance Objectives Relating Thereto (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.9*	Form of Amended Director Option Agreement (Initial Grant) pursuant to Adept Technology, Inc. 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2006).

10.10*	Form of Amended Director Option Agreement (Annual Grant) pursuant to Adept Technology, Inc. 2004 Director Option Plan.

10.11*	Form of Option Agreement for Robert Bucher and Summary of Performance Objectives Relating Thereto (incorporated by reference to Exhibits 10.1 and 10.2 to the Registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC