Form 10-K
period 2006-06-30
ADEPT TECHNOLOGY INC
filed 2006-10-13
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended June 30, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                     .

Commission file number: 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2900635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3011 Triad Drive, Livermore, California	94551
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (925) 245-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non–voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2005) was $46,750,266. Shares of common stock held by each officer and director and by each person may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 13, 2006, approximately 7,605,142 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ADEPT TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products including our controls software strategy, and markets;

•	impact of new products or change in product mix on margin;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	our restatement of our historical financial statements and internal controls over financial reporting; and

•	our intellectual property.

Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks and uncertainties in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 140 trademarks of which 15 are registered trademarks, some of which include the Adept Technology logo including (among others) AIM®, FireBlox®, HexSight®, Adept Cobra 600™, Adept Cobra 800™, Adept Python™ Linear Modules, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™ and AdeptSight™.

ITEM 1.	BUSINESS

We are a global, leading provider of intelligent robotics systems and services that provide high performance and economic value throughout the production lifecycle or automated procedure, enabling our customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing and other automated processes. Our core offering is our motion controls systems and application software, which we sell standalone or in combination with our own vision-guidance technology and/or our or third parties’ robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is key differentiator for Adept.

With more than 23 years of expertise, Adept is a pioneer in the robotics industry. Our robotics solutions are targeted at applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, original equipment manufacturer (OEM) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to the consumer and computer electronics, disk drive, machine tool automation, automotive electronics, food, consumer goods and medical industries. We utilize our portfolio of high-performance motion controllers, application development software, vision-guidance technology and high-reliability robot mechanisms to deliver automation solutions that meet our customers’ increasingly complex manufacturing and automation requirements. We offer our customers comprehensive and tailored automation systems that reduce the time and cost to design, engineer and launch products into high-volume production or to perform repetitive tasks requiring a high degree of precision. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers. Our product range currently includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and advanced vision-based flexible partsfeeders. In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Adept Cobra 4-axis robots, Adept’s SCARA (Selective Compliance Assembly Robot Arm) robots, are designed for a broad range of basic applications that otherwise utilize dedicated automation or manual labor. This technology is fundamental to Adept’s business and Adept has recently made developments and launched additional SCARA products.

In the consumer and computer electronics industry, our solutions help enable the manufacture and assembly of products such as cell phones, PDAs, personal music players and disk drives. In the machine and industrial automation industry, our solutions are used to automate machine tools and other industrial equipment used in the manufacturing of products or components. In the automotive electronics industry, we provide automation solutions for the manufacturer and assembly of specialized automotive parts, in particular parts relating to sensors, safety equipment and other electronic applications. In the food, consumer goods and medical industry, our systems are used to automate high volume packaging of perishable items and various consumer products, to manufacture of medical devices, to automate repetitive operations in diagnostic and pharmaceutical labs, and to assist in robot-based surgical procedures.

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly, packaging, material handling and lab automation applications under two operating segments: (1) Robotics and (2) Services and Support:

1) The Robotics segment provides intelligent motion controls systems, production automation software, including vision-guidance and application software, and robot mechanisms to customers. With motion controls at the core, any of the other product components we offer can be combined to offer our customers a tailored solution to address specific application requirements.

2) The Services and Support segment provides support services to customers including: spare parts for and/or remanufacture of robot mechanisms; information regarding the use of Adept’s automation equipment; ongoing support for installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming, geared towards manufacturing engineers who design and implement automation lines.

We market and sell our products worldwide through more than 200 systems integrators, distributors and OEMs and our direct sales force. System integrators and OEMs add some combination of application-specific hardware and software to our products, resulting in solutions that are sold to Global 1000 companies across a range of industries. We have more than 30,000 motion control systems and more than 6,000 vision guidance systems installed worldwide, controlling an installed based of 25,000 Adept robots as well as many other brands of robot mechanisms.

We were incorporated in California in 1983 and reincorporated in Delaware in 2005. Our principal executive offices are located at 3011 Triad Drive, Livermore, California 94551. Our telephone number at that address is (925) 245-3400. Our website address is www.adept.com. Our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

PRODUCTS AND TECHNOLOGY COMPRISING ADEPT’S CORE TECHNOLOGY

Adept is a pioneer and market innovator in developing robotics motion-control systems. Our systems are designed for easy integration, deployment and use. We offer a unique motion controlled robotic system that combines tightly integrated vision, motion control and geometric object recognition. This tight integration helps to reduce development costs, risk associated with precision applications and the total cost of implementation, and is a key differentiator for Adept. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

ADVANCED CONTROLS AND SOFTWARE

Adept is uniquely capable of controlling both its own robotics systems and third party robot mechanisms to enable higher performance from these robots. With more than 35 kinematic models, or configurations of controls and robot mechanisms, we are able to control and integrate multiple vendor products and systems. Adept is delivering advanced robot controllers on non-Adept brand mechanisms from both European and Japanese manufacturers, allowing industrial integrators, machine builders and end use customers who prefer Adept’s superior control performance, integrated vision guidance and networkability to apply these Adept features across the entire flexible automation cell, not just Adept brand label robot mechanisms. Part of Adept’s strategy is to extend and apply our non-proprietary software program to both new robotic cells and service projects, as end users look for Adept to support third party mechanisms and older or orphaned robot supplier products.

Distributed Control Architecture

In the late 1990s, Adept anticipated the need for a robust distributed control architecture for networking robotic systems in complex manufacturing environments, and as a result implemented Adept SmartServo™, a digital servo network for our robot and motion control products. Adept SmartServo is based on the IEEE-1394 standard, also known as FireWire®. Initial products were introduced in 1999, with the announcement of Adept SmartModule™. The product line has since grown to include a family of controllers, amplifiers, motors and Adept SmartServo-enabled mechanisms that replace most of the traditional control and power electronics architecture with a digital servo network.

During fiscal 2005, the traditional panel-mounted power amplifiers and their attendant rack chassis and power supply were replaced by Adept MotionBlox™ technology. These self-contained multiple and single channel power amplifiers, with an on-board microprocessor, are mounted directly on (or in) the robot mechanism. Adept SmartServo architecture is a distributed processing network architecture where the controller’s CPU runs the trajectory planner while the servo loop is closed in the Adept MotionBlox. This processing scheme delivers high performance and flexibility, but also demands a highly deterministic time-based network.

The Adept SmartServo digital servo network becomes the means to add controller features. In a traditional architecture, the controller included expansion slots and their attendant power supply capacity, connectors, rack space and increased footprint. With Adept SmartServo technology, additional features such as remote and panel digital I/O, general purpose motion control and additional Adept SmartServo mechanisms can be added by simply connecting the module directly to the network.

Adept SmartController™

The Adept SmartController™ is designed to work with the Adept SmartServo distributed servo control network. Adept SmartControllers offer reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support costs while maintaining compliance with domestic and international safety specifications. The Adept SmartController CX provides high performance, distributed motion and vision controllers. The Adept SmartController’s network control architecture leverages Adept’s MotionBlox technology, which increases system scalability and modularity while dramatically reducing controller size and cabling up to 70% from Adept’s VERSAmodule Eurocard (or VME, an industry standard bus architecture), controller family. The Adept SmartController’s distributed processing architecture improves performance by freeing up 30% more of the processor’s resources. The Adept SmartController CX includes an expansion slot for AdeptVision sAVI together with additional communication ports, conveyor belt tracking support and more CPU capacity. The Adept SmartController CX features several high-speed communication interfaces, including 10/100 Ethernet and SmartServo. All Adept SmartControllers offer scalability and support for Adept’s SmartServo compatible digital I/O and general motion expansion modules.

Adept DeskTop™

Adept DeskTop is a Microsoft Windows application that provides an easy-to-use software development environment for Adept controllers and further enhances the ability to interface a PC to an Adept controller. The development environment is built on top of a library of ActiveX controls that can be accessed directly by C, C++, or Visual Basic PC applications to monitor and control an Adept robot, motion control, or vision system in real time.

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

AdeptVision

Integrated vision is a core technology for Adept and a key differentiator for our solutions. Our AdeptVision family offers highly integrated machine vision products that are used for robot guidance and inspection applications. Utilizing proprietary geometric object recognition, the integration of our controller and vision systems software enables high speed vision applications such as vision servomechanisms. For inspection applications such as gauging and dimensioning, the AdeptVision product is sold as an integrated inspection vision system comprised of a SmartController CX with an embedded vision board and software.

In late fiscal 2005 we introduced Adept iSight™, the first member of a new product family integrating PC-based vision with Adept’s robotic and motion control products. Adept iSight is designed to work seamlessly with the Adept Cobra i-series SCARA (Selective Compliance Assembly Robot Arm) robots, making the development and use of vision location, guidance and inspection applications simpler, faster, and more powerful. The vision technology is based on the HexSight Locator, a fast and reliable object location tool featuring multi-model and built-in calibration support. Adept iSight is a complete package that includes the application toolset, the vision software, vision and vision-to-robot calibration wizards, the camera and lens and the accessories to provide a complete out-of-the-box solution. Adept iSight provides both a cost effective entry product and a high performance application platform.

ADEPT ROBOT MECHANISMS

We provide a large number of robot mechanisms to address different markets and application needs. All of these robot mechanisms are controlled by the software and hardware control architecture described above in “Products and Technology Comprising Adept’s Core Technology” and “Advanced Controls and Software.” This broad product line allows system integrators and end users to develop automation solutions for many industries and applications.

Adept’s most widely deployed robots are the sCobra family, consisting of Adept Cobra s600™ and Adept Cobra s800™ (s600 and s800); and the iCobra family, consisting of Adept Cobra i600™ and Adept Cobra i800™ (i600 and i800). These 4-axis robots are SCARA robot mechanisms, designed for assembly and material handling tasks. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. The sCobra and iCobra series robots are considered light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space. The speed and precision of the Adept sCobra and iCobra robots provide a high level of performance within the SCARA marketplace. The sCobra robots feature Adept’s MotionBlox technology that packages the local servo control capabilities, digital I/O capabilities, integrated DC Power with Safety, and integrated high power amplifiers together on the back of the sCobra mechanism. The result of combining a local controller and I/O integration with the robot SCARA mechanism is a degree of flexibility that is not currently available from other automation suppliers. The sCobra robots can be connected to Adept’s SmartController for integrated motion and vision or multi-mechanism configurations.

To address the market need for a lower cost SCARA mechanism with limited capability for applications such as simple pick and place, Adept also developed a controllerless version of the sCobra product, called the iCobra. The iCobra is a high performance robot mechanism, combining scalable local mechanism I/O with a simple set of motion programming capabilities. The iCobra uses a MotionBlox embedded controller to manage all controls tasks. The iCobra MotionBlox embedded controller runs µV+ motion control software, which operates off a sub-set of the V+ language. The iCobra interfaces to a standard PC running the Adept Desktop development software. The physical interface is a simple RS-232 serial port.

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the AdeptViper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. We estimate that the market for 6-axis robotics in material handling and assembly processes is larger than the SCARA 4-axis market, and thus gives us expanded sales opportunities in the industries and global markets we serve. The AdeptViper combines an advanced 6-axis arm design with Adept’s high performance SmartControl software platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing. The AdeptViper s650 and AdeptViper s850 are designed for either table-mounting or ceiling mounting and having a 5 kilogram maximum payload capacity. The AdeptViper s1300 six-axis robot is an extended-reach and higher-payload version of the s650 and s850 robots models.

In the first quarter of fiscal 2006, we released new products to address the increasing demand for small parts assembly and material handling applications across multiple industries, including consumer and computer electronics, disk drive, machine tool automation, automotive electronics, food, consumer goods, medical devices and pharmaceuticals. New products included the Adept Cobra™ s350 and Clean Room/ESD s350 with MotionBox™ 40 servo controller. These new robots have been designed to ensure reduced application development time, improved speed and accuracy, and the fastest possible configuration and delivery times, resulting in significantly greater return on investment throughout the production lifecycle.

In the second quarter of fiscal 2006, we introduced a family of high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive electronics markets. These single axis devices can be coupled together by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Each Adept Python Module is powered by an Adept Motionblox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery lead times, lower delivered costs, and reduced installation time. This combination of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or robotic system that performs a specific automation function. Python Modules are also offered in single-axis standalone versions which can operate without any additional controllers, saving cost and space for simple applications.

All of the above mechanisms are configured to operate with Adept’s SmartServo technology. Adept’s SmartServo architecture combines motion control signals and input/output signals for transmission over a high-speed IEEE-1394 FireWire cable. Adept SmartServo technology allows us to coordinate multiple Adept robots with one SmartController. This capability is a key value proposition for our customers.

We also offer two floor standing SCARA robot mechanisms called the AdeptOne-XL and the AdeptThree-XL. The Adept-XL robots use direct-drive technology. Direct-drive technology eliminates gears and linkages from the drive train of the mechanism, thereby significantly increasing robot speed and precision and improving the robot’s product life, reliability and accuracy.

SERVICE AND SUPPORT

The goal of the Adept Service and Support group is to assure the productivity of every Adept product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts, field upgrades, and factory repair and remanufacturing capabilities. This organization includes a staff located at our headquarters and field personnel who are based in the United States, Europe and Asia to support customers worldwide.

We provide “evergreen” product paths that support our customers with service and upgrades for all products, including those no longer in production, to ensure that an investment in flexible automation from Adept will continue to be productive for the duration of a project or production requirement.

We maintain a staff of product training personnel who develop and deliver training courses on subjects ranging from basic system maintenance to advanced programming. In addition, we have field personnel who are qualified to assist in delivering training courses. These courses are geared both for manufacturing engineers who design and implement automation lines and for personnel who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

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

In addition, our Livermore manufacturing facility provides factory repair and remanufacture services which ensure that Adept products will continue to be productive over the extended timeframes common for automated production lines. In addition, we are able to generate additional revenue through the remanufacture and enhancement if our competitors’ robots. A key component of our growth strategy is to sell our motion control systems into most of the installed base of compatible robot mechanisms when a controller update or upgrade is required. We use a combination of competitive selling and cooperative agreements to gain access to our competitors’ customer bases.

Financial information regarding our business segments is included in Note 13 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Customers

We sell our products to system integrators, distributors, Global 1000 companies and OEMs. Adept’s robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the consumer and computer electronics, disk drive, machine tool automation, automotive electronics, food, consumer goods, medical devices and pharmaceuticals industries. No customer accounted for more than 10% of our revenues for any of the past three fiscal years.

Financial information regarding revenue derived from domestic and international customers based upon geographic area is included in Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sales and Distribution

We market our products through system integrators, distributors, our direct sales force and OEMs.

System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe, these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept’s integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

Distributors. We utilize a network of distributors to provide cost effective sales coverage in smaller markets where it may not make sense for us to allocate direct sales resources. We use a combination of exclusive (Adept product only) and non-exclusive distributors who sell our robot and vision guidance products in their standard forms. Adept provides service and support for customers who have purchased Adept products through one of our distributors. As of June 30, 2006, we had 18 distributors in several countries around the world.

Direct Sales Force. We employ a sales force which is geographically organized and sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2006, our North American direct sales force included 14 employees. We have four North American sales and customer support offices located in Livermore, California; Southbury,

Connecticut; Cincinnati, Ohio, and Charlotte, North Carolina. As of June 30, 2006, our international sales organization included 11 direct sales employees and nine agents covering Europe, Asia and South America.

Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive systems integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel; however, we may in some cases form strategic alliances for certain potentially high volume market opportunities with greater benefits to the customer than exist in system integrator arrangements, although the benefits may come with contractual restrictions.

OEMs. Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM’s label to other resellers and end users. Unlike our system integrator channel, OEMs are responsible for all marketing, sales and customer support and for maintaining the associated spare parts to service the end users of the integrated product.

Research and Development

We focus our research and development efforts on the development of an integrated product line, which furthers our factory automation approach and which reduces cost, enhances performance, and improves ease of use for our customers. We carry out primary research and development activities in two locations; Livermore, California and Quebec, Canada.

Research and development activities at Livermore, California are focused on design of our motion and vision control boards and the mechanisms that utilize them. Our vision software is designed and developed in our Quebec, Canada facility.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2006, we had 48 persons engaged in research, development and engineering. Our research, development and engineering expenses were approximately $7.1 million for 2006, $6.9 million for 2005, and $7.1 million for 2004 and represented 12.4% of revenues for 2006, 13.6% of revenues for 2005, and 14.4% of revenues for 2004.

Manufacturing

Adept’s manufacturing operations, which are located in Livermore, California and Dortmund, Germany, are utilized for product assembly, integration and test. We strategically outsource sub-components of our systems, including electronics assemblies and mechanical mechanisms. Our Viper and Python robot mechanisms are sourced externally, and we have recently completed the turnkey outsourcing for our SmartController family of products (CX, sMI6, sDIO, and MotionBlox) and for our complete line of Cobra robot mechanisms. This has eliminated any assembly in our facilities for these segments of our product line. This change allows for redeploying this capacity into a more flexible manufacturing capacity. This flexibility is important as we grow our Cobra and Viper businesses and as we look to grow the refurbished and upgraded installed base mechanisms for customers. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

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

Backlog

Our product backlog related to continuing operations at June 30, 2006 was approximately $3.0 million, as compared to approximately $6.4 million at June 30, 2005. This decrease in our backlog reflects our strategic shift in fiscal 2006 to selling standard versions of our products, rather than custom designs, as well as focusing on the market for remanufactured products. This shift in our sales strategy has resulted in a change in our manufacturing model as well, and accordingly we have completed the outsourcing of our product manufacturing and have adopted a “fast order and delivery” process that has greatly reduced the time between the receipt and the fulfillment of orders for our customers. This has resulted in a reduction in backlog, as we now sell our products through fulfilled orders versus the longer term cycles of our previous manufacturing delivery. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2006 to ship during fiscal 2007. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2006, we had 175 employees worldwide. Of the total, 48 were engaged in research and development, 36 in sales and marketing, 45 in service and support, 22 in operations, and 24 in finance and administration.

Competition

The market for intelligent automation products is highly competitive. We compete with a number of robot companies, motion control companies, and machine vision companies. Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. The basis for competition typically centers on price and performance. We believe that we favorably compete on the basis of higher performance, additional capabilities, greater combination of speed, precision, and flexibility, and better support of our product line.

Our principal competitors in the assembly robot and linear modules markets include subsidiaries of Japanese companies, including Epson Corporation, Yamaha Corporation, Denso Corporation and IAI America, Inc. We also compete with a small group of European companies, principally Stäubli Corporation which recently acquired Bosch Rexroth’s line of robots.

In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including Motoman, Inc., Kawasaki Robotics, Inc., and Staubli Corporation. In the 6-Axis market, Adept offers strong performance and more sophisticated controls and software.

In the machine vision market, our primary competition is from Cognex Corporation. Cognex has a broader, more extensive product line than Adept, but is focused on machine vision only.

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2006, we had ten patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology, and had two patent applications pending. In addition, we make use of non-disclosure agreements with customers, suppliers, employees, and consultants. Adept attempts to protect its intellectual property by restricting access to its proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Seasonality

Historically, orders and revenue have been lowest in our first fiscal quarter and highest in our fourth fiscal quarter, with a significant decline between the fourth quarter of one fiscal year and the first fiscal quarter of the next year. This historical seasonality is due, in part, to the concentration of our revenue from sales into the European market. While revenues in each quarter will vary based on the particular timing and type of sales made to customers, we expect that this seasonality may be less dramatic in the foreseeable future as our increased sales into Asia are expected to reflect a partially offsetting seasonal pattern.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Our operating results fluctuate from quarter to quarter due to factors that are difficult to forecast, are often out of our control and can be extremely volatile.

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics/communications, automotive, food, pharmaceutical, and other markets we serve;

•	decline or slower than expected growth in those industries requiring precision assembly automation; and

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies.

•	a change in market acceptance of our products or a shift in demand for our products;

•	changes in our strategy, such as our increased focus on controllers and software products; and organizational changes made reflecting our strategy;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	our liquidity ability to effectively manage our working capital;

•	impact of new accounting pronouncements, such as those relating to share based compensation expense required under SFAS 123R;

•	exchange rate fluctuations;

•	shifts in geographic concentration of our sales or operations between domestic and international;

•	seasonal fluctuations in demand and our associated revenue, for which demand is generally lower in the first half of the fiscal year;

•	our ability to expand our product offerings through acquired technologies and products;

•	costs incurred in connection with compliance with Sarbanes-Oxley Act internal controls and other SEC and NASDAQ requirements; and

•	extraordinary events such as litigation or acquisitions.

Revenues also impact our gross margins. Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of the variance in gross margins. The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products (such as mechanical subsystems purchased from third party vendors), and higher margin controller products. While we intend to more aggressively pursue opportunities to sell our controllers and other software products, we cannot give any assurances regarding the growth of our sales of these higher margin products in the future. Other factors that impact gross margins include:

•	currency exchange rate fluctuations for our international sales;

•	the average selling prices of products we sell including changes in the average discounts offered;

•	the costs to manufacture, service and support our products and enhancements;

•	the costs to customize our systems;

•	the volume of products produced and associated production volume variances, if any, generated;

•	our efforts to enter new markets, in particular the growth of our sales in Asia; and

•	certain inventory-related costs including obsolescence of products and component demand changes resulting in excess inventory.

We generally recognize product revenues upon shipment or, for certain international sales, upon receipt by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due, in part, to our inability to forecast the level of demand for our products or the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. In fiscal 2006, we increased our inventories to improve timing of delivery to our customers. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials may cause sales to fall below expectations and harm our operating results for the period.

Similarly, our indirect costs, production capacity and operating expenses are largely fixed in the short run. Continued investments in research and development, capital equipment and ongoing customer service and support capabilities, in addition to the expense of being a public reporting company, result in significant fixed costs that we cannot reduce rapidly or at all. As a result, if our sales for a particular fiscal period are below expected levels, our cost of revenue increases and our operating results for the period could be materially adversely affected. Further, if shipments of our products fail to meet forecasted levels, the increased inventory levels and increased operating expenses in anticipation of sales that do not materialize could adversely affect our business and substantially impact our liquidity. In the event that in some fiscal quarter our net revenues or operating results fall below the expectations of public market analysts and investors, the price of our common stock may fall. We may not be able to increase or sustain our profitability on a quarterly or annual basis in the future.

Our international operations and sales and foreign suppliers subject us to foreign currency exchange risks, divergent regulatory requirements and other financial and operating risks outside of our control that may harm our operating results.

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales were $30.7 million for the year ended June 30, 2006, $33.9 million for the fiscal year ended June 30, 2005 and $22.7 million for the fiscal year ended June 30, 2004. This represented 53.4%, 67.2% and 46.1% of revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We expect that revenue for sales into Asia, in particular, will grow as a percentage of total revenue, as we expand our presence in the Asia-Pacific region. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

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

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2004 through 2006 resulted in a currency exchange gain for us, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Additionally, we make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers and thus remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. Continued change in the values of the euro, yen or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

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

With over half of our sales coming from international sales, collection times on those sales are longer because of longer delivery times, time required to clear customs, and generally slower payment patterns in some international markets. As our international sales increase, delays in receiving payment in connection with such sales may also more greatly impact our revenue and liquidity.

In addition to our international sales, maintaining operations in different countries requires us to expend significant resources to keep our operations coordinated and subjects us to differing laws and regulatory regimes that may affect our offerings and revenue.

We have experienced operating losses and negative cash flow in the past, and our doing so in the future could impair our operations and revenue-generating activities and adversely affect our results of operations.

Prior to our common stock financing in June 2006, we had limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. We currently have a one-year credit facility for up to $5.0 million, under which no amounts are outstanding. We currently depend on funds generated from operating activities, plus the proceeds of our June 2006 common stock financing and the funds available through our credit facility to meet our operating requirements and execute on our growth plan.

If our projected revenue falls below current estimates or if operating expenses exceed current, we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Any of these actions would adversely impact our business and results of operations.

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

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In fiscal 2006, U.S. manufacturing markets improved but generally remained soft, and we do not foresee strong U.S. manufacturing demand in fiscal 2007. We implemented a worldwide restructuring program in fiscal 2002 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending. We made additional cost reductions in fiscal 2003 through 2005 to further realign our business. Despite this restructuring activity, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements, in addition to administrative costs which must be incurred by us as a public company. The long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

The intelligent automation industry is subject to rapid change. We have responded to increased changes in the industry in which we compete by restructuring our operations and reducing the size of our workforce while attempting to maintain our market presence in the face of increased competition. Despite our efforts to structure our Company and our businesses to meet competitive pressures and customer needs, we cannot assure that we will be successful in continuing to implement these restructuring activities or that the reductions in workforce and other cost-cutting measures will not harm our business operations and prospects. Further, in identifying a number of errors previously made as we completed our fiscal 2006 consolidation, we determined that our accounting systems and finance organization were not capable of supporting our growth and we must invest in remediating these issues. Our inability to structure our operations based on evolving market conditions could negatively impact our business. We also cannot be certain that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and adverse impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

We have significant dependence on outsourced manufacturing capabilities and single source suppliers. If we experience disruptions in the supply of one or more key components, we may be unable to meet product demand and we may lose customers and suffer decreased revenue.

We outsource a predominant portion of our manufacturing function. We obtain many key components and materials and most of our mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our increased reliance on outsourced manufacturing and other capabilities, and particularly our reliance on sole or single source suppliers, involves certain significant risks including:

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

The Financial Accounting Standards Board’s Statement 123R, Share-Based Payment, which was a revision of Statement 123, Accounting for Stock Based Compensation became effective for Adept in the first quarter of fiscal 2006. Statement 123R requires share-based payments to employees, including grants of employee stock options, to be recognized as expense in the financial statements based on their fair values and does not allow proforma disclosure as an alternative to financial statement recognition. Adept evaluated option valuation methodologies and assumptions in light of FAS 123R pronouncement guidelines related to employee stock options and decided to continue using the Black-Scholes method, with adjustments to the methodology as necessary for reporting under Statement 123R guidelines. As a result, our operating results for fiscal year 2006 contain, and our operating results for future periods will contain, a charge for share-based compensation related to stock options and employee stock purchases. This charge is in addition to other share-based compensation expense we have recognized in prior periods. Statement 123R had a significant impact on our operating results for fiscal 2006, with 123R charges of $1.2 million significantly reducing operating income to $0.6 million, and Adept expects the adoption will have a significant adverse impact on our operating results in the future. We cannot predict the effect that this adverse impact on our reported operating results will have on the trading price of our common stock in future periods.

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

We have identified material weaknesses in our internal controls and are restating certain historical financial statements. If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. In connection with the consolidation of our fiscal 2006 financial results, we identified a number of errors, primarily involving intercompany eliminations associated with our international subsidiaries, reflecting material weaknesses in our internal controls. Further, during the fiscal 2006 audit, our external auditors identified certain material weaknesses, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” The Company is completing amendments to its periodic reports to restate certain prior interim financial statements of fiscal 2006. We may be subject to regulatory investigation, sanctions and/or litigation as a result of such restatements. We are also addressing remediation of our internal controls and disclosure controls, as discussed under Item 9A. titled “Controls and Procedures.” Inadequate internal controls could lead to future restatements or impair our ability to timely file our future periodic reports with the SEC, all of which could subject us to regulation sanctions or litigation. To prepare for compliance with Section 404, which for the company under current regulations will be required as of June 30, 2008, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. The remedied actions mentioned above and these actions have resulted in and are likely to continue to result in increased and significant expense, and have required and are likely to continue to require significant efforts by management and other employees. Failure to successfully complete such actions would subject us to adverse actions by the SEC, NASDAQ and possibly litigation. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls and disclosure controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train, motivate and retain qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products, in addition to our ability to meet our requirements as a public company. We have recently experienced significant changes in our management, including hiring a new Chief Financial Officer (CFO) in June 2006 and changes in the last two years with respect to several other of our executive officers, and have not completed our succession planning with respect to our existing Chief Executive Officer (CEO). In 2004, we reorganized management and have since had turnover in management team personnel, which will require us to identify appropriate replacements for these roles. We reduced headcount in connection with our restructurings in prior fiscal years and made changes in other senior personnel, which changes, taken with our more recent management changes, may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. Other than our CEO’s and CFO’s offer letter which include certain limited change of control severance if terminated, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our management.

We may incur credit risk-related losses because many of the resellers we sell to are small operations with limited financial resources.

Substantial portions of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators, our results of operations may be harmed. In addition, due to their limited financial resources, during extended market downturns the viability of some system integrators may be in question, which would also result in a reduction in our revenue or credit losses.

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

A meaningful portion of our historical growth was attributable to acquisitions of other technologies and businesses. We expect that acquisitions of complementary products and technologies in the future may again play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is challenged by our cash constraints, the level and volatility of our common stock price and thin trading volume affecting liquidity considerations, making equity transactions more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired.

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

The risks described above, either individually or in the aggregate, could significantly harm our business, financial condition and results of operations. We expect that future acquisitions, if any, could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock. In addition, we may issue additional equity in connection with future acquisitions, which could result in dilution of our stockholders’ equity interest. Fluctuations in our stock price may make acquisitions more expensive or prevent us from being able to complete acquisitions on terms that are acceptable to us.

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

The hardware products we sell in the European Union are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives. The European Union mandates that our products carry the CE mark denoting that these products are manufactured in strict accordance to design guidelines in support of these directives. These guidelines are subject to change and to varying interpretation. New guidelines impacting machinery design go into effect each year. To date, we have retained TUV Rheinland to help certify that our controller-based products, including some of our robots, meet applicable European Union directives and guidelines. Adept hardware products have been declared as exempt by TUV Rheinland from the EU Directive WEEE/RoHS (Waste Electrical and Electronics Equipment/Reduction of Hazardous Substances). Although our existing certified products meet the requirements of the applicable European Union directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If any of our robot products or any other major hardware products do not meet the requirements of the European Union directives, we would be unable to legally sell these products in Europe. Thus, our business, financial condition and results of operations could be harmed. Such directives and guidelines could change in the future, forcing us to redesign or withdraw from the market one or more of our existing products that may have been originally approved for sale.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success and ability to compete depend in large part upon protecting our proprietary technology and trade secrets. We rely on a combination of patent, trademark and trade secret protection, and nondisclosure agreements to protect our proprietary rights, but have not always sought patent or similar protection on our technology where it may have been available. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The patent and trademark law and trade secret protection may not be adequate to deter third party infringement or misappropriation of our patents, trademarks, and similar proprietary rights. In addition, patents issued to Adept may be challenged, invalidated, or circumvented. Our rights granted under those patents may not provide competitive advantages to us, and the claims under our patent applications may not be allowed. We may be subject to or may initiate interference proceedings in the United States Patent and Trademark Office, which can demand significant financial and management resources. The process of seeking patent protection can be time consuming and expensive, and patents may not be issued from currently pending or future applications. Moreover, our existing patents or any new patents that may be issued may not be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us.

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

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could subject us to such consequences as: the imposition of substantial fines, suspension of production, and alteration of manufacturing processes or cessation of operations.

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

Risks Related to our Stock

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options and warrants in the public market, and the concentration of our equity ownership by a small number of stockholders, could adversely affect the liquidity of Adept securities and the prevailing market price of our common stock.

We had an aggregate of 7,605,142 shares of common stock outstanding in October 2006 shortly before the filing of this Annual Report on Form 10-K. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. These investors beneficially own a substantial portion of our total outstanding equity securities, and these investors along with very few other stockholders together control the substantial majority of our outstanding common stock, which may affect the trading market for our stock, and also the results of the outcome of any matter upon which stockholders must vote or otherwise participate. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing and Adept’s 2006 financing. The selling security holders from the financings included in the registration statements may offer up to an aggregate of approximately 5.0 million shares of our common stock, including more than 1.1 million shares of which are not currently outstanding but may be in the future.

Additionally, at June 30, 2006, options to purchase approximately 920,903 shares of our common stock were outstanding under our equity compensation plans, and an additional 540,575 shares of common stock were reserved for future grant and issuance under such plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans generally will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing stockholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

The ability of our Board of Directors to issue additional preferred stock could delay or impede a change of control of our company and may adversely affect the price an acquirer is willing to pay for our common stock.

The Board of Directors has the authority to issue, without further action by our stockholders, up to 1,000,000 shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting a series or the designation of such series. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings, and other corporate purposes, could have the effect of delaying, deferring, or preventing a change in control of Adept without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. Additionally, the conversion of preferred stock into common stock may have a dilutive effect on the holders of common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results, including as a result of compensation expense required by SFAS 123R and currency exchange fluctuations, and restatements of historical financial statements;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on NASDAQ or other exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation regarding proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including as a result of our 2003 and 2006 financings.

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

We may be subject to securities class action and other litigation as a result of our restatement, if our stock price remains volatile or operating results suffer, which could result in substantial costs, distract management, and damage our reputation.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, which are involved in rapidly changing markets, are particularly subject to this risk. Although our financial results have improved, we incurred net operating losses in recent fiscal years and our stock price remains volatile. On September 22, 2006, Adept announced the restatement of its financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. Adept intends to file amended quarterly reports for the first three fiscal quarters of 2006 reflecting such restatements. To date, there has been no overt claims made or litigation commenced with respect to the restatement matters or other matter of such announcement; however, such announcements often result in litigation of varying kinds against the issuer. We may be the target of litigation of this kind in the future. Any securities or other litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

Recent legislation, higher liability insurance costs and other increased costs of being public are likely to impact our future consolidated financial position and results of operations.

Significant regulatory changes, including the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and new accounting pronouncements or regulatory rulings will have an impact on our future financial position and results of operations. These regulatory requirements have, and in the future, are expected to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates after these regulatory changes. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our financial position and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located in a leased building of approximately 75,000 square feet in Livermore, California. The lease expires in May 2011 and obligates us to lease payments with 4.0% annual increases, plus insurance, property taxes and common area maintenance. We lease an approximately 10,500 square foot facility in Quebec City, Canada for certain machine vision sales and research and development activities. The lease expires in 2009.

We also lease facilities for sales and operations in Dortmund, Germany and for sales and/or customer training in Southbury, Connecticut; Cincinnati, Ohio; Mecklenburg County, North Carolina; Pomona, California; Vancouver, Canada; Massy, France; and Singapore. All of our properties are used by both of our two reportable business segments. Financial information regarding lease obligations is included in Note 8 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

On September 22, 2006, Adept announced the restatement of its financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. Adept will be filing amendments to its quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006 as soon as practicable after the filing of this Annual Report on Form 10-K. To date, there has been no overt claims made or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

Adept has in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actions against us, we believe the ultimate resolution of these matters relating to alleged infringement will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert H. Bucher	51	President and Chief Executive Officer

Steven L. Moore	52	Vice President of Finance and Chief Financial Officer

Matthew J. Murphy	49	Vice President, Robotics Group

John Dulchinos	44	Vice President, Emerging Markets

Gordon Deans	47	Vice President, Business Development and General Manager–Canada

Joachim Melis	41	Vice President, Europe

Robert H. Bucher has served as Adept’s President and Chief Executive Officer since November 2003. From November 2003 until January 2006, he also served as Chairman of the Board. Prior to joining Adept, Mr. Bucher was a consultant providing management advisory and financial investment to pre-IPO technology product and service businesses. From October 1998 to June 2002, Mr. Bucher was President and Chief Executive Officer of Norsat International Inc., a Canadian company that evolved under his leadership from a manufacturer and distributor of satellite components to a digital media infrastructure solution provider. Mr. Bucher held the position of Executive Vice President of Worldwide Operations at Measurex Corporation, an optimization, automation and solution system provider to the process industries from 1995 to 1998. Mr. Bucher holds a B.S. degree in Engineering from the University of Guelph, Canada.

Steven L. Moore was appointed Vice President of Finance and Chief Financial Officer on June 12, 2006. Prior to this appointment, since June 2003, Mr. Moore held the position of Chief Financial Officer at SCM Microsystems, Inc., a publicly-traded security/access control products company located in Fremont, California and Ismaning, Germany. From March 2000 to September 2002, Mr. Moore was Vice President of Finance at Virata Corporation, a $126 million publicly-traded semiconductor company in Santa Clara, California. Prior to his service to Virata, Mr. Moore was Vice President and Chief Financial Officer at Health Systems Design Corporation in Oakland, California, a publicly-traded managed care information systems software company. Mr. Moore holds a B.A. degree in Economics from the University of Colorado.

Matthew J. Murphy joined Adept in March 2001 as Vice President of Engineering, and in March 2004 was appointed Vice President of Operations and Product Development. Prior to joining Adept, Mr. Murphy served in many roles at ADAC Medical Systems, a division of ADAC Laboratories (acquired by Philips Medical Systems) including Vice President of Product Marketing from 1999 to 2001, Vice President of Platform Engineering from 1997 to 1999, and Director of Imaging Technology from 1992 to 1997. Mr. Murphy was Staff Electrical Engineer for the Nuclear Medicine Division of ADAC Labs from 1989 to 1992. Mr. Murphy holds Bachelor of Science and Master degrees in Electrical Engineering from the University of Illinois in Champaign, Illinois. During his tenure with ADAC, Mr. Murphy wrote as well as participated in a series of fundamental patent applications.

John Dulchinos was appointed Vice President, Robotics in June 2004. Mr. Dulchinos joined Adept in October 1987 as a Regional Sales Engineer, and has held various positions at Adept including Director of OEM business, Vice President of North American Sales and Vice President of Worldwide Sales. Mr. Dulchinos holds both Bachelor and Master degrees in Mechanical Engineering with a concentration in Robotics from Renssalaer Polytechnic Institute in Troy, New York.

Gordon Deans joined Adept in June 2004 as Vice President Business Development and General Manager, Adept Canada (formerly Hexavision Technologies). From March 2002 until joining Adept, Mr. Deans held the position of President of Telere Technologies, Inc. a consulting firm providing product marketing and business development services to high-tech organizations. Prior to joining Telere Technologies, Mr. Deans served as Director of Marketing at FSONA Communications Corp, a telecommunications equipment manufacturer, from 2001 to 2002. From 1999 to 2001 Mr. Deans served as Vice President of Broadband Networks at Norsat International, Inc., a satellite communications equipment company. Mr. Deans holds a Master of Electrical Engineering degree from Carleton University in Ottawa, Ontario and a Bachelor of Science degree in Electrical Engineering from Queens University in Kingston, Ontario.

Joachim Melis was appointed Vice President, Europe in August 2004. He joined Adept in October 1990 as an Applications Engineer in our German office and served as Applications Supervisor and then Manager of European Customer Service from 1992 to 1998. In 1998, Mr. Melis became Managing Director of the RDA Services Division. In July 2000, Mr. Melis became the Managing Director for Sales and Service in Germany, and in September 2002, added Sales and Service in France. Mr. Melis holds a Dipl.-Ing. Degree in Electronics from the University of Dortmund, Germany.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock and Related Stockholder Matters

Until April 15, 2003, our common stock traded on the NASDAQ Global Market under the symbol “ADTK”. From then until February 25, 2005, our common stock traded on the OTC Bulletin Board under the symbol “ADTK.OB”. On February 25, 2005, we completed a one-for-five reverse stock split, and subsequently our stock traded on the OTC Bulletin Board as “ADEO.OB”. On November 15, 2005 our common stock was relisted on the NASDAQ Global Market under the symbol “ADEP”.

The following table reflects the range of high and low sales prices for each full quarterly period as reported for trading on the OTC Bulletin Board from July 1, 2004 through November 14, 2005, and on the NASDAQ Global Market since November 15, 2005. The high and low price information from the OTC Bulletin Board reflects interdealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices have been adjusted for the reverse stock split.

	Three Months Ended
	Jun. 30, 2006	April 1, 2006	Dec. 31, 2005	Oct. 1, 2005	Jun. 30, 2005	April 2, 2005	Jan. 1, 2005	Oct. 2, 2004
High	$15.18	$13.47	$23.00	$9.15	$9.15	$8.50	$9.25	$7.50
Low	$8.86	$7.25	$7.81	$7.25	$4.80	$4.75	$5.50	$4.65

At September 25, 2006, there were approximately 276 stockholders of record of our common stock.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future and we may be restricted from doing so under our current or a future credit facility.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of future results. Fiscal 2002 results include the financial results of HexaVision Technologies, Inc. subsequent to its acquisition on July 21, 2000. Fiscal 2002 also includes the financial results for CHAD Industries, Inc., subsequent to its acquisition on October 9, 2001. Fiscal 2003 results include the financial results of Meta Control Technologies, Inc., subsequent to its acquisition on August 30, 2002. Additionally, Adept has reclassified all periods presented to show “Currency exchange gain/(loss)” as a separate non-operating item; previously it was included in selling, general and administrative expense.

In fiscal 2004, Adept completed the disposition of its Solutions business segment, and its results have been recorded as discontinued operations.

In fiscal 2005, Adept completed a one-for-five reverse stock split, and all current and historical share and per share information included in this financial data has been restated to reflect the results of the reverse stock split.

(in thousands, except per share data)	Years Ended June 30,
	2006	2005	2004	2003	2002
Results of Operations:
Revenues	$57,637	$50,480	$49,084	$38,214	$49,621
Income (loss) from continuing operations	538	1,295	(109)	(26,210)	(44,149)
Net income (loss)	$538	$1,295	$(7,325)	$(28,972)	$(59,824)
Basic income (loss) per share from continuing operations	$0.08	$0.21	$(0.02)	$(8.76)	$(16.13)
Basic number of shares used in computing per share amounts from continuing operations	6,412	6,063	5,427	2,991	2,738
Diluted income (loss) per share from continuing operations	$0.08	$0.19	$(0.02)	$(8.76)	$(16.13)
Diluted number of shares used in computing per share amounts from continuing operations	6,784	7,873	5,427	2,991	2,738

(in thousands)	Years Ended June 30,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,057	$5,334	$4,957	$3,234	$21,681

Working capital	27,117	13,095	13,710	7,180	28,990

Total assets	43,692	32,209	30,946	35,781	62,494

Long-term liabilities	433	242	3,797	7,524	4,356

Redeemable convertible preferred stock	—	—	—	25,000	25,000

Total stockholders’ equity (deficit)	$32,689	$17,701	$15,628	$(11,583)	$15,904

Quarterly Results of Operations (Unaudited and Restated)

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

In the course of conducting the year end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts, primarily involving intercompany eliminations associated with the consolidation of international subsidiaries and with the translation of foreign currency account balances, as further described in Item 9A Controls and Procedures in Part II of this Annual Report on Form 10-K. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. The consolidations completed to address these errors resulted in adjustments to cost of sales, foreign currency exchange gain/(loss), net income/(loss), earning/(loss) per share, cash, receivables, inventory, accounts payable, accrued liabilities and shareholders equity, certain of which adjustments were material to one or more of the interim financial statements for the quarterly periods of fiscal 2006. As a result of correcting these errors, we have restated our condensed consolidated balance sheets as of September 30, 2005, December 31, 2005 and March 31, 2006; our condensed statements of operations for the three months, six months and nine months ended September 30, 2005, December 31, 2005 and March 31, 2006; and our condensed statements of cash flows for the three months, six months and nine months ended September 30, 2005, December 31, 2005 and March 31, 2006, respectively. As detailed below and will be disclosed in the Quarterly Reports on Form 10-Q/A for each of the first three quarters of fiscal 2006 to be filed by the Company, the restatements resulted in the reduction of previously reported net income for the quarter ended September 30, 2005 by approximately ($516,000) creating a net loss of approximately ($356,000) for that quarter compared to previously reported net income; an increase in the previously reported net loss for the quarter ended December 31, 2005 by approximately ($252,000) to approximately ($262,000) for that quarter; and a reduction of the previously reported net income for the quarter ended March 31, 2006 of approximately ($1.1 million) to approximately $172,000.

Fiscal 2006

	Three Months Ended,
	(in thousands, per share data)
		March 31, 2006		December 31, 2005		September 30, 2005
	June 30, 2006	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenues	$14,943	$15,074	$15,074	$12,979	$12,979	$14,641	$14,641
Cost of revenues	7,856	7,123	8,241	6,139	6,464	7,167	7,788

Gross margin	7,087	7,951	6,833	6,840	6,515	7,474	6,853

Operating expenses	6,347	6,620	6,620	6,639	6,639	7,116	7,116

Operating income (loss)	740	1,331	213	201	(124)	358	(263)
Currency exchange gain (loss)	292	(10)	(17)	(204)	(131)	(164)	(59)
Interest income (expense), net	27	(17)	(17)	(18)	(18)	(28)	(28)

Income before income taxes	1,059	1,304	179	(21)	(273)	166	(350)
Provision for (benefit from) income taxes	75	7	7	(11)	(11)	6	6

Net income (loss)	$984	$1,297	$172	$(10)	$(262)	$160	$(356)

Basic income (loss) per share	$0.14	$0.20	$0.03	$0.00	$(0.04)	$0.03	$(0.06)

Diluted income (loss) per share	$0.13	$0.18	$0.02	$0.00	$(0.04)	$0.02	$(0.06)

Basic number of shares used in computing per share amounts:	6,913	6,414	6,414	6,178	6,178	6,173	6,173

Diluted number of shares used in computing per share amounts:	7,693	7,492	7,092	6,178	6,178	6,507	6,173

	Three Months Ended,
	(in thousands, per share data)
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Revenues	$14,377	$13,025	$11,785	$11,293
Cost of revenues	7,970	7,061	6,461	5,827

Gross margin	6,407	5,964	5,324	5,466

Operating expenses	5,711	5,653	5,463	5,460

Operating income (loss)	696	311	(139)	6
Other income	314	—	—	—
Currency exchange gain (loss)	(104)	50	241	83
Interest expense, net	(32)	(58)	(36)	(37)

Income before income taxes	874	303	66	52
Provision for (benefit from) income taxes	(29)	11	6	12

Net income	$903	$292	$60	$40

Basic income per share	$0.15	$0.05	$0.01	$0.01

Diluted income per share	$0.12	$0.04	$0.01	$0.01

Basic number of shares used in computing per share amounts:	6,136	6,124	6,073	5,981

Diluted number of shares used in computing per share amounts:	7,939	7,949	7,940	7,802

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide intelligent robotics systems, the core of which are our motion controls systems and application software, which we sell standalone or in combination with our own vision-guidance technology and/or our third parties’ robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is key differentiator for Adept. In addition, we provide robotics services and support for both our own customers and the installed base of other third party providers, which provides us with additional opportunities for revenue growth. We sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Through direct sales to companies, OEM and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the consumer and computer electronics, disk drive, machine tool automation, automotive electronics, food, consumer goods, medical devices and pharmaceuticals industries. In addition, we sell our products to original equipment manufacturers, or OEMs, who resell our products as part of a broader solution to their customers. Sales to OEMs account for a significant portion of our revenues.

Sales by Industry. Product revenues by industry for the two most recent fiscal years are shown in the table below:

	Year ended June 30, 2006	Year ended June 30, 2005
Consumer and Computer Electronics	44%	40%
Machine and Industrial Automation	11%	18%
Automotive Electronics	10%	14%
Food, Consumer Goods and Medical	28%	21%
OEM and Other	7%	7%

Product revenue is comprised of sales of new systems, components, software and parts, and excludes revenue from training, consulting, and field service activities such as maintenance, repair, and system modifications. “OEM and Other” industry revenue includes sales to OEMs as well as sales related to industrial robot applications. Mix of products sold varies considerably from period to period due to a variety of market and economic factors.

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the Adept Viper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications. The Adept Viper family consists of the s650, s850 and s1300, which combine an advanced 6-axis arm design with Adept’s high performance SmartController platform allowing 6-axis robotics to be used in small part assembly and material handling manufacturing.

In the first quarter of fiscal 2006, we released new products to address the increasing demand for small parts assembly and material handling applications across multiple industries, including automotive, consumer electronics, consumer goods, disk drive, food, industrial tooling, medical devices and pharmaceuticals. New products included the Adept Cobra(TM) s350 and Clean Room/ESD s350 with MotionBox(TM) 40 servo controller and enhanced versions of Adept DeskTop™ and Adept iSight™. These new robots have been designed to ensure reduced application development time, improved speed and accuracy, and the fastest possible configuration and delivery times, resulting in significantly greater return on investment throughout the production lifecycle.

In the second quarter of fiscal 2006, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function.

Over the last two years, we have focused on a strategy to build our service and support business to leverage growth opportunities in the robotics market. We have designed our core motion controller to work with multiple brands of robots currently being sold by Adept and other third party providers, as well as with multiple brands of robot mechanisms already installed in various automation environments. As a consequence, we are in a position to sell our motion controller into most of the installed base of compatible robot mechanisms when a controller update or upgrade is required. We use a combination of competitive selling and cooperative agreements to gain access to the customer bases of third party providers. We believe our services strategy has been very successful, as since its inception we have increased our international orders, increased our service revenue and increased our product margins with the sale of additional controllers.

International sales generally comprise between 45% and 70% of our total revenues for any given quarter, and represented approximately 53% of our total revenues for fiscal 2006. In recognition of the increasingly international nature of our business, late in fiscal 2005, we announced a new global vertical market business initiative designed to leverage the dynamics of specific vertical markets within particular geographic regions. Our vertical market initiative focuses resources initially on developing applications for Western European and U.S. customers in the automotive electronics, food and consumer goods packaging, medical device, lab diagnostics and other medical markets; and for Asian customers in the consumer electronics and disk drive markets. We are working directly with leading customers in these vertical markets, providing direct sales, service and engineering to develop more targeted products and applications. By being involved directly with the end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we have been more successful having our products included in the final design specifications for customers’ production and assembly lines.

Over the last two years, Adept has taken a series of steps to strengthen our operational performance and to enhance our ability to serve our customers in Europe and in Asia. We moved a portion of our manufacturing operations to Dortmund, Germany to better address the European market, we implemented a more flexible supply chain and expanded our field capabilities for both sales and services. The primary focus of the supply chain and field initiatives was to provide more local focus regionally, so that we are able to ship product more quickly, respond in the local language of our customer and provide better support through the sales and service cycles to our customers. We believe the improvements in our operating performance and in our services revenues over the last two years are a result of these actions.

We completed a one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information in this Annual Report on Form 10-K reflects the results of the reverse stock split.

Further, in June 2006, Adept completed an equity financing with net proceeds of approximately $10.0 million.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2006, each year therein referred to as fiscal 2006, 2005, and 2004. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operation refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

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

Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A growing portion of our revenues arises from sales of control products. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104, (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

We recognize stand-alone software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, And Software Revenue Recognition With Respect To Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with GAAP as reflected in the SAB 100 pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (material and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

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

Valuation of stock-based awards. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Acquisitions

From time to time, Adept may make acquisitions of products, technologies or other businesses. Adept has not consummated any such acquisition in the past three fiscal years.

In fiscal 2003, we acquired a 67% ownership interest in Meta Control Technologies, Inc. (Meta), a provider of automation solutions, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one stockholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the stockholder and its affiliates of up to $1.7 million through August 2008 but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration. Such amounts will be charged to operations when incurred. Through June 30, 2006, we have not incurred any expenses related to the discounts and royalties and do not anticipate incurring any such expense in fiscal 2007.

Results of Operations

Comparison of Fiscal 2006 to 2005

Revenues. Revenues increased $7.1 million, or 14.2%, to $57.6 million for 2006 as compared to $50.5 million for 2005. The increase in revenue was attributable to a 27% increase in revenues from our Services and Support segment and a 7% increase in revenues from our Robotics segment. Segment results for fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation. Robotics segment revenues were $35.3 million for the fiscal year ended June 30, 2006, up from $32.9 million for the fiscal year ended June 30, 2005. The increase resulted primarily from increased sales of our line of Cobra robots and, to a lesser extent, sales of our new AdeptViper™ 6-axis robot and AdeptPython™ linear modules, partially offset by reduced revenues from vision software.

Services and Support segment revenues were $22.3 million for the fiscal year ended June 30, 2006, up from $17.6 million for the fiscal year ended June 30, 2005. The increase is attributable to services involved in the redeployment and refurbishing of existing customer equipment and sales to customers of remanufactured robotics, with continued strong demand from the disk drive industry and redeployment of production lines by our customers to plants in China and Malaysia.

Our domestic sales were $26.9 million in fiscal 2006, an increase of 63.0% compared to $16.5 million in fiscal 2005. This increase was due both to the increase in robot mechanism refurbishment we have experienced in our service business, which is primarily in the U.S., as well as increased demand from U.S.-based multinational integrators and OEMs for products to serve their offshore clients. A significant proportion of our U.S. revenue therefore reflects product sales for end user customers actually located in Asia and Europe although our point of sale is within the U.S. Our international sales were $30.7 million in fiscal 2006 compared to $33.9 million in fiscal 2005, a decrease of 9.4%. European sales were $20.4 million in fiscal 2006, down 22.8% from sales of $26.5 million in fiscal 2005, reflecting a decrease in consumer electronics manufacturing in Europe, especially of mobile telephones. Asia sales increased 70.5% in fiscal 2006 to $8.2 million, compared with $4.1 million in fiscal 2005. Overall, we expect that revenues from our international customers will continue to account for a significant portion of our total sales, and that Asia will continue to be the fastest growing sales region.

Gross Margin. Gross margin as a percentage of revenues was 47.3% in fiscal 2006 compared to 45.9% in fiscal 2005. The gross margin improvement resulted principally from a sales mix favoring higher margin products, notably the increased sales of our Cobra products, second generation linear module controls, as well as increased sales of remanufactured robots. Other factors contributing to increased margins include increased volume throughput, improved robot component designs that achieve the same functionality at reduced cost, and increased outsourcing of robot subassemblies. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix of products. Consumption of parts previously reserved as excess or obsolete totaled approximately $935,000, due to focus on service sales and the improved management of the fulfillment of those sales, offset by the reservation of approximately $676,000 for additional parts determined to be excess or obsolete over the year.

Research, Development and Engineering Expenses. Research, development and engineering expenses increased 4.0% in 2006 to $7.1 million, or 12.4% of revenues, compared with $6.9 million, or 13.6% of revenues, in 2005. The growth in R&D outlays was the result of recognition of stock-based compensation expense totaling approximately $396,000 in fiscal 2006 as well as increased expenditures for software development activities, offset by $455,000 capitalization of software development cost.

Research and development costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products which are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. Adept’s capitalization of software costs, which commenced in the second quarter of fiscal 2006, totaled $455,000 for fiscal 2006 as compared with none the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.1 million or 27.0% in 2006 to $19.4 million, or 33.6% of revenues, compared with $15.3 million, or 30.2% of revenues, in 2005. The increases are primarily due to new product launches, increased marketing activities and an expanded sales force, expenses related to our reincorporation in Delaware, stock-based employee compensation charges, and the re-listing of Adept’s common stock on NASDAQ. Also increased were expenditures for independent audit and controls review activities as we prepare to meet increased requirements in the future resulting from the Sarbanes-Oxley Act. We have not yet undertaken most of effort related to Sarbanes-Oxley Section 404 compliance regarding internal controls, and expect to incur substantial costs in connection with that project prior to our completion deadline of June 30, 2008.

Operating Income. Operating income was $566,000 for the fiscal year ended June 30, 2006, compared with operating income of $874,000 for the fiscal year ended June 30, 2005, reflecting the impact of $1.2 million of stock compensation expense in fiscal 2006. Effective July 1, 2005, Adept adopted the provisions of FAS 123R, which requires the recognition of the fair value of stock-based employee compensation as an expense in the calculation of net income, and this had a significant impact on operating income.

Stock Compensation Expense. Adept adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments. The fair value of stock-based employee compensation received only financial statement footnote disclosure in fiscal 2005 (see Note 2 to the Notes to the Consolidated Financial Statements).

We elected to use the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by Adept, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to our adoption of SFAS 123R.

Under the provisions of SFAS 123R we recorded $936,000 of stock-based compensation expense on our statement of operations for the year ended June 30, 2006 for our stock option plans and ESPP. In addition we recorded $268,000 of stock-based compensation expense on our statement of operations for 2006 for restricted stock grants. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carry forwards.

As of June 30, 2006, in addition to the expense for restricted stock grants discussed above, there was $1.1 million of total unrecognized compensation cost related to non-vested stock options and rights to purchase shares under the ESPP granted and outstanding. These costs are expected to be recognized ratably through fiscal year 2010, with a weighted average remaining period of 1.5 years.

Restructuring Charges. There were no restructuring charges in fiscal 2006. We reversed $22,000 in restructuring charges in fiscal 2006 and $33,000 in fiscal 2005, which resulted primarily from the sublease of unused sales offices.

Intangible Assets Amortization. Intangible assets amortization was $195,000 in 2006 which was unchanged from the prior year.

Interest Expense, Net. Interest expense, net of interest income, was $37,000 in 2006 compared to $163,000 in 2005. Interest expense, net declined primarily because of the conversion of a $3.0 million convertible note into Adept common stock, which accrued interest at 6%, at the end of February 2006.

Other Income. Other income of $314,000 was recorded in fiscal 2005 as we disposed of equity positions in third parties, the substantial majority of which had been previously written off.

Foreign Currency Exchange Gain. Foreign currency exchange gain was $86,000 for 2006 compared to a gain of $270,000 for 2005. The foreign currency exchange gains recorded resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar. The euro strengthened against the US dollar during fiscal 2006, which generated a gain on our net euro positions in Europe. The dollar also weakened compared with the euro during fiscal 2005, resulting in the gains we recorded in that period. In the past we included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we have classified foreign currency gains or losses as a separate line item in the income statement, and prior period financial results have been reclassified for consistent presentation.

Provision for Income Taxes. The provision for income taxes for fiscal 2006 was $77,000 as compared with no provision in 2005, as we utilized our operating loss carry-forward credits to offset both domestic and foreign taxes in that year. The current year provision was based upon our operating levels and recent filings of our federal, state, and certain international tax returns. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. We have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, and an analysis of our existing reserves for taxes led us to make the provision for fiscal 2006.

Backlog. Our product backlog related to continuing operations at June 30, 2006 was approximately $3.0 million, as compared to approximately $6.4 million at June 30, 2005. This decrease in our backlog reflects our strategic shift in fiscal 2006 to selling standard versions of our products, rather than custom designs, as well as focusing on the market for remanufactured products. This shift in our sales strategy has resulted in a change in our manufacturing model as well, and accordingly we have completed the outsourcing of our product manufacturing and have a adopted a “fast order and delivery” process that has greatly reduced the time between the receipt and the fulfillment of orders for our customers. This has resulted in a reduction in backlog, as we now sell our products through fulfilled orders versus the longer term cycles of our previous manufacturing delivery. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal period are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2006 to ship during fiscal 2007. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

Comparison of Fiscal 2005 to 2004

Discontinued Operations. During the third quarter of fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration. The loss from discontinued operations for fiscal 2004 of $7.2 million included a non-cash loss on asset disposal of $6.0 million, which consisted primarily of $4.6 million for the impairment of goodwill and other intangibles and $1.8 million in write-offs of inventory and fixed assets, partially offset by $0.4 million in other liabilities eliminated upon the disposal of the Solutions business segment. Adept will have no significant continued involvement in the Solutions business, the cash flows related to the Solutions business are eliminated from the ongoing operations, and the sale was fully completed in the third quarter of fiscal 2004, with Adept retaining no interest in the Solutions business. Accordingly, the Solutions business segment was accounted for as a discontinued operation and the results of operations of the Solutions business segment have been removed from Adept’s continuing operations for all periods presented and presented as a separate line item in the consolidated statements of operations as discontinued operations.

Revenues. Revenues from continuing operations increased $1.4 million or 2.8% to $50.5 million for 2005 as compared to $49.1 million for 2004. The increase in revenue was attributable to increases in both our Robotics and Services and Support segments. Segment results for fiscal 2005 and 2004 have been reclassified to be comparable with the fiscal 2006 presentation. Robotics segment revenues increased 2.2% to $32.9 million for the fiscal year ended June 30, 2005 from $32.2 million for the fiscal year ended June 30, 2004. The increase resulted from increased sales of Cobra robots and our newly released AdeptViper™ 6-axis robot, partially offset by reduced sales of components for semiconductor manufacturing systems. Additionally, we saw continued growth in software revenues from our HexaVision software product, and recorded a significant software license sale of $1.1 million in the first quarter of fiscal 2005.

Services and Support segment revenues increased 4.1% to $17.6 million for the fiscal year ended June 30, 2005 from $16.9 million for the fiscal year ended June 30, 2004. The increase is primarily attributable to services involved in the redeployment and refurbishing of existing customer equipment, with strong demand from the disk drive industry and increasing redeployment of production lines by our customers to plants in Asia.

Our domestic sales from continuing operations were $16.5 million in fiscal 2005 compared to $26.4 million in fiscal 2004, a decrease of 37%. Our international sales from continuing operations were $33.9 million in fiscal 2005 compared to $22.7 million in fiscal 2004, an increase of 50%. The increase in revenues from international sales is primarily attributable to strong sales associated with the automotive component and consumer electronics applications in Europe, aided by the favorable exchange rate between the euro and the U.S. dollar for much of the year. In addition, sales in Asia increased by $1.8 million or 55% to $4.9 million in fiscal 2005 as compared with fiscal 2004.

Gross Margin. Gross margin as a percentage of revenues was 45.9% in fiscal 2005 compared to 39.9% in fiscal 2004. The gross margin improvement resulted principally from improved robot component designs, increased outsourcing of robot subassemblies, and reduced manufacturing overhead costs. We also enjoyed the positive impact of the exercise of a vision software license option in the first quarter 2005, which had minimal associated cost of revenues. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. Gross margins also benefited in fiscal 2005 from sales of products aggregating $830,000 for which there was no associated cost of revenues because the inventory had been previously considered excess or obsolete and written-off.

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

Interest Expense, Net. Interest expense, net of interest income, was $163,000 in 2005 compared to $362,000 in 2004. Interest expense for both years included interest expense accrued on our $3.0 million convertible note due June 30, 2006, which bore a 6% fixed interest rate. In addition, interest expense for 2004 includes charges incurred on advances received under an accounts receivable purchase facility and a promissory note, both of which have since been repaid.

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

Provision (benefit) for Income Taxes. The provision for income taxes for fiscal 2005 was zero as we utilized our operating loss carryforward credits to offset both domestic and foreign taxes. There was a benefit from income taxes of $1.6 million for fiscal 2004, which reflects the reversal of previously accrued taxes resulting from management’s reassessment of the appropriate level of tax liabilities for Adept based upon our operating levels and recent filings of our federal, state, and certain international tax returns.

Long-Lived Assets

Our long-lived assets consist primarily of fixed assets of $2.6 million (net of depreciation), goodwill of $3.2 million, and $34,000 of other intangible assets (net of amortization). Financial information regarding the geographic breakdown of our long-lived tangible assets is included in Note 13 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

As of June 30, 2006, we had an aggregate cash and short-term investment balance of $14.1 million, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at year-end. We depend on funds generated from accounts receivable plus our cash obtained from our 2006 financing and the funds available through our credit facility to meet our operating requirements. We believe our sources of funds will be sufficient to finance our operations for at least fiscal 2007.

Cash and cash equivalents and short-term investments increased $8.7 million from June 30, 2005. Net cash provided by operating activities of $372,000 was attributable to net income of $0.5 million augmented by $2.4 million of non-cash charges including depreciation, amortization, and stock compensation, partially offset by a $0.4 million increase in accounts receivable; a $1.4 million increase in net inventory; and a $505,000 decrease in accrued and other liabilities, largely related to interest paid with the conversion of a convertible note. The inventory increase was in part the result of a program to improve customer order lead times by maintaining standard robot components in stock, as well as increased parts inventory to support expansion of the remanufacturing and service business.

Cash used in investing activities of $5.9 million reflects capital expenditures primarily for computer hardware and software, including capitalized software development costs, tooling, marketing show booths, sales demo equipment, engineering project construction in progress.

Cash provided by financing activities of $10.2 million was related primarily to the issuance of $10.0 million of common stock in a private placement completed on June 22, 2006, plus proceeds from our employee stock purchase plan and the exercise of stock options.

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners, pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of its common stock for aggregate consideration of $10.0 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the Financing).

The Purchase Agreement includes certain representations and warranties, covenants and agreements of Adept in connection with its private placement of stock, including retaining its existence, NASDAQ listing and reporting status. In connection with the Financing, the Company granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of Adept’s outstanding stock, certain inspection rights of Company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and agreed to pay for certain expenses of Crosslink up to $35,000 incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, Adept has registered the shares it sold for resale to the public, and these shares could be sold with little restriction. Adept must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where Adept determines in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in the best interest of Adept.

Effective August 15, 2006, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts (as discussed below) outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of overadvance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The Amendment authorizes SVB to issue letters of credit for Adept’s account subject to certain limits. The aggregate amount of all letters of credit outstanding will not exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

Adept may also enter into foreign exchange forward contracts with SVB (“FX Forward Contracts”), provided that Adept has loans available in an amount of at least 10% of the amount of the FX Forward Contract, and the total FX Forward Contracts outstanding at any one time may not exceed 10 times the amount of the lesser of $3.5 million minus the amount of all outstanding letters of credit or the lesser of the Credit Limit or the Borrowing Base minus the amount of all outstanding letters of credit and all outstanding loans.

The Amendment modifies the minimum tangible net worth financial covenant applicable to Adept, such that Adept must maintain tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter.

Pursuant to the Amendment, the SVB loans will mature on August 14, 2007.

The Amendment is to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, as amended June 15, 2005, and June 12, 2006, which amended and restated a predecessor Accounts Receivable Purchase Agreement (the “Purchase Agreement”). In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept.

As amended, the Loan and Security Agreement provides that interest rates vary depending on Adept’s Adjusted Quick Ratio. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB plus 80% of Adept’s eligible accounts to Adept’s current liabilities, less the current portion of Adept’s deferred revenues. If the Adjusted Quick Ratio as of the end of a month is 1.5 to 1.0 or greater, then the interest rate will be equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 0.5%. If the Adjusted Quick Ratio as of the end of a month is less than 1.5 to 1.0, then the interest rate will be the Prime Rate plus 1.5%. Adept must make quarterly payments for any unused available loan amounts at a rate of 0.20% per annum.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth, as discussed above. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, maintaining accurate records and GAAP reporting, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept did not borrow funds under the SVB facility in fiscal 2006 and currently has no plans to do so in fiscal 2007.

In connection with the lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. The note holder elected, at the end of February 2006, to convert all of the outstanding principal balance of $3.0 million into 600,000 shares of Adept common stock at an exercise price of $5.00 per share and the resulting shares were subsequently sold by the note holder to other investors. Upon conversion, Adept paid the note holder the accrued interest of $463,000 in cash.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation 48, “Accounting for Income Tax Uncertainties” (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The recently issued pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

FIN 48 will become effective for Adept beginning in fiscal 2008. Any differences between the amount recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment, and recorded to the beginning balance of retained earnings. Adept is currently evaluating the potential impact of the implementation of FIN 48 on its financial position and operational results.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2006 follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	8,755	1,956	3,345	2,788	666
Capital lease obligations	428	139	278	11	—
Purchase obligations	10,319	10,319	—	—	—

Total	$19,502	$12,414	$3,623	$2,799	$666

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and line of credit facility. We maintain an investment policy, which seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash flow amounts and related weighted-average interest rates for our investment portfolio:

(in thousands)	June 30, 2006	Fair Value
Cash and cash equivalents	$10,062	$10,062
Average rate	3.5%

Auction rate securities	$3,003	$3,003
Average rate	5.2%

Fixed income securities	$992	$992
Average rate	2.3%

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

We also have a line of credit with Silicon Valley Bank. We did not borrow under this facility in fiscal 2006 and have no current intention to do so in fiscal 2007; however, if we were to drawdown under this facility or issue letters of credit thereunder, Adept would be subject to interest rate risk as described in the Section entitled “Liquidity and Capital Resources”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2006, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO) who joined Adept in June 2006, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures designed under the supervision of Adept’s CEO and former chief financial officers pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures were not effective, because of the material weaknesses in our internal controls over financial reporting discussed below.

Restatements of Fiscal 2006 Interim Periods

In connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept and its auditors identified errors in a number of accounts, primarily involving intercompany eliminations associated with its consolidation of international subsidiaries. Management initiated a comprehensive review of the company’s financial books and records, including those of all subsidiary companies, relating to the interim financial statements for each of the quarterly periods of fiscal 2006 and, where applicable, prior periods, to determine the nature and amount of the errors and the applicable periods to which they relate.

As part of this review, conducted under the direction of senior management with involvement of the Audit Committee of the Board of Directors, Adept thoroughly examined its financial reporting consolidation and elimination process. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. In October 2006, Adept concluded that the impact of errors in its financial statements constituted material inaccuracies in the interim financial statements for the quarters ended September 30, 2005, December 31, 2005 and March 31, 2006 which would require restatement, as further described in this Annual Report on Form 10-K in Note 4 to the Notes to consolidated financial statements “Restatements of 2006 Quarterly Results”.

Specifically, adjustments were made to address the following items, either relating to the fiscal 2006 results or the interim results for one or more quarterly periods during fiscal 2006:

•	Improper elimination of profit on inventory transferred from the U.S. to international subsidiaries, resulting in overstatement of reported inventories and gross margins.

•	Improper identification and elimination of intercompany transactions and receivable/payable account balances.

•	Improper recording of foreign exchange transaction gains and losses.

•	Mistreatment or inconsistent remeasuring of balances denominated in foreign currencies or U.S. dollar cash balance in foreign subsidiaries.

•	Misrecording of the liquidation of a foreign subsidiary.

•	Unintentional elimination of reserves for excess and obsolete foreign inventories.

•	Overstatement of intransit inventories and unintentional omission of the counting of certain inventory items during cycle counting.

•	Consolidating entries for foreign subsidiaries created certain erroneous assets and liabilities on the consolidated trial balance.

•	Failure to reconcile certain accrued liability accounts, AP received not invoiced accounts, or to reconcile foreign accounts receivable general ledger balances to the accounts receivable aging.

•	Failure to properly record certain taxes.

•	Omission of intended closing/consolidating adjustments from the consolidated financial statements as certain accounts were not properly reconciled and/or reviewed in a timely manner, resulting in improper balances and incorrect period expenses.

•	Discrete clerical errors.

As further discussed in Note 4 to the Notes to the Consolidated Financial Statements, the restatements resulted in the reduction of previously reported net income for the quarter ended September 30, 2005 by approximately ($516,000) creating a net loss of approximately ($356,000) for that quarter compared to previously reported net income; an increase in the previously reported net loss for the quarter ended December 31, 2005 by approximately ($252,000) to approximately ($262,000) for that quarter; and a reduction of the previously reported net income for the quarter ended March 31, 2006 of approximately ($1.1 million) to approximately $172,000.

In addition to the conclusions of Adept’s CEO and CFO regarding Adept’s disclosure controls and procedures, Adept’s independent auditors, in performing their audit of the company’s fiscal 2006 financial results identified certain control deficiencies that constitute material weaknesses. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses in the company’s controls resulting in the errors identified above have been identified by Adept’s management or its external auditors, in the course of their first audit of Adept:

1.	Adept did not maintain effective controls over the accounting processes for its foreign subsidiaries as existing accounting information systems and related consolidation and review processes were inadequate to ensure adequate reporting of financial results.

2.	Adept did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the company’s operations and financial reporting requirements. Specifically, certain finance positions were staffed with individuals with insufficient strength in U.S. generally accepted accounting principles or there were incompatible duties being performed by staff, in particular as to accounts and transactions relating to Adept’s foreign subsidiaries.

3.	Adept failed to maintain effective controls over the completeness and accuracy of period-end financial reporting and close processes related to financial statement consolidations, intercompany eliminations and reconciliations of sub-ledger to general ledger balances.

4.	Management did not have effective review and monitoring over the period-end financial reporting and close processes related to consolidations, intercompany eliminations and reconciliations of sub-ledger to general ledger balances, and the documentation supporting activities was inadequate.

5.	Adept lacked standard procedures for the authorization and review of consolidation and post-closing journal entries.

6.	Adept did not have an adequate process for the preparation (and review) of its consolidated financial statements to ensure all accounts were properly reconciled closing/consolidating entries were recorded in a timely manner, and balance sheet reclassifications of capital lease obligations were properly made.

7.	Adept failed to properly track and document the results of its inventory cycle counting process.

Remediation Measures

In prior periods, Adept has taken certain steps to improve its internal controls in response to identified material weaknesses, as previously disclosed in Adept’s Annual Report on Form 10-K for the year ended June 30, 2005 and Adept’s Quarterly Reports on Form 10-Q for its first three quarters of fiscal 2006. Specifically, during fiscal 2006, we developed an Enterprise Resource Planning system-driven Excess & Obsolete report and required that several levels of finance and operational management review and approve the report to prevent human errors; obtained more reliable stock compensation expense reports from a third party service provider, directed the finance organization to implement the treasury stock method for all equity instruments required to be included in our calculation of diluted earnings per share; more closely tracked liabilities requiring accrual treatment; developed commission reports; increased management oversight of the calculation of key reserves in an effort to accelerate the account reconciliation process for more timely results; and added a corporate accounting manager position. During the fourth quarter of 2006, the implementation of these changes continued.

Notwithstanding Adept’s prior remediation measures taken to address previously identified material weaknesses, in the course of its evaluation of internal controls during the year-end consolidation process and the review of prior period financial statements in connection with the restatements described above, Adept determined that such efforts are insufficient to address all material weaknesses and that the company must strengthen its internal control over financial reporting through various measures, which generally include, without limitation, (i) making personnel and organizational changes to improve communications and reporting, (ii) executing the company’s plan for improved IT systems to standardize numerous processes; (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures.

Since the end of fiscal 2006, Adept has identified and is beginning to implement certain changes and procedures in an effort to improve the effectiveness of its internal control over financial reporting, in part to remedy control deficiencies reported for prior periods and the restatement items discussed above, and is continuing to evaluate additional improvements which may be necessary. In general, these measures include enhancing documentation of policies and procedures, segregation of duties, and controls surrounding the processing of critical spreadsheet applications and information technology general controls. More specifically, measures to strengthen internal control over financial reporting which the company has identified for implementation include:

•	Reorganizing the accounting function and active recruitment and hiring of additional personnel for the finance organization, in particular, individuals with expertise in international consolidations, U.S. GAAP accounting, and internal control over financial reporting matters;

•	Establishing a process for effective review and monitoring of inputs into the consolidation;

•	A review of the software tools utilized within the accounting, consolidation and reporting processes with the goal of standardizing tools and processes for each of the company’s subsidiaries;

•	Establishing a review process which includes mandatory sign-off, by both financial and non-financial personnel, of the financial statements for each subsidiary prior to consolidation;

•	Enhancing review and sign off procedures for month end journal entries and analyses used in the preparation of financial statements; and

•	Establishing an independent review of adjusting closing consolidation and intercompany elimination entries, exceeding specified amounts, by the CFO and Corporate Controller.

The Company will continue to review its internal controls and may identify other measures for implementation in connection with the weaknesses identified above or otherwise. The process of designing and implementing effective controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of identified control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

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

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance” contained in our Proxy Statement related to the 2006 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement. The information required by this item concerning our Code of Ethics/Business Conduct is incorporated by reference from the section captioned “Corporate Governance” contained in the Proxy Statement.

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

The information required by this item is incorporated by reference from the sections captioned “Fees billed to Adept by Armanino McKenna LLP during Fiscal Year 2006”and “Fees billed to Adept by Ernst & Young LLP during Fiscal Year 2005” contained in the Proxy Statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ STEVEN L. MOORE
Steven L. Moore
Vice President, Finance and Chief Financial Officer

By:	/s/ ROBERT H. BUCHER
Robert H. Bucher
President and Chief Executive Officer

Date: October 13, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Bucher and Steven L. Moore and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT H. BUCHER (Robert H. Bucher)	Chief Executive Officer (Principal Executive Officer)	October 13, 2006

/s/ STEVEN L. MOORE (Steven L. Moore)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	October 13, 2006

/s/ MICHAEL P. KELLY (Michael P. Kelly)	Chairman of the Board	October 13, 2006

/s/ CHARLES H. FINNIE (Charles H. Finnie)	Director	October 13, 2006

/s/ A. RICHARD JUELIS (A. Richard Juelis)	Director	October 13, 2006

/s/ HERBERT J. MARTIN (Herbert J. Martin)	Director	October 13, 2006

/s/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	October 13, 2006

/s/ CARY R. MOCK (Cary R. Mock)	Director	October 13, 2006

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Livermore, CA

We have audited the accompanying consolidated balance sheet of Adept Technology, Inc. as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2006 listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adept Technology, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2006, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

San Ramon, California

October 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Adept Technology, Inc.

We have audited the accompanying consolidated balance sheet of Adept Technology, Inc. as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. at June 30, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

August 19, 2005

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,062	$5,334
Short-term investments	3,995	—
Accounts receivable, less allowance for doubtful accounts of $467 in 2006 and $754 in 2005	11,591	11,184
Inventories, net	11600	10,201
Other current assets	439	642

Total current assets	37,687	27,361

Property and equipment at cost	12,076	10,112
Less accumulated depreciation and amortization	9,480	8,869

Property and equipment, net	2,596	1,243
Goodwill	3,176	3,176
Other intangible assets, net	34	228
Other assets	199	201

Total assets	$43,692	$32,209

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$—	$3,000
Accounts payable	6,952	6,916
Accrued payroll and related expenses	1,719	1,501
Accrued warranty	1,638	2,040
Deferred revenue	3	60
Accrued restructuring charges	—	22
Other accrued liabilities	258	727

Total current liabilities	10,570	14,266

Long term liabilities:
Other long-term liabilities	433	242

Total liabilities	11,003	14,508

Commitments and contingencies

Redeemable convertible preferred stock, no par value:
5,000 shares authorized, none issued and outstanding	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 7,583 and 6,137 shares issued and outstanding in 2006 and 2005, respectively	158,633	144,183
Accumulated deficit	(125,944)	(126,482)

Total stockholders’ equity	32,689	17,701

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$43,692	$32,209

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005	2004
	(in thousands, except per share data)
Revenues	$57,637	$50,480	$49,084
Cost of revenues	30,349	27,319	29,488

Gross margin	27,288	23,161	19,596
Operating expenses:
Research, development and engineering	7,143	6,868	7,082
Selling, general and administrative	19,406	15,257	14,279
Restructuring charges (reversals)	(22)	(33)	(697)
Amortization of other intangible assets	195	195	538

Total operating expenses	26,722	22,287	21,202

Operating income (loss)	566	874	(1,606)
Other income	—	314	—
Currency exchange gain	86	270	304
Interest income	83	29	26
Interest expense	(120)	(192)	(388)

Income (loss) from continuing operations before income taxes	615	1,295	(1,664)
Provision for (benefit from) income taxes	77	—	(1,555)

Income (loss) from continuing operations	538	1,295	(109)
Loss from discontinued operations	—	—	(7,216)

Net income (loss)	$538	$1,295	$(7,325)

Basic income (loss) per share from:
Continuing operations	$0.08	$0.21	$(0.02)
Discontinued operations	0.00	0.00	(1.33)

Basic income (loss) per share	$0.08	$0.21	$(1.35)

Diluted income (loss) per share from:
Continuing operations	$0.08	$0.19	$(0.02)
Discontinued operations	0.00	0.00	(1.33)

Diluted income (loss) per share	$0.08	$0.19	$(1.35)

Basic number of shares used in computing per share amounts from:
Continuing operations	6,412	6,063	5,427

Discontinued operations	6,412	6,063	5,427

Diluted number of shares used in computing per share amounts from:
Continuing operations	6,784	7,873	5,427

Discontinued operations	6,784	7,873	5,427

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		(Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(in thousands)
Balance at June 30, 2003	3,078	$108,869	$(120,452)	$(11,583)

Common stock issued upon conversion of preferred stock	615	25,000	—	25,000
Common stock issued under employee stock incentive program and employee stock purchase plan	68	151	—	151

Common stock issued in private placement	2,222	9,347	—	9,347
Stock compensation expense related to modifications of stock options	—	83	—	83
Common stock cancelled	(1)	(45)	—	(45)
Net loss and comprehensive loss	—	—	(7,325)	(7,325)

Balance at June 30, 2004	5,982	$143,405	$(127,777)	$15,628

Common stock issued upon exercise of stock options	110	558	—	558
Common stock issued under employee stock incentive program and employee stock purchase plan	45	220	—	220
Net income and comprehensive income	—	—	1,295	1,295

Balance at June 30, 2005	6,137	$144,183	$(126,482)	$17,701

Common stock issued under employee stock incentive program and employee stock purchase plan	97	442	—	442
Common stock issued upon conversion of convertible note	600	3,000	—	3,000
Common stock issued in private placement	731	9,906	—	9,906
Restricted stock awards, net	11	166	—	166
Common stock issued upon exercise of warrant	7	—	—	—

Stock Compensation Expense	—	936	—	936
Net income and comprehensive income	—	—	538	538

Balance at June 30, 2006	7,583	$158,633	$(125,944)	$32,689

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	(in thousands)
	2006	2005	2004
Operating activities
Net income (loss) from continuing operations	$538	$1,295	$(109)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	998	945	1,780
Stock compensation	1,204	—	—
Amortization of other intangible assets	195	195	646
Non-cash interest expense	—	180	180
Reversal of lease obligations in excess of settlement	(22)	(33)	(1,146)
Reversal of previously accrued taxes	—	(57)	(1,285)
Loss on disposal of property and equipment	—	—	72
Net changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(407)	2,201	(2,777)
Inventories	(1,399)	(3,968)	(688)
Capitalized software	(455)	—	—
Other assets	203	481	1,145
Accounts payable	36	1,227	(569)
Other accrued liabilities and deferred revenue	(710)	(1,630)	431
Accrued restructuring charges	—	—	(2,083)
Other long term liabilities	191	(497)	(1,780)

Net cash provided by (used in) operating activities from continuing operations	372	339	(6,183)
Net cash used in discontinued operations	—	—	(1,226)

Net cash provided by (used in) operating activities	372	339	(7,409)

Investing activities
Purchase of property and equipment	(1,896)	(740)	(320)
Purchases of short-term available-for-sale investments	(3,995)	(1,193)	(8,550)
Sales of short-term available-for-sale investments	—	1,193	8,550

Net cash used in investing activities	(5,891)	(740)	(320)

Financing activities
Proceeds from issuance of common stock, net	9,805	558	9,301
Proceeds from employee stock incentive program and employee stock purchase plan, net of repurchases and cancellations	442	220	151

Net cash provided by financing activities	10,247	778	9,452

Increase in cash and cash equivalents	4,728	377	1,723
Cash and cash equivalents, beginning of period	5,334	4,957	3,234

Cash and cash equivalents, end of period	$10,062	$5,334	$4,957

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and redeemable convertible preferred stock into common stock	$3,000	$—	$25,000
Cash paid during the period for:
Interest	$463	$11	$45
Income taxes paid (refunded)	$60	$80	$37

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006, 2005, and 2004

1.	Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. (“Adept” or the “Company”) was incorporated under the laws of the state of California on June 14, 1983 and reincorporated in Delaware in November 2005. The Company designs, manufactures and sells intelligent production automation products, components and services to customers throughout the world in many industries, including the electronics/communications, industrial appliances, automotive electronics, food, consumer goods, medical devices and pharmaceuticals and life sciences industries.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2006 and 2005 and for each of the three years in the period ended June 30, 2006 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Additionally, during the third quarter of fiscal 2004, Adept disposed of its Solutions business segment as part of Adept’s strategy to focus on intelligent flexible automation products and services for assembly and material handling (“AMH”) applications.

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

Foreign Currency Translation

The Company applies Statement of Financial Accounting Standards No. 52 (“SFAS 52”), “Foreign Currency Translation,” with respect to its international operations, which are primarily sales and service entities. The accounts denominated in non-U.S. currencies have been re-measured using the U.S. dollar as the functional currency. All monetary assets and liabilities are remeasured at the current exchange rate at the end of the period, nonmonetary assets and liabilities are remeasured at historical exchange rates, and revenues and expenses are remeasured at average exchange rates in effect during the period. Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $51,000, $63,000 and ($1,000) in 2006, 2005 and 2004, respectively. Foreign currency transaction gains (losses) were $35,000, $208,000 and $305,000 in 2006, 2005 and 2004, respectively.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments in marketable securities consist principally of debt instruments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at time of purchase.

At June 30, 2006, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of securities is based upon specific identification method.

	June 30,
	2006	2005
	(in thousands)
Cash and cash equivalents:
Cash	$3,422	$5,334
Money market funds	6,640	—

Total cash and cash equivalents	$10,062	$5,334

Short-term investments:
Auction rate securities	$3,003	$—
Fixed income securities	992	—

Total short-term investments	$3,995	$—

Realized gains or losses, interest, and dividends are included in interest income. Realized and unrealized gains or losses from available-for-sale securities were not material in 2006, 2005 or 2004.

Fair Values of Financial Instruments

Fair values of cash equivalents approximate cost due to the short period of time to maturity. The estimated fair value of Adept’s convertible subordinated note (converted in fiscal 2006) approximates its carrying value, based primarily on an evaluation of borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Comprehensive Income (Loss)

For the three-year period ended June 30, 2006, there were no significant differences between Adept’s comprehensive income (loss) and its net income (loss).

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined using FIFO (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

	June 30,
	2006	2005
	(in thousands)
Raw materials	$5,587	$3,835
Work-in-process	1,706	2,176
Finished goods	4,307	4,190

	$11,600	$10,201

During the years ended June 30, 2006 and 2005, the Company recognized revenues of approximately $1.7 million and $830,000, respectively from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2006 and fiscal 2005. There were no similar transactions of a material amount during the year ended June 30, 2004. Total reserves for excess or obsolete inventory totaled approximated $1.9 million and $2.5 million at June 30, 2006 and at June 30, 2005, respectively.

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

Changes in the Company’s warranty liability are as follows:

	June 30,
	2006	2005
	(in thousands)
Balance at beginning of period	$2,040	$2,111
Warranties issued	1,309	1,181
Change in estimated warranty provision, including expirations	(155)	(155)
Warranty claims	(1,556)	(1,097)

Balance at end of period	$1,638	$2,040

Accounts Receivable and Allowance for Doubtful Accounts

Adept manufactures and sells its products to system integrators, end users and original equipment manufacturers, or OEMs, in diversified industries. Adept performs ongoing credit evaluations of its customers and generally does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit under certain circumstances.

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

Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the credit worthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $107,000, $234,000, and $430,000 in 2006, 2005, and 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2006	2005
	(in thousands)
Cost:
Machinery and equipment	$3,653	$2,844
Computer equipment	5,903	5,234
Office furniture and equipment	2,065	2,034
Software development costs	455	—

	12,076	10,112
Less accumulated depreciation and amortization	9,480	8,869

Net property and equipment	$2,596	$1,243

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Capitalization of Software Development Cost

The company capitalizes certain software development costs in accordance with SFAS86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model. Impairment charges are recorded when determined.

Revenue Recognition

The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Additionally, a portion of revenues arise from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. The Company recognizes non-software product revenue in accordance with

Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. Adept uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss pass to the customers at that time. Customers have no right of return other than for product defects covered by warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on standard non-software products. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, Adept recognizes the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If Adept concludes that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Adept’s experience is that the Company has been able to reliably determine whether collection is reasonably assured.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with GAAP as reflected in the SAB 100 pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (material and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

Shipping and Handling

Adept manages incoming and outgoing product shipments through a third party warehouse manager. Outgoing product is primarily shipped by customer-selected carriers and freight costs are billed directly to the customer. Incoming material is usually shipped via Adept-selected carriers with freight cost incurred by Adept and recorded as cost of goods sold, and title transfers at time of shipment.

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

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company has in the past offset research, development and engineering expenses against third party funding as the Company retains the rights to any technology that is developed. The Company did not receive any third party funding in fiscal 2006, 2005 or 2004. The Company is not presently a party to any such research and development arrangements.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $188,000 in 2006, $269,000 in 2005, and $103,000 in 2004. The Company does not incur any direct response advertising costs.

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

Net Income (Loss) Per Share

Statement 128, “Earnings Per Share” (“EPS”), requires the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Unless their effect is antidilutive, dilutive common equivalent shares consist of stock options calculated using the treasury stock method and shares issued from the conversion of outstanding warrants and the convertible note. Earnings are increased by the interest on the convertible note for the diluted EPS calculation.

If the Company had reported net income for the year ended June 30, 2004, the calculation of diluted net income per share would have included additional common equivalent shares of approximately 579,000 relating to outstanding employee stock options not included above.

The basis for the diluted EPS calculation is as follows:

	2006	2005
	(in thousands)
Numerator:
Net income, as reported	$538	$1,295
Plus: Interest recorded on convertible note	—	180

Adjusted net income	$538	$1,475

Denominator:
Basic shares	6,412	6,063
Plus: Dilutive options	123	78
Plus: Dilutive warrants	249	1,732

	6,784	7,873

Diluted income per share	$0.08	$0.19

The computation of diluted net income per share for fiscal 2006 does not include the following securities, on a weighted average basis, because the effect of their inclusion would be anti-dilutive: options to purchase common stock of 599,397; and warrants to purchase common stock of 565,556.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation 48, “Accounting for Income Tax Uncertainties” (FIN48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The recently issued pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

FIN 48 will become effective for Adept beginning in fiscal 2008. Any differences between the amount recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment, and recorded to the beginning balance of retained earnings. Adept is currently evaluating the potential impact of the implementation of FIN 48 on its financial position and operational results.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans, with a very limited use in 2006 of restricted stock grants to non-executive employees. Option awards are granted with an exercise price equal to the market price of our stock on the date of grant; those option awards generally vest evenly over the next four years of continuous service and have ten-year contractual terms. The Company also has an employee stock purchase plan (ESPP) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has one employee stock purchase plan and four equity compensation plans currently in effect under which options, restricted stock or other rights can be granted, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan, as described in Note 10 to the Notes to Consolidated Financial Statements. As of June 30, 2006, there are 284,648 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. Under the 2001 Stock Option Plan, there are 356,579 shares subject to outstanding options with 55,101 available for grant. Under the 2003 Stock Option Plan, there are 312,795 shares subject to outstanding options with 78,525 available for grant. The 2004 Director Option Plan has 42,000 shares subject to outstanding options with 17,709 available for grant. The 2005 Equity Incentive Plan has 400,000 shares (which may be subject to options or restricted shares) authorized with 389,240 available for grant. Under all of these plans, for employee grants, except for certain performance grants to Adept’s CEO, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during 2006 has been accounted for as an equity instrument. Prior to July 1, 2005 we followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to our adoption of SFAS 123R. Determining the fair-value of stock-based awards at the grant date requires judgment in estimating the expected term of stock options, the expected volatility of Adept common stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption in the Black-Scholes calculation is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, the Company reviews annual historical employer exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As of July 1, 2005, we had an unrecorded deferred stock-based compensation balance related to stock options and ESPP of $1.1 million after estimated forfeitures. The unamortized compensation cost (previously being recognized under FAS 123 on a pro-forma basis) for options and ESPP rights granted but not vested as of July 1, 2005 will be recognized ratably over the remaining vesting period of such options and ESPP purchases.

Under the provisions of SFAS 123R, we recorded $1,204,000 of stock-based compensation expense on our consolidated statement of operations for the year ended June 30, 2006 for our stock option plans and ESPP. We did not record an income tax benefit for the stock compensation expense because of the extent of our net operating loss carry forwards. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the year ended June 30, 2006 were $4.92 and $3.34, respectively using the following assumptions.

	Year Ended June 30, 2006
	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.90%	4.20%
Expected life (in years)	2.77	0.49
Expected volatility	0.68	0.82
Dividend yield	0.00%	0.00%

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

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 20% for our options. Under the true-up provisions of SFAS 123R, at each period end we record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than we estimated.

A summary of stock option activity under the option plans as of June 30, 2006 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2005	762	$14.81
Granted	382	10.07
Exercised	(42)	4.49
Forfeited or Expired	(181)	14.74

Outstanding at June 30, 2006	921	$13.33	7.70	$5,056

Vested/Expected to Vest at June 30, 2006	799	$13.94	5.40	$4,468

Exercisable at June 30, 2006	465	$17.77	6.47	$2,598

During the year ended June 30, 2006, we granted options for 381,570 shares of common stock with an estimated total grant date fair market value of $1,957,265. The intrinsic value of options exercised during the year ended June 30, 2006 was $275,835. Cash received from stock option exercises and ESPP purchases was $441,680, for the year ended June 30, 2006. As of June 30, 2006, there was $1,037,487 of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.5 years.

During the year ended June 30, 2006, we awarded 19,000 shares of restricted stock based on performance goals achieved. These shares fully vested prior to year-end, and we recorded expense of $268,000 in our statement of operations. A summary of the status of restricted stock grants at June 30, 2006 is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2005	0
Granted	19	$14.35
Vested	19
Forfeited	0

Nonvested at June 30, 2006	0

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all our employee stock options and stock acquired under Adept’s stock purchase plan under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data). Note that stock-based employee compensation expense for fiscal 2005 was revised in the fourth quarter of fiscal 2005 due to the Company’s revision of assumptions regarding the expected term and volatility of options, and the amounts shown here are consistent with the revision. As disclosed in the 2004 Annual Report on Form 10-K, the expected life for 2004 was 9.52 years. The revised values for this year in the 2005 Form 10-K was 2.65 years. This also reduced the expected volatility since the period was substantially shorter. The result was to restate the calculated pro forma stock-based employee compensation expense for 2004. The revision was based on an analysis of historic patterns of option exercises and forfeitures, which reduced the expected term from approximately 9 years to 3.35 years. This change in expected term impacted the volatility calculation as well.

Pro-Forma Expense for 2005 and 2004	June 30,
	2005	2004
	In thousands, except for per share amounts
Net income (loss), as reported	$1,295	$(7,325)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(810)

Pro forma net income (loss)	$648	$(8,135)

Basic income (loss) per common share:
As reported	$0.21	$(1.35)

Pro forma	$0.11	$(1.49)

Diluted income (loss) per common share:
As reported	$0.19	$(1.35)

Pro forma	$0.11	$(1.49)

The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the year ended June 30, 2005 were $3.66 and $2.82, respectively, and for the year ended June 30, 2004 were $4.53 and $2.08, respectively, using the following assumptions.

	Year Ended June 30, 2005		Year Ended June 30, 2004
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.87%	4.37%	3.77%	3.76%
Expected life (in years)	3.35	0.49	2.65	0.46
Expected volatility	0.89	0.87	1.57	0.99
Dividend yield	0%	0%	0%	0%

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

The results of discontinued operations are summarized as follows:

(in thousands)	June 30, 2004
Revenue from discontinued operations	$3,539
Loss on disposal of assets	$(6,503)
Loss from discontinued operations	$(713)
Net loss from discontinued operations	$(7,216)

4.	Restatement of Fiscal 2006 Interim Periods

In the course of conducting the year end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts, primarily involving intercompany eliminations associated with the consolidation of international subsidiaries and with the translation of foreign currency account balances, as further described in Item 9A Controls and Procedures in Part II of this Annual Report on Form 10-K. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. The consolidations completed to address these errors resulted in adjustments to cost of sales, foreign currency exchange gain/(loss), net income/(loss), earning/(loss) per share, cash, receivables, inventory, accounts payable, accrued liabilities and stockholders equity, certain of which adjustments were material to one or more of the interim financial statements for the quarterly periods of fiscal 2006. As a result of correcting these errors, we have restated our condensed consolidated balance sheets as of September 30, 2005, December 31, 2005 and March 31, 2006; our condensed statements of operations for the three months, six months and nine months ended September 30, 2005, December 31, 2005 and March 31, 2006; and our condensed statements of cash flows for the three months, six months and nine months ended September 30, 2005, December 31, 2005 and March 31, 2006, respectively. As detailed below and as disclosed in the Quarterly Reports on Form 10-Q/A for each of the first three quarters of fiscal 2006 to be filed by the Company, the restatements resulted in the reduction of previously reported net income for the quarter ended September 30, 2005 by approximately ($516,000) creating a net loss of approximately ($356,000) for that quarter compared to previously reported net income; an increase in the previously reported net loss for the quarter ended December 31, 2005 by approximately ($252,000) to approximately ($262,000) for that quarter; and a reduction of the previously reported net income for the quarter ended March 31, 2006 of approximately ($1.1 million) to approximately $172,000.

	March 31, 2006		December 31, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,146	$2,456	$2,923	$2,984	$3,754	$3,529
Accounts receivable, less allowance for doubtful accounts	16,450	14,759	13,989	13,230	14,156	14,498
Inventories, net	9,900	9,524	9,916	9,615	10,130	9,585
Other current assets	473	624	539	539	384	383

Total current assets	28,969	27,363	27,367	26,368	28,424	27,995
Property and equipment, net	2,001	2,001	1,937	1,937	1,563	1,563
Intangible assets	3,259	3,259	3,306	3,306	3,355	3,355
Other assets	209	215	223	223	187	187

Total assets	$34,438	$32,838	$32,833	$31,834	$33,529	$33,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	0	0	3,000	3,000	3,000	3,000
Accounts payable	7,073	6,746	6,933	6,547	6,964	6,965
Accrued payroll	1,893	2,114	1,664	1,738	2,325	2,363
Other accrued liabilities	2,151	2,550	2,529	2,609	2,828	2,876

Total current liabilities	11,117	11,410	14,126	13,894	15,117	15,204
Long term liabilities	216	216	261	262	216	216

Total liabilities	11,333	11,626	14,387	14,156	15,333	15,420
Shareholders’ equity:
Common stock	148,140	148,140	144,777	144,777	144,017	144,518
Accumulated deficit	(125,035)	(126,928)	(126,331)	(127,099)	(125,821)	(126,838)

Total shareholders’ equity	23,105	21,212	18,446	17,678	18,196	17,680

Total liabilities and shareholders’ equity	$34,438	$32,838	$32,833	$31,834	$33,529	$33,100

	March 31, 2006		December 31, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$15,074	$15,074	$12,979	$12,979	$14,641	$14,641
Cost of revenues	7,123	8,241	6,139	6,464	7,167	7,788

Gross margins	7,951	6,833	6,840	6,515	7,474	6,853
Operating expenses	6,620	6,620	6,639	6,639	7,116	7,116

Operating income (loss)	1,331	213	201	(124)	358	(263)
Currency exchange gain (loss)	(10)	(17)	(204)	(131)	(164)	(59)
Interest income (expense), net	(17)	(17)	(18)	(18)	(28)	(28)

Income before income taxes	1,304	179	(21)	(273)	166	(350)

Provision for (benefit from) income taxes	7	7	(11)	(11)	6	6

Net income (loss)	$1,297	$172	$(10)	$(262)	$160	$(356)

Basic income (loss) per share	$0.20	$0.03	$(0.00)	$(0.04)	$0.03	$(0.06)
Diluted net income (loss) per share	$0.18	$0.02	$(0.00)	$(0.04)	$0.02	$(0.06)
Basic number of shares used in computing per share amounts:	6,414	6,414	6,178	6,178	6,173	6,173
Diluted number of shares used in computing per share amounts:	7,492	7,092	6,178	6,178	6,507	6,173

	March 31, 2006		December 31, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Net cash generated (used) in operating activities	$(2,065)	$(1,997)	$(1,618)	$(1,687)	$(1,275)	$(1,500)
Net cash used in investing activities	(1,440)	(1,197)	(949)	(819)	(451)	(451)
Net cash provided by financing activities	317	316	156	156	146	146

Increase (decrease) in cash and cash equivalents	(3,188)	(2,878)	(2,411)	(2,350)	(1,580)	(1,805)
Cash and cash equivalents, beginning of period	5,334	5,334	5,334	5,334	5,334	5,334

Cash and cash equivalents, end of period	$2,146	$2,456	$2,923	$2,984	$3,754	$3,529

5.	Restructuring Charges

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

Fiscal 2005

The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2005:

(in thousands)	Balance June 30, 2004	Additional Charges/ (Reversals) Fiscal 2005	Amounts Utilized Fiscal 2005	Balance June 30, 2005
Employee severance costs	$69	$7	$76	$—
Lease commitments	122	(40)	60	22

Total	$191	$(33)	$136	$22

At June 30, 2005, the restructuring accrual balance of $22,000 is in place to cover residual lease exposures related to discontinued facilities.

Fiscal 2006

The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2006:

(in thousands)	Balance June 30, 2005	Additional Charges/ (Reversals) Fiscal 2006	Amounts Utilized Fiscal 2006	Balance June 30, 2006
Lease commitments	$22	$(22)	$—	$—

Total	$22	$(22)	$—	$—

At June 30, 2006, the restructuring accrual balance had been totally disposed with no known exposures from discontinued operations.

6.	Goodwill and Other Intangible Assets

Under SFAS 142, goodwill (and other intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over those useful lives. Statement 142 requires goodwill and other intangible assets to be evaluated for impairment at least annually and Adept has chosen April 1 as the annual date to conduct this evaluation. Any impairment charges are determined using a fair value approach, incorporating the discounted cash flow method. The results of Adept’s fiscal 2006, 2005, and 2004 annual impairment testing did not indicate impairment of Adept’s goodwill.

During fiscal 2004, Adept adopted a formal plan to dispose of and completed the disposition of its Solutions business segment for no cash consideration (See Note 3). The plan resulted in the impairment of goodwill and other intangible assets allocated to the Solutions business segment and resulted in a charge to discontinued operations of $4.6 million, $4.5 for the impairment of goodwill and $0.1 for the impairment of other intangible assets.

In accordance with SFAS 142, the following is a summary of the gross carrying amount and accumulated amortization, aggregate amortization expense, and estimated amortization expense for the next five succeeding fiscal years related to the intangible assets subject to amortization.

(in thousands)	June 30, 2006			June 30, 2005
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)
Developed technology	$2,389	$(2,355)	$34	$2,389	$(2,161)	$228
Non compete agreements	380	(380)	—	380	(380)	—

Total	$2,769	$(2,735)	$34	$2,769	$(2,541)	$228

The gross carrying amount for developed technology was reduced by $143,000 in fiscal 2004 as part of the decision to discontinue the Company’s Solutions business segment. See Note 3 to the Notes to Consolidated Financial Statements.

The aggregate amortization expense totaled $195,000 for 2006, $195,000 for 2005, and $538,000 for 2004 and the estimated remaining amortization expense is as follows:

(in thousands)	Amount
For fiscal year 2007	$34

$34

There were no changes in the carrying amount of goodwill, all of which pertains to the Robotics segment, during the years ended June 30, 2006 and 2005.

7.	Financing Arrangements

Effective August 15, 2006, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above, shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts (as discussed below) outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The Amendment authorizes SVB to issue letters of credit for Adept’s account subject to certain limits. The aggregate amount of all letters of credit outstanding will not exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

Adept may also enter into foreign exchange forward contracts with SVB (“FX Forward Contracts”), provided that Adept has loans available in an amount of at least 10% of the amount of the FX Forward Contract, and the total FX Forward Contracts outstanding at any one time may not exceed 10 times the amount of the lesser of $3.5 million minus the amount of all outstanding letters of credit or the lesser of the Credit Limit or the Borrowing Base minus the amount of all outstanding letters of credit and all outstanding loans.

The Amendment modifies the minimum tangible net worth financial covenant applicable to Adept, such that Adept must maintain tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter.

Pursuant to the Amendment, the SVB loans will mature on August 14, 2007.

The Amendment is to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, as amended June 15, 2005, and June 12, 2006, which amended and restated a predecessor Accounts Receivable Purchase Agreement (the “Purchase Agreement”). In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept.

The Loan and Security Agreement currently provides that interest rates vary depending on Adept’s Adjusted Quick Ratio. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB plus 80% of Adept’s eligible accounts to Adept’s current liabilities, less the current portion of Adept’s deferred revenues. If the Adjusted Quick Ratio as of the end of a month is 1.5 to 1.0 or greater, then the interest rate will be equal to the prime rate announced from time to time by SVB (“Prime Rate”), plus 0.5%. If the Adjusted Quick Ratio as of the end of a month is less than 1.5 to 1.0, then the interest rate will be the Prime Rate plus 1.5%. Adept must make quarterly payments for any unused available loan amounts at a rate of 0.20% per annum.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth as discussed above. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, maintaining accurate records and GAAP reporting, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral.

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

In connection with the lease restructuring, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. The note holder elected, in February 2006, to convert all of the outstanding principal balance of $3,000,000 into 600,000 shares of Adept common stock at an exercise price of $5.00 per share. Upon conversion, Adept paid the note holder the accrued interest of $463,000 in cash.

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners, pursuant to a common stock purchase agreement dated June 9, 2006 of 731,251 shares of its common stock for aggregate consideration of $10.0 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended.

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

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2006 are as follows:

(in thousands)

Fiscal Year
2007	$1,956
2008	1,581
2009	1,764
2010	1,377
2011	1,411
Thereafter	666

Total minimum lease payments	$8,755

Rent expense, net of sublease income, was $1.8 million in 2006, $1.8 million in 2005 and $1.6 million in 2004.

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

At June 30, 2006 Adept had capital lease obligations totaling $428,000, which is included in other accrued liabilities and other long term liabilities. These were for two leases with bargain purchase options, with terms of between 3 and 5 years, and with interest rates between 5% and 9%.

At June 30, 2006, Adept had $10.3 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

On September 22, 2006, the Company announced the restatement of its financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. The Company will be filing amendments to its quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006 as soon as practicable after the filing of this Annual Report on Form 10-K. To date, there has been no overt claims made or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or other transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of the Company as a result of any potential claims.

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

In November 2003, simultaneous with the completion of Adept’s November 2003 common stock and warrant financing discussed in Note 7, pursuant to an agreement between the parties referred to as the JDS Uniphase Corporation, “JDSU”, Agreement, JDSU agreed to convert its shares of preferred stock of Adept into approximately 620,000 shares of Adept’s common stock, equal to approximately 19.9% of Adept’s outstanding common stock prior to the 2003 financing, and to surrender its remaining shares of preferred stock to Adept. Pursuant to the terms of its $1.0 million promissory note with Adept, JDSU was repaid in full all principal and interest accrued on the promissory note with a portion of the proceeds of the 2003 financing.

10.	Stockholders’ Equity (Deficit)

Preferred Stock

The Board of Directors has the authority to issue, without further action by the stockholders, up to 1.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. No shares of preferred stock are outstanding.

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

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners, pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of its common stock for aggregate consideration of $10.0 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the “Financing”).

The Purchase Agreement includes certain representations and warranties, covenants and agreements of Adept in connection with its private placement of stock, including retaining its existence, NASDAQ listing and reporting status. In connection with the Financing, the Company granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of Adept’s outstanding stock, certain inspection rights of Company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and agreed to pay for certain expenses of Crosslink up to $35,000 incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, Adept has registered the shares it sold for resale to the public, and these shares could be sold with little restriction. Adept must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where Adept determines in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in the best interest of Adept.

The Company has reserved shares of common stock for future issuance at June 30, 2006 as follows:

(in thousands)
Stock options outstanding	921
Stock options available for grant	541
Conversion of warrants issued in 2003 financing	1,111
Employee stock purchase plan shares available for purchase	284

2,857

Stock Option Plans

The Company’s 1993 Stock Plan (the “1993 Plan”) was adopted by the Board of Directors in April 1993 and approved by the stockholders of the Company in June 1993. This Plan expired in April 2003, so no shares remain available for grant thereunder. At June 30, 2006, there were a total of 194,529 outstanding options under the 1993 Plan.

The Company’s 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors and approved by the stockholders of the Company in October 1995. This Director Plan expired in 2005, so no shares remain available for grant thereunder. The option grants under the Director Plan were automatic and nondiscretionary, with an exercise price of the options equal to the fair market value of the Company’s common stock on the date of grant. As of June 30, 2006, there were a total of 15,000 outstanding options under the 1995 Plan.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) and provided that 520,000 shares of common stock be reserved for issuance under the 2001 Plan. As amended, options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees’ salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company’s common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee’s discretion, options granted for reduction of at will employees’ salaries vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant. As of June 30, 2006, there were a total of 356,579 outstanding options under the 2001 Plan.

The Company’s 2003 Stock Plan (the “2003 Plan”) was adopted by the Board of Directors and approved by the stockholders of the Company in January 2004 and an amendment to the 2003 Plan was approved by the stockholders in November 2004. The 2003 Plan provides for grants of up to 400,000 shares upon exercise of incentive stock options to employees (including officers and employee directors) and non statutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options granted under the 2003 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option vesting and becoming exercisable at that time and an additional 1/48th of the shares subject to the option vesting and becoming exercisable each month thereafter. The terms of the options granted under the 2003 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant.

The Company’s 2004 Director Stock Option Plan (the “2004 Plan”) was approved by the stockholders of the Company in November 2004. In March 2005, the Board of Directors approved increases to the initial and annual option grants available to non-employee directors under the 2004 Plan. The size of initial option grants to new directors was increased from 3,000 shares to 10,000 shares, and annual director option grants from 1,000 to 2,000 shares, which was subsequently increased to 3,000 shares by an amendment approved by the Board in January 2006. The 2004 Plan provides for the annual director option grant to be made on the date of the first meeting of the Board following Adept’s annual meeting of stockholders. In August 2006, the Board approved the increase in authorized shares under the 2004 Plan by an additional 72,000 shares, subject to stockholder approval.

On June 16, 2005, the Board of Directors adopted, the Adept Technology, Inc. 2005 Equity Incentive Plan (“2005 Plan”) approved by the stockholders in November 2005. The 2005 Plan authorizes the issuance of up to 400,000 shares of common stock to employees and non-employee directors. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance award units (including incentives that may be paid in cash).

The following table summarizes option activities under the Company’s stock option plans:

	Options
	Available for Grant	No. of Options Outstanding	Aggregate Price	Weighted Average Exercise Price
	(in thousands, except per share data)
Balance at June 30, 2003	424	665	$18,758	$28.20

Additional shares authorized	100	—	—	—
Granted	(371)	371	2,201	5.93
Canceled	194	(194)	(4,662)	24.03
Exercised	—	(48)	(73)	1.53
Expired	(128)	—	—	—

Balance at June 30, 2004	219	794	$16,224	$20.44

Additional shares authorized	360	—	—	—
Granted	(230)	230	1,409	6.13
Canceled	152	(152)	(5,785)	38.05
Exercised	—	(110)	(558)	5.07
Expired	(111)	—	—	—

Balance at June 30, 2005	390	762	$11,290	$14.81

Additional shares authorized	400	—	—	—
Granted	(400)	382	$3,841	$10.07
Canceled	181	(181)	(2,661)	$14.74
Traded for tax withholding	8	—	—
Exercised		(42)	(190)	$4.49
Expired	(38)	—	—	—

Balance at June 30, 2006	541	921	$12,280	$13.33

The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands, except per share data)
$ 1.50 - $ 5.00	94.7	7.01	$2.44	83.4	$2.11
$ 5.50 - $ 5.85	124.3	8.45	$5.61	46.8	$5.65
$ 6.00 - $ 6.00	120.1	7.35	$6.00	77.5	$6.00
$ 6.15 - $ 6.8	88.5	8.15	$6.59	41.7	$6.54
$ 8.00 - $ 8.00	161.75	9.15	$8.00	30.4	$8.00
$ 8.25 - $ 13.94	155.3	9.70	$12.85	8.5	$9.59
$ 13.95 - $ 27.81	92.4	5.26	$17.92	92.4	$17.92
$ 27.82 - $ 120.00	83.3	3.64	$58.47	83.3	$58.47
$ 245.63 - $ 245.63	0.5	4.26	$245.63	0.5	$245.63
$ 248.75 - $ 248.75	0.5	4.17	$248.75	0.5	$248.75

$ 1.50 - $ 248.75	920.9	7.70	$13.33	464.9	$17.77

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

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. The Company did not match any contributions for fiscal years ended June 30, 2006, 2005, or 2004.

12.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

(in thousands)	Year Ended June 30,
	2006	2005	2004
Current:
Federal	$(94)	$72	$(1,274)
State	17	(15)	21
Foreign	154	(57)	(302)

Total current	77	—	(1,555)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for (benefit from) income taxes	$77	$—	$(1,555)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to (loss) income before provision for (benefit from) income taxes is explained below:

(in thousands)	Year Ended June 30,
	2006	2005	2004
Tax at federal statutory rate	$209	$440	$(3,019)
State taxes, net of federal benefit	11	20	(9)
Net operating losses not benefited (benefited)	(351)	262	—
Foreign taxes	—	—	(125)
Tax credits	—	(911)	(932)
Goodwill impairment	—	—	1,528
Federal Alternative Minimum Taxes	13	72	—
Non-deductible meals and entertainment	17	23	9
Change in valuation allowance	154	197	2,140
Non-deductible stock compensation	88	—	—
Reversal of previously accrued income taxes	(107)	(103)	(1,147)
Other	43	—	—

Provision for (benefit from) income taxes	$77	$—	$(1,555)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	June 30,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$27,639	$28,559
Tax credit carry forwards	6,673	7,874
Inventory valuation	662	884
Warranty accruals	658	779
Depreciation /amortization	935	315
Other accruals not currently deductible for tax purposes	1,348	1,457
Capitalized research and development expenses	1,114	1,658
Restructuring charges	—	436
Other	4	202

Total deferred tax assets	39,033	42,164
Valuation allowance	(39,021)	(42,077)

Net deferred tax assets	12	87

Deferred tax liabilities:
Purchased intangibles	(12)	(87)

Net deferred tax liabilities	(12)	(87)

Total net deferred tax assets	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net decrease of approximately $3.1 million and $3.3 million for the periods ended June 30, 2006 and June 30, 2005, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $1,149,000, which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2006, the Company has net operating loss carry forwards for federal income tax purposes of approximately $77.7 million, which will expire in 2007 through 2026 if unused. The Company has net operating loss carry forwards for California income tax purposes of approximately $20.0 million, which will expire in 2013 if unused. The Company had net operating loss carry forwards for other state income tax purposes of approximately $15.5 million. These other state net operating loss carryforwards will expire in the years 2021 through 2026 if unused.

The Company also has tax credit carry forwards of approximately $3.5 million for federal income tax purposes and $4.7 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2007 through 2026 if unused. Utilization of the net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

Pretax income (loss) from foreign operations was approximately ($2,524,000) in 2006, $480,000 in 2005, and ($235,000) in 2004.

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

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly, packaging, material handling and lab automation applications under two operating segments: (1) Robotics and (2) Services and Support.

The Robotics segment provides intelligent motion control systems, production automation software, including vision-guidance and application software, and robot mechanisms to customers.

The Services and Support segment provides support services to customers including: spare parts for and/or remanufacture of robot mechanisms; information regarding the use of the Company’s automation equipment; ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming, geared towards manufacturing engineers who design and implement automation lines.

The Company evaluates performance and allocates resources based on segment revenue and segment operating income (loss). Segment operating income (loss) is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses. Reclassifications have been made to the fiscal years 2004 and 2005 segment disclosures to conform to the 2006 presentation.

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

	Fiscal Years Ended
(in thousands)	June 30, 2006	June 30, 2005	June 30, 2004
Revenue:
Robotics	$35,304	$32,907	$32,204
Services and Support	22,333	17,573	16,880

Total revenue	$57,637	$50,480	$49,084

Operating income (loss):
Robotics	$3,702	$4,491	$2,344
Services and Support	6,770	4,607	3,063

Segment profit (loss)	10,472	9,098	5,407
Unallocated research, development and and engineering and selling, general and administrative expenses	(9,733)	(8,062)	(7,172)
Restructuring (charges) reversals, net	22	33	697
Amortization of other intangible assets	(195)	(195)	(538)
Other income	—	314	—
Interest income (expense), net	(37)	(163)	(362)
Currency exchange gain (loss)	86	270	304

Income (loss) from continuing operations before income taxes	$615	$1,295	$(1,664)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table:

(in thousands)	Year Ended June 30,
	2006	% of total	2005	% of total	2004	% of total
Revenue:
United States	$26,884	46.6%	$16,544	32.8%	$26,436	53.9%
Europe
Germany	7,682	13.3%	11,290	22.4%	5,269	10.7%
France	4,655	8.1%	5,779	11.4%	5,003	10.2%
Switzerland	2,874	5.0%	2,849	5.6%	2,064	4.2%
Other European countries	5,227	9.1%	6,562	13.0%	5,029	10.2%
Asia
Singapore	3,838	6.7%	2,752	5.5%	1,481	3.0%
Malaysia	4,385	7.6%	1,307	2.6%	121	0.2%
Other countries	2,092	3.6%	3,397	6.7%	3,681	7.6%

Total International	30,754	53.4%	33,935	67.2%	22,648	46.1%

Total	$57,637	100.0%	$50,480	100.0%	$49,084	100.0%

Long-lived tangible assets:
United States	$2,503		$1,231		$1,957
All other countries	246		213		159

Total long-lived assets	$2,749		$1,444		$2,116

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2004:
Allowance for doubtful accounts	$1,124	$430	$(285)	$1,269
Year ended June 30, 2005:
Allowance for doubtful accounts	$1,269	$234	$(749)	$754
Year ended June 30, 2006:
Allowance for doubtful accounts	$754	$140	$(427)	$467

(1)	Includes write-offs, net of recoveries.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.1 *	1993 Stock Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50296).

10.2 *	1998 Employee Stock Purchase Plan as amended, and form of agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3 *	1995 Director Option Plan as amended, and form of agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 2007 fiscal year ended June 30, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.)

10.5	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6 *	2003 Stock Option Plan, as amended, (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7 *	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2001 first fiscal quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000).

10.10*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.13	Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.14	Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003).

10.15	Amendment to Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2003).

10.16	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.17	Form of Warrant, dated November 18, 2003 to purchase common stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.18	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.19*	Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.20	Amendment to Loan Documents, dated as of April 22, 2004 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.21	Loan and Security Agreement, dated April 22, 2004, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.22*	Termination letter from Adept Technology, Inc. to Michael Overby dated October 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004).

10.23*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.24*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.25*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.26	Amendment to Loan Documents, dated as of June 15, 2005 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005).

10.27*	Second Half Fiscal Year 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.28*	Option Agreement for Performance-Based Non-Qualified Stock Options to Robert H. Bucher dated as of August 18, 2006 as amended (incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.29*	Adept Technology, Inc. Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005).

10.30*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.31*	Form of Restricted and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.32**	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.33*	Performance Option Grant to Robert H. Bucher dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

10.34*	Steven L. Moore Offer Letter dated June 12, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006).

10.35	Common Stock Purchase Agreement, dated as of June 9, 2006 by and among the Registrant and the purchasers named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

10.36	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

10.37	Amendment to Loan Documents, dated as of August 15, 2006, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.38*†	Summary of Non-employee Director Compensation.

10.39*†	Summary of Executive Officer Compensation.

21.1†	Subsidiaries of the Registrant.

23.1†	Consent of Independent Registered Public Accounting Firm.

23.2†	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1†	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

†	Filed herewith.