Form 10-Q/A
period 2005-10-01
ADEPT TECHNOLOGY INC
filed 2006-10-17
CIK 865415

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

Adept Technology, Inc.

FORM 10-Q/A

EXPLANATORY NOTE

This amendment no. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) of Adept Technology, Inc. (“Adept”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended October 1, 2005, which was originally filed on November 15, 2005, (the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A amends and restates certain previously issued financial information in the following sections as a result of the current restatements described below:

Part I – Item 1. Condensed Consolidated Financial Statements (Unaudited)

Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I – Item 3. Quantitative and Qualitative Disclosures About Market Risk

Part I – Item 4. Controls and Procedures

Part II – Item 6. Exhibits, consisting of certain currently dated certifications

Unaffected items have not been repeated in this Form 10-Q/A.

In September 2006, in the course of conducting the year end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts, primarily involving intercompany eliminations associated with the consolidation of international subsidiaries, resulting in changes to the foreign currency exchange gain (loss), cost of revenue, net income and ending balance sheet balances and other items as discussed in Note 18 to the Notes to the Restated Condensed Consolidated Financial Statements.

As a result of correcting these errors, we have restated our condensed consolidated balance sheet as of October 1, 2005, our condensed consolidated statement of operations for the three months ended October 1, 2005, and our condensed consolidated statement of cash flows for the three months ended October 1, 2005. We have also restated our notes to condensed consolidated financial statements as necessary to reflect the adjustments. Please read Note 18 to the Notes to Restated Condensed Consolidated Financial Statements for a discussion of the adjustments.

The Company has amended Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk” to reflect the restatement of cash and cash equivalents as of October 1, 2005.

The Company has also amended Part I Item 4 “Controls and Procedures” and updated the certifications of the Chief Executive Officer and Chief Financial Officer as of the date of this Form 10-Q/A.

This Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement, and no attempt has been made to update other disclosures presented in our Form 10-Q for the quarter ended October 1, 2005. Accordingly, except for the foregoing information, this Form 10-Q/A continues to speak as of the filing date of the Original 10-Q Filing, and does not reflect events occurring after the date of the Original 10-Q Filing and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the Original 10-Q Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than as relates to the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original 10-Q Filing. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the Original 10-Q Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(in thousands)

	October 1, 2005	June 30, 2005
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$3,529	$5,334
Accounts receivable, less allowance for doubtful accounts of $889 at October 1, 2005 and $754 at June 30, 2005	14,498	11,184
Inventories, net	9,585	10,201
Other current assets	383	642

Total current assets	27,995	27,361

Property and equipment at cost	10,563	10,112
Less accumulated depreciation and amortization	(9,000)	(8,869)

Property and equipment, net	1,563	1,243
Goodwill	3,176	3,176
Other intangible assets, net	179	228
Other assets	187	201

Total assets	$33,100	$32,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$3,000
Accounts payable	6,965	6,916
Accrued payroll and related expenses	2,363	1,501
Accrued warranty expenses	1,944	2,040
Deferred revenue and accrued restructuring expenses	70	82
Other accrued liabilities	862	727

Total current liabilities	15,204	14,266

Long-term liabilities:
Other long-term liabilities	216	242

Total liabilities	15,420	14,508

Shareholders’ equity:
Common stock, no par value: 14,000 shares authorized, 6,176 and 6,137 shares issued and outstanding at October 1, 2005 and June 30, 2005, respectively	144,518	144,183
Accumulated deficit:	(126,838)	(126,482)

Total shareholders’ equity	17,680	17,701

Total liabilities and shareholders’ equity	$33,100	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(in thousands, except per share data)

	Three months ended
	October 1, 2005	October 2, 2004
	(as restated)
Revenues	$14,641	$11,293
Cost of revenues	7,788	5,827

Gross profit	6,853	5,466
Operating expenses:
Research, development and engineering	1,902	1,661
Selling, general and administrative	5,165	3,793
Restructuring charge (reversal)	—	(43)
Amortization of intangible assets	49	49

Total operating expenses	7,116	5,460

Operating income (loss)	(263)	6

Interest expense, net	(28)	(37)
Foreign currency exchange gain (loss)	(59)	83

Income (loss) before income taxes	(350)	52
Provision for income taxes	6	12

Net income (loss)	$(356)	$40

Basic income (loss) per share	$(0.06)	$0.01

Diluted income (loss) per share	$(0.06)	$0.01

Number of shares used in computing basic per share amounts	6,173	5,981

Number of shares used in computing diluted per share amounts	6,173	7,802

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(in thousands)

	Three months ended
	October 1, 2005	October 2, 2004
	(as restated)
Operating activities
Net income (loss)	$(356)	$40
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	131	247
Stock compensation	189	—
Amortization of intangibles	49	49
Non-cash interest expense	45	45
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,314)	3,060
Inventories, net	616	(1,258)
Other current assets	258	(395)
Other assets	14	(1)
Accounts payable	48	(1,047)
Other accrued liabilities and deferred revenues	852	(314)
Accrued restructuring expenses	(6)	(141)
Other long-term liabilities	(26)	23

Net cash provided by (used in) operating activities	(1,500)	308

Investing activities
Purchase of property and equipment	(451)	(189)

Net cash used in investing activities	(451)	(189)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	146	146

Net cash provided by financing activities	146	146

Increase (decrease) in cash and cash equivalents	(1,805)	265
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$3,529	$5,222

Cash paid during the period for:
Interest	$45	$46
Taxes	$31	$19

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

The accompanying restated condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period. The condensed consolidated financial statements included in this quarterly report on Form 10-Q/A should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

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

Adept has one employee stock purchase plan and four equity compensation plans, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of October 1, 2005, there are 312,191 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 413,000 shares subject to outstanding options under the 2001 Stock Option Plan with 14,387 available for grant. Under the 2003 Stock Option Plan, there are 240,000 shares subject to outstanding options with 158,834 available for grant. The 2004 Director Option Plan has 8,000 shares subject to outstanding options with 52,000 available for grant. The

2005 Equity Incentive Plan has 400,000 shares authorized with 400,000 available for grant. Under all of these plans, for employee grants, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share –Based Payment” (SFAS 123R), effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income. We recognize the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended October 1, 2005 has been accounted for as an equity instrument. Prior to July 1, 2005, we followed the Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations for our stock compensation.

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

Under the provisions of SFAS 123R we recorded $189,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three months ended October 1, 2005, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended October 1, 2005 were $4.42 and $2.39, respectively, using the following assumptions.

	Three Months Ended October 1, 2005
	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.79%	3.49%
Expected life (in years)	2.89	0.50
Expected volatility	0.88	0.88
Dividend yield	0%	0%

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

A summary of stock option activity under the option plans as of October 1, 2005 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2005	762	$14.81
Granted	163	8.44
Exercised	(6)	3.21
Forfeited or Expired	(11)	33.94

Outstanding at October 1, 2005	908	$12.97	7.66	$2,629

Vested/Expected to Vest at October 1, 2005	765	$13.79	7.16	$2,316

Exercisable at October 1, 2005	409	$18.44	6.61	$1,352

During the three months ended October 1, 2005, we granted options for 162,500 shares of common stock with an estimated total grant date fair market value of $720,000 after estimated forfeitures. The intrinsic value of options exercised during the three months ended October 1, 2005 was $32,000. Cash received from stock option exercises and ESPP purchases was $16,000 and $121,000, respectively, during the three months ended October 1, 2005. As of October 1, 2005, there was $660,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.6 years.

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

During the three months ended October 2, 2004, the weighted average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.68 and $4.91 respectively, using the following assumptions.

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

Inventories net of reserves are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	October 1, 2005	June 30, 2005
	(as restated)
Raw materials	$3,414	$3,835
Work-in-process	1,790	2,176
Finished goods	4,381	4,190

	$9,585	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.4 million at October 1, 2005 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	(in thousands)
	October 1, 2005	June 30, 2005
Machinery and equipment	$3,137	$2,844
Computer equipment	5,373	5,234
Office furniture and equipment	2,053	2,034

	10,563	10,112
Accumulated depreciation and amortization	(9,000)	(8,869)

Net property and equipment	$1,563	$1,243

6.	Intangible Assets

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

Changes in the Company’s warranty liability are as follows:

	(in thousands) Three months ended
	October 1, 2005	October 2, 2004
Balance at beginning of period	$2,040	$2,111
Provision for warranties issued	279	237
Change in estimated warranty provision including expirations	—	(91)
Warranty claims	(375)	(291)

Balance at end of period	$1,944	$1,966

8.	Accrued Restructuring Expenses

The following table summarizes the Company’s accrued restructuring expenses:

	Balance June 30, 2005	Less Amounts Paid Q1 Fiscal 2006	Balance October 1, 2005
Lease commitments	$22	$6	$16

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

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. The computation of diluted net income per share for the first quarter of fiscal 2006 does not include the following securities because the effect of their inclusion would be anti-dilutive: options to purchase common stock of 831,645; and warrants to purchase common stock of 1,131,112

	Three months ended
(in thousands)	October 1, 2005	October 2, 2004
	(as restated)
Net Income (Loss)	$(356)	$40

Basic:
Weighted average number of shares used in computing basic per share amounts	6,173	5,981

Basic net income (loss) per share	$(0.06)	$0.01

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	6,173	5,981
Add: Weighted average number of dilutive potential Common stock	—	1,821

Weighted average number of common shares used in computing diluted net income (loss) per share	6,173	7,802

Diluted net income (loss) per share	$(0.06)	$0.01

12.	Segment Information

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

	Three months ended
(in thousands)	October 1, 2005	October 2, 2004
	(as restated)
Revenues:
Robotics	$8,204	$7,583
Services and Support	6,437	3,710

Total revenues	$14,641	$11,293

Operating income:
Robotics	$851	$1,562
Services and Support	1,353	835

Segment profit	2,204	2,397
Unallocated research, development and engineering and general and administrative	(2,418)	(2,385)
Restructuring (charges) reversal	—	43
Amortization of intangible assets	(49)	(49)

Operating income (loss)	(263)	6
Interest income	18	9
Interest expense	(46)	(46)
Foreign currency gain (loss)	(59)	83

Income (Loss) before income taxes	$(350)	$52

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

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

Translation gains (losses) resulting from the process of re-measuring foreign currency financial statements into U.S. dollars were $(81,000) and $7,000 for the three months ended October 1, 2005 and October 2, 2004, respectively. Foreign currency transaction gains (losses) were $22,000 and $76,000 for the three months ended October 1, 2005 and October 2, 2004, respectively. In the past the Company has included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, foreign currency gains or losses are reported as a separate line item in the income statement.

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

18.	Restatement of Fiscal 2006 Interim Periods

In the course of conducting the year-end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts. Specifically, adjustments were made to address the following items relating to the interim results for the quarter ended October 1, 2005:

•	Improper elimination of the profit in inventory held by international subsidiaries which has been transferred from the U.S. resulting in overstatement of reported inventories and gross margins.

•	Improper identification and elimination of inter-company transactions and receivable/payable account balances between Adept subsidiaries.

•	Improper recording of foreign exchange transaction gains and losses.

•	Mistreatment or inconsistent re-measurement of balances denominated in foreign currencies or US dollar cash balance in foreign subsidiaries.

•	Erroneous consolidating entries for foreign subsidiaries created certain incorrect asset and liability balances within the consolidated financial statements.

Due primarily to the nature and volume of the consolidating adjustments and the complexities involved in the consolidation process, especially the consolidation of Adept’s international, foreign currency based subsidiaries, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for all interim periods of fiscal 2006 in order to be able to properly restate the financial statements for the interim periods of fiscal 2006. Due to insufficient documentation relating to certain errors and employee turnover in the finance organization, resulting in the absence of institutional knowledge as to certain incorrect items, the re-consolidation incorporated certain assumptions believed to be reasonable by management in order to render the financial statements materially accurate and reliable. Actions taken by Adept to address these issues included: re-computation of gross inventory to properly eliminate any inter-company profit; re-computation of standard cost of sales; reconciliation of foreign currency cash balances to reconciled bank statements; re-computation of foreign currency transactions and re-measurement of foreign currency balances; and the review of all accounts used in processing inter-company transactions, assuring that they were properly cleared or balanced. Specific procedures determined necessary to complete such actions were:

•	Inventory unit balances, from all locations, were re-calculated at standard to arrive at gross inventory values (before excess and obsolete reserves) which did not include any inter-company profit;

•	Monetary accounts held in foreign currencies where individually calculated at the appropriate rate for the balance sheet date;

•	Standard cost of sales were tied back to shipment details calculated at standard to assure that any inter-company profit was eliminated; and

•	All balance sheet accounts were reviewed for inter-company transactions. All accounts found to be used in recording or clearing inter-company transactions were either cleared, determined to be in balance, or brought into balance.

The re-performed consolidation resulted in adjustments to: cost of revenue, foreign currency exchange gain/(loss), net income/(loss), net income/(loss) per share, cash, accounts receivable, inventories, accounts payable, accrued liabilities and shareholders equity. As a result of correcting all identified errors, we have restated our condensed consolidated balance sheet as of October 1, 2005; our condensed statement of operations for the three months ended October 1, 2005; and our condensed statement of cash flows for the three months ended October 1, 2005. As detailed below, the restatement resulted in the reduction of previously reported net income for the quarter ended October 1, 2005 by approximately ($516,000) creating a net loss of approximately ($356,000) for that quarter compared to previously reported net income of approximately $160,000 for that quarter.

For the quarter ended October 1, 2005 material adjustments were required for the following areas: the re-computation of inventory to eliminate inter-company profit, as described above, resulted in the reduction of inventory by approximately ($0.5 million) and a corresponding increase in cost of revenue; inter-company accounts found to be out of balance were brought into balance resulting in an increase in cost of revenue of approximately ($0.3 million); and the correction of previously incorrect measurement of foreign currency transactions and balances affected various current asset and liability accounts and resulted in a positive net income adjustment of approximately $0.3 million, also recorded to cost of revenue.

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(unaudited)

(in thousands)

	October 1, 2005
	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$3,754	$3,529
Accounts receivable, less allowance for doubtful accounts of $855 at October 1, 2005 and $754 at June 30, 2005	14,156	14,498
Inventories, net	10,130	9,585
Other current assets	384	383

Total current assets	28,424	27,995

Property and equipment at cost	10,563	10,563
Less accumulated depreciation and amortization	(9,000)	(9,000)

Property and equipment, net	1,563	1,563
Goodwill	3,176	3,176
Other intangible assets, net	179	179
Other assets	187	187

Total assets	$33,529	$33,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	3,000
Accounts payable	6,964	6,965
Accrued payroll and related expenses	2,325	2,363
Accrued warranty expenses	1,944	1,944
Deferred revenue and accrued restructuring expense	70	70
Other accrued liabilities	814	862

Total current liabilities	15,117	15,204

Long-term liabilities:
Other long-term liabilities	216	216

Total liabilities	15,333	15,420

Shareholders’ equity:
Common stock, no par value: 14,000 shares authorized, 6,176 and 6,137 shares issued and outstanding at October 1, 2005 and June 30, 2005, respectively	144,017	144,518
Accumulated deficit:	(125,821)	(126,838)

Total shareholders’ equity	18,196	17,680

Total liabilities and shareholders’ equity	$33,529	$33,100

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share data)

	Three months ended October 1, 2005
	As Previously Reported	As Restated
Revenues	$14,641	$14,641
Cost of revenues	7,167	7,788

Gross profit	7,474	6,853
Operating expenses:
Research, development and engineering	1,902	1,902
Selling, general and administrative	5,165	5,165
Restructuring charge (reversal), net	—	—
Amortization of intangible assets	49	49

Total operating expenses	7,116	7,116

Operating income (loss)	358	(263)
Interest expense, net	(28)	(28)
Foreign currency exchange loss	(164)	(59)

Income (Loss) before income taxes	166	(350)
Provision for income taxes	6	6

Net income (loss)	$160	$(356)

Basic income (loss) per share	$0.03	$(0.06)

Diluted income (loss) per share	$0.02	$(0.06)

Number of shares used in computing basic per share amounts	6,173	6,173

Number of shares used in computing diluted per share amounts	7,971	6,173

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited)

(in thousands)

	Three months ended October 1, 2005
	As Previously Reported	As Restated
Operating activities
Net income (loss)	$160	$(356)
Non-cash adjustments to reconcile net income to net cash used in operating activities:
Depreciation	131	131
Stock compensation	189	189
Amortization of intangibles	49	49
Non-cash interest expense	45	45
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,972)	(3,314)
Inventories, net	71	616
Other current assets	258	258
Other assets	14	14
Accounts payable	48	48
Other accrued liabilities and deferred revenues	764	852
Accrued restructuring expenses	(6)	(6)
Other long-term liabilities	(26)	(26)

Net cash used in operating activities	(1,275)	(1,500)

Investing activities
Purchase of property and equipment	(451)	(451)

Net cash used in investing activities	(451)	(451)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	146	146

Net cash provided by financing activities	146	146

Increase (decrease) in cash and cash equivalents	(1,580)	(1,805)
Cash and cash equivalents, beginning of period	5,334	5,334

Cash and cash equivalents, end of period	$3,754	$3,529

Cash paid during the period for:
Interest	$45	$45
Taxes	$31	$31

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail under the heading “Factors Affecting Future Operating Results” in the Original Form 10-Q filing. Also, these statements represent our estimates and assumptions only as of the date of the original Form 10-Q filing.

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

We effected a one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information reflect the reverse stock split. The number of shares of common stock issued and outstanding and the number of authorized shares of common stock and preferred stock has been reduced according to the reverse stock split, but the rights and preferences of the shares of our common stock have remained the same. The reverse stock split did not change our financial condition, results from operations or other aspects of our business. However, the reverse stock split has increased our net income or loss per share, as applicable, and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three month period ended October 1, 2005. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended October 1, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q/A and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

Restatement

This Amended Quarterly Report on Form 10-Q/A includes our restated consolidated financial statements as of October 1, 2005 and for the three months ended October 1, 2005 resulting from the restatement more fully described in Note 18 to the notes to condensed consolidated financial statements.

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

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	deferred tax valuation allowance;

•	foreign currency exchange gain (loss);

•	goodwill; and

•	valuation of stock-based compensation awards.

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

Valuation of Stock-Based Compensation Awards. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

We expect that revenues from our international customers will continue to account for a significant portion of our total revenue and approximately 40% to 50% of our product sales to European customers are priced in euros. The mix of euro-denominated business has historically enhanced the competitiveness of our prices, and has increased our revenues and gross margins when the euro has strengthened relative to the US dollar, however, the euro has weakened of late, and future fluctuations in the rate of exchange between the dollar and the euro have the potential to significantly impact, either positively or adversely, our business and operating results.

Gross Margin. Gross margin as a percentage of revenues was 46.8% for the three months ended October 1, 2005 compared to 48.4% for three months ended October 2, 2004. The comparative gross margin decline principally resulted from Adept not licensing significantly less Hexsight™ vision software, a higher margin product, in the quarter ended October 1, 2005 than in the first quarter of fiscal 2005. This slight erosion of gross margin was partially offset by improved robot design resulting in lower cost. Over the past several quarters, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. We anticipate that improvements in production volumes combined with the lower fixed overhead expense will result in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to any software license sales.

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

Foreign Currency Exchange Gain (Loss). Foreign currency exchange (loss) was $(59,000) for the three months ended October 1, 2005 compared to a gain of $83,000 for the three months ended October 2, 2004. Foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar.

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

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.8 million from June 30, 2005 to $3.5 million. Net cash used in operating activities of $1.5 million was mainly attributable to an increase in accounts receivable of $3.3 million, partially offset by decreases in prepaid expenses and increases in accounts payable and other accrued liabilities, primarily accrued payroll and related liabilities. The increase in accounts receivable primarily resulted from the relative increase in product shipments and of cash collections during the quarter. Other items affecting the operating cash flows were net loss of $356,000 augmented by non-cash charges including depreciation and amortization of $180,000, non-cash interest expense of $45,000, and non-cash compensation charges of $189,000 relating to expensing of stock options.

Cash used in investing activities of $451,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software.

Cash provided by financing activities of $146,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of October 1, 2005, we had an aggregate cash balance of $3.5 million, and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities plus our cash, and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006, and (iii) that funds remain available under our credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

On June 15, 2005, Adept entered into an Amendment to Loan Documents (the “Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million (an increase of $1.0 million from the predecessor agreement) or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any over-advance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, less the amount of all outstanding letters of credit and less the amount equal to 10% of outstanding FX Contracts. The aggregate of over-advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. Foreign accounts represent an additional borrowing base under the Amendment, must meet the same eligibility requirements as domestic receivables except they may be located outside the U.S. and Canada, and are permitted up to a maximum of 25% of the total eligible accounts receivable, the latter being defined as the “Borrowing Base”.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, maintenance of accurate records and GAAP reporting, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral.

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

(in thousands)	October 1 2005	October 1 2005	Fair Value	Fair Value
	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Cash and cash equivalents	$3,754	$3,529	$3,754	$3,529
Average rate	1.4%	1.4%	1.4%	1.4%

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

Disclosure Controls and Procedures.

As disclosed in our Original Form 10-Q filing, as of the end of the quarter ended October 1, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (CEO) and former Chief Financial Officer (CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, Adept’s Chief Executive Officer and former Chief Financial Officer concluded that Adept’s disclosure controls and procedures were not effective in light of material weaknesses in Adept’s internal controls related to errors in the calculation of inventory reserves and stock option compensation under FAS 123R, as noted by Armanino McKenna LLP, Adept’s independent auditors.

Adept also disclosed the material weakness previously identified by Adept’s former independent auditors during their performance of year-end audit procedures related to our financial statements for the year ended June 30, 2005. The material weakness related to the high number of post-closing adjustments recorded by Adept. This weakness in the communication, analysis and review elements of our financial accounting function did not allow us to provide reasonable assurance that financial information was processed and reported accurately and timely.

Adept indicated in the Original Form 10-Q Filing that it would in the future take certain remedial efforts, such as more detailed procedures, redesigning certain reporting methodologies to eliminate sources of error and increase automation of reports, reviewing international subsidiary consolidation process to eliminate sources of error in the consolidations, and implement additional training for appropriate finance personnel to ensure all aspects of our financial statement close processes reflect full compliance with U.S. generally accepted accounting principles.

Subsequent to the issuance of the Adept’s consolidated financial statements for the period ended October 1, 2005, in connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept and its auditors identified errors in a number of accounts, primarily involving intercompany eliminations associated with its consolidation of international subsidiaries. Management initiated a comprehensive review of the company’s financial books and records, including those of all subsidiary companies, relating to the interim financial statements for each of the quarterly periods of fiscal 2006 and, where applicable, prior periods, to determine the nature and amount of the errors and the applicable periods to which they relate. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process especially the consolidation of Adept’s international foreign currency-based subsidiaries, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. In October 2006, Adept concluded that the errors in its financial statements constituted material inaccuracies in the interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006 which would require restatement. For the quarter ended October 1, 2005, we have restated our condensed consolidated balance sheet as of October 1, 2005, our condensed consolidated statement of operations for the three months ended October 1, 2005, and our condensed consolidated statement of cash flows for the three months ended October 1, 2005. Note 18 to the Notes to Restated Condensed Consolidated Financial Statements discusses the specific adjustments made for the quarter ended October 1, 2005.

Specifically, adjustments were made to address the following items relating to the interim results for the quarter ended October 1, 2005:

•	Improper elimination of the profit in inventory held by international subsidiaries which has been transferred from the U.S. resulting in overstatement of reported inventories and gross margins.

•	Improper identification and elimination of intercompany transactions and receivable/payable account balances between Adept subsidiaries.

•	Improper recording of foreign exchange transaction gains and losses.

•	Mistreatment or inconsistent re-measurement of balances denominated in foreign currencies or US dollar cash balance in foreign subsidiaries.

•	Erroneous consolidating entries for foreign subsidiaries created certain incorrect asset and liability balances within the consolidated financial statements.

In its subsequent re-evaluation of internal controls in the course of its review of previously issued interim financial statements, Adept’s CEO and CFO determined that the company did not have effective disclosure controls and procedures. Further, Adept’s independent auditors, in performing their audit of the company’s fiscal 2006 financial results identified certain control deficiencies that constitute material weaknesses. The following material weaknesses in the company’s controls resulting in the errors identified above have been identified by Adept’s management or its external auditors, in the course of their first audit of Adept:

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

Changes in Internal Control Over Financial Reporting.

Since the end of fiscal 2006, Adept has identified and is beginning to implement certain changes and procedures in an effort to further improve the effectiveness of its internal control over financial reporting, in part to remedy control deficiencies reported for prior periods and the restatement items discussed above, and is continuing to evaluate additional improvements which may be necessary. In general, these measures include enhancing documentation of policies and procedures, segregation of duties, controls surrounding the processing of critical spreadsheet applications and general information technology controls. More specifically, measures to strengthen internal control over financial reporting which the company has identified for implementation include:

•	Reorganizing the accounting function and active recruitment of additional personnel for the finance organization, in particular, individuals with expertise in international consolidations, U.S. GAAP accounting, and internal control over financial reporting matters;

•	Establishing a process for effective review and monitoring of inputs into the consolidation;

•	A review of the software tools utilized within the accounting, consolidation and reporting processes with the goal of standardizing tools and processes for each of the company’s subsidiaries;

•	Establishing a review process which includes mandatory sign-off, by both financial and non-financial personnel, of the financial statements for each subsidiary prior to consolidation;

•	Enhancing review and sign off procedures for month end journal entries as well as analyses used in the preparation of financial statements; and

•	Establishing an independent review of adjusting closing consolidation and inter-company elimination entries exceeding specified amounts, by the CFO and Corporate Controller.

The Company will continue to review its internal controls and may identify other measures for implementation in connection with the weaknesses identified above or otherwise. The process of designing and implementing effective controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to develop and maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of identified control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

PART II – OTHER INFORMATION

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

ADEPT TECHNOLOGY, INC.

By:	/s/ Steven L. Moore
Steven L. Moore Vice President, Finance and Chief Financial Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher President and Chief Executive Officer

Date: October 17, 2006

INDEX TO EXHIBITS

31.1	*	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2	*	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	2

32.1	*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3

*	Filed with this Quarterly Report on Form 10-Q/A