Form 10-Q/A
period 2005-12-31
ADEPT TECHNOLOGY INC
filed 2006-10-19
CIK 865415

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

ADEPT TECHNOLOGY, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This amendment no. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) of Adept Technology, Inc. (“Adept”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended December 31, 2005, which was originally filed on February 14, 2006 (the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A amends and restates certain information in the following sections as a result of the current restatements described below:

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

In September 2006, in the course of conducting the year end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts, primarily involving intercompany eliminations associated with the consolidation of international subsidiaries, resulting in changes to the foreign currency exchange gain (loss), cost of revenue, and net income (loss) and ending balance sheet balances and other items as discussed in Note 17 to the Notes to Restated Condensed Consolidated Financial Statements.

As a result of correcting these errors, we have restated our Condensed Consolidated Balance Sheet as of December 31, 2005, our Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2005, and our Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005. We have also restated our notes to consolidated financial statements as necessary to reflect the adjustments. Please see Note 17 to the Notes to Restated Condensed Consolidated Financial Statements for a discussion of the adjustments.

The Company has amended Part I Item 3 “Quantitative and Qualitative Disclosures About Market Risk” to reflect the restatement of cash and cash equivalents as of December 31, 2005.

The Company has also amended Part I Item 4 “Controls and Procedures” and updated the certifications of the Chief Executive Officer and the Chief Financial Officer as of the date of this Form 10-Q/A.

This Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement, and no attempt has been made to update other disclosures presented in our Form 10-Q for the quarter ended December 31, 2005. Accordingly, except for the foregoing information, this Form 10-Q/A continues to speak as of the filing date of the Original 10-Q Filing, and does not reflect events occurring after the date of the Original 10-Q Filing and does not modify or update those disclosures affected by subsequent events. Forward-looking statements made in the Original 10-Q Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than as relates to the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original 10-Q Filing. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the Original 10-Q Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(in thousands)

	December 31, 2005	June 30, 2005
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,984	$5,334
Accounts receivable, less allowance for doubtful accounts of $742 at December 31, 2005 and $754 at June 30, 2005	13,230	11,184
Inventories, net	9,615	10,201
Other current assets	539	642

Total current assets	26,368	27,361
Property and equipment at cost	11,061	10,112
Less accumulated depreciation and amortization	(9,124)	(8,869)

Property and equipment, net	1,937	1,243
Goodwill	3,176	3,176
Other intangible assets, net	130	228
Other assets	223	201

Total assets	$31,834	$32,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$3,000
Accounts payable	6,547	6,916
Accrued payroll and related expenses	1,738	1,501
Accrued warranty expenses	1,806	2,040
Deferred revenue and accrued restructuring expenses	31	82
Other accrued liabilities	772	727

Total current liabilities	13,894	14,266
Long-term liabilities:
Other long-term liabilities	262	242

Total liabilities	14,156	14,508

Stockholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 and 14,000 shares authorized, 6,199 and 6,137 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	144,777	144,183
Accumulated deficit	(127,099)	(126,482)

Total stockholders’ equity	17,678	17,701

Total liabilities and stockholders’ equity	$31,834	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months Ended
	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(as restated)		(as restated)
Revenues	$12,979	$11,785	$27,620	$23,078
Cost of revenues	6,464	6,461	14,253	12,288

Gross margin	6,515	5,324	13,367	10,790
Operating expenses:
Research, development and engineering	1,737	1,561	3,639	3,222
Selling, general and administrative	4,853	3,844	10,018	7,637
Restructuring charge (reversal), net	—	9	—	(33)
Amortization of intangible assets	49	49	98	97

Total operating expenses	6,639	5,463	13,755	10,923

Operating loss	(124)	(139)	(388)	(133)
Interest expense, net	(18)	(36)	(46)	(73)
Foreign currency exchange gain (loss)	(131)	241	(190)	324

Income (loss) before income taxes	(273)	66	(624)	118
Provision for (reversal of) income taxes	(11)	6	(5)	17

Net income (loss)	$(262)	$60	$(619)	$101

Basic income (loss) per share	$(0.04)	$0.01	$(0.10)	$0.02

Diluted income (loss) per share	$(0.04)	$0.01	$(0.10)	$0.02

Number of shares used in computing basic per share amounts	6,178	6,073	6,158	6,031

Number of shares used in computing diluted per share amounts	6,178	6,381	6,158	6,319

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited)

(in thousands)

	Six months ended
	December 31, 2005	January 1, 2005
	(as restated)
Operating activities
Net income (loss)	$(619)	$101
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	255	484
Stock compensation	439	—
Amortization of intangibles	98	98
Non-cash interest expense	90	90
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,046)	2,996
Inventories, net	587	(1,443)
Other current assets	103	(199)
Other assets	(22)	(6)
Accounts payable	(368)	(952)
Other accrued liabilities and deferred revenues	(66)	(1,653)
Accrued restructuring expenses	(28)	—
Other long-term liabilities	20	69

Net cash used in operating activities	(1,557)	(416)

Investing activities
Purchase of property and equipment	(819)	(446)
Software capitalization	(130)	—

Net cash used in investing activities	(949)	(446)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	156	640

Net cash provided by financing activities	156	640

Decrease in cash and cash equivalents	(2,350)	(222)
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$2,984	$4,735

Cash paid during the period for:
Interest	$2	$2
Taxes	$10	$17

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Adept has one employee stock purchase plan and four equity compensation plans, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of December 31,2005, there are 312,191 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 413,000 shares subject to outstanding options under the 2001 Stock Option Plan with 14,387 available for grant. Under the 2003 Stock Option Plan, there are 258,500 shares subject to outstanding options with 140,334 available for grant. The 2004 Director Option Plan has 22,000 shares subject to outstanding options with 37,709 available for grant. The 2005 Equity Incentive Plan has 400,000 shares authorized with 381,350 available for grant. Under all of these plans, for employee grants, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

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

Under the provisions of SFAS 123R we recorded $250,000 and $439,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three and six months ended December 31, 2005, respectively, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended December 31, 2005 were $5.24 and $3.18, respectively, and for the six months ended December 31, 2005 were $4.62 and $2.74, respectively using the following assumptions.

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

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 20% for our options. Under the true-up provisions of SFAS 123R, we record additional expense if the actual forfeiture rate is lower than we estimated, and record a recovery of prior expense if the actual forfeiture is higher than we estimated.

A summary of stock option activity under the option plans as of December 31, 2005 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2005	762	$14.81
Granted	200	8.15
Exercised	(11)	2.32
Forfeited or Expired	(20)	34.34

Outstanding at December 31, 2005	931	$13.07	7.93	$4,742

Vested/Expected to Vest at December 31, 2005	794	$14.09	6.00	$3,982

Exercisable at December 31, 2005	438	$19.97	6.66	$1,924

During the six months ended December 31, 2005, we granted options for 199,500 shares of common stock with an estimated total grant date fair market value of $913,665. The intrinsic value of options exercised during the six months ended December 31, 2005 was $73,110. Cash received from stock option exercises and ESPP purchases was $25,000 and $131,000, respectively, during the six months ended December 31, 2005. As of December 31, 2005, there was $878,477 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.54 years.

During the six months ended December 31, 2005, we awarded 19,000 shares of restricted stock based on performance goals achieved. These shares have six months vesting that requires continuous service by the recipients. A summary of the status of the non-vested shares at December 31, 2005 is presented below:

Nonvested Shares	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2005	0
Granted	19	$14.35
Exercised	0
Forfeited or Expired	0

Outstanding at December 31, 2005	19	$14.35

Vested or expected to vest at December 31, 2005	19	$14.35

Exercisable at December 31, 2005	0

As of December 31, 2005, there was $268,000 of unrecognized compensation cost related to these shares. That cost is expected to be recognized upon share vesting in the quarter ended June 30, 2006.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options and stock acquired under our stock purchase plan under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods. Note that stock-based employee compensation expense for fiscal 2005 was revised in the fourth quarter of fiscal 2005 due to our revision of assumptions regarding the expected term and volatility of options, and the amounts shown here are consistent with the revision. The revision was based on an analysis of historic patterns of option exercises and forfeitures, which reduced the expected term from approximately 9 years to 3.35 years, and this change in expected term impacted the volatility calculation as well.

(dollars in thousands, except per share data)	Three Months Ended January 1, 2005	Six Months Ended January 1, 2005
Net income as reported	$60	$101
Add: Employee stock compensation included In reported net income	—	—
Less: employee stock compensation under SFAS No. 123	(222)	(453)

Pro forma net loss	$(162)	$(352)

Net income per basic share as reported	$0.01	$0.02
Pro forma net loss per basic share	$(0.03)	$(0.06)
Net income per diluted share as reported	$0.01	$0.02
Pro forma net loss per diluted share	$(0.03)	$(0.06)

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

	Three Months Ended January 1, 2005		Six Months Ended January 1, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	4.03%	4.56%	4.03%	4.37%
Expected life (in years)	8.58	0.50	8.58	0.49
Expected volatility	0.66	0.87	0.66	0.87
Dividend yield	0%	0%	0%	0%

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

Inventories, net of reserves, are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	December 31, 2005	June 30, 2005
	(as restated)
Raw materials	$3,750	$3,835
Work-in-process	1,814	2,176
Finished goods	4,051	4,190

	$9,615	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.3 million at December 31, 2005 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	(in thousands)
	December 31, 2005	June 30, 2005
Machinery and equipment	$3,437	$2,844
Computer equipment	5,542	5,234
Office furniture and equipment	2,082	2,034

	11,061	10,112
Accumulated depreciation and amortization	(9,124)	(8,869)

Net property and equipment	$1,937	$1,243

6.	Intangible Assets

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

Changes in the Company’s warranty liability are as follows:

	(in thousands) Six months ended
	December 31, 2005	January 1, 2005
Balance at beginning of period	$2,040	$2,111
Provision for warranties issued	623	551
Change in estimated warranty provision including expirations	—	(264)
Warranty claims	(857)	(489)

Balance at end of period	$1,806	$1,909

8.	Accrued Restructuring Expenses

The following table summarizes the Company’s accrued restructuring expenses:

(in thousand dollars)	Balance June 30, 2005	Less: Amounts Paid Q1 Fiscal 2006	Balance October 1, 2005	Less: Amounts Paid Q2 Fiscal 2006	Balance December 31, 2005
Lease commitments	$22	$(6)	$16	$(16)	$—

9.	Legal Proceedings

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

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income (loss) per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. The computation of diluted net income (loss) per share for the three and six months ended December 31, 2005 do not include the following securities because the effect of their inclusion would be anti-dilutive: options to purchase common stock of 924,068 and 877,857, respectively; and warrants to purchase common stock of 1,131,112 in both periods.

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(as restated)		(as restated)
Net Income (loss)	$(262)	$60	$(619)	$101

Basic:
Weighted average number of shares used in computing basic per share amounts	6,178	6,073	6,158	6,031

Basic net income (loss) per share	$(0.04)	$0.01	$(0.10)	$0.02

Diluted:
Weighted average number of common shares used in computing basic net income per share	6,178	6,073	6,158	6,031
Add: Weighted average number of dilutive potential common stock	—	308	—	288

Weighted average number of common shares used in computing diluted net income (loss) per share	6,178	6,381	6,158	6,319

Diluted net income (loss) per share	$(0.04)	$0.01	$(0.10)	$0.02

12.	Segment Information

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

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
	(as restated)		(as restated)
Revenues:
Robotics	$7,868	$8,273	$16,072	$15,856
Services and Support	5,111	3,512	11,548	7,222

Total revenues	$12,979	$11,785	$27,620	$23,078

Operating income:
Robotics	$162	$1,452	$1,057	$3,014
Services and Support	2,219	485	3,528	1,320

Segment profit	2,381	1,937	4,585	4,334
Unallocated research, development, and engineering; selling; and general and administrative expenses	2,456	2,017	4,874	4,403
Restructuring (charges) reversal	—	(9)	—	33
Amortization of intangible assets	49	49	98	97

Operating income (loss)	(124)	(138)	(387)	(133)
Interest income	27	9	45	19
Interest expense	(45)	(46)	(92)	(92)
Foreign currency gain (loss)	(131)	241	(190)	324

Income (loss) before income taxes	$(273)	$66	$(624)	$118

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Six months ended
(in thousands)	December 31, 2005	January 1, 2005	December 31, 2005	January 1, 2005
Revenue:
United States	$3,833	$4,368	$8,252	$7,591
Germany	2,537	2,682	6,942	5,620
France	2,337	1,300	4,168	2,286
Switzerland	246	674	1,059	1,410
Other European countries	1,387	1,053	2,789	2,048
Singapore	1,596	447	2,728	1,145
All other countries	1,043	1,261	1,682	2,978

Total	$12,979	$11,785	$27,620	$23,078

(in thousands)	December 31, 2005	June 30, 2005
Long-lived tangible assets:
United States	$1,848	$1,231
All other countries	312	213

Total long-lived tangible assets	$2,160	$1,444

13.	Comprehensive Income

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

Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $(135,000) and $(216,000) for the three and six months ended December 31, 2005, respectively, and $41,000 and $53,000 for the three and six months ended January 1, 2005, respectively. Foreign currency transaction gains (losses) were $4,000 and $26,000 for the three and six months ended December 31, 2005, respectively, and $200,000 and $271,000 for the three and six months ended January 1, 2005, respectively

16.	Impact of Recently Issued Accounting Standards

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

17.	Restatement of Fiscal 2006 Interim Periods

In the course of conducting the year-end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts. Specifically, adjustments were made to address the following items relating to the interim results for the three and six months ended December 31, 2005:

•	Improper elimination of the profit in inventory held by international subsidiaries, which has been transferred from the U.S. resulting in overstatement of reported inventories and gross margins.

•	Improper identification and elimination of inter-company transactions and receivable/payable account balances between Adept subsidiaries.

•	Improper recording of foreign exchange transaction gains and losses.

•	Mistreatment or inconsistent re-measurement of balances denominated in foreign currencies or US dollar cash balance in foreign subsidiaries.

•	Erroneous consolidating entries for foreign subsidiaries created certain incorrect asset and liability balances within the consolidated financial statements.

•	Failure to reconcile certain accrued liability accounts, AP received not invoiced accounts, or to reconcile foreign accounts receivable general ledger balances to the accounts receivable aging.

•	Omission of intended closing/consolidation adjustments from the consolidated financial statements as certain accounts were not properly reconciled and/or reviewed in a timely manner, resulting in improper balances and incorrect period expenses.

Due primarily to the nature and volume of the consolidating adjustments and the complexities involved in the consolidation process, especially the consolidation of Adept’s international, foreign currency based subsidiaries, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for all interim periods of fiscal 2006 in order to be able to properly restate the financial statements for the interim periods of fiscal 2006 in accordance with GAAP. Due to insufficient documentation relating to certain errors and employee turnover in the finance organization, resulting in the absence of institutional knowledge as to certain incorrect items, the re-consolidation incorporated certain assumptions believed to be reasonable by management in order to render the financial statements materially accurate and reliable. Actions taken by Adept to address these issues included: re-computation of gross inventory to properly eliminate any inter-company profit; re-computation of standard cost of sales; reconciliation of foreign currency cash balances to reconciled bank statements; re-computation of foreign currency transactions and re-measurement of foreign currency balances; and the review of all accounts used in processing inter-company transactions, assuring that they were properly cleared or balanced. Specific procedures determined necessary to complete such actions were:

•	Inventory unit balances, from all locations, were re-calculated at standard to arrive at gross inventory values (before excess and obsolete reserves) which did not include any inter-company profit;

•	Monetary accounts held in foreign currencies were individually calculated at the appropriate rate for the balance sheet date;

•	Standard cost of sales were tied back to shipment details calculated at standard to assure that any inter-company profit was eliminated; and

•	All balance sheet accounts were reviewed for inter-company balances. All accounts found to be used in recording or clearing inter-company transactions were either cleared, determined to be in balance, or brought into balance.

The re-performed consolidation resulted in adjustments to: cost of revenue, foreign currency exchange gain/(loss), net income/(loss), net income/(loss) per share, cash, accounts receivable, inventories, accounts payable, accrued liabilities and stockholders equity. As a result of correcting all identified errors, we have restated our condensed consolidated balance sheet as of December 31, 2005; our condensed statements of operations for the three and six months ended December 31, 2005; and our condensed statement of cash flows for the six months ended December 31, 2005. As detailed below, the restatement resulted in the increase of the previously reported net loss by approximately ($252,000) creating a net loss of approximately ($262,000) for the three month period ended December 31, 2005. For the six months period ended December 31, 2005 net income was reduced by ($769,000) creating a net loss of ($619,000) compared to previously reported net income of approximately $150,000.

For the three month period ended December 31, 2005 material adjustments were required for the following areas: the re-computation of inventory to eliminate inter-company profit, as described above, resulted in an increase of inventory by approximately $244,000 and a corresponding decrease in cost of revenue; inter-company accounts found to be out of balance were brought into balance resulting in an increase in cost of revenue of approximately ($611,000); and the correction of previously incorrect measurement of foreign currency transactions and balances affected various current asset and liability accounts and resulted in a positive income adjustment of approximately $115,000.

For the six month period ended December 31, 2005 material adjustments were required for the following areas: the re-computation of inventory to eliminate inter-company profit, as described above, resulted in an decrease of inventory by approximately ($301,000) and a corresponding increase in cost of revenue; inter-company accounts found to be out of balance were brought into balance resulting in an increase in cost of revenue of approximately ($895,000); and the correction of previously incorrect measurement of foreign currency transactions and balances affected various current asset and liability accounts and resulted in a positive income adjustment of approximately $429,000.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(in thousands)

	December 31, 2005
	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,923	$2,984
Accounts receivable, less allowance for doubtful accounts of $742 at December 31, 2005 and $754 at June 30, 2005	13,989	13,230
Inventories, net	9,916	9,615
Other current assets	539	539

Total current assets	27,367	26,368
Property and equipment at cost	11,061	11,061
Less accumulated depreciation and amortization	(9,124)	(9,124)

Property and equipment, net	1,937	1,937
Goodwill	3,176	3,176
Other intangible assets, net	130	130
Other assets	223	223

Total assets	$32,833	$31,834

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$3,000	$3,000
Accounts payable	6,933	6,547
Accrued payroll and related expenses	1,664	1,738
Accrued warranty expenses	1,806	1,806
Deferred revenue	31	31
Other accrued liabilities	692	772

Total current liabilities	14,126	13,894
Long-term liabilities:
Other long-term liabilities	261	262

Total liabilities	14,387	14,156

Stockholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 shares authorized, 6,199 shares issued and outstanding at December 31, 2005	144,777	144,777
Accumulated deficit	(126,331)	(127,099)

Total stockholders’ equity	18,446	17,678

Total liabilities and stockholders’ equity	$32,833	$31,834

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share data)

	Three months ended December 31, 2005		Six months Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$12,979	$12,979	$27,620	$27,620
Cost of revenues	6,139	6,464	13,306	14,253

Gross margin	6,840	6,515	14,314	13,367
Operating expenses:
Research, development and engineering	1,737	1,737	3,639	3,639
Selling, general and administrative	4,853	4,853	10,018	10,018
Amortization of intangible assets	49	49	98	98

Total operating expenses	6,639	6,639	13,755	13,755

Operating income (loss)	201	(124)	559	(388)
Interest expense, net	(18)	(18)	(46)	(46)
Foreign currency exchange gain (loss)	(204)	(131)	(368)	(190)

Income (loss) before income taxes	(21)	(273)	145	(624)
Provision for (reversal of) income taxes	(11)	(11)	(5)	(5)

Net income (loss)	$(10)	$(262)	$150	$(619)

Basic income (loss) per share	$0.00	$(0.04)	$0.02	$(0.10)

Diluted income (loss) per share	$0.00	$(0.04)	$0.02	$(0.10)

Number of shares used in computing basic per share amounts	6,178	6,178	6,158	6,158

Number of shares used in computing diluted per share amounts	6,178	6,178	6,782	6,158

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited)

(in thousands)

	Six months ended December 31, 2005
	As Previously Reported	As Restated
Operating activities
Net income (loss)	$150	$(619)
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	255	255
Stock compensation	439	439
Amortization of intangibles	98	98
Non-cash interest expense	90	90
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,805)	(2,046)
Inventories, net	285	587
Other current assets	103	103
Other assets	(22)	(22)
Accounts payable	17	(368)
Other accrued liabilities and deferred revenues	(226)	(66)
Accrued restructuring expenses	(22)	(28)
Other long-term liabilities	20	20

Net cash used in operating activities	(1,618)	(1,557)

Investing activities
Purchase of property and equipment	(949)	(819)
Software capitalization	—	(130)

Net cash used in investing activities	(949)	(949)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	156	156

Net cash provided by financing activities	156	156

Decrease in cash and cash equivalents	(2,411)	(2,350)
Cash and cash equivalents, beginning of period	5,334	5,334

Cash and cash equivalents, end of period	$2,923	$2,984

Cash paid during the period for:
Interest	$2	$2
Taxes	$10	$10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this quarterly report on Form 10-Q/A in greater detail under the heading “Risk Factors. In the Original Form 10-Q Filing. Also, these statements represent our estimates and assumptions only as of the date of the Original Form 10-Q Filing.

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

In December 2005, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. Historically, linear modules was a significant product line for Adept, which have more recently experienced declining sales volumes. The introduction of the new family of linear modules is expected to increase the percentage of our sales from this line.

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

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six-month periods ended December 31, 2005. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our second quarter ended December 31, 2005. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q/A and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 28, 2005.

Restatement

This Amended Quarterly Report on Form 10-Q/A includes our restated condensed consolidated financial statements as of December 31, 2005 and for the three and six months ended December 31, 2005 resulting from the restatement more fully described in Note 17 to the Notes to Restated Condensed Consolidated Financial Statements.

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

Gross Margin. Gross margin as a percentage of revenues was 50.2% for the three months ended December 31, 2005 compared to 45.2% for three months ended January 1, 2005. Gross margin as a percentage of revenues was 48.4% for the six months ended December 31, 2005, compared to 46.8% for the six months ended January 1, 2005. The gross margin improvement resulted from a sales mix favoring higher margin products; improved robot component designs that achieve the same functionality at reduced cost; increased outsourcing of robot subassemblies; and reduced manufacturing overhead costs. Over the past several years, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix, particularly with respect to the impact of software license sales.

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

Research and development costs are expensed as incurred, except that software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. Adept’s software capitalization, which commenced in the second quarter of fiscal 2006, was $130,000. None of this amount was amortized in the quarter.

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

Operating Income (Loss). Operating loss was $(124,000) and $(388,000) for the three and six months ended December 31, 2005, respectively, as compared with operating loss of $(139,000) and $(133,000) for the three and six months ended January 1, 2005, respectively. Effective July 1, 2005, Adept adopted the provisions of FAS 123R, which requires the recognition of the fair value of stock-based employee compensation as an expense in the calculation of net income, and this had a significant impact on operating income. The fair value of stock-based employee compensation received only footnote disclosure in fiscal 2005 (see Note 2 to the Financial Statements). On a pro-forma basis, with the inclusion of the fair value of stock-based employee compensation, the operating losses in fiscal 2005 would have increased to $361,000 and $586,000 for the three and six months ended January 1, 2005, respectively.

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

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain (loss) was $(131,000) for the three months ended December 31, 2005 compared to a gain of $241,000 for the three months ended January 1, 2005. Foreign currency exchange (loss) was $(190,000) for the six months ended December 31, 2005 compared to a gain of $324,000 for the six months ended January 1, 2005. These foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar. The dollar made a strong upward move against the Euro from September through November 2005 which led to the losses we experienced in the first three and six months of fiscal 2006. By contrast, the first quarter of fiscal 2005 witnessed the start of a significant move downward for the dollar compared with the euro that lasted until March 2005 and resulted in the gains we recorded in the first three and six months of fiscal 2005.

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

Liquidity and Capital Resources

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.3 million from June 30, 2005 to $3.0 million. The decrease in cash is due, in part, to increased accounts receivable. The increase in receivables is in current account balances, as past due balances have declined since June, and cash is expected to improve as the current balances are collected. Net cash used in operating activities for the six months ending December 31, 2005 of $1.7 million was attributable primarily to an increase in accounts receivable of $2.0 million, partially offset by decreases in inventory and prepaid expenses, net loss of $619,000, depreciation and amortization of $353,000, non-cash interest expense of $90,000, and non-cash stock compensation charges of $439,000 relating to the fair value of stock option grants and share purchases under an employee stock purchase plan.

Cash used in investing activities of $819,000 reflects capital expenditures primarily for test equipment, test stations, and computer hardware and software.

Cash provided by financing activities of $156,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of December 31, 2005, we had an aggregate cash balance of $3.0 million, and a short-term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006, (iii) that funds remain available under our credit facility, and (iv) that the $3.0 million convertible subordinated note will be converted into shares of our common stock prior to maturity in June 2006. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

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

(in thousands)	December 31, 2005 (as previously reported)	December 31, 2005	Fair value (as previously reported)	Fair Value
Cash and cash equivalents	$2,923	$2,984	$2,923	$2,984
Average rate	1.5%	1.5%	1.5%	1.5%

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

Disclosure Controls and Procedures.

As previously disclosed in our Original Form 10-Q Filing, as of the end of the quarter ended December 31, 2005, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (CEO) and former Chief Financial Officer (CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, Adept’s Chief Executive Officer and former Chief Financial Officer concluded that Adept’s disclosure controls and procedures were not effective in light of material weaknesses in Adept’s internal controls noted by Adept’s independent auditors, related to errors in the calculation of equity common stock equivalents and thereby earnings per share and in the calculation of stock option compensation under FAS123R.

Adept indicated that the company was in the process of reviewing internal control procedures and intended to pursue remedial actions such as more detailed procedures, redesigning certain reporting methodologies to detect errors in stock compensation reports provided by vendors, and generally increasing the automation of reports and our international subsidiary consolidation process to eliminate sources of error in the consolidations, and additional training for appropriate finance personnel to ensure all aspects of our financial statement close processes reflect full compliance with U.S. generally accepted accounting principles.

Adept also disclosed the material weakness previously identified by Adept’s former independent auditors during their performance of year-end audit procedures related to our financial statements for the year ended June 30, 2005. The material weakness related to the high number of post-closing adjustments recorded by Adept. This weakness in the communication, analysis and review elements of our financial accounting function did not allow us to provide reasonable assurance that financial information was processed and reported accurately and timely. Although Adept identified management’s belief that such material weaknesses had been remediated, Adept subsequently identified material weaknesses indicating that the remediation was not completely effective, as discussed below.

Subsequent to the issuance of the Adept’s consolidated financial statements for the period ended December 31, 2005, in connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept and its auditors identified errors in a number of accounts, primarily involving inter-company eliminations associated with its consolidation of international subsidiaries. Management initiated a comprehensive review of the company’s financial books and records, including those of all subsidiary companies, relating to the interim financial statements for each of the quarterly periods of fiscal 2006 and, where applicable, prior periods, to determine the nature and amount of the errors and the applicable periods to which they relate. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process especially the consolidation of Adept’s international foreign currency-based subsidiaries, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. In October 2006, Adept concluded that the errors in its financial statements constituted material inaccuracies in the interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006 which would require restatement. We have restated our condensed consolidated balance sheet as of December 31, 2005, our condensed consolidated statements of operations for the three and six months ended December 31, 2005, and our condensed consolidated statements of cash flows for the three and six months ended December 31, 2005. Note 17 to the Notes to Restated Condensed Consolidated Financial Statements discusses the specific adjustments made for the periods ended December 31, 2005.

Specifically, adjustments were made to address the following items relating to the interim results for the periods ended December 31, 2005:

•	Improper elimination of the profit in inventory held by international subsidiaries, which has been transferred from the U.S. resulting in overstatement of reported inventories and gross margins.

•	Improper identification and elimination of inter-company transactions and receivable/payable account balances between Adept subsidiaries.

•	Improper recording of foreign exchange transaction gains and losses.

•	Mistreatment or inconsistent re-measurement of balances denominated in foreign currencies or US dollar cash balance in foreign subsidiaries.
•	Erroneous consolidating entries for foreign subsidiaries created certain incorrect asset and liability balances within the consolidated financial statements.
•	Failure to reconcile certain accrued liability accounts, AP received not invoiced accounts, or to reconcile foreign accounts receivable general ledger balances to the accounts receivable aging.
•	Omission of intended closing/consolidation adjustments from the consolidated financial statements as certain accounts were not properly reconciled and/or reviewed in a timely manner, resulting in improper balances and incorrect period expenses.

In its subsequent re-evaluation of internal controls in the course of its review of previously issued interim financial statements, Adept’s CEO and current CFO who joined Adept in June 2006 determined that the company did not have effective disclosure controls and procedures. Further, Adept’s independent auditors, in performing their audit of the company’s fiscal 2006 financial results identified certain control deficiencies that constitute material weaknesses. The following material weaknesses in the company’s controls resulting in the errors identified above have been identified by Adept’s management or its external auditors, in the course of their first audit of Adept:

1.	Adept did not maintain effective controls over the accounting processes for its foreign subsidiaries as existing accounting information systems and related consolidation and review processes were inadequate to ensure adequate reporting of financial results.

2.	Adept did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the company’s operations and financial reporting requirements. Specifically, certain finance positions were staffed with individuals with insufficient strength in U.S. generally accepted accounting principles or there were incompatible duties being performed by staff, in particular as to accounts and transactions relating to Adept’s foreign subsidiaries.

3.	Adept failed to maintain effective controls over the completeness and accuracy of period-end financial reporting and close processes related to financial statement consolidations, inter-company eliminations and reconciliations of sub-ledger to general ledger balances.

4.	Management did not have effective review and monitoring over the period-end financial reporting and close processes related to consolidations, inter-company eliminations and reconciliations of sub-ledger to general ledger balances, and the documentation supporting activities was inadequate.

5.	Adept lacked standard procedures for the authorization and review of consolidation and post-closing journal entries.

6.	Adept did not have an adequate process for the preparation (and review) of its consolidated financial statements to ensure all accounts were properly reconciled closing/consolidating entries were recorded in a timely manner, and balance sheet reclassifications of capital lease obligations were properly made.

7.	Adept failed to properly track and document the results of its inventory cycle counting process.

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

ADEPT TECHNOLOGY, INC.

By:	/s/ Steven L. Moore
Steven L. Moore Vice President, Finance and Chief Financial Officer

Date: October 19, 2006

By:	/s/ Robert H. Bucher
Robert H. Bucher President and Chief Executive Officer

Date: October 19, 2006

INDEX TO EXHIBITS

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	2

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3

+	Filed Herewith