Form 10-Q/A
period 2006-04-01
ADEPT TECHNOLOGY INC
filed 2006-10-20
CIK 865415

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

ADEPT TECHNOLOGY, INC.

FORM 10-Q/A

EXPLANATORY NOTE

This amendment no. 1 to the quarterly report on Form 10-Q/A (“Form 10-Q/A”) of Adept Technology, Inc. (“Adept”) is being filed to amend our quarterly report on Form 10-Q for the quarter ended April 1, 2006, which was originally filed on May 16, 2006 (the “Original 10-Q Filing”). In accordance with the rules of the Securities and Exchange Commission, this Form 10-Q/A amends and restates certain information in the following sections as a result of the current restatements described below:

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

In September 2006, in the course of conducting the year end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts, primarily involving intercompany eliminations associated with the consolidation of international subsidiaries, resulting in changes to the foreign currency exchange gain (loss), cost of revenue, net income (loss) and ending balance sheet balances and other items as discussed in Note 16 to the Condensed Consolidated Financial Statements.

As a result of correcting these errors, we have restated our Condensed Consolidated Balance Sheet as of April 1, 2006, our Condensed Consolidated Statement of Operations for the three months and nine months ended April 1, 2006, and our Condensed Consolidated Statement of Cash Flows for the nine months ended April 1, 2006. We have also restated our notes to condensed consolidated financial statements as necessary to reflect the adjustments. Please see Note 16 to the Notes to Restated Condensed Consolidated Financial Statements for a discussion of the adjustments.

The Company has amended Part I Item 3. “Quantitative and Qualitative Disclosure About Market Risk” to reflect the restatement of cash and cash equivalents as of April 1, 2006.

The Company has also amended and restated Part I Item 4. “Controls and Procedures” and updated the certifications of the Chief Executive Officer and the Chief Financial Officer as of the date of this Form 10-Q/A.

This Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatement, and no attempt has been made to update other disclosures presented in our Form 10-Q for the quarter ended April 1, 2006. Accordingly, except for the foregoing information, this Form 10-Q/A continues to speak as of the filing date of the Original 10-Q Filing, and does not reflect events occurring after the date of the Original 10-Q Filing and does not update those disclosures affected by subsequent events. Forward-looking statements made in the Original 10-Q Filing have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward-looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such current restatements is unchanged and reflects the disclosures made at the time of the Original 10-Q Filing. In addition, the filing of this Form 10-Q/A shall not be deemed an admission that the Original 10-Q Filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement made therein not misleading.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(in thousands)

	April 1, 2006	June 30, 2005
	(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,456	$5,334
Accounts receivable, less allowance for doubtful accounts of $514 at April 1, 2006 and $754 at June 30, 2005	14,759	11,184
Inventories, net	9,524	10,201
Other current assets	624	642

Total current assets	27,363	27,361
Property and equipment at cost	11,236	10,112
Less accumulated depreciation and amortization	(9,235)	(8,869)

Property and equipment, net	2,001	1,243
Goodwill	3,176	3,176
Other intangible assets, net	83	228
Other assets	215	201

Total assets	$32,838	$32,209

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Subordinated convertible note	$—	$3,000
Accounts payable	6,746	6,916
Accrued payroll and related expenses	2,114	1,501
Accrued warranty expenses	1,800	2,040
Deferred revenue and accrued restructuring expenses	98	82
Other accrued liabilities	652	727

Total current liabilities	11,410	14,266
Long-term liabilities:
Other long-term liabilities	216	242

Total liabilities	11,626	14,508

Stockholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 and 14,000 shares authorized, 6,838 and 6,137 shares issued and outstanding at April 1, 2006 and June 30, 2005, respectively	148,140	144,183
Accumulated deficit:	(126,928)	(126,482)

Total stockholders’ equity	21,212	17,701

Total liabilities and stockholders’ equity	$32,838	$32,209

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(as restated)		(as restated)
Revenues	$15,074	$13,025	$42,694	$36,103
Cost of revenues	8,241	7,061	22,493	19,349

Gross margin	6,833	5,964	20,201	16,754
Operating expenses:
Research, development and engineering	1,741	1,787	5,380	5,008
Selling, general and administrative	4,830	3,817	14,848	11,453
Restructuring charge (reversal), net	—	—	—	(33)
Amortization of intangible assets	49	49	146	146

Total operating expenses	6,620	5,653	20,374	16,574

Operating income (loss)	213	311	(173)	180
Interest expense, net	(17)	(58)	(65)	(133)
Foreign currency exchange gain (loss)	(17)	50	(206)	374

Income (loss) before income taxes	179	303	(444)	421
Provision for income taxes	7	11	2	29

Net income (loss)	$172	$292	$(446)	$392

Basic income (loss) per share	$0.03	$0.05	$(0.07)	$0.06

Diluted income (loss) per share	$0.02	$0.05	$(0.07)	$0.06

Number of shares used in computing basic per share amounts	6,414	6,124	6,237	6,046

Number of shares used in computing diluted per share amounts	7,092	6,246	6,237	6,154

Reflects the one-for-five reverse stock split by Adept effective February 25, 2005

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited)

(in thousands)

	Nine months ended
	April 1,	April 2,
	2006	2005
	(as restated)
Operating activities
Net income (loss)	$(446)	$392
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	682	679
Stock compensation	641	—
Amortization of intangibles	146	146
Non-cash interest expense	120	135
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,575)	1,166
Inventories, net	676	(2,469)
Other current assets	18	(253)
Other assets	(14)	2
Accounts payable	(170)	38
Other accrued liabilities and deferred revenues	194	(1,490)
Accrued restructuring expenses	—	(165)
Other long-term liabilities	(26)	115

Net cash used in operating activities	(1,754)	(1,704)

Investing activities
Purchase of property and equipment	(1,197)	(661)
Capitalized software	(243)	—

Net cash used in investing activities	(1,440)	(661)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	316	772

Net cash provided by financing activities	316	772

Decrease in cash and cash equivalents	(2,878)	(1,593)
Cash and cash equivalents, beginning of period	5,334	4,957

Cash and cash equivalents, end of period	$2,456	$3,364

Cash paid during the period for:
Interest	$464	$4
Taxes	$36	$74
Supplemental Schedule of noncash investing and financing activities
The convertible subordinated note for $3.0 million was converted to 600,000 shares of common stock on February 28, 2006 pursuant to terms of the note dated August 6, 2003

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

Under the provisions of SFAS 123R we recorded $202,000 and $641,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended April 1, 2006, respectively, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards. We utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended April 1, 2006 were $5.46 and $3.34, respectively, and for the nine months ended April 1, 2006 were $4.70 and $2.95, respectively using the following assumptions.

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

As of April 1, 2006, there was $268,000 of unrecognized compensation cost related to these shares. That cost is expected to be recognized upon share vesting in the quarter ended June 30, 2006.

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

(dollars in thousands, except per share data).	Three Months Ended April 2, 2005	Nine Months Ended April 2, 2005
Net income as reported	$292	$392
Add: Employee stock compensation included in reported net income	—	—
Less: employee stock compensation under SFAS No. 123	(153)	(465)

Pro forma net income (loss)	$139	$(73)

Net income per basic share as reported	$0.05	$0.06
Pro forma net income (loss) per basic share	$0.02	$(0.01)
Net income per diluted share as reported	$0.05	$0.06
Pro forma net income (loss) per diluted share	$0.02	$(0.01)

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

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28. The total compensation costs of options granted, but not yet vested as of July 1, 2005, is expected to be recognized over the weighted average period of four years.

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

Inventories, net of reserves, are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	(in thousands)
	April 1, 2006	June 30, 2005
	(restated)
Raw materials	$3,727	$3,835
Work-in-process	1,592	2,176
Finished goods	4,205	4,190

	$9,524	$10,201

Inventory reserves for estimated obsolescence or unmarketable inventory were $2.2 million at April 1, 2006 and $2.5 million at June 30, 2005.

5.	Property and Equipment

Property and equipment are recorded at cost. We had fully-depreciated asset retirements of $316,000 during the quarter ended April 1, 2006.

The components of property and equipment are summarized as follows:

	(in thousands)
	April 1, 2006	June 30, 2005
Machinery and equipment	$3,746	$2,844
Computer equipment	5,453	5,234
Office furniture and equipment	2,037	2,034

	11,236	10,112
Accumulated depreciation and amortization	(9,235)	(8,869)

Net property and equipment	$2,001	$1,243

6.	Intangible Assets

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

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. For the nine months ended April 1, 2006, the Company conducted an analysis of existing reserves for taxes and determined that an additional income tax provision of $2,000 was determined to be required.

10.	Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. The computation of diluted net income (loss) per share for the three months and nine months ended April 1, 2006 do not include the following securities because the effect of their inclusion would be anti-dilutive: options to purchase common stock of 347,440 and 366,583, respectively.

	Three months ended		Nine months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, ,2005
(in thousands)	(restated)		(restated)
Net Income (loss)	$172	$292	$(446)	$392

Basic:
Weighted average number of shares used in computing basic per share amounts	6,414	6,124	6,237	6,046

Basic net income (loss) per share	$0.03	$0.05	$(0.07)	$0.06

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	6,414	6,124	6,237	6,046
Add: Weighted average number of dilutive potential Common stock	1,078	122	—	108

Weighted average number of common shares used in computing diluted net income (loss) per share	7,092	6,246	6,237	6,154

Diluted net income (loss) per share	$0.02	$0.05	$(0.07)	$0.06

11.	Segment Information

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

	Three months ended		Nine months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
(in thousands)	(restated)		(restated)
Revenues:
Robotics	$9,277	$8,743	$25,349	$24,599
Services and Support	5,797	4,282	17,345	11,504

Total revenues	$15,074	$13,025	$42,694	$36,103

Operating income:
Robotics	$1,102	$1,063	$2,225	$4,077
Services and Support	1,356	1,350	4,816	2,669

Segment profit	2,458	2,413	7,041	6,746
Unallocated research, development and engineering; selling; and general and administrative expenses	2,196	2,053	7,070	6,453
Restructuring (charges) reversal, net	—	—	—	(33)
Amortization of intangible assets	49	49	146	146

Operating income (loss)	213	311	(173)	180
Interest income	10	(5)	55	13
Interest expense	(27)	(53)	(120)	(146)
Foreign currency gain (loss)	(17)	50	(206)	374

Income (loss) before income taxes	$179	$303	$(444)	$421

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Nine months ended
(in thousands)	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Revenue:
United States	$5,841	$2,991	$14,093	$10,582
Germany	1,420	2,982	8,362	8,602
France	875	1,664	5,043	3,950
Switzerland	1,058	969	2,117	2,379
Other European countries	1,444	3,161	4,233	5,209
Singapore	1,519	392	4,247	1,537
All other countries	2,917	866	4,599	3,844

Total	$15,074	$13,025	$42,694	$36,103

(in thousands)	April 1, 2006	June 30, 2005
Long-lived tangible assets:
United States	$1,944	$1,231
All other countries	272	213

Total long-lived tangible assets	$2,216	$1,444

12.	Comprehensive Income

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

Translation gains (losses) resulting from the process of remeasuring foreign currency financial statements into U.S. dollars were $1,000 and $(215,200) for the three and nine months ended April 1, 2006, respectively, and $(39,100) and $13,100 for the three and nine months ended April 2, 2005, respectively. Foreign currency transaction gains (losses) were $(16,900) and $9,100 for the three and nine months ended April 1, 2006, respectively, and $89,400 and $360,600 for the three and six months ended April 2, 2005, respectively.

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

16.	Restatement of Fiscal 2006 Interim Periods

In the course of conducting the year-end consolidation of Adept’s financial results for fiscal year 2006, and in conjunction with the audit of those results, we identified various errors in a number of accounts. Specifically, adjustments were made to address the following items relating to the interim results for the three and nine months ended April 1, 2006:

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

The re-performed consolidation resulted in adjustments to: cost of revenue, foreign currency exchange gain/(loss), net income/(loss), net income/(loss) per share, cash, accounts receivable, inventories, accounts payable, accrued liabilities and stockholders equity. As a result of correcting all identified errors, we have restated our condensed consolidated balance sheet as of April 1, 2006; our condensed statements of operations for the three and nine months ended April 1, 2006; and our condensed statement of cash flows for the nine months ended April 1, 2006. As detailed below, the restatement resulted in the decrease of the previously reported net income by approximately ($1.1 million) creating a net loss of approximately ($172,000) for the three month period ended April 1, 2006. For the nine months period ended April 1, 2006 net income was reduced by ($1.9 million) creating a net loss of approximately ($446,000) compared to previously reported net income of approximately $1.4 million.

For the three month period ended April 1, 2006 material adjustments were required for the following areas: the re-computation of inventory to eliminate inter-company profit, as described above, resulted in a decrease of inventory by approximately ($892,000) and a corresponding increase in cost of revenue; inter-company accounts found to be out of balance were brought into balance resulting in part to an increase in inventory values of $818,000 and a net increase in cost of revenue of approximately ($384,000); and the correction of previously incorrect measurement of foreign currency transactions and balances affected various current asset and liability accounts and resulted in a positive income adjustment of approximately $151,000.

For the nine month period ended April 1, 2006 material adjustments were required for the following areas: the re-computation of inventory to eliminate inter-company profit, as described above, resulted in an decrease of inventory by approximately ($1.2 million) and a corresponding increase in cost of revenue; inter-company accounts found to be out of balance were brought into balance resulting in an increase in cost of revenue of approximately ($1.3 million); and the correction of previously incorrect measurement of foreign currency transactions and balances affected various current asset and liability accounts and resulted in a positive income adjustment of approximately $580,000.

CONDENSED CONSOLIDATED BALANCE SHEETS (Restated)

(in thousands)

	April 1, 2006
	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$2,146	$2,456
Accounts receivable, less allowance for doubtful accounts of $514 at April 1, 2006 and $754 at June 30, 2005	16,450	14,759
Inventories, net	9,900	9,524
Other current assets	473	624

Total current assets	28,969	27,363
Property and equipment at cost	11,236	11,236
Less accumulated depreciation and amortization	(9,235)	(9,235)

Property and equipment, net	2,001	2,001
Goodwill	3,176	3,176
Other intangible assets, net	83	83
Other assets	209	215

Total assets	$34,438	$32,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	7,073	6,746
Accrued payroll and related expenses	1,893	2,114
Accrued warranty expenses	1,800	1,800
Deferred revenue	92	98
Other accrued liabilities	259	652

Total current liabilities	11,117	11,410
Long-term liabilities:
Other long-term liabilities	216	216

Total liabilities	11,333	11,626

Stockholders’ equity:
Common stock, $0.001 par value and no par value: 19,000 shares authorized, 6,838 shares issued and outstanding at April 1, 2006	148,140	148,140
Accumulated deficit	(125,035)	(126,928)

Total stockholders’ equity	23,105	21,212

Total liabilities and stockholders’ equity	$34,438	$32,838

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated)

(unaudited)

(in thousands, except per share data)

	Three months ended April 1, 2006		Nine months Ended April 1, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenues	$15,074	$15,074	$42,694	$42,694
Cost of revenues	7,123	8,241	20,429	22,493

Gross margin	7,951	6,833	22,265	20,201
Operating expenses:
Research, development and engineering	1,741	1,741	5,380	5,380
Selling, general and administrative	4,830	4,830	14,848	14,848
Amortization of intangible assets	49	49	146	146

Total operating expenses	6,620	6,620	20,374	20,374

Operating income (loss)	1,331	213	1,891	(173)
Interest expense, net	(17)	(17)	(65)	(65)
Foreign currency exchange loss	(10)	(17)	(378)	(206)

Income (loss) before income taxes	1,304	179	1,448	(444)
Provision for income taxes	7	7	2	2

Net income (loss)	$1,297	$172	$1,446	$(446)

Basic income (loss) per share	$0.20	$0.03	$0.23	$(0.07)

Diluted income (loss) per share	$0.18	$0.02	$0.21	$(0.07)

Number of shares used in computing basic per share amounts	6,414	6,414	6,237	6,237

Number of shares used in computing diluted per share amounts	7,492	7,092	6,782	6,237

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Restated)

(unaudited)

(in thousands)

	Nine months ended April 1, 2006
	As Previously Reported	As Restated
Operating activities
Net income (loss)	$1,446	$(446)
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	682	682
Stock compensation	641	641
Amortization of intangibles	146	146
Non-cash interest expense	120	120
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,266)	(3,575)
Inventories, net	301	676
Other current assets	169	18
Other assets	(9)	(14)
Accounts payable	157	(170)
Other accrued liabilities and deferred revenues	(426)	194
Accrued restructuring expenses	—	—
Other long-term liabilities	(26)	(26)

Net cash used in operating activities	(2,065)	(1,754)

Investing activities
Purchase of property and equipment	(1,440)	(1,197)
Capitalized software	—	(243)

Net cash used in investing activities	(1,440)	(1,440)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	317	316

Net cash provided by financing activities	317	316

Decrease in cash and cash equivalents	(3,188)	(2,878)
Cash and cash equivalents, beginning of period	5,334	5,334

Cash and cash equivalents, end of period	$2,146	$2,456

Cash paid during the period for:
Interest	$464	$464
Taxes	$36	$36

Supplemental Schedule of noncash investing and financing activities
The convertible subordinated note for $3.0 million was converted to 600,000 shares of common stock on February 28, 2006 pursuant to terms of the note dated August 6, 2003

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail under the heading “Risk Factors” in the Original Form 10-Q Filing. Also, these statements represent our estimates and assumptions only as of the date of the Original Form 10-Q Filing.

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

In December 2005, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier. Adept Python Linear Modules feature fast delivery times, lower delivered costs, and reduced installation time. This new level of modularity and system level performance reduces the amount of software programming and cabling required in a workcell or a robotic system that performs a specific automation function. Historically, linear modules was a significant product line for Adept, which have experienced declining sales volumes in 2004 and 2005. Sales of the new family of linear modules reached $850,000 in the third quarter of fiscal 2006, the first full quarter since introduction, and we intend to focus on this as a growth opportunity.

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

Restatement

This Amended Quarterly Report on Form 10-Q/A includes our restated condensed consolidated financial statements as of April 1, 2006 and for the three and nine months ended April 1, 2006 resulting from the restatement more fully described in Note 16 to the Notes to Restated Condensed Consolidated Financial Statements.

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

Results of Operations

Three Months and Nine Months Ended April 1, 2006 as compared to Three and Nine Months Ended April 2, 2005

Revenues. Revenues increased by 15.7% to $15.1 million for the three months ended April 1, 2006 as compared to $13.0 million for the three months ended April 2, 2005. Revenues for the nine months ended April 1, 2006 were $42.7 million, an increase of 18.3% from revenues of $36.1 million for the nine months ended April 2, 2005. The third quarter revenue increases resulted from record sales of motion and vision controllers for both new and remanufactured Adept robots as well as robots of others, significant sales of the new Python linear modules in their first full quarter since introduction, and continued growth in Service spare parts and new products for the legacy and remanufactured robots segment. The nine month increases resulted primarily from increased sales in the Service and Support (“Service”) business segment. Robotics segment revenues increased modestly in the first nine months due to continuing sales of 4-axis Cobra robots and improving sales of the new linear modules and controllers; partially offset by reduced revenues from vision software. The Service segment benefited from very substantial growth in revenues compared to prior periods from the sale of remanufactured robots.

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

Gross Margin. Gross margin as a percentage of revenues was 45.3% for the three months ended April 1, 2006 compared to 45.8% for three months ended April 2, 2005. Gross margin as a percentage of revenues was 47.3% for the nine months ended April 1, 2006, compared to 46.4% for the nine months ended April 2, 2005. The gross margin decline for the three month period resulted from Adept’s change in its overhead absorption methodology from one that was materials based only to a balanced methodology considering both labor and materials resulting in a one-time charge to cost of revenues of approximately $300,000. The gross margin improvement for the nine-month period resulted from a sales mix favoring higher margin products, notably the shift to MotionBlox controllers and imbedded software, as well as the new linear modules and remanufactured robots. Other factors contributing to increased margins include the increased volume throughput, improved robot component designs that achieve the same functionality at reduced cost, increased outsourcing of robot subassemblies. Over the past several years, we have aggressively sought to outsource those processes where we provide little or no additional manufacturing value. The improvements in production volumes combined with the lower fixed overhead expense resulted in lower unit standard costs and higher corresponding gross margins. We could, however, experience significant fluctuations in our gross margin percentage due to changes in volume, changes in availability of components, changes in product configuration, increased price based competition, and/or changes in sales mix.

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

Research and development costs are expensed as incurred, except that software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a working model. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. Adept’s software capitalization, which commenced in the second quarter of fiscal 2006, now totals $243,000, and amortization has not yet begun.

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

Operating Income. Operating income (loss) was $213,000 and $(173,000) for the three and nine months ended April 1, 2006, respectively, as compared with operating income of $311,000 and $180,000 for the three and nine months ended April 2, 2005, respectively. Effective July 1, 2005, Adept adopted the provisions of FAS 123R, which requires the recognition of the fair value of stock-based employee compensation as an expense in the calculation of net income, and this had a significant impact on operating income. The fair value of stock-based employee compensation received only footnote disclosure in fiscal 2005 (see Note 2 to the Notes to Restated Condensed Consolidated Financial Statements).

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

Under the provisions of SFAS 123R we recorded $202,000 and $641,000 of stock-based compensation expense on our unaudited condensed consolidated statement of operations for the three and nine months ended April 1, 2006, respectively, for our stock plans and ESPP. We did not record an income-tax benefit for the stock compensation expense because of the extent of our net operating loss carryforwards.

As of April 1, 2006, there was $660,000 of total unrecognized compensation cost related to nonvested stock options granted and outstanding. That cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.4 years. In addition, as of April 1, 2006, there was $268,000 of unrecognized compensation cost related to nonvested restricted stock grants. That cost is expected to be recognized upon share vesting in the quarter ended June 30, 2006.

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

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain (loss) was $(17,000) for the three months ended April 1, 2006 compared to a gain of $50,000 for the three months ended April 2, 2005. Foreign currency exchange gain (loss) was $(206,000) for the nine months ended April 1, 2006 compared to a gain of $374,000 for the nine months ended April 2, 2005. These foreign currency exchange gains and losses resulted primarily from our sales and operating activities in Europe and movements in the Euro versus the U.S. Dollar. The dollar has generally strengthened compared with the Euro during fiscal 2006, which led to the losses we experienced in the first three and nine months. By contrast, the dollar generally weakened compared with the Euro during fiscal 2005, resulting in the gains we recorded in the first three and nine months. In the past we included foreign currency exchange gains or losses in selling, general and administrative expenses, but beginning in the second quarter of fiscal 2005, we classified foreign currency gains or losses as a separate line item in the income statement.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. We have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, and an analysis of our existing reserves for taxes led us to make a $2,000 provision for taxes since the beginning of fiscal 2006 and expect this provision to be modest for all of fiscal 2006.

Liquidity and Capital Resources

Cash and Cash Equivalents. The cash and short-term investment balance at April 1, 2006 was $2.5 million as compared with $5.3 million at June 30, 2005 and $3.0 million at January 1, 2006. Cash declined during the quarter for several reasons, among them the increased sales levels leading to increased receivables, the need to pay certain key suppliers earlier than past practice, and payment of accrued interest on a convertible note that the noteholder converted prior to its scheduled maturity date. Approximately two-thirds of our sales come from international sales. Collection times on international sales are longer because of longer delivery times, time required to clear customs, and generally slower payment patterns in some international markets. We are increasing our collection efforts and will be adding collection resources geographically closer to our customers to accelerate our international collections.

For the nine months ended April 1, 2006, net cash used in operating activities of $1,754,000 was attributable primarily to an increase in accounts receivable of $3,575,000, partially offset by decreases in inventory and prepaid expenses, net loss of approximately $446,000, depreciation and amortization of $828,000, and non-cash stock compensation charges of $641,000 relating to the fair value of stock option grants and share purchases under our employee stock purchase plan.

Cash used in investing activities of $1,440,000 reflects capital expenditures primarily for test equipment; test stations; capitalized software; and computer hardware and software.

Cash provided by financing activities of $316,000 reflects activity in our employee stock purchase program as well as stock option exercises.

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances held outside the United States, although this portion is estimated to be less than $500,000. As of April 1, 2006, we had an aggregate cash balance of $2.5 million and a short term receivables financing credit facility of up to $5.0 million, with no outstanding balance at quarter-end. We currently depend on funds generated from operating activities, plus our cash and the funds available through our credit facility to meet our operating requirements. As a result, if any of our assumptions, some of which are described below, are incorrect, we may have difficulty satisfying our obligations in a timely manner. Our ability to effectively operate and grow our business is predicated upon certain assumptions, including (i) that we will receive continued timely payment of outstanding receivables and not otherwise experience severe cyclical swings in our billings and associated receipts resulting in a shortfall of cash available for our disbursements during any given quarter, (ii) that we will not incur significant unplanned capital expenditures for the balance of fiscal 2006 and early fiscal 2007, and (iii) that funds remain available under our credit facility. We believe our sources of funds will be sufficient to finance our operations for at least the next twelve months, and if necessary we will take various actions to reduce our operating expenses in an effort to achieve that result.

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

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $10.8 million, plus 50% of all consideration received by Adept for equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 50% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. Silicon Valley Bank has waived any default arising from the convenant prohibiting payment of subordinated debt in connection with the repayment of accrued interest on Adept’s $3.0 million convertible subordinated note. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. The Loan and Security Agreement expires on June 15, 2006, and Adept is in discussions with SVB about extending the facility. The Company expects that it will successfully complete the discussions with SVB or will enter into a similar credit facility with another institution.

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

(in thousands)	April 1, 2006 (as originally reported)	April 1, 2006 (as restated)	Fair Value (as originally reported)	Fair Value (as restated)
Cash and cash equivalents	$2,146	$2,456	$2,146	$2,456
Average rate	1.9%	1.9%	1.9%	1.9%

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

Disclosure Controls and Procedures

As previously disclosed in our Original Form 10-Q Filing, as of the end of the quarter ended April 1, 2006, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (CEO) and former Chief Financial Officer (CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, Adept’s Chief Executive Officer and former Chief Financial Officer concluded that, as of April 1, 2006, Adept’s disclosure controls and procedures were effective. As further discussed below, Adept’s CEO and current CFO who joined Adept in June 2006, subsequently determined that Adept’s disclosure controls and procedures were not effective as of the end of the company’s quarter ended April 1, 2006.

Adept also disclosed that during and after the quarter ended April 1, 2006, the company made certain improvements to its internal controls, in part to remedy control deficiencies reported for prior periods. The material weaknesses disclosed for the quarter ended December 31, 2005, related to errors in the calculation of equity common stock equivalents and thereby earnings per share and in the calculation of stock-based compensation under FAS123R. We modified our controls during the third quarter to address these deficiencies which modifications included development of reliable FAS 123R stock option and ESPP reports by our outside equity valuations provider with Adept’s input and development of a policy and spreadsheet models implementing the treasury stock method for the computation of diluted shares for accurate reporting of diluted earnings per share. As a result of these measures, Adept management stated its belief that such matters had been remediated.

Adept also disclosed that for the quarter ended October 1, 2005, we disclosed a material weakness related to errors in the calculation of inventory reserves, for which it continued to develop a system-driven excess and obsolete (E&O) inventory report in our Enterprise Resource Planning System to be completed by fiscal year end. In the interim, the company required that several levels of finance and operational management review the E&O reserves spreadsheet and sign off on its accuracy, to prevent human errors arising from lack of multiple reviews which were the basis for this material weakness. Adept management stated its belief that such measures remedy the material weakness relating to calculation of inventory reserves. Current Adept management did not identify a control deficiency with respect to calculation of inventory reserves in connection with its year end audit and related review of disclosure controls and procedures.

Subsequent to the issuance of the Adept’s consolidated financial statements for the period ended April 1, 2006, in connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept and its auditors identified errors in a number of accounts, primarily involving inter-company eliminations associated with its consolidation of international subsidiaries. Management initiated a comprehensive review of the company’s financial books and records, including those of all subsidiary companies, relating to the interim financial statements for each of the quarterly periods of fiscal 2006 and, where applicable, prior periods, to determine the nature and amount of the errors and the applicable periods to which they relate. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process especially the consolidation of Adept’s international foreign currency-based subsidiaries, the company determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. In October 2006, Adept concluded that the errors in its financial statements constituted material inaccuracies in the interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006 which would require restatement. We have restated our condensed consolidated balance sheet as of April 1, 2006, our condensed consolidated statements of operations for the three and nine months ended April 1, 2006, and our condensed consolidated statements of cash flows for the three and nine months ended April 1, 2006. Note 16 to the Notes to Restated Condensed Consolidated Financial Statements discuss the specific adjustments made for the periods ended April 1, 2006.

Specifically, adjustments were made to address the following items relating to the interim results for the periods ended April 1, 2006:

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

In its subsequent re-evaluation of internal controls in the course of its review of previously issued interim financial statements, Adept’s CEO and current CFO determined that the company did not have effective disclosure controls and procedures. Further, Adept’s independent auditors, in performing their audit of the company’s fiscal 2006 financial results identified certain control deficiencies that constitute material weaknesses. The following material weaknesses in the company’s controls resulting in the errors identified above have been identified by Adept’s management or its external auditors, in the course of their first audit of Adept:

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

ADEPT TECHNOLOGY, INC.

Date: October 20, 2006	By:	/s/ Steven L. Moore
Steven L. Moore
Vice President, Finance and
Chief Financial Officer

Date: October 20, 2006	By:	/s/ Robert H. Bucher
Robert H. Bucher
President and
Chief Executive Officer

INDEX TO EXHIBITS

31.1 +	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2 +	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	2

32.1 +	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3

+	Filed Herewith