Form 10-Q
period 2006-09-30
ADEPT TECHNOLOGY INC
filed 2006-11-14
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the Registrant’s common stock outstanding as of November 10, 2006 was 7,644,057.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,630	$10,062
Short-term investments	7,887	3,995
Accounts receivable, less allowance for doubtful accounts of $688 at September 30, 2006 and $467 at June 30, 2006	12,377	11,591
Inventories, net	12,008	11,600
Other current assets	534	439

Total current assets	35,436	37,687

Property and equipment, net	2,829	2,596
Goodwill	3,176	3,176
Other intangible assets, net	—	34
Other assets	229	199

Total assets	$41,670	$43,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,162	6,952

Accrued payroll and related expenses	2,008	1,719
Accrued warranty expenses	1,450	1,638
Deferred revenue	202	3
Other accrued liabilities	194	258

Total current liabilities	9,016	10,570
Long-term liabilities:
Other long-term liabilities	452	433

Total liabilities	9,468	11,003

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,605 and 7,583 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	159,073	158,633
Other cumulative comprehensive loss	(144)	—
Accumulated deficit	(126,727)	(125,944)

Total stockholders’ equity	32,202	32,689

Total liabilities and stockholders’ equity	$41,670	$43,692

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended
	September 30, 2006	October 1, 2005
Revenues	$12,743	$14,641
Cost of revenues	6,819	7,788

Gross margin	5,924	6,853

Operating expenses:
Research, development and engineering	1,721	1,902
Selling, general and administrative	5,248	5,165
Amortization of intangible assets	33	49

Total operating expenses	7,002	7,116

Operating loss	(1,078)	(263)

Interest income (expense), net	135	(28)
Foreign currency exchange gain (loss)	167	(59)

Loss before income taxes	(776)	(350)
Provision for income taxes	9	6

Net loss	$(785)	$(356)

Basic loss per share	$(0.10)	$(0.06)

Diluted loss per share	$(0.10)	$(0.06)

Number of shares used in computing basic per share amounts	7,595	6,173

Number of shares used in computing diluted per share amounts	7,595	6,173

Comprehensive loss
Net loss	(785)	(356)
Foreign currency translation adjustment	(144)	—

Total comprehensive loss	$(929)	$(356)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	September 30, 2006	October 1, 2005
Operating activities
Net loss	$(785)	$(356)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	292	131
Stock compensation	268	189
Amortization of intangibles	33	49
Non-cash interest expense	—	45
Net changes in operating assets and liabilities:
Accounts receivable, net	(717)	(3,314)
Inventories, net	(284)	616
Other current assets	(94)	258
Other assets	(32)	14
Accounts payable	(1,797)	48
Other accrued liabilities and deferred revenues	230	852
Accrued restructuring expenses	—	(6)
Other long-term liabilities	19	(26)

Net cash used in operating activities	(2,867)	(1,500)

Investing activities
Purchase of property and equipment	(335)	(451)
Capitalized software	(239)	—
Maturities of short-term investments	1,195	—
Purchase of short-term investments	(5,087)	—

Net cash used in investing activities	(4,466)	(451)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	173	146

Net cash provided by financing activities	173	146

Effect of exchange rates on cash and cash equivalents	(272)	—

Net decrease in cash and cash equivalents	(7,432)	(1,805)
Cash and cash equivalents, beginning of period	10,062	5,334

Cash and cash equivalents, end of period	$2,630	$3,529

Cash paid during the period for:
Interest	$8	$45
Taxes	$42	$31

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes to for the fiscal year ended June 30, 2006 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on October 13, 2006. The Company has restated the condensed consolidated financial statements for the three months ended October 1, 2005 in this report, consistent with amended Quarterly Report filed on Form 10-Q/A filed with the SEC on October 17, 2006. The restatement is described in Note 4. “Restatement of Fiscal 2006 Interim Periods” to the financial statements included in the Company’s Form 10-K filed with the SEC on October 13, 2006.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Therefore, actual results could differ from those estimates and could have a material impact on Adept’s consolidated financial statements, and it is possible that such changes could occur in the near term.

2. Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, certain of these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. Option awards are granted with an exercise price equal to the market price of Adept’s stock on the date of grant; and have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has one employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of September 30, 2006, there were 384,922 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 327,152 shares subject to outstanding options under the 2001 Stock Option Plan with 84,528 available for grant. Under the 2003 Stock Option Plan, there are 309,920 shares subject to outstanding options with 80,671 available for grant. The 2004 Director Option Plan has 42,000 shares subject to outstanding options with 17,709 available for grant. The 2005 Equity Incentive Plan has 400,000 shares authorized with 389,240 available for grant. Under all of these plans, for employee grants, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 30, 2005 and 2006 has been accounted for as an equity instrument. Prior to July 1, 2005, Adept followed the Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations for its stock compensation.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to the Company’s adoption of SFAS 123R.

Under the provisions of SFAS 123R, the Company recorded $268,000 and $189,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three months ended September 30, 2006 and October 1, 2005, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. No options to purchase stock under any stock option plan were granted during the first quarter of fiscal 2007. The weighted average grant-date fair values of shares subject to purchase under the ESPP for the three months ended September 30, 2006 was $4.95, using the following assumptions.

Three Months Ended September 30, 2006 Stock Purchase Plan
Average risk free interest rate	4.95%
Expected life (in years)	0.49
Expected volatility	0.63
Dividend yield	0.00%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of ESPP shares by the Company’s employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the ESPP shares.

Based on its historical experience of option cancellations prior to vesting, the Company has assumed an annualized forfeiture rate of 20% for its options. Under the true-up provisions of SFAS 123R, the Company records additional expense if the actual forfeiture rate is lower than it estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than it estimated.

A summary of stock option activity under the option plans as of September 30, 2006 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	921	$13.34
Granted	0	0.00
Exercised	(2)	7.58
Forfeited or Expired	(37)	10.23

Outstanding at September 30, 2006	882	$13.48	7.46	$3,286

Vested/Expected to Vest at September 30, 2006	784	$13.96	0.45	$3,015

Exercisable at September 30, 2006	497	$16.93	6.39	$2,034

There were no options granted during the three months ended September 30, 2006. The intrinsic value of options exercised during the three months ended September 30, 2006 was $16,116. Cash received from stock option exercises and ESPP purchases was $15,995 and $157,182, respectively, during the three months ended September 30, 2006. As of September 30, 2006, there was $812,443 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.4 years.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and 12 months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

At September 30, 2006, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	September 30, 2006	June 30 2006
	(in thousands)
Cash and cash equivalents:
Cash	$384	$3,422
Money market funds	2,246	6,640

Total cash and cash equivalents	$2,630	$10,062

Short-term investments:
Auction rate securities	$2,800	$3,003
Fixed income securities	5,087	992

Total short-term investments	$7,887	$3,995

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the three months ended September 30, 2006 and June 30, 2006.

4. Inventories

Inventories net of reserves are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of net inventory are as follows:

	September 30, 2006	June 30, 2006
	(in thousands)
Raw materials	$5,858	$5,587
Work-in-process	1,438	1,706
Finished goods	4,712	4,307

	$12,008	$11,600

Inventory reserves for estimated obsolescence or unmarketable inventory were $1.9 million at September 30, 2006 and $1.9 million at June 30, 2006.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	September 30, 2006	June 30, 2006
	(in thousands)
Machinery and equipment	$3,953	$3,653
Computer equipment	6,191	5,903
Software development costs	695	455
Office furniture and equipment	2,310	2,065

	13,149	12,076
Accumulated depreciation and amortization	(10,320)	(9,480)

Net property and equipment	$2,829	$2,596

Prior to July 1, 2006, property and equipment held outside of the U.S., along with its accumulated depreciation was translated into U.S. dollars at historical rates. Due to the utilization of local currencies as functional currencies, effective July 1, 2006, property and equipment held outside of the U.S., along with its accumulated depreciation was translated into U.S. dollars at current rates. The effect on net property and equipment was an increase of $44,000 with a credit of the same amount to other cumulative comprehensive loss. The increases to gross property and equipment and to accumulated depreciation and amortization were $223,000 and $179,000, respectively.

6. Intangible Assets

The following is a summary of the gross carrying amount and accumulated amortization, and the aggregate amortization expense related to the intangible assets subject to amortization.

	(in thousands) As of September 30, 2006
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$2,389	$(2,389)	$-0-
Non-compete agreements	380	(380)	—

Total	$2,769	$(2,769)	$-0-

The aggregate amortization expense for the three months ended September 30, 2006 totaled $33,000.

7. Warranties

The Company generally offers a two-year parts and one-year labor limited warranty for most of its hardware component products. The specific terms and conditions of those warranties are set forth in the Company’s “Terms and Conditions of Sale,” and published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability through charges to cost of revenues at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows for the three month periods ending September 30, 2006 and October 1, 2005:

	(in thousands) Three months ended
	September 30, 2006	October 1, 2005
Balance at beginning of period	$1,638	$2,040
Provision for warranties issued	293	279
Change in estimated warranty provision including expirations	(263)	—
Warranty claims	(218)	(375)

Balance at end of period	$1,450	$1,944

8. Legal Proceedings

Adept has been informed by Crosslink Capital Partners (“Crosslink”) that Crosslink believes the Company made misrepresentations regarding its financial statements relating to periods after June 2005 in the Purchase Agreement, dated June 9, 2006, entered into in connection with Adept’s $10.0 million private placement of common stock to Crosslink, and has requested compensation for such misrepresentations. Adept is discussing these assertions with Crosslink. At this time, Adept cannot estimate the outcome of such discussions, nor the amount of liability, if any, of the Company that may result therefrom.

On September 22, 2006, Adept announced the restatement of its financial statements for one or more prior interim periods. In October 2006, Adept amended its quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006. To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

Adept has in the past received communications from third parties asserting that it has infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the Company, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.

9. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the three months ended September 30, 2006, the Company recorded a provision for income taxes of $9,000 for domestic and international tax liabilities.

10. Income (Loss) per Share

Basic income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period. Diluted income per share gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting. The computation of diluted net income (loss) per share for the first quarter of fiscal 2007 does not include the following securities because the effect of their inclusion would be anti-dilutive as the Company experienced a loss for each of the periods reported: options to purchase common stock of 897,120; and warrants to purchase common stock of 1,131,112.

	Three months ended
(in thousands)	September 30, 2006	October 1, 2005
Net loss	$(785)	$(356)

Basic and diluted:
Weighted average number of shares used in computing basic per share amounts	7,595	6,173

Basic and diluted net loss per share	$(0.10)	$(0.06)

11. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its President and Chief Executive Officer, or CEO.

Adept provides intelligent robotics systems for assembly and material handling applications under two categories: (1) Robotics and (2) Services and Support.

The Robotics segment provides intelligent production automation software and hardware component products externally to customers.

The Services and Support segment provides support services to customers including: supplies of spare parts and remanufactured and new direct drive robots; providing information regarding the use of the Company’s automation equipment; assisting with the ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming geared towards manufacturing engineers who design and implement automation lines.

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

	Three months ended
(in thousands)	September 30, 2006	October 1, 2005
Revenues:
Robotics	$7,957	$8,204
Services and Support	4,786	6,437

Total revenues	$12,743	$14,641

Operating income:
Robotics	$252	$851
Services and Support	1,988	1,353

Segment profit	2,240	2,204
Unallocated research, development and engineering and general and administrative	(3,285)	(2,418)
Amortization of intangible assets	(33)	(49)

Operating income (loss)	(1,078)	(263)
Net interest income (expense)	135	(28)
Foreign currency gain (loss)	167	(59)

Income (Loss) before income taxes	$(776)	$(350)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended
(in thousands)	September 30, 2006	October 1, 2005
Revenue:
United States	$5,509	$7,844
Germany	2,636	2,313
France	1,331	1,040
Switzerland	574	813
Other European countries	1,052	1,383
Singapore	862	591
All other countries	779	657

Total	$12,743	$14,641

(in thousands)	September 30, 2006	June 30, 2006
Long-lived tangible assets:
United States	$2,728	$2,503
All other countries	330	246

Total long-lived tangible assets	$3,058	$2,749

12. Equity

During the three months ended September 30, 2006, 2,109 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 19,656 shares of common stock were issued under the Company’s employee stock purchase plan (“ESPP”). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at September 30, 2006 were 7,605,142.

13. Foreign Currency Translation

The Company applies SFAS 52, Foreign Currency Translation, with respect to its international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, Adept’s non-U.S. operations changed to using the local currencies as the functional currencies based on the determination that the company expansion of the size and functions of its international operations had changed each of their economic environments, by one or more factors, to an environment more appropriate to the local currency being the functional currency. In Europe, the company is now manufacturing locally and is thereby incurring a greater part of its costs and expenses in the local currency. Singapore has become our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. As a result, the company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $167,000 and $(59,000) for the three months ended September 30, 2006 and October 1, 2005, respectively.

14. Impact of Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48 (“FIN 48”), Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The recently issued pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	potential claims, investigations or litigation relating to our prior restatement and the strengthening of our internal controls; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in this Form 10-Q filing and in our Annual Report on Form 10-K filed on October 13, 2006. The statements made in this report represent our estimates and assumptions only as of the date of this report.

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

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems and application software, which we sell standalone or in combination with our own vision-guidance technology and/or third party robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide robotics services and support for both our own customers and the installed base of other third party providers, which provides us with additional opportunities for revenue growth. We sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Through direct sales to companies, OEMs and via our systems integrators, we provide a suite of cost-effective robotics systems and services to the consumer and computer electronics, disk drive, machine tool automation, automotive electronics, food, consumer goods, medical devices and pharmaceuticals industries. Product revenue is comprised of sales of new systems, components, software and parts, and excludes revenue from training, consulting, and field service activities such as maintenance, repair, and system modifications. Mix of products sold varies considerably from period to period due to a variety of market and economic factors.

In recent years, we have expanded our robot product lines and developed advanced software and sensing technologies that have enabled robots to perform a wider range of functions. Adept’s 4-axis SCARA (Selective

Compliance Assembly Robot Arm) robots are designed for a broad range of basic applications that otherwise utilize dedicated automation or manual labor. This technology is fundamental to our business and we have recently developed and launched new SCARA products.

In response to the market need for a 6-axis robot that combines speed, flexibility and precision, in April 2005, we expanded our product portfolio to include the Adept Viper robot family, a line of 6-axis articulated robots designed specifically for precision assembly applications, such as small part assembly and material handling manufacturing.

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

Over the last several years, we have also focused on a strategy to leverage growth opportunities in the robotics market by building a service and support business. We have designed our core motion controller to work with multiple brands of robots currently being sold by Adept and other providers, as well as with multiple brands of robot mechanisms already installed in various automation environments. As a consequence, we are in a position to sell our motion controller into most of the installed base of compatible robot mechanisms when a controller update or upgrade is required. We use a combination of competitive selling and cooperative agreements to gain access to the customer bases of third party providers.

Over the last two years, Adept has taken a series of steps to strengthen our operational performance and to enhance our ability to serve our customers in Europe and in Asia. We moved a portion of our manufacturing operations to Dortmund, Germany to better address the European market; we implemented a more flexible supply chain; and we have expanded our field capabilities for both sales and services. The primary focus of the supply chain and field initiatives was to provide more local focus within each sales region, so that we are able to ship product more quickly, respond in the local language of our customers and provide better support through the sales and service cycles to our customers. Although services revenue was comparatively down during the first quarter of fiscal 2007, we believe the improvements in our operating performance and in our services revenues over the last two years are a result of these actions.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-month period ended September 30, 2006. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 30, 2006. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2006.

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

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	capitalization of software development costs;

•	deferred tax valuation allowance;

•	foreign currency exchange gain (loss);

•	goodwill; and

•	valuation of stock-based compensation awards.

Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. A small portion of our revenues arises from sales of software. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of a non-cancelable arrangements exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and management’s best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, generally 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

Adept sells two separate and distinct categories of software: (1) software elements within our robot and controller products, and (2) standalone software consisting primarily of Hexsight, a library of machine vision software tools. The software elements within Adept’s products are not sold separately nor are they marketed as separate product offerings to our customers. Our robots and controllers have features that are enabled or enhanced through the use of the software enabling tools and other software elements. Our software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. Adept believes that the software component of our products is incidental to our products and services taken as a whole. As a result, we recognize software revenue related to product sales in accordance with SAB 104.

We recognize stand-alone software revenue in accordance with the SOP 97-2, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not affect the revenue recognition for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which we have invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with GAAP as reflected in the SAB 100 pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (material and labor) required to bring the robots up to standard using work orders. This revenue stream and associated costs are included within the Services and Support segment.

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

Warranties. Our warranty policy is included in our Terms of Sale and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

Capitalization of Software Development Costs. We capitalize certain software development costs in accordance with SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed 3 years.

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

Foreign Currency Exchange Gain (Loss). The Company applies SFAS 52, Foreign Currency Translation, with respect to our international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, Adept’s non-U.S. operations changed to using the local currencies as the functional currencies based on the determination that the company expansion of the size and functions of our international operations had changed each of their economic environments, by one or more factors, to an environment more appropriate to the local currency being the functional currency. In Europe, the company is now manufacturing locally and thereby incurring a greater part of our costs and expenses in the local currency. Singapore has become the our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. As a result, the company’s foreign subsidiary’s balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently apply a hedging strategy against our currency positions as defined under FAS 133, Accounting for Derivative Instruments and Hedging Activities.

Goodwill. The carrying value of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Our impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future sales and production volumes, revenue and expense growth rates, changes in working capital use, foreign exchange rates and selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the reporting unit. We test our intangible assets annually on April 1 unless there are indications during an interim period that such assets may have become impaired. We use our judgment in assessing whether intangible assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.

Valuation of Stock-Based Compensation Awards. We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. Under SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior with respect to option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

Results of Operations

Revenues. Revenues decreased by 13.0% to $12.7 million for the three months ended September 30, 2006, as compared to $14.6 million for the three months ended October 1, 2005. This decrease resulted primarily from lower sales of remanufactured robots to disk drive manufacturers in the U.S. and Asia, along with reduced sales of robots and components to automotive component manufacturers in the U.S. This decrease was partially offset by increased sales of Viper robots and control systems, including vision guidance systems, for high-speed packaging applications in the food and life sciences markets.

In terms of our business segments, Robotics revenues decreased 3.0% to $8.0 million for the three months ended September 30, 2006, from $8.2 million for the three months ended October 1, 2005. Services and Support revenues were $4.8 million for the three months ended September 30, 2006, decreasing 25.6% from $6.4 million for the three months ended October 1, 2005.

Our domestic sales were $5.5 million for the three months ended September 30, 2006, compared to $7.8 million for the three months ended October 1, 2005, a decrease of 29.5%. This decrease in domestic sales primarily resulted from lower orders from automotive component manufacturers for our Cobra robots and related accessories, as well as a decrease in sales of remanufactured robots to disk drive manufacturers. A significant portion of our U.S. revenue includes product sales for end user customers actually located in Asia and Europe, although our point of sale is within the U.S. This is especially true for the disk drive market, where capital spending has been deferred for the past several months due to the merger of two major companies in the disk drive industry. Our international sales were $7.2 million for the three months ended September 30, 2006, up 5.9% from $6.8 million for the comparable period in fiscal 2005.

Gross Margin. Gross margin as a percentage of revenues was 46.5% for the three months ended September 30, 2006, compared to 46.8% for the three months ended October 1, 2005. The small comparative gross margin decline in the 2006 period principally resulted from a lower mix of service sales (including remanufactured robots), which generally report higher margin relative to robotic sales, partially offset by a more favorable mix within robotic sales of control products, especially control systems incorporating vision software.

Research, Development and Engineering Expenses. Research, development and engineering expenses for the three months ended September 30, 2006 decreased by 9.5% to $1.7 million, or 13.5% of revenues, from $1.9 million, or 13.0% of revenues for the three months ended October 1, 2005. The decrease in research and development expense was due primarily to $239,000 in software capitalization costs for the quarter ended September 30, 2006 compared with no capitalization for the quarter ended October 1, 2005.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.2 million, or 41.2% of revenues, for the three months ended September 30, 2006, essentially unchanged from $5.2 million, representing 35.3% of revenues for the three months ended October 1, 2005.

Interest Income (Expense), Net. Interest income, net of interest (expense), was $135,000 for the three months ended September 30, 2006 compared to $(28,000) for the three months ended October 1, 2005. Interest expense for the three month period ended October 1, 2005 included interest expense accrued on a $3.0 million convertible note. The note holder elected in February 2006 to convert all of the outstanding principal balance of $3,000,000 into 600,000 shares of Adept common stock at an exercise price of $5.00 per share.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain was $167,000 for the three months ended September 30, 2006 compared to a loss of $(59,000) for the three months ended October 1, 2005. Foreign currency exchange gains and losses resulted primarily from remittances from our sales and operating activities in Europe and the strengthening of the euro versus the U.S. dollar exchange rates for the reported periods.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. While we have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, we recorded a modest provision for minimum taxes owed and which may not be so covered in the first quarters of fiscal 2007 and 2006.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investment decreased $3.5 million from June 30, 2006 to $10.5 million. Net cash used in operating activities of $2.9 million was mainly attributable to a decrease in accounts payable of $1.8 million and an increase in accounts receivable of $717,000, partially offset by increases in other accrued liabilities. Other items affecting the operating cash flows were a net loss of $785,000, augmented by non-cash charges including depreciation and amortization of $326,000 and non-cash, stock-related compensation charges of $268,000.

Cash used in investing activities of $4.5 million reflects the net movement of cash and cash equivalents into short-term investments of $3.9 million. We also made capital expenditures of $335,000, primarily in demonstration equipment and equipment used in the assembly and test of our products. We further capitalized $239,000 in software development costs during the first quarter of fiscal 2007.

Cash provided by financing activities of $173,000 reflects activity in our employee stock purchase program as well as stock option exercises.

Effective August 15, 2006, Adept entered into an Amendment to Loan Documents referred to as the Amendment with Silicon Valley Bank or SVB, which effectively extended and increased Adept’s line of credit with SVB. The Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any over-advance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of overadvance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least 19.0 million, plus 40% of all consideration received by Adept for any equity securities and subordinated debt of Adept issued subsequent to the date of the Loan and Security Agreement, plus 25% of Adept’s net income in each fiscal quarter ending after the date of the agreement. Other covenants with which Adept must comply, include, but are not limited to, maintenance of accurate records and GAAP reporting, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of our subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral.

Pursuant to the Amendment, the SVB loans will mature on August 14, 2007. Adept believes that it is in compliance with the covenants under the Loan and Security Agreement as of the date of the filing of this Quarterly Report on Form 10-Q.

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of common stock for aggregate consideration of $10 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the Financing).

The Purchase Agreement includes certain representations and warranties, covenants and agreements of Adept in connection with the private placement of stock, including retaining corporate existence, NASDAQ listing and reporting status. In connection with the Financing, we granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of our outstanding stock, certain inspection rights of Adept company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and agreed to pay for certain expenses of Crosslink up to $35,000 incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, we have registered the shares we sold for resale to the public, and these shares could be sold with little restriction. We must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where we determine in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in our best interest.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, (“FIN 48”), Accounting for Income Tax Uncertainties. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The recently issued pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

FIN 48 will become effective for Adept beginning in fiscal 2008. Any differences between the amount recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative effect adjustment, and recorded to the beginning balance of retained earnings. We are currently evaluating the potential impact of the implementation of FIN 48 on our financial position and operational results.

Contractual Obligations

Total operating lease and capital lease obligations at September 30, 2006 were $8.7 million, which consists of $8.3 million in operating lease obligations and $0.4 million in capital lease obligations. A summary of our contractual obligations, including operating lease and capital lease obligations as of September 30, 2006 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$8,341	$1,555	$3,306	$2,792	$688
Capital lease obligations	371	109	251	11	—

Total operating lease and capital lease obligations	$8,712	$1,664	$3,557	$2,803	$688

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

(in thousands)	September 30, 2006	Fair Value
Cash and cash equivalents	$2,630	$2,630
Average rate	1.8%	1.8%

Short-Term Securities	$7,887	$7,887
Average rate	5.3%	5.3%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 30, 2006, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”) who joined Adept in June 2006, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures designed under the supervision of Adept’s CEO and former chief financial officers pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures were not effective, because of the material weaknesses in our internal controls over financial reporting discussed below.

Restatements of Fiscal 2006 Interim Periods

In connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which occurred during the quarter ended September 30, 2006, Adept and our auditors identified errors in a number of accounts, primarily involving intercompany eliminations associated with our consolidation of international subsidiaries. Management initiated a comprehensive review of Adept’s financial books and records, including those of all subsidiary companies, relating to certain historical financial statements.

As part of this review, conducted under the direction of senior management with involvement of the Audit Committee of the Board of Directors, we thoroughly examined our financial reporting consolidation and elimination process. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process, we determined that it was necessary to essentially re-perform the consolidation of the financial statements for the interim periods of fiscal 2006. In October 2006, we concluded that the errors in our financial statements constituted material inaccuracies in the interim financial statements for the quarters ended October 1, 2005, December 31, 2005 and April 1, 2006 which required restatement, as further described in our fiscal 2006 Annual Report on Form 10-K, in Note 4 to the Notes to consolidated financial statements “Restatements of 2006 Quarterly Results”.

In addition to the conclusions of our CEO and CFO regarding Adept’s disclosure controls and procedures, our independent auditors, in performing their audit of our fiscal 2006 financial results, identified certain control deficiencies that constitute material weaknesses, some of which were orally reiterated during the course of the auditors’ review of our unaudited financial statements for the quarter ended September 30, 2006, as discussed below. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses in our controls resulting in the errors identified above have been identified by our management or our external auditor, in the course of their first audit of Adept for the fiscal 2006 financial statements during the quarter ended September 30, 2006, for which our remediation was not completed as of the end of our first quarter of fiscal 2007:

1.	We did not maintain effective controls over the accounting processes for our foreign subsidiaries as existing accounting information systems and related consolidation and review processes were inadequate to ensure adequate reporting of financial results.

2.	We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our operations and financial reporting requirements. Specifically, certain finance positions were staffed with individuals with insufficient strength in U.S. generally accepted accounting principles or there were incompatible duties being performed by staff, in particular as to accounts and transactions relating to Adept’s foreign subsidiaries.

3.	We failed to maintain effective controls over the completeness and accuracy of period-end financial reporting and close processes related to financial statement consolidations, intercompany eliminations and reconciliations of sub-ledger to general ledger balances.

4.	Management did not have effective review and monitoring over the period-end financial reporting and close processes related to consolidations, intercompany eliminations and reconciliations of sub-ledger to general ledger balances, and the documentation supporting activities was inadequate.

5.	We lacked standard procedures for the authorization and review of consolidation and post-closing journal entries.

6.	We did not have an adequate process for the preparation (and review) of our consolidated financial statements to ensure all accounts were properly reconciled closing/consolidating entries were recorded in a timely manner, and balance sheet reclassifications of capital lease obligations were properly made.

7.	We failed to properly track and document the results of our inventory cycle counting process.

Remediation Measures

During and after the quarter ended September 30, 2006 and in connection with the preparation of this Quarterly Report on Form 10-Q, we have identified and are beginning to implement, as further specified below, certain changes and procedures in an effort to improve the effectiveness of our internal control over financial reporting, in part to remedy control deficiencies reported for prior periods and the restatement items discussed above, and are continuing to evaluate improvements which may be necessary. In general, these measures generally include, without limitation, (i) making personnel and organizational changes to improve communications and reporting, (ii) executing the company’s plan for improved IT systems to standardize numerous processes; (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures. More specifically, measures to strengthen internal control over financial reporting which we have identified for implementation include:

•	Reorganizing the accounting function and active recruitment and hiring of additional personnel for the finance organization, in particular, individuals with expertise in international consolidations, U.S. GAAP accounting, and internal control over financial reporting matters;

•	Establishing a process for effective review and monitoring of inputs into the consolidation;

•	A review of the software tools utilized within the accounting, consolidation and reporting processes with the goal of standardizing tools and processes for each of the company’s subsidiaries;

•	Establishing a review process which includes mandatory sign-off, by both financial and non-financial personnel, of the financial statements for each subsidiary prior to consolidation;

•	Enhancing review and sign off procedures for month-end journal entries and analyses used in the preparation of financial statements; and

•	Establishing an independent review of adjusting closing consolidation and intercompany elimination entries, exceeding specified amounts, by the CFO and Corporate Controller.

Specific elements of these remediation measures that have begun to be implemented during and since the first quarter include hiring of personnel with specific capabilities for the finance organization and establishing the following processes: (i) review, by the Corporate Controller and his staff, of Adept’s subsidiary’s financial information, prior to the input of that information into the corporate consolidation system, and (ii) review of all adjusting consolidation and intercompany elimination entries are reviewed by the Corporate Controller and CFO.

We will continue to review our internal controls and may identify other measures for implementation in connection with the weaknesses identified above or otherwise. The process of designing and implementing effective controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of identified control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Adept has been informed by Crosslink Capital Partners (“Crosslink”) that Crosslink believes the Company made misrepresentations regarding Adept’s financial statements relating to periods after June 2005 in the Purchase Agreement, dated June 9, 2006, entered into in connection with Adept’s $10.0 million private placement of common stock to Crosslink, and has requested compensation for such misrepresentations. Adept is discussing these assertions with Crosslink. At this time, Adept cannot estimate these discussions, nor the amount of liability, if any, of the Company that may result therefrom.

On September 22, 2006, Adept announced the restatement of our financial statements for one or more prior interim periods. In October 2006, Adept amended our quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006. To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

From time to time, the company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. The company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

Adept has in the past received communications from third parties asserting that it has infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the company, the company believes the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below and the other cautionary statements and risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2006, this Quarterly Report on Form 10-Q and in our other filings with the SEC. There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K, except for the risk factors included below, which risk factors supersede the description of the specific risk factors relating to the same subject matter previously disclosed in our Annual Report on Form 10-K:

Risks Related to Our Business

We have identified material weaknesses in our internal controls and have restated certain historical financial statements. If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future, which could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. In connection with the consolidation of our fiscal 2006 financial results, we identified a number of errors, primarily involving intercompany eliminations associated with our international subsidiaries, reflecting material weaknesses in our internal controls. Accordingly, during the fiscal 2006 audit, our external auditors identified certain material weaknesses, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Adept completed amendments to our periodic reports to restate certain prior interim financial statements of fiscal 2006. We may be subject to claims, regulatory investigation, sanctions and/or litigation as a result of such restatements. We are also addressing remediation of our internal controls and disclosure controls, as discussed under Item 4. titled “Controls and Procedures” but have not completed such remediation at the time of filing this Quarterly Reported on Form 10-Q. Inadequate internal controls could lead to future restatements or impair our ability to timely file our future periodic reports with the SEC, all of which could subject us to regulation sanctions or litigation. To prepare for compliance with Section 404, which for the company under current regulations will be required as of June 30, 2008, we have undertaken certain actions including the adoption of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. The remedied actions mentioned above and these actions have resulted in and are likely to continue to result in increased and significant expense, and have required and are likely to continue to require significant efforts by management and other employees. Failure to successfully complete such actions would subject us to adverse actions by the SEC, NASDAQ and possibly litigation. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls and disclosure controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls and disclosure controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train, motivate and retain qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products, in addition to our ability to meet our requirements as a public company. We have recently experienced significant changes in our management, including hiring a new Chief Financial Officer (CFO) in June 2006 and changes in the last two years with respect to several other of our executive officers, and have not completed our succession planning with respect to our existing Chief Executive Officer (CEO). In 2004, we reorganized management and have since had turnover in management team personnel, which will require us to identify appropriate replacements for these roles. We reduced headcount in connection with our restructurings in prior fiscal years and made changes in other senior personnel, which changes, taken with our more recent management changes, may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. In connection with the strengthening of our internal controls over financial reporting, we have hired and intend to hire additional qualified individuals for our finance organization, and their engagement and retention is critical to this endeavor. Other than our CEO’s and CFO’s offer letter which include certain limited change of control severance if terminated, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our management.

Risks Related to our Stock

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options and warrants in the public market, and the concentration of our equity ownership by a small number of stockholders, could adversely affect the liquidity of Adept securities and the prevailing market price of our common stock.

We had an aggregate of 7,630,294 shares of common stock outstanding in November 2006 shortly before the filing of this Quarterly Report on Form 10-Q. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections, and these warrants could be exercised at any time. These investors beneficially own a substantial portion of our total outstanding equity securities, and these investors along with very few other stockholders together control the substantial majority of our outstanding common stock, which may affect the trading market for our stock, and also the results of the outcome of any matter upon which stockholders must vote or otherwise participate. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing and Adept’s 2006 financing. The selling security holders from the financings included in the registration statements may offer up to an aggregate of approximately 5.0 million shares of our common stock, including more than 1.1 million shares of which are not currently outstanding but may be in the future.

Additionally, at September 30, 2006, options to purchase approximately 882,184 shares of our common stock were outstanding under our equity compensation plans, and an additional 572,148 shares of common stock were reserved for future grant and issuance under such plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans generally will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing stockholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results, including as a result of compensation expense required by SFAS 123R and currency exchange fluctuations, and restatements of historical financial statements;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on NASDAQ or other exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation or claims regarding our restatement, proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including as a result of our 2003 and 2006 financings.

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

In the past, securities class action and other litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, which are involved in rapidly changing markets, are particularly subject to this risk. Although our financial results have improved, we incurred net operating losses in recent fiscal years and our stock price remains volatile. Additionally, on September 22, 2006, Adept announced the restatement of our financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. In October 2006, Adept filed amended quarterly reports for the first three quarters of fiscal 2006 which reflect such restatements. To date, there has been no litigation commenced with respect to the restatement matters or other matter of such announcement; however, Crosslink, an investor in Adept, has orally alleged breach of the representations made by Adept with respect to certain financial statements in the purchase agreement for Crosslink’s June 2006 investment in Adept and sought compensation for such breach. Adept cannot estimate the outcome of Adept’s discussions with Crosslink regarding such matters, nor any amount of liability, if any, of Adept that may result therefrom. Additionally, such announcements often result in litigation of varying kinds against the issuer. We may be the target of litigation of this kind in the future. Any securities or other litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

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
Robert H. Bucher
President and
Chief Executive Officer

Date: November 14, 2006

INDEX TO EXHIBITS

31.1*	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	1

31.2*	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	2

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	3

*	Filed with this Quarterly Report on Form 10-Q