Form 10-Q
period 2006-12-30
ADEPT TECHNOLOGY INC
filed 2007-02-13
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

The number of shares of the Registrant’s common stock outstanding as of February 12, 2007 was 7,660,602.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	5,939	$10,062
Short-term investments	5,809	3,995
Accounts receivable, less allowance for doubtful accounts of $583 at December 30, 2006 and $496 at June 30, 2006	9,596	11,591
Inventories, net	11,141	11,600
Other current assets	553	439

Total current assets	33,038	37,687

Property and equipment, net	2,835	2,596
Goodwill	3,176	3,176
Other intangible assets, net	—	34
Other assets	184	199

Total assets	$39,233	$43,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,702	6,952
Accrued payroll and related expenses	1,537	1,719
Accrued warranty expenses	1,429	1,638
Deferred revenue	80	3
Other accrued liabilities	315	258

Total current liabilities	8,063	10,570
Long-term liabilities:
Other long-term liabilities	393	433

Total liabilities	8,456	11,003

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,657 and 7,583 shares issued and outstanding at December 30, 2006 and June 30, 2006, respectively	159,646	158,633
Other cumulative comprehensive loss	473	—
Accumulated deficit	(129,342)	(125,944)

Total stockholders’ equity	30,777	32,689

Total liabilities and stockholders’ equity	$39,233	$43,692

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended		Six months Ended
	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenues	$11,086	$12,979	$23,829	$27,620
Cost of revenues	7,192	6,464	14,011	14,253

Gross margin	3,894	6,515	9,818	13,367
Operating expenses:
Research, development and engineering	1,634	1,737	3,355	3,639
Selling, general and administrative	4,945	4,853	10,193	10,018
Amortization of intangible assets	—	49	33	98

Total operating expenses	6,579	6,639	13,581	13,755

Operating loss	(2,685)	(124)	(3,763)	(388)

Interest income (expense), net	111	(18)	247	(46)
Foreign currency exchange gain (loss)	(41)	(131)	125	(190)

Loss before income taxes	(2,615)	(273)	(3,391)	(624)
Provision for (reversal of) income taxes	—	(11)	9	(5)

Net loss	$(2,615)	$(262)	$(3,400)	$(619)

Basic and diluted loss per share	$(0.34)	$(0.04)	$(0.45)	$(0.10)

Number of shares used in computing basic and diluted per share amounts	7,627	6,178	7,616	6,158

Comprehensive loss
Net loss	(2,615)	(262)	(3,400)	(619)
Foreign currency translation adjustment	618	—	473	—

Total comprehensive loss	$(1,997)	$(262)	$(2,927)	$(619)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended
	December 30, 2006	December 31, 2005
Operating activities
Net loss	$(3,400)	$(619)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	643	255
Stock compensation	562	439
Amortization of intangibles	33	98
Non-cash interest expense	—	90
Net changes in operating assets and liabilities:
Accounts receivable, net	2,239	(2,046)
Inventories, net	579	587
Other current assets	(113)	103
Other assets	10	(22)
Accounts payable	(2,272)	(368)
Other accrued liabilities and deferred revenues	(271)	(66)
Accrued restructuring expenses	—	(28)
Other long-term liabilities	(40)	20

Net cash used in operating activities	$(2,030)	$(1,557)

Investing activities
Purchase of property and equipment	(376)	(819)
Capitalized software	(465)	(130)
Maturities of short-term investments	12,210	—
Purchase of short-term investments	(14,025)	—

Net cash used in investing activities	$(2,656)	$(949)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	453	156

Net cash provided by financing activities	453	156

Effect of exchange rates on cash and cash equivalents	110	—

Net decrease in cash and cash equivalents	(4,123)	(2,350)
Cash and cash equivalents, beginning of period	10,062	5,334

Cash and cash equivalents, end of period	$5,939	$2,984

Cash paid during the period for:
Interest	$7	$2
Taxes	$21	$10

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes to for the fiscal year ended June 30, 2006 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on October 13, 2006. The Company has restated the condensed consolidated financial statements for the six months ended December 31, 2005 in this report, consistent with amended Quarterly Report filed on Form 10-Q/A filed with the SEC on October 19, 2006. The restatement is described in Note 4. “Restatement of Fiscal 2006 Interim Periods” to the financial statements included in the Company’s Form 10-K filed with the SEC on October 13, 2006.

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

Adept has one employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of December 30, 2006, there were 384,992 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 288,533 shares subject to outstanding options under the 2001 Stock Option Plan with 85,346 available for grant. Under the 2003 Stock Option Plan, there are 357,981 shares subject to outstanding options with 26,253 available for grant. The 2004 Director Option Plan has 57,000 shares subject to outstanding options with 74,709 available for grant. The 2005 Equity Incentive Plan has 400,000 shares authorized with 198,240 available for grant. Under all of these plans, for employee grants, vesting is generally monthly in equal installments over a four year period. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, effective July 1, 2005. SFAS 123R requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and six months ended December 30, 2006 and December 31, 2005 has been accounted for as an equity instrument. Prior to July 1, 2005, Adept followed the Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations for its stock compensation.

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

Under the provisions of SFAS 123R, the Company recorded $561,582 and $439,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the six months ended December 30, 2006 and December 31, 2005, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three and six months ended December 30, 2006 was $4.95 and $3.82 respectively, using the following assumptions.

	Three and Six Months Ended December 30, 2006
	Stock Option Plan	Purchase Plan
Average risk free interest rate	3.94%	4.95%
Expected life (in years)	2.50	.49
Expected volatility	.56	.63
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP subscription period. The risk-free interest rate is also based on the expected life of the options or ESPP subscription period. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the ESPP shares.

Based on its historical experience of option cancellations prior to vesting, the Company has assumed an annualized forfeiture rate of 20% for its options. Under the true-up provisions of SFAS 123R, the Company records additional expense if the actual forfeiture rate is lower than it estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than it estimated.

A summary of stock option activity under the option plans as of December 30, 2006 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	921	$13.371
Granted	326	9.18
Exercised	(54)	5.47
Forfeited or Expired	(108)	13.71

Outstanding at December 30, 2006	1,085	$12.47	7.86	$3,838

Vested/Expected to Vest at December 30, 2006	909	$13.11	.67	$3,299

Exercisable at December 30, 2006	473	$17.27	6.21	$1,815

There were 326,000 granted during the six months ended December 30, 2006. The intrinsic value of options exercised during the six months ended December 30, 2006 was 295,033. Cash received from stock option exercises and ESPP purchases was $295,033 and $157,182, respectively, during the six months ended December 30, 2006. As of December 30, 2006, there was $1,452,543 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.6 years.

During the six months ended December 30, 2006, 53,948 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 19,656 shares of common stock were issued under the Company’s employee stock purchase plan (“ESPP”). Shares are issued semi-annually under the ESPP, in February and August. Total shares outstanding at December 30, 2006 were 7,656,981.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase.

At December 30, 2006, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	December 30, 2006	June 30 2006
	(in thousands)
Cash and cash equivalents:
Cash	$2,380	$3,422
Money market funds	3,559	6,640

Total cash and cash equivalents	$5,939	$10,062

Short-term investments:
Auction rate securities	$2,256	$3,003
Fixed income securities	3,553	992

Total short-term investments	$5,809	$3,995

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the three and six months ended December 30, 2006 and for the year ended June 30, 2006.

4. Inventories

Inventories net of reserves are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of net inventory are as follows:

	December 30, 2006	June 30, 2006
	(in thousands)
Raw materials	$3,569	$5,587
Work-in-process	1,308	1,706
Finished goods	6,264	4,307

	$11,141	$11,600

Inventory reserves for estimated obsolescence or unmarketable inventory were $1.6 million at December 30, 2006 and $1.9 million at June 30, 2006.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	December 30, 2006	June 30, 2006
	(in thousands)
Machinery and equipment	$4,068	$3,653
Computer equipment	6,225	5,903
Software development costs	920	455
Office furniture and equipment	2,326	2,065

	13,539	12,076
Accumulated depreciation and amortization	(10,704)	(9,480)

Net property and equipment	$2,835	$2,596

Prior to July 1, 2006, property and equipment held outside of the U.S., along with its accumulated depreciation, was translated into U.S. dollars at historical rates. Due to the utilization of local currencies as functional currencies, effective July 1, 2006, property and equipment held outside of the U.S., along with its accumulated depreciation, was translated into U.S. dollars at current rates. The effect of the functional currency change on net property and equipment was an increase of $44,000 with a credit of the same amount to other cumulative comprehensive loss.

6. Warranties

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

Changes in the Company’s warranty liability are as follows for the six month periods ending December 30, 2006 and December 31, 2005:

	(in thousands) Six months ended
	December 30, 2006	December 31, 2005
Balance at beginning of period	$1,638	$2,040
Provision for warranties issued	530	623
Change in estimated warranty provision including expirations	(161)	—
Warranty claims	(578)	(857)

Balance at end of period	$1,429	$1,806

7. Legal Proceedings

As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Adept was informed by Crosslink Capital Partners (“Crosslink”) that Crosslink believes the Company made misrepresentations regarding its financial statements relating to periods after June 2005 in the Purchase Agreement, dated June 9, 2006, entered into in connection with Adept’s $10.0 million private placement of common stock to Crosslink, and has requested compensation for such misrepresentations. No litigation has commenced regarding this matter. Adept has discussed these assertions with Crosslink. At this time, Adept cannot estimate the outcome of such discussions or any legal proceedings that may arise from this matter, nor the amount of liability, if any, of the Company that may result therefrom.

As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Adept announced the restatement of its financial statements in September 2006 and in October 2006, Adept amended its quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006. To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the six months ended December 30, 2006, the Company recorded a provision for income taxes of $9,000 for domestic and international tax liabilities.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the second quarter of fiscal 2007 does not include the following securities because the effect of their inclusion would be anti-dilutive as the Company experienced a loss for each of the periods reported: options to purchase common stock of 897,120; and warrants to purchase common stock of 1,111,112.

10. Segment Information

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

	Three months ended		Six months ended
(in thousands)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenues:
Robotics	$6,049	$7,868	$14,006	$16,072
Services and Support	5,037	5,111	9,823	11,548

Total revenues	$11,086	$12,979	$23,829	$27,620

Operating income (loss):
Robotics	$(905)	$162	$(115)	$1,057
Services and Support	812	2,219	2,261	3,528

Segment profit (loss)	(93)	2,381	2,146	4,585
Unallocated research, development and engineering and general and administrative	2,592	2,456	5,876	4,874
Amortization of intangible assets	—	49	33	98

Operating income (loss)	(2,685)	(124)	(3,763)	(387)
Net interest income (expense)	111	(18)	247	(47)

Foreign currency gain (loss)	(41)	(131)	125	(190)

Loss before income taxes	$(2,615)	$(273)	$(3,391)	$(624)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Six months ended
(in thousands)	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Revenue:
United States	$4,353	$6,665	$9,862	$14,509
Germany	1,991	1,360	4,627	3,673
France	749	1,440	2,080	2,480
Switzerland	778	246	1,352	1,059
Other European countries	1,050	1,387	2,102	2,770
Singapore	820	838	1,683	1,429
All other countries	1,345	1,043	2,123	1,700

Total	$11,086	$12,979	$23,829	$27,620

(in thousands)	December 30, 2006	June 30, 2006
Long-lived tangible assets:
United States	$2,633	$2,503
All other countries	386	246

Total long-lived tangible assets	$3,019	$2,749

11. Foreign Currency Translation

The Company applies SFAS 52, Foreign Currency Translation, with respect to its international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, Adept’s non-U.S. operations changed to using the local currencies as the functional currencies based on the determination that the company expansion of the size and functions of its international operations had changed each of their economic environments, by one or more factors, to an environment more appropriate to the local currency being the functional currency. In Europe, the company is now manufacturing locally and is thereby incurring a greater part of its costs and expenses in the local currency. Singapore has become our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. As a result, the company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(41,000) and $125,000 for the three and six months ended December 30, 2006, respectively, and $(131,000) and $(190,000) for the three and six months ended December 31, 2005, respectively.

12. Impact of Recently Issued Accounting Standards

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

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	potential claims, investigations or litigation, including such matters relating to our prior restatement and our internal controls; and

•	our intellectual property.

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

In the first half of fiscal 2006, we released new products to address the increasing demand for small parts assembly and material handling applications across multiple industries, including automotive, consumer electronics, consumer goods, disk drive, food, industrial tooling, medical devices and pharmaceuticals. New products included the Adept Cobra(TM) s350 and Clean Room/ESD s350 with MotionBox(TM) 40 servo controller and enhanced versions of Adept DeskTop™ and Adept iSight™. Additionally, we began shipments of a family of new high performance linear modules called Adept Python Linear Modules, primarily for the electronics and automotive markets. These single axis devices can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes. Each Adept Python Module is powered by an Adept MotionBlox 10, an integrated single axis motion controller and power amplifier.

In October 2006, we introduced Adept Quattro, a robot mechanism targeted at the global market for high-speed automated packaging and part-picking applications in the food, pharmaceuticals, packaged and consumer goods, and life sciences sectors. The robot utilizes four parallel arms, putting it in a new class of automation solutions from other competitive robot models in the market, which include Delta, Cartesian, articulated and SCARA class robotics.

In November 2006, Adept brought to market the Adept Viper™ s1700, a robot in the Adept Viper 6-Axis articulated robot family with a broader reach and higher payload capability than previous Adept products. Adept Viper s1700 is targeted at applications such as material handling, packaging, machine tending, and other operations requiring fast and precise automation.

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

Over the last three years, Adept has taken a series of steps to strengthen our operational performance and to enhance our ability to serve our customers in Europe and in Asia. We moved a portion of our manufacturing operations to Dortmund, Germany to better address the European market; we implemented a more flexible supply chain; and we have expanded our field capabilities for both sales and services. Singapore has become our Asian headquarters with a growing local staff. The primary focus of the supply chain and field initiatives was to provide more local focus within each sales region, so that we are able to ship product more quickly, respond in the local language of our customers and provide better support through the sales and service cycles to our customers. Although services revenue was comparatively down during the first half of fiscal 2007, we believe the improvements in our operating performance and in our services revenues over the last two years are a result of these actions.

Following the second quarter of fiscal 2007, Adept announced plans to rebalance its sales and operational resources to support its strategy to sell its control and software products to OEM customers in certain markets, such as data management, life sciences, packaging and semiconductor. Adept also intends to expand the outsourcing of its manufacturing activities to reduce its operating costs and improve its gross margin as a percentage of revenue. While these measures are intended to improve the company’s operating results, Adept cannot provide assurances that these efforts will be successful.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six month periods ended December 30, 2006. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our second fiscal quarter ended December 30, 2006. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2006.

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

Deferred revenues represents cases in which we have invoiced the customer before the satisfaction of all of the revenue recognition requirements enumerated above.

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

Results of Operations

Three and Six Months Ended December 30, 2006 as compared to Three and Six Months Ended December 31, 2005

Revenues. Revenues decreased by 14.6% to $11.1million for the three months ended December 30, 2006, as compared to $13.0 million for the three months ended December 31, 2005. Net revenues for the six months ended December 30, 2006 were $23.8 million, a decrease of 13.7% from net revenues of $27.6 for the six months ended December 31, 2005. This decrease resulted primarily from lower sales of remanufactured robots to disk drive manufacturers in the U.S. and Asia, along with reduced sales of robots and components to automotive component manufacturers in the U.S.

In terms of our business segments, Robotics revenues decreased 23.1% to $6.0 million for the three months ended December 30, 2006, from $7.9 million for the three months ended December 31, 2005. For the six months ended December 30, 2006 Robotics revenues decreased 12.9% to $14.0 million, compared to $16.1 million for the six months ended December 31, 2005. Services and Support revenues were $5.0 million for the three months ended December 30, 2006, essentially flat from $5.1 million for the three months ended December 31, 2005. Services and support revenues were $9.8 million for the six months ended December 30, 2006 decreasing 14.9% from $11.5 million in the quarter ended December 31, 2005.

Our domestic sales were $4.4 million for the three months ended December 30, 2006, compared to $6.7 million for the three months ended December 31, 2005, a decrease of 34.7%. This decrease in domestic sales primarily resulted from lower orders from automotive component manufacturers for our Cobra robots and related accessories, as well as a decrease in sales of remanufactured robots to disk drive manufacturers. A significant portion of our U.S. revenue includes product sales for end user customers actually located in Asia and Europe, although our point of sale is within the U.S. This is especially true for the disk drive market, where capital spending has been deferred for the past several months due to the merger of two major companies in the disk drive industry who were both customers. Our international sales were $6.7 million for the three months ended December 30, 2006, up 6.6% from $6.3 million for the comparable period in fiscal 2006.

Gross Margin. Gross margin as a percentage of revenues was 35.1% for the three months ended December 30, 2006, compared to 50.2% for the three months ended December 31, 2005. Gross margin as a percentage of revenues was 41.2% for the six months ended December 31, 2006, compared to 48.4% for the six months ended December 31, 2005. The decline in gross margin in the second quarter of fiscal 2007 resulted from a combination of: lower average selling prices for Cobra and Python products; a higher percentage mix of units sold through distribution channels, from which we generally experience lower margins; higher parts costs used in the remanufacturing of robots; and lower absorption of manufacturing costs.

Research, Development and Engineering Expenses. Research, development and engineering expenses for the three months ended December 30, 2006 decreased by 5.9% to $1.6 million, or 14.7% of revenues, from $1.7 million, or 13.4% of revenues for the three months ended December 31, 2005. Research, development and engineering expenses for the six months ended December 30, 2006 decreased by 7.8% to $3.4 million, or 14.1% of revenues, from $3.6 million, or 13.2% of revenues for the six months ended December 31, 2005. The decrease in expenses was primarily due to a reduction in prototype related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.9 million, or 44.6% of revenues, for the three months ended December 30, 2006, essentially unchanged from $4.9 million, representing 37.4% of revenues for the three months ended December 31, 2005. Selling, general and administrative expenses were $10.2 million, or 42.7% of revenues, for the six months ended December 30, 2006, compared to $10.0 million, representing 36.3% of revenues for the six months ended December 31, 2005.

Net Interest Income (Expense). Interest income, net of interest (expense), was $111,000 for the three months ended December 30, 2006 compared to $(18,000) for the three months ended December 31, 2005. Interest income, net of interest (expense), was $247,000 for the three months ended December 30, 2006 compared to $(46,000) for the six months ended December 31, 2005. Increased interest income in the three and six months ended December 30, 2006 is due to higher invested cash balances during the period.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange (loss) was $(41,000) for the three months ended December 30, 2006 compared to a loss of $(131,000) for the three months ended December 31, 2005. Foreign currency exchange gain was $125,000 for the six months ended December 30, 2006 compared to a loss of $(190,000) for the three months ended December 31, 2005. Foreign currency exchange gains and losses resulted primarily from the movement of exchange rates between the euro and the U.S. dollar in the period between the time transactions are recorded and settled.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. While we have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations, we recorded a modest provision for minimum taxes owed.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment decreased $2.3 million from June 30, 2006 to $11.7 million, primarily attributable to the net loss during the period. Net cash used in operating activities of $2.0 million was mainly attributable to a decrease in accounts payable of $2.3 million, partially offset by decreases in accounts receivable and inventories of $2.2 million and $579,000, respectively. Other items affecting the operating cash flows were a net loss of $3.4 million, augmented by non-cash charges including depreciation and amortization of $676,000 and non-cash, stock-related compensation charges of $562,000.

Cash used in investing activities of $2.7 million reflects the net movement of cash and cash equivalents into short-term investments of $1.8 million; capital expenditures of $376,000, primarily in demonstration equipment and equipment used in the assembly and test of our products; and capitalization of $465,000 in software development costs during the first six months of fiscal 2007.

Cash provided by financing activities of $453,000 reflects activity in our employee stock purchase program as well as stock option exercises.

Adept has a Loan and Security Agreement with Silicon Valley Bank, under which we have a facility to borrow amounts under predefined terms and conditions. This facility was not utilized during the three and six months ended December 30, 2006 and as such no amounts were outstanding in respect to the agreement.

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of common stock for aggregate consideration of $10.0 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the Financing).

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

Contractual Obligations

Total operating lease and capital lease obligations at December 30, 2006 were $8.6 million, which consists of $8.2 million in operating lease obligations and $0.4 million in capital lease obligations. A summary of our contractual obligations, including operating lease and capital lease obligations as of December 30, 2006 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$8,246	$1,996	$3,359	$2,421	$470
Capital lease obligations	399	142	242	15	—

Total operating lease and capital lease obligations	$8,645	$2,138	$3,601	$2,436	$470

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands)	December 30, 2006	Fair Value
Cash and cash equivalents	$5,939	$5,939
Average rate	1.8%	1.8%

Short-Term Securities	$5,809	$5,809
Average rate	5.3%	5.3%

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 30, 2006, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures were not effective, because of the material weaknesses in our internal controls over financial reporting discussed below.

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

As part of this review, conducted under the direction of senior management with involvement of the Audit Committee of the Board of Directors, we thoroughly examined our financial reporting consolidation and elimination process. Due to the volume of the consolidation adjustments and complexities involved in the consolidation process, we determined that it was necessary to essentially re-perform the consolidation of the financial statements for each of the interim periods of fiscal 2006. In October 2006, we concluded that the errors in our financial statements constituted material inaccuracies in the interim financial statements for the first three quarters of fiscal 2006 which required restatement, as further described in our fiscal 2006 Annual Report on Form 10-K, in Note 4 to the Notes to consolidated financial statements “Restatements of 2006 Quarterly Results”.

In addition to the conclusions of our CEO and CFO regarding Adept’s disclosure controls and procedures, our independent auditors, in performing their audit of our fiscal 2006 financial results, identified certain control deficiencies that constitute material weaknesses, some of which were orally reiterated during the course of the auditors’ review of our unaudited financial statements for the first quarter of fiscal 2007, as discussed below. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses in our controls resulting in the errors identified above have been identified by our management or our external auditor, in the course of their first audit of Adept for the fiscal 2006 financial statements or in the course of their review of the first quarter of fiscal 2007, for which our remediation was not completed as of the end of our second quarter of fiscal 2007:

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

Remediation Measures

During the second quarter of fiscal 2007 and in connection with the preparation of this Quarterly Report on Form 10-Q, we have continued to implement, as further specified below, certain changes and procedures to improve the effectiveness of our internal control over financial reporting, in part to remedy control deficiencies reported for prior periods and the restatement items discussed above, and are continuing to evaluate improvements which may be necessary. In general, the measures identified generally include, without limitation, (i) making personnel and organizational changes to improve communications and reporting, (ii) executing the company’s plan for improved IT systems to standardize numerous processes; (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures. More specifically, measures to strengthen internal control over financial reporting which we have identified for implementation include:

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

Specific remediation measures that we have begun to implement, primarily during the second fiscal quarter, include the following: The Company has hired several persons with specific capabilities for the finance organization and supplemented the permanent finance staff with qualified contract resources while in the process of recruiting additional staff. Additionally, Adept is implementing new software tools to assist in the consolidation and reporting process. The corporate finance organization continued to implement the following reporting process established in the first fiscal quarter: (i) review, by the interim Corporate Controller and his staff, of Adept’s subsidiary’s financial information, prior to the input of that information into the corporate consolidation system; (ii) review of account reconciliations for all material balance sheet accounts prior to consolidation; and (iii) review of all adjusting consolidation and intercompany elimination entries by the interim Corporate Controller and CFO.

We will continue to review our internal controls and disclosure controls and may identify other measures for implementation in connection with the weaknesses identified above or otherwise. The process of designing and implementing effective controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of identified control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

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

As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, Adept has been informed by Crosslink Capital Partners (“Crosslink”) that Crosslink believes the Company made misrepresentations regarding Adept’s financial statements relating to periods after June 2005 in the Purchase Agreement, dated June 9, 2006, entered into in connection with Adept’s $10.0 million private placement of common stock to Crosslink, and has requested compensation for such misrepresentations. No litigation has commenced regarding this matter. Adept has discussed these assertions with Crosslink. At this time, Adept cannot estimate the outcome of these discussions or any legal proceedings that may arise from this matter, nor the amount of liability, if any, of the Company that may result therefrom.

As disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 20, 2006, Adept announced the restatement of its financial statements in September 2006 and in October 2006, Adept amended our quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006. To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements to lenders or other third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

Risks Related to Our Business

We have identified material weaknesses in our internal controls and have restated certain historical financial statements. If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future. These weaknesses, restatement and failure to develop adequate controls could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. In connection with the consolidation of our fiscal 2006 financial results, we identified a number of errors, primarily involving intercompany eliminations associated with our international subsidiaries, reflecting material weaknesses in our internal controls. Accordingly, during the fiscal 2006 audit, our external auditors identified certain material weaknesses, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Adept completed amendments to our periodic reports to restate certain prior interim financial statements of fiscal 2006. We may be subject to claims, regulatory investigation, sanctions and/or litigation as a result of such restatements. As of the time of filing this Quarterly Report on Form 10-Q, we are continuing to address remediation of our internal controls and disclosure controls, as discussed under Item 4. titled “Controls and Procedures” but have not completed all of such remediation. Inadequate internal controls could lead to future restatements or impair our ability to timely file our future periodic reports with the SEC, all of which could subject us to regulatory sanctions or litigation.

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

We had an aggregate of 7,660,602 shares of common stock outstanding in February 2007 shortly before the filing of this Quarterly Report on Form 10-Q. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. These warrants expire in 2008 and could be exercised at any time. These investors beneficially own a substantial portion of our total outstanding equity securities, and these investors along with a few other stockholders unrelated to these stockholders together hold the substantial majority of our outstanding common stock, which may affect the trading market for our stock, and also the results of the outcome of any matter upon which stockholders must vote or otherwise participate. In June 2006, we also issued 731,251 shares to Crosslink in a private placement, referred to as the 2006 financing. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing and Adept’s 2006 financing. The selling security holders from the financings included in the registration statements may offer up to an aggregate of approximately 5.0 million shares of our common stock, including more than 1.1 million shares of which are not currently outstanding but may be in the future. We raised $10.0 million in an equity financing in 2006. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could result in the dilution of our stockholders’ equity interest.

Additionally, at December 30, 2006, options to purchase approximately 1,084,713 shares of our common stock were outstanding under our equity compensation plans, and an additional 384,548 shares of common stock were reserved for future grant and issuance under such plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans generally will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing stockholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results, including as a result of compensation expense required by SFAS 123R and currency exchange fluctuations, and restatements of historical financial statements;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on NASDAQ or another exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation or claims regarding our restatement, internal controls, proprietary rights or other matters;

•	change in analysts’ earnings estimates;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including as a result of our 2003 and 2006 financings.

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

We may be subject to claims, securities class action and other litigation as a result of our restatement, if our stock price remains volatile or operating results suffer, which could result in substantial costs, distract management, and damage our reputation.

In the past, securities class action and other litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, which are involved in rapidly changing markets, are particularly subject to this risk. We have incurred net operating losses in recent fiscal years and our stock price remains volatile. In September, 2006, Adept announced the restatement of our financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. In October 2006, Adept filed amended quarterly reports for the first three quarters of fiscal 2006 which reflect such restatements. To date, there has been no litigation commenced with respect to the restatement matters or other matters; however, Crosslink, an investor in Adept, has orally alleged breach of the representations made by Adept with respect to certain financial statements in the purchase agreement for Crosslink’s June 2006 investment in Adept and indicated that it will seek compensation for such breach. Adept cannot estimate the outcome of Adept’s discussions with Crosslink regarding such matters, nor any amount of liability, if any, of Adept that may result therefrom. Additionally, such announcements often result in litigation of varying kinds against the issuer. We may be the target of litigation of this kind in the future. Any securities or other litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Adept’s 2006 Annual Meeting of Stockholders, held on November 14, 2006, the stockholders of Adept approved the following actions:

a)	Election of the following seven (7) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD
Robert H. Bucher	6,650,622	65,896
Charles H. Finnie	6,652,956	63,562
A. Richard Juelis	6,636,796	79,722
Michael P. Kelly	6,555,874	160,644
Robert J. Majteles	6,282,496	434,022
Herbert J. Martin	6,652,556	63,962
Cary R. Mock	6,185,474	531,044

b)	Approval of Amendment to the 2004 Director Option Plan to increase the number of shares authorized for issuance thereunder by an additional 72,000 shares.

For	Against	Abstain	Broker Non-Vote
3,977,127	459,666	780	2,278,945

c)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2007.

For	Against	Abstain	Broker Non-Vote
6,681,332	34,515	671	0

ITEM 5.	OTHER INFORMATION

During the quarter ended December 30, 2006, the Board approved guidelines for management’s recommendations with respect to quarterly employee equity awards to be approved by the Compensation Committee or Board as reported on a Current Report on Form 8K, including defining quarterly targets for purposes of recommending equity grants to executives. Quarterly targets were not established for the second quarter and, therefore, no grants have been recommended for executives for that quarter.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

10.1*	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.2*	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.3*	Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.4*	Amendment of 2004 Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.5	Amended Performance Option Agreement for Robert H. Bucher (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

14.1	Amendment of Adept Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Steven L. Moore
Steven L. Moore
Vice President, Finance and Chief Financial Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher
President and Chief Executive Officer

Date: February 13, 2007

INDEX TO EXHIBITS

10.1	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.2	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.3	Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.4	Amendment of 2004 Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.5	Amended Performance Option Agreement for Robert H. Bucher (incorporated by reference to Exhibit 10.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

14.1	Amendment of Adept Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

31.1*	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q