Form 10-Q
period 2007-03-31
ADEPT TECHNOLOGY INC
filed 2007-05-15
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the Registrant’s common stock outstanding as of May 11, 2007 was 7,686,815.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,756	$10,062
Short-term investments	5,194	3,995
Accounts receivable, less allowance for doubtful accounts of $436 at March 31, 2007 and $496 at June 30, 2006	10,283	11,591
Inventories, net	10,357	11,600
Other current assets	682	439

Total current assets	32,272	37,687

Property and equipment, net	3,741	2,596
Goodwill	3,176	3,176
Other intangible assets, net	—	34
Other assets	239	199

Total assets	$39,428	$43,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	4,939	6,952
Accrued settlement expenses	1,861	—
Accrued payroll and related expenses	1,590	1,719
Accrued warranty expenses	1,342	1,638
Deferred revenue	—	3
Other accrued liabilities	390	258

Total current liabilities	10,122	10,570

Long-term liabilities:
Other long-term liabilities	411	433

Total liabilities	10,533	11,003

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,687 and 7,583 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	160,677	158,633
Accumulated deficit	(131,782)	(125,944)

Total stockholders’ equity	28,895	32,689

Total liabilities and stockholders’ equity	$39,428	$43,692

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(as restated)		(as restated)
Revenues	$12,594	$15,074	$36,423	$42,694
Cost of revenues	6,840	8,241	20,852	22,493

Gross margin	5,754	6,833	15,571	20,201
Operating expenses:
Research, development and engineering	1,917	1,741	5,272	5,380
Selling, general and administrative	4,554	4,830	14,746	14,848
Settlement expense	1,861	—	1,861	—
Amortization of intangible assets	—	49	33	146

Total operating expenses	8,332	6,620	21,912	20,374

Operating income (loss)	(2,578)	213	(6,341)	(173)
Interest income (expense), net	98	(17)	345	(65)
Foreign currency exchange gain (loss)	32	(17)	157	(206)

Income (loss) before income taxes	(2,448)	179	(5,839)	(444)
Provision for (reversal of) income taxes	(8)	7	1	2

Net income (loss)	$(2,440)	$172	$(5,840)	$(446)

Basic income (loss) per share	$(0.32)	$0.03	$(0.76)	$(0.07)

Diluted income (loss) per share	$(0.32)	$0.02	$(0.76)	$(0.07)

Number of shares used in computing basic per share amounts	7,671	6,414	7,635	6,237

Number of shares used in computing diluted per share amounts	7,671	7,092	7,635	6,237

Comprehensive loss
Net income (loss)	(2,440)	172	(5,840)	(446)
Foreign currency translation adjustment	20	—	496	—

Total comprehensive income (loss)	$(2,420)	$172	$(5,344)	$(446)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	March 31, 2007	April 1, 2006
		(as restated)
Operating activities
Net loss	$(5,840)	$(446)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	843	682
Stock compensation	948	641
Amortization of intangibles	34	146
Non-cash interest expense	—	120
Net changes in operating assets and liabilities:
Accounts receivable, net	1,629	(3,575)
Inventories, net	1,397	676
Other current assets	(241)	18
Other assets	(66)	(14)
Accounts payable	(2,037)	(170)
Accrued settlement expense	1,861	—
Other accrued liabilities and deferred revenues	(334)	194
Other long-term liabilities	(22)	(26)

Net cash used in operating activities	$(1,828)	$(1,754)

Investing activities
Purchase of property and equipment	(1,282)	(1,197)
Capitalized software	(669)	(243)
Maturities of short-term investments	12,826	—
Purchase of short-term investments	(14,025)	—

Net cash used in investing activities	$(3,150)	$(1,440)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	612	316

Net cash provided by financing activities	612	316

Effect of exchange rates on cash and cash equivalents	60	—

Net decrease in cash and cash equivalents	(4,307)	(2,878)
Cash and cash equivalents, beginning of period	10,062	5,334

Cash and cash equivalents, end of period	$5,756	$2,456

Cash paid during the period for:
Interest	$27	$464
Taxes	$40	$36

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on October 13, 2006. The Company has restated the condensed consolidated financial statements for the three and nine months ended April 1, 2006 in this report, consistent with amended Quarterly Report filed on Form 10-Q/A filed with the SEC on October 20, 2006. The restatement is described in Note 4. “Restatement of Fiscal 2006 Interim Periods” to the financial statements included in the Company’s Form 10-K filed with the SEC on October 13, 2006.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Therefore, actual results could differ from those estimates and could have a material impact on Adept’s consolidated financial statements, and it is possible that such changes could occur in the near term.

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

Adept has one employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of March 31, 2007, there were 363,031 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 281,873 shares subject to outstanding options under the 2001 Stock Option Plan with 90,116 available for grant. Under the 2003 Stock Option Plan, there are 354,460 shares subject to outstanding options with 29,118 available for grant. The 2004 Director Option Plan has 57,000 shares subject to outstanding options with 74,709 available for grant. The 2005 Equity Incentive Plan has 189,500 shares subject to outstanding options with 199,709 available for grant. Two equity compensation plans have expired which contain outstanding options. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan which have respectively 166,335 and 14,400 shares subject to outstanding options. Under all of these plans, for employee grants, vesting is generally monthly, in equal installments over a four year period. Under the Director Option Plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and nine months ended March 31, 2007 and April 1, 2006 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $947,644 and $641,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the nine months ended March 31, 2007 and April 1, 2006, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three and nine months ended March 31, 2007 was $3.82 and $3.28 respectively, using the following assumptions.

	Three and Nine Months Ended March 31, 2007
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

Based on its historical experience of option cancellations prior to vesting, the Company has assumed an annualized forfeiture rate of 20% for its options. Under the true-up provisions of SFAS 123R, the Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of March 31, 2007 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	921	$13.371
Granted	326	9.18
Exercised	(62)	5.17
Forfeited or Expired	(121)	14.77

Outstanding at March 31, 2007	1,064	$12.41	7.64	$748

Vested/Expected to Vest at March 31, 2007	913	$12.93	.58	$728

Exercisable at March 31, 2007	508	$16.24	6.21	$611

The intrinsic value of options exercised during the period was $320,684. Cash received from stock option exercises and ESPP purchases was $320,684 and $291,023, respectively, during the nine months ended March 31, 2007. As of March 31, 2007, there was $1,053,271 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.5 years.

During the nine months ended March 31, 2007, 62,022 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 41,617 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at March 31, 2007 were 7,686,615.

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

At March 31, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	March 31, 2007	June 30 2006
	(in thousands)
Cash and cash equivalents:
Cash	$4,392	$3,422
Money market funds	1,364	6,640

Total cash and cash equivalents	$5,756	$10,062

Short-term investments:
Auction rate securities	$2,650	$3,003
Fixed income securities	2,544	992

Total short-term investments	$5,194	$3,995

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the three and nine months ended March 31, 2007 and for the year ended June 30, 2006.

4. Inventories

Inventories net of reserves are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of net inventory are as follows:

	March 31, 2007	June 30, 2006
	(in thousands)
Raw materials	$6,601	$5,587
Work-in-process	353	1,706
Finished goods	3,403	4,307

	$10,357	$11,600

Inventory reserves for estimated obsolescence or unmarketable inventory were $1.4 million at March 31, 2007 and $1.9 million at June 30, 2006.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	March 31, 2007	June 30, 2006
	(in thousands)
Machinery and equipment	$4,503	$3,653
Computer equipment	6,546	5,903
Software development costs	1,124	455
Office furniture and equipment	2,472	2,065

	14,645	12,076

Accumulated depreciation and amortization	(10,904)	(9,480)

Net property and equipment	$3,741	$2,596

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

Changes in the Company’s warranty liability are as follows for the nine month periods ending March 31, 2007 and April 1, 2006:

	Nine months ended
	March 31, 2007	April 1, 2006
	(in thousands)
Balance at beginning of period	$1,638	$2,040
Provision for warranties issued	667	966
Change in estimated warranty provision including expirations	(155)	—
Warranty claims	(808)	(1,206)

Balance at end of period	$1,342	$1,800

7. Legal Proceedings

On May 13, 2007, Adept and the entities affiliated with Crosslink Capital (collectively, “Crosslink Entities”) which were party to the Common Stock Purchase Agreement, dated as of June 9, 2006 (the “Purchase Agreement”) entered into a settlement agreement. Pursuant to the settlement agreement, Adept agreed to issue an aggregate of 225,000 shares of its common stock to the Crosslink Entities with registration rights in lieu of cash consideration for the settlement. The Crosslink Entities agreed to waive and release any claims against Adept, its officers, directors and other related parties arising from their purchase of Adept common stock pursuant to the Purchase Agreement, including without limitation, any claims for indemnification for breaches of representations or warranties thereunder as well as under any federal or state securities laws. Adept agreed to waive and release the Crosslink Entities from claims by Adept relating to the same matters. Additionally, the Crosslink Entities agreed to terminate the survival of Adept’s representations and warranties, and the indemnification obligations related thereto, in the Purchase Agreement effective on the date of the settlement agreement.

To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the nine months ended March 31, 2007, the Company has recorded a minimal provision for income taxes.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the three months ended March 31, 2007 does not include the following securities because the effect of their inclusion would be anti-dilutive as the Company experienced a loss for each of the periods reported: options to purchase common stock of 980,406; and warrants to purchase common stock of 1,111,112.

	Three months ended		Nine months ended
(in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
		(restated)		(restated)
Net Income (loss)	$(2,440)	$172	$(5,840)	$(446)

Basic:
Weighted average number of shares used in computing basic per share amounts	7,671	6,414	7,635	6,237

Basic net income (loss) per share	$(0.32)	$0.03	$(0.76)	$(0.07)

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	7,671	6,414	7,635	6,237
Add: Weighted average number of dilutive potential
Common stock	—	1,078	—	—

Weighted average number of common shares used in computing diluted net income (loss) per share	7,671	7,092	7,635	6,237

Diluted net income (loss) per share	$(0.32)	$0.02	$(0.76)	$(0.07)

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

	Three months ended		Nine months ended
(in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenues:
Robotics	$8,099	$9,277	$22,406	$25,349
Services and Support	4,495	5,797	14,017	17,345

Total revenues	$12,594	$15,074	$36,423	$42,694

Operating income (loss):
Robotics	$1,115	$1,102	$999	$2,225
Services and Support	727	1,356	2,989	4,816

Segment profit (loss)	1,842	2,458	3,989	7,041
Unallocated research, development and engineering and general and administrative	2,559	2,196	8,435	7,070
Amortization of intangible assets	—	49	33	146
Settlement expense	1,861	—	1,861	—

Operating income (loss)	(2,578)	213	(6,341)	(173)
Net interest income (expense)	98	(17)	345	(65)
Foreign currency gain (loss)	32	(17)	157	(206)

Income (loss) before income taxes	$(2,448)	$179	$(5,839)	$(444)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Nine months ended
(in thousands)	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue:
United States	$5,295	$5,841	$15,156	$20,349
Germany	2,765	1,420	7,393	5,094
France	1,216	875	3,296	3,355
Switzerland	565	1,058	1,917	2,117
Other European countries	1,840	1,444	3,943	4,214
Singapore	609	1,519	2,292	2,949
All other countries	304	2,917	2,426	4,616

Total	$12,594	$15,074	$36,423	$42,694

(in thousands)	March 31, 2007	June 30, 2006
Long-lived tangible assets:
United States	$3,351	$2,549
All other countries	629	246

Total long-lived tangible assets	$3,980	$2,795

11. Foreign Currency Translation

The Company applies SFAS 52, Foreign Currency Translation, with respect to its international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, each of Adept’s non-U.S. operations uses its respective local currency as the functional currency, based on the determination that the Company’s expansion of its international operations in terms of size and function had changed the economic environment of each of the non-U.S. operations by one or more factors, and that in each of these environments, it is now more appropriate for the local currency to be the functional currency. In Europe, the Company now manufactures locally and is thereby incurring a greater part of its costs and expenses in the local currency. Singapore has become Adept’s Asian headquarters and a growing local staff incurs a greater percentage of local currency expenses. As a result, the Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $32,000 and $157,000 for the three and nine months ended March 31, 2007, respectively, and $(16,900) and $(206,100) for the three and nine months ended April 1, 2006, respectively, and are included in the Statements of Operations.

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

13. Subsequent Event

On May 13, 2007, Adept and the entities affiliated with Crosslink Capital (collectively, “Crosslink Entities”) which were party to the Common Stock Purchase Agreement, dated as of June 9, 2006 (the “Purchase Agreement”) entered into a settlement agreement. Pursuant to the settlement agreement, Adept agreed to issue an aggregate of 225,000 shares of its common stock to the Crosslink Entities with registration rights in lieu of cash consideration for the settlement. The Crosslink Entities agreed to waive and release any claims against Adept, its officers, directors and other related parties arising from their purchase of Adept common stock pursuant to the Purchase Agreement, including without limitation, any claims for indemnification for breaches of representations or warranties thereunder as well as under any federal or state securities laws. Adept agreed to waive and release the Crosslink Entities from claims by Adept relating to the same matters. Additionally, the Crosslink Entities agreed to terminate the survival of Adept’s representations and warranties, and the indemnification obligations related thereto, in the Purchase Agreement effective on the date of the settlement agreement.

To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

The Company has begun vacating, in April, underutilized facilities, as part of its announced restructuring efforts, and expects to take a charge against fourth quarter earnings of approximately $1.0 million as restructuring expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation, including such matters relating to our prior restatement and our internal controls; and

•	our intellectual property.

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

Over the last several quarters, we have released new products to address emerging market trends. To serve the increasing demand for small parts assembly and material handling applications in the automotive, consumer electronics, consumer goods, disk drive, food, industrial tooling, medical device and pharmaceutical industries, we introduced the Adept Cobra™ s350 and Clean Room/ESD s350 with MotionBox™ 60 servo controller and enhanced versions of Adept DeskTop™ and Adept iSight™. We released Adept Python Linear Modules, which are single axis devices that can be coupled together by the user to form application-specific custom robot mechanisms ranging from two to four axes, aimed at the electronic and automotive markets. We launched Quattro, a powerful new robot mechanism targeted at the global market for high-speed automated packaging and part-picking applications in the food, pharmaceuticals, consumer goods, and life sciences sectors. Finally, we launched the Adept Viper™ s1700, a 6-Axis articulated robot with a broader reach and higher payload capability than previous Adept products, targeted at applications such as material handling, packaging, machine tending, and other operations requiring fast and precise automation. Over the last several years, we have also focused on a strategy to leverage growth opportunities in the robotics market by building a service and support business. We have designed our core motion controller to work with multiple brands of robots currently being sold by Adept and other providers, as well as with multiple brands of robot mechanisms already installed in various automation environments. As a consequence, we are in a position to sell our motion controller into most of the installed base of compatible robot mechanisms when a controller update or upgrade is required. We use a combination of competitive selling and cooperative agreements to gain access to the customer bases of third party providers.

In response to shifting dynamics in the global robotics marketplace, over the past several years we have taken a series of steps to strengthen our operational performance and to enhance our ability to serve our customers in Europe and in Asia. We moved a portion of our manufacturing operations to Dortmund, Germany to better address the European market; we set up Aisan headquarters in Singapore; we implemented a more flexible supply chain; and we have expanded our field capabilities for both sales and services. The primary focus of the supply chain and field initiatives is to provide more local focus within each sales region, so that we are able to ship product more quickly, respond in the local language of our customers and provide better support through the sales and service cycles to our customers.

Adept is in the process of implementing plans to rebalance its sales and operational resources to support its strategy to sell its control and software products to OEM customers in certain markets, such as data management, life sciences, packaging and semiconductor. Adept also intends to expand the outsourcing of its manufacturing activities to reduce its operating costs and improve its gross margin as a percentage of revenue. While these measures are intended to improve the Company’s operating results, Adept cannot provide assurances that these efforts will be successful.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine month periods ended March 31, 2007. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our third fiscal quarter ended March 31, 2007. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2006 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on October 13, 2006.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: (1) revenue recognition; (2) sales returns and other allowances, allowance for doubtful accounts and warranty reserve; (3) valuation of inventory; (4) accounting for income taxes; (5) valuation of long-lived assets and goodwill; (6) share-based compensation; (7) capitalization of software development costs and (8) foreign currency exchange gains (losses). Other than as described below, there have been no material changes to any of our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our annual report on Form 10-K for the year ended June 30, 2006.

Foreign Currency Translation. The Company applies Statement of Financial Accounting Standards No. 52 (“SFAS 52”), Foreign Currency Translation, with respect to our international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, each of our non-U.S. operations uses its respective local currency as the functional currency, based on the determination that our expansion of our international operations in terms of size and function had changed the economic environment of each of the non-U.S operations by one or more factors, and that in each of these environments it is now more appropriate for the local currency to be the functional currency. In Europe, we are now manufacturing locally and thereby incurring a greater part of our costs and expenses in the local currency. Singapore has become our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. As a result, our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently apply a hedging strategy against our currency positions as defined under Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities.

Results of Operations

Three and Nine Months Ended March 31, 2007 as compared to Three and Nine Months Ended April 1, 2006

Revenues. Revenues decreased by 16.5% to $12.6 million for the three months ended March 31, 2007, as compared to $15.1 million for the three months ended April 1, 2006. Net revenues for the nine months ended March 31, 2007 were $36.4 million, a decrease of 14.7% from net revenues of $42.7 million for the nine months ended April 1, 2006. Decreases in the three and nine-month periods resulted primarily from lower sales of remanufactured robots to disk drive manufacturers in the U.S. and Asia, along with reduced sales of robots and components to automotive component manufacturers in the U.S.

In terms of our business segments, Robotics revenues decreased 12.9% to $8.1 million for the three months ended March 31, 2007, from $9.3 million for the three months ended April 1, 2006. For the nine months ended March 31, 2007, Robotics revenues decreased 11.5% to $22.4 million, compared to $25.3 million for the nine months ended April 1, 2006. Services and Support revenues were $4.5 million for the three months ended March 31, 2007, down 18.8% from $5.8 million for the three months ended April 1, 2006. Services and support revenues were $14.0 million for the nine months ended March 31, 2007, decreasing 19.1% from $17.3 million in the nine months ended April 1, 2006.

Our domestic sales were $5.3 million for the three months ended March 31, 2007, compared to $5.8 million for the three months ended April 1, 2006, a decrease of 8.6%. This decrease in domestic sales primarily resulted from lower orders from U.S. automotive component manufacturers for our Cobra robots and related accessories, as well as a decrease in sales of remanufactured robots to disk drive manufacturers. A significant portion of our U.S. revenue includes product sales for end user customers actually located in Asia and Europe, although our point of sale is within the U.S. This is especially true for the disk drive market, where capital spending has been deferred for the past several months due to the merger of two major companies in the disk drive industry who were both customers. Our international sales were $7.3 million for the three months ended March 31, 2007, down 20.7% from $9.2 million for the comparable period of fiscal 2006. This decrease is primarily attributable to reduced remanufactured product revenues used by the disk drive industry in Asia due to a down cycle in capital spending.

Gross Margin. Gross margin as a percentage of revenues was 45.8% for the three months ended March 31, 2007, compared to 45.3% for the three months ended April 1, 2006. Gross margin as a percentage of revenues was 42.8% for the nine months ended March 31, 2007, compared to 47.3% for the nine months ended April 1, 2006. The decline in gross margin for the nine months of fiscal 2007 resulted from a combination of: lower average selling prices for Cobra and Python products; a higher percentage mix of units sold through distribution channels, from which we generally experience lower margins; higher parts costs used in the remanufacturing of robots; and lower absorption of manufacturing costs.

Research, Development and Engineering Expenses. Research, development and engineering expenses for the three months ended March 31, 2007 increased by 11.8% to $1.9 million, or 15.0% of revenues, from $1.7 million, or 11.5% of revenues for the three months ended April 1, 2006. Research, development and engineering expenses for the nine months ended March 31, 2007 decreased by 1.9% to $5.3 million, or 14.4% of revenues, from $5.4 million, or 12.6% of revenues for the nine months ended April 1, 2006. The decrease in expenses for the nine month period of 2007 was primarily due to the capitalization of internal software development expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.6 million, or 36.3% of revenues, for the three months ended March 31, 2007, a reduction of $0.2 million compared to $4.8 million, representing 32.0% of revenues for the three months ended April 1, 2006. Selling, general and administrative expenses were $14.8 million, or 40.5% of revenues, for the nine months ended March 31, 2007, compared to $14.8 million, representing 35.0% of revenues for the nine months ended April 1, 2006.

Settlement Expense. The Company recorded in Q3 of fiscal 2007 approximately $1.9 million of expense as a result of the Crosslink settlement agreement, further discussed in Part II, Item 1, Legal Proceeding. This expense fully comprehends the issuance of 225,000 shares of the Company’s common stock pursuant to the settlement agreement and has no cash effect on the Company.

Net Interest Income (Expense). Interest income, net of interest (expense), was $98,000 for the three months ended March 31, 2007 compared to $(17,000) for the three months ended April 1, 2006. Interest income, net of interest (expense), was $345,000 for the nine months ended March 31, 2007, compared to $(65,000) for the nine months ended April 1, 2006. Increased interest income in the three and nine months ended March 31, 2007 is due to higher invested cash balances during the period due primarily to the company’s cash position as a result of the investment by Crosslink completed in June 2006.

Foreign Currency Exchange Gain (Loss). Foreign currency exchange gain was $32,000 for the three months ended March 31, 2007, compared to a loss of ($17,000) for the three months ended April 1, 2006. Foreign currency exchange gain was $157,000 for the nine months ended March 31, 2007 compared to a loss of $(206,000) for the three months ended April 1, 2006. Foreign currency exchange gains and losses resulted primarily from the movement of exchange rates between the euro and the U.S. dollar in the period between the time transactions are recorded and settled as well as the increased relative values of net current assets held in non-U.S. dollar denominations.

Provision for Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. We have net operating losses which are sufficient to offset most of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investment decreased $3.1 million from June 30, 2006 to $10.9 million. Net cash used in operating activities of $(1.8) million was mainly attributable to the $(6.0) million loss offset by $2.4 million increase in net operating assets. Other items affecting the operating cash flows were non-cash charges including depreciation and amortization of $877 thousand and stock-related compensation charges of $948 thousand.

Cash used in investing activities of $(3.2) million reflects the net movement of cash and cash equivalents into short-term investments of $1.2 million; capital expenditures of $1.3 million, primarily in demonstration equipment and equipment used in the assembly and test of our products; and capitalization of $669 thousand in software development costs during the first nine months of fiscal 2007.

Cash provided by financing activities of $602 thousand reflects activity in our employee stock purchase program as well as stock option exercises.

Adept has a Loan and Security Agreement with Silicon Valley Bank, under which we have a facility to borrow amounts under predefined terms and conditions. This facility was not utilized during the three and nine months ended March 31, 2007 and as such no amounts were outstanding in respect to the agreement.

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

The Purchase Agreement includes certain covenants and agreements of Adept in connection with the private placement of stock, including retaining corporate existence, NASDAQ listing and reporting status. In connection with the Financing, we granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of our outstanding stock, certain inspection rights of Adept company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement (which is now largely terminated as a result of the Crosslink Settlement agreement) and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and agreed to pay for certain expenses of Crosslink up to $35,000 incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, we have registered the shares we sold for resale to the public, and these shares could be sold with little restriction. We must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where we determine in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in our best interest.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115,” which will become effective in fiscal year 2008. SFAS NO. 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value at specified election dates. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company is currently evaluating the impact that this Statement SFAS 159 may have on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (SFAS 157).” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008. The Company has not yet determined the impact that this Statement SFAS 157 may have on its consolidated financial position, results of operations or cash flows.

Contractual Obligations

Total operating lease and capital lease obligations at March 31, 2007 were $7.8 million, which consists of $7.4 million in operating lease obligations and $0.4 million in capital lease obligations. A summary of our contractual obligations, including operating lease and capital lease obligations as of March 31, 2007 follows:

	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$7,434	$1,941	$3,293	$1,923	$277
Capital lease obligations	365	144	211	10	—

Total operating lease and capital lease obligations	$7,799	$2,085	$3,504	$1,933	$277

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

(in thousands)	March 31, 2007	Fair Value
Cash and cash equivalents	$5,756	$5,756
Average rate	1.8%	1.8%
Short-Term Securities	$5,194	$5,194
Average rate	4.3%	4.3%

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

We also have a line of credit with Silicon Valley Bank. We did not borrow under this facility in fiscal 2006 and have no current intention to do so in fiscal 2007; however, if we were to draw down under this facility or issue letters of credit thereunder, Adept would be subject to interest rate risk as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 31, 2007, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures, designed to ensure that information related to Adept and our consolidated subsidiaries is recorded, processed, and reported timely and is accumulated and made known to our management, including the CEO and CFO, to allow timely decisions regarding required disclosures were not effective, because of the material weaknesses in our internal controls over financial reporting discussed below.

Restatements of Fiscal 2006 Interim Periods

In connection with the annual consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept and our auditors identified errors in a number of accounts, primarily involving intercompany eliminations associated with our consolidation of international subsidiaries. Management initiated a comprehensive review of Adept’s financial books and records, including those of all subsidiary companies, relating to certain historical financial statements.

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

In addition to the conclusions of our CEO and CFO regarding Adept’s disclosure controls and procedures, our independent auditors, in performing their audit of our fiscal 2006 financial results, identified certain control deficiencies that constitute material weaknesses as discussed below. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Material weaknesses in our controls resulting in the errors identified above for which our remediation was not completed as of the end of our third quarter of fiscal 2007 include:

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

Remediation Measures

During the first nine months of fiscal 2007 and in connection with the preparation of this Quarterly Report on Form 10-Q, we have continued to implement, as further specified below, changes and procedures to improve the effectiveness of our internal control over financial reporting, in part to remedy control deficiencies reported for prior periods and the restatement items discussed above, and are continuing to evaluate improvements. In general, the measures identified generally include, without limitation, (i) making personnel and organizational changes to improve communications and reporting, (ii) executing the company’s plan for improved IT systems to standardize numerous processes; (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures.

We are in the process of implementing measures to strengthen internal control over financial reporting including:

•	Hiring of additional and replacement personnel for the finance organization, in particular, individuals with expertise in international consolidations, U.S. GAAP accounting, and internal control over financial reporting matters;

•	Reorganizing the U.S. and Corporate accounting functions to establish multiple levels of accounting action which allow for a minimum of two people to be involved in the preparation and review of reconciliations and analyses;

•	Establishing a process for effective review and monitoring of subsidiary data used within the Company’s consolidation;

•	Installation of upgraded software tools used in the consolidation and reporting processes;

•	Enhancing review and sign off procedures for month-end journal entries and analyses used in the preparation of financial statements; and

•	Establishing an independent review of consolidation and intercompany elimination entries, exceeding specified amounts, by the CFO and Corporate Controller.

We expect most, if not all, of the elements of the remediation effort to be fully implemented by the end of fiscal year 2007. These include the hiring of sufficient, proficient corporate accounting staff; complete implementation of upgraded consolidation and reporting tools; and the implementation of a multi-level review process of critical account reconciliations or analyses as discussed above.

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

In October 2006, Adept was informed by Crosslink Capital that Crosslink believed Adept made misrepresentations regarding Adept’s financial statements relating to periods after June 2005 in the Common Stock Purchase Agreement, dated as of June 9, 2006 (the “Purchase Agreement”) between Crosslink Capital and Adept, and requested compensation for these misrepresentations.

On May 13, 2007, Adept and the entities affiliated with Crosslink Capital (collectively, “Crosslink Entities”) which were party to the Common Stock Purchase Agreement, dated as of June 9, 2006 (the “Purchase Agreement”) entered into a settlement agreement. Pursuant to the settlement agreement, Adept agreed to issue an aggregate of 225,000 shares of its common stock to the Crosslink Entities with registration rights in lieu of cash consideration for the settlement. The Crosslink Entities agreed to waive and release any claims against Adept, its officers, directors and other related parties arising from their purchase of Adept common stock pursuant to the Purchase Agreement, including without limitation, any claims for indemnification for breaches of representations or warranties thereunder as well as under any federal or state securities laws. Adept agreed to waive and release the Crosslink Entities from claims by Adept relating to the same matters. Additionally, the Crosslink Entities agreed to terminate the survival of Adept’s representations and warranties, and the indemnification obligations related thereto, in the Purchase Agreement effective on the date of the settlement agreement.

To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects discussed in the announcement; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

This decrease is primarily attributable to reduced remanufactured product revenues used by the disk drive industry in Asia due to a down cycle in capital spending.

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

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. In connection with the consolidation of our fiscal 2006 financial results, we identified a number of errors, primarily involving intercompany eliminations associated with our international subsidiaries, reflecting material weaknesses in our internal controls. Accordingly, during the fiscal 2006 audit, our external auditors identified certain material weaknesses, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Adept completed a restatement of certain prior interim financial statements of fiscal 2006. We may be subject to claims, regulatory investigation, sanctions and/or litigation as a result of such restatements. As of the time of filing this Quarterly Report on Form 10-Q, we are continuing to address remediation of our internal controls and disclosure controls, as discussed under Item 4. titled “Controls and Procedures” but have not completed all of such remediation. Inadequate internal controls could lead to future restatements or impair our ability to timely file our future periodic reports with the SEC, all of which could subject us to regulatory sanctions or litigation.

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

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train, motivate and retain qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products, in addition to our ability to meet our requirements as a public company. We have recently experienced significant changes in our management, including hiring a new Chief Financial Officer (CFO) in June 2006 and changes in the last two years with respect to several other of our executive officers. While our succession planning with respect to our existing Chief Executive Officer (CEO) and senior management is under discussion, contingency plans are not yet completed. In 2004, we reorganized management and have since had turnover in management team personnel. We reduced headcount in connection with our restructurings in prior fiscal years and made changes in other senior personnel, which changes, taken with our more recent management changes, may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. In connection with the strengthening of our internal controls over financial reporting, we have hired and intend to hire additional qualified individuals for our finance organization, and their engagement and retention is critical to this endeavor. Other than our CEO’s and CFO’s offer letter which include certain limited change of control severance if terminated, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our management.

Risks Related to our Stock

The sale of a substantial amount of our common stock, including shares issued upon exercise of outstanding options and warrants in the public market, and the concentration of our equity ownership by a small number of stockholders, could adversely affect the liquidity of Adept securities and the prevailing market price of our common stock.

We had an aggregate of 7,686,815 shares of common stock outstanding in May 2007 shortly before the filing of this Quarterly Report on Form 10-Q. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. These warrants expire in 2008 and could be exercised at any time. These investors in our private placement beneficially own a substantial portion of our total outstanding equity securities, and these investors along with a few other stockholders unrelated to these stockholders together hold the substantial majority of our outstanding common stock, which may affect the trading market for our stock, and also the results of the outcome of any matter upon which stockholders must vote or otherwise participate. In June 2006, we also issued 731,251 shares to Crosslink in a private placement, referred to as the 2006 financing. In connection with our settlement with Crosslink, in lieu of paying a cash settlement amount, we are issuing 225,000 shares of common stock to Crosslink Entities. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing and Adept’s 2006 financing and have agreed to register the resale of the shares being issued to the Crosslink Entities. The selling security holders may offer up to an aggregate of approximately 5.0 million shares of our common stock under these registration statements, including more than 1.1 million shares of which are not currently outstanding but may be in the future. We raised $10.0 million in an equity financing in 2006. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could result in the further dilution of our stockholders’ equity interest.

Additionally, at March 31, 2007, options to purchase approximately 1,063,568 shares of our common stock were outstanding under our equity compensation plans, and an additional 393,652 shares of common stock were reserved for future grant and issuance under such plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans generally will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing stockholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

Our stock price has fluctuated and may continue to fluctuate widely.

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results and restatements of historical financial statements;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on NASDAQ or another exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation or claims regarding our restatement, internal controls, proprietary rights or other matters including the Crosslink matter;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including as a result of our Crosslink settlement and 2003 and 2006 financings.

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

In the past, securities class action and other litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like us, which are involved in rapidly changing markets, are particularly subject to this risk. We have incurred net operating losses in recent fiscal years and our stock price remains volatile. In September, 2006, Adept announced the restatement of our financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. In October 2006, Adept filed amended quarterly reports for the first three quarters of fiscal 2006 which reflect such restatements. Crosslink Capital made claims against Adept relating to such restatements, and in May 2007, adept settled this matter. To date, there has been no litigation commenced with respect to the restatement matters or other matters; however, such announcements often result in litigation of varying kinds against the issuer. We may be the target of litigation of this kind in the future. Any securities or other litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

ITEM 5.	OTHER INFORMATION

During the quarter ended December 30, 2006, the Board approved guidelines for management’s recommendations with respect to quarterly employee equity awards to be approved by the Compensation Committee or Board as reported on a Current Report on Form 8K, including defining quarterly targets for purposes of recommending equity grants to executives. Quarterly targets were not established for the second or third quarter and, therefore, no grants have been recommended for executives for those quarters.

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

Date: May 15, 2007

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