Form 10-K
period 2007-06-30
ADEPT TECHNOLOGY INC
filed 2007-09-17
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non–voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2006) was $36,192,999. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of September 10, 2007, approximately 7,932,992 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ADEPT TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This report contains trademarks and trade names of Adept and other companies. Adept has 140 trademarks of which 15 are registered trademarks, some of which include the Adept Technology logo, including (among others): AIM®, FireBlox®, HexSight®, Adept Cobra 600™, Adept Cobra 800™, Adept Python™ Linear Modules, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™ and AdeptSight™.

ITEM 1.	BUSINESS

We are a global, leading provider of intelligent robotics systems and services that provide high performance and economic value throughout the production life cycle or automated procedure, enabling our customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing and other automated processes.

With almost 25 years of operating expertise, Adept has been a pioneer in the robotics industry. Our robotics solutions are targeted at applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to markets including high speed packaged goods, life sciences, disk drive/electronics and semiconductor; as well as to traditional industrial markets, including machine tool automation and automotive electronics.

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

Our product range currently includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and advanced vision-based flexible parts feeders. Our core offering is our motion controls systems and application software, which we generally sell in combination with our own vision-guidance technology and/or our or third parties’ robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept.

Our robots include the widely employed 4-axis Cobra™ family of robots, which are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms designed for assembly and material handling tasks; Modular Adept Python™ single axis robot mechanisms that are highly configurable by the user; Adept Viper™ 6-axis articulated robots for high-speed precision assembly; and Adept Quattro™ robots for high-speed packaging applications. To address the needs of our customers, we continue to expand our robot product lines and to develop advanced software and sensing technologies that enable robots to perform a wider range of functions.

In the packaged goods market, our systems are used to automate high volume packaging of perishable items and various consumer products such as food and cosmetics. In the life sciences market, our systems are used for a variety of applications, including the manufacture of medical devices, the automation of repetitive operations in diagnostic and pharmaceutical labs, and as part of computer assisted robot-based surgical procedures. In the disk drive/electronics market, our solutions help enable the manufacture and assembly of electronic products such as computer disk drives, cell phones and printer cartridges and components. In the semiconductor market, our Class 1 clean room robots provide high performance and precision motion to clean room assembly, handling, testing and packaging applications. We are also targeting our clean room products for similar applications in the solar panel production market, which uses very similar manufacturing processes. In the machine and industrial automation industry, our solutions are used to automate machine tools and other industrial equipment used in the manufacturing of products or components. In the automotive electronics industry, we provide automation solutions for the manufacturer and assembly of specialized automotive parts, in particular parts relating to sensors, safety equipment and other electronic applications.

Adept’s business is focused towards delivering intelligent, flexible production automation products, components and services for assembly, packaging, material handling and lab automation applications under two operating segments: (1) Robotics and (2) Services and Support:

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

We market and sell our products worldwide through more than 200 systems integrators, distributors and OEMs and our direct sales force. System integrators and OEMs add some combination of application-specific hardware and software to our products, resulting in solutions that are sold to Global 1000 companies across a range of industries. We have more than 30,000 motion control systems and more than 6,000 vision guidance systems installed worldwide, controlling an installed based of 25,000 Adept robots as well as other brands of robot mechanisms.

Founded in 1983, Adept is the largest U.S.-based manufacturer of industrial robots. We were incorporated in California in 1983 and reincorporated in Delaware in 2005. Our principal executive offices are located at 3011 Triad Drive, Livermore, California 94551. Our telephone number at that address is (925) 245-3400. Our website address is www.adept.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission.

ROBOTICS SEGMENT

Adept is a pioneer and market innovator in developing intelligent robotics and advanced control systems. Our systems are designed for easy integration, deployment and use. We offer a unique robotic control system that combines tightly integrated vision, motion control and geometric object recognition. This tight integration helps to reduce development costs, risk associated with precision applications and the total cost of implementation, and is a key differentiator for Adept. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

Adept Robot Mechanisms

We provide a large number of robot mechanisms to address different markets and application needs. Each of these robot mechanisms is controlled by the software and hardware control architecture described below in “Advanced Controls and Software.” Our broad product line allows system integrators and end users to develop automation solutions for many industries and applications.

Adept’s most widely deployed robots are the Cobra family, including the Adept Cobra s600 (which comprised 9%, 23% and 21% of our gross revenue in each of our fiscal years 2007, 2006 and 2005, respectively), Adept Cobra s800 (which comprised 9%, 9% and 11% of our gross revenue in each of our fiscal years 2007, 2006 and 2005 respectively), Adept Cobra s350 and Adept Cobra Clean Room/ESD s350. We also offer an embedded controller version of the Cobra line with the iCobra family, consisting of the Adept Cobra i600 and Adept Cobra i800. Our Cobra products are 4-axis SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms, designed for assembly and material handling tasks such as cell phone assembly and cosmetic kitting. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. Our Cobra series robots are considered light-duty SCARA mechanisms that can be table mounted and offer an efficient range of motions in limited space. Our Cobra robots can be also connected to Adept’s SmartController for integrated motion and vision or multi-mechanism configurations.

Adept Python Linear Modules are single axis devices, similar in function to our Cobra robots, but sold as modular units that can be configured by the user to form application specific custom robot mechanisms ranging from 2 to 4 axes. Target markets for Adept Python products include electronics and automotive electronics. Each Adept Python Module is powered by Adept MotionBlox, an integrated single axis motion controller and power amplifier, which reduces the amount of software programming and cabling required in a workcell or robotic system that performs a specific automation function. Adept Python Modules are also offered in single-axis standalone versions which can operate without any additional controllers, reducing cost and space for simple applications.

To address the market need for a 6-axis articulated robot that combines speed and precision with a higher degree of flexibility and dexterity than traditional SCARA mechanisms, we offer the AdeptViper robot family. AdeptViper robots are targeted at precision assembly applications that require complex or fine manipulation of materials or products, for example, surgical assist or specialty assembly of components following curvatures or edges. We estimate that the market for 6-axis robotics in material handling and assembly processes is larger than the SCARA 4-axis market, and thus gives us expanded sales opportunities in the industries and global markets we serve. The AdeptViper s650 and AdeptViper s850 are designed for either table mounting or ceiling mounting and having a 5 kilogram maximum payload capacity. The AdeptViper s1300 and Adept Viper s1700 six-axis robots are extended-reach and higher-payload versions of the s650 and s850 robots models.

In February 2007, we introduced Adept Quattro, a unique four parallel arm robot specifically designed for high-speed packaging applications. Adept Quattro integrates controller and vision capabilities and provides packaging times that are twice as fast as conventional packaging robots. Adept Quattro is targeted at loading, kitting, cartoning and case packing applications in the food, consumer goods, cosmetics and pharmaceutical industries.

Advanced Controls and Software

Robot Controls

The Adept SmartController™ CX is an ultra-compact high-performance robot and vision controller based on Adept’s proprietary SmartServo™ distributed architecture. The Adept SmartServo distributed servo control network seamlessly integrates motion control for up to 24 axes, vision guidance and inspection, and real-time networking and communications functions. Benefits of Adept SmartController include reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support while maintaining compliance with domestic and international safety specifications.

Distributed Control Architecture

We offer Adept SmartServo, a digital servo network that combines motion control signals and input/output signals for transmission over a high-speed IEEE-1394 FireWire cable. The product line includes a family of controllers, amplifiers, motors and Adept SmartServo-enabled mechanisms that replace most of the traditional control and power electronics architecture with a digital servo network. All Adept Cobra, AdeptViper, Adept Python and Adept Quattro mechanisms are configured to operate with Adept’s SmartServo technology. Adept SmartServo technology allows us to coordinate multiple Adept robots with one SmartController. This capability is a key value proposition for our customers.

Motion Controls

Adept MotionBlox™ technology offers convenient and economical scalability to add one or more axis to any Adept Robot or Adept Controller system. These self-contained multiple and single channel power amplifiers, with an on-board microprocessor, are mounted directly on (or in) the robot mechanism. Adept MotionBloxServo Kits are plug compatible with Adept’s SmartServo distributed servo network.

Adept controllers are unique in that they are able to operate both with Adept’s own robots and with third party European and Japanese robotic systems and to enable higher performance from all these robots. With more than 35 kinematic models, or configurations of controls and robot mechanisms, we are able to control and integrate multiple vendor products and systems.

AdeptVision

Integrated vision is a key differentiator for Adept robotic solutions. Our AdeptVision family offers highly integrated machine vision products that are used for robot guidance and inspection applications. Utilizing proprietary geometric object recognition, the integration of our controller and vision systems software enables high speed vision applications such as vision servoing and on-the-fly vision refinement. For inspection applications such as gauging and dimensioning, the AdeptVision product is sold as an integrated inspection vision system comprised of a SmartController CX with an embedded vision board and software.

AdeptSight™ integrates PC-based vision with Adept’s robotic and motion control product and is designed to work seamlessly with Adept Cobra SCARA robots, making the development and use of vision location, guidance and inspection applications simpler, faster, and more powerful. Based on Adept’s unique technology acquired through HexSight Locator, AdeptSight is a complete package that includes the application toolset, the vision software, vision and vision-to-robot calibration wizards, the camera and lens and the accessories to provide a complete out-of-the-box solution.

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

Adept V+™

Adept developed the first modern programming language for robots, and our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This comprehensive programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

SERVICE AND SUPPORT

The goal of the Adept Service and Support group is to assure the productivity of every Adept product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts, field upgrades, and factory repair and remanufacturing capabilities. In some industries, support is a critical component of our overall solutions offering, and we work closely with our customers to configure the automation system that will best address their specific requirements.

We provide “evergreen” product paths that support our customers with service and upgrades for all products, including those no longer in production, to ensure that an investment in flexible automation from Adept will continue to be productive for the duration of a project or production requirement.

Our service and support organization includes a staff located at our headquarters and field personnel who are based in the United States, Europe and Asia to support customers worldwide.

Our product training personnel develop and deliver training courses on subjects ranging from basic system maintenance to advanced programming. In addition, we have field personnel who are qualified to assist in delivering training courses. These courses are geared both for manufacturing engineers who design and implement automation lines and for personnel who operate and maintain equipment once it is in production, and are taught in Adept offices and customer sites throughout the world.

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

In addition, our Livermore manufacturing facility provides factory repair and remanufacture services which ensure that Adept products will continue to be productive over the extended timeframes common for automated production lines. In some circumstances, we are also able to generate additional revenue through the remanufacture and enhancement of our competitors’ robots.

Our Robotics segment accounted for approximately 63.1% of our revenue in fiscal 2007 and our Services and Support segment accounted for approximately 36.9% of our revenue in fiscal 2007. Additional financial information regarding our business segments is included in Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Customers

We sell our products to system integrators, distributors, Global 1000 companies and OEMs. Adept’s robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the consumer electronics, disk drive, machine tool automation, automotive electronics, packaged goods and life sciences industries. No customer accounted for more than 10% of our revenues for any of the past three fiscal years.

Financial information regarding revenue derived from domestic and international customers based upon geographic area is included in Note 10 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Distributors. We utilize a network of distributors to provide cost effective sales coverage in smaller markets where it is prohibitively expensive for us to allocate direct sales resources. We use a combination of exclusive (Adept product only) and non-exclusive distributors who sell our robot and vision guidance products in their standard forms. Adept also provides service and support for customers who have purchased Adept products through one of our distributors. As of June 30, 2007, we had 15 distributors in several countries around the world.

Direct Sales Force. We employ a sales force which is currently organized around our primary target markets and which sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2007, our North American direct sales force included 12 employees. We have three North American sales and customer support offices located in Livermore, California; Cincinnati, Ohio, and Charlotte, North Carolina. As of June 30, 2007, our international sales organization included 16 direct sales employees and nine agents covering Europe, Asia and South America.

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

Research and Development

We focus our research and development efforts on the development of an integrated product line, which furthers our factory automation approach and which reduces cost, enhances performance, and improves ease of use for our customers. Research and development activities are focused on design of our motion and vision control hardware and the robotic mechanisms that utilize them along with advanced software for vision, motion control and applications.

As part of our corporate restructuring, at the end of June 2007 we consolidated our primary research and development activities in Livermore, California and Quebec, Canada into our Livermore facility.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2007, we had 39 persons engaged in research, development and engineering and as of August 25, 2007 we had 30 employees in this area. Our research, development and engineering expenses were approximately $7.2 million for fiscal 2007, $7.1 million for fiscal 2006 and $6.9 million for fiscal 2005 and represented 14.8% of revenues for fiscal 2007, 12.4% of revenues for fiscal 2006 and 13.6% of revenues for fiscal 2005.

Manufacturing

The majority of our robot mechanisms are sourced externally and Adept’s manufacturing operations, which are located in Livermore, California and Dortmund, Germany, are focused on product assembly, integration and test. We strategically outsource sub-components of our systems, including electronics assemblies and mechanical mechanisms. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

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

Backlog

Our product backlog at June 30, 2007 was approximately $6.3 million, as compared to approximately $6.1 million at June 30, 2006. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2007 to ship during fiscal 2008. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2007, we had 157 employees worldwide. Of the total, 39 were engaged in research and development, 34 in sales and marketing, 29 in service and support, 30 in operations, and 25 in finance and administration.

At the end of fiscal 2007, as part of our corporate restructuring, we conducted a reduction in force to rebalance our resources with our operational priorities and our target markets. As of August 25, 2007, we had 146 employees worldwide, of which 30 were engaged in research and development, 30 in sales and marketing, 29 in service and support, 30 in operations, and 27 in finance and administration.

Competition

The market for intelligent automation products is highly competitive. We compete with a number of robot companies, motion control companies, and machine vision companies. Many of these companies are larger or have more resources than Adept does. Many of our competitors in the robot market are integrated manufacturers of products that produce robotics equipment internally for their own use and may also compete with our products for sales to other customers. The basis for competition typically centers on price and performance. We believe that we favorably compete on the basis of higher performance, additional capabilities, greater combination of speed, precision, and flexibility, and better support of our product line.

Our principal competitors in the SCARA robot and linear modules markets include subsidiaries of Japanese companies, including Epson Corporation, Yamaha Corporation, Denso Corporation and IAI America, Inc. We also compete with a small group of European companies, principally Stäubli Corporation. Adept robots are differentiated by integrating more sophisticated controls and vision technology along with embedded controls.

In the material handling robot market, we compete with the above companies, as well as manufacturers of 6-axis robots including ABB Robotics division, FANUC Robotics, Inc., Motoman, Inc. and Stäubli Corporation. In the 6-Axis market, Adept offers strong performance and more sophisticated controls and software.

In the machine vision market, our primary competition is from Cognex Corporation. Cognex has a broader, more extensive product line than Adept, but is focused on machine vision only.

In the packaged goods market, the primary competition for the Adept Quattro robot comes from ABB Robotics division and FANUC Robotics. The Adept Quattro robot offers higher performance and a more compact control solution than its competing products.

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2007, we had thirteen patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we make use of non-disclosure agreements with customers, suppliers, employees, and consultants. Adept attempts to protect its intellectual property by restricting access to its proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Seasonality

Historically, orders have been lowest in our first half of the fiscal year and highest in our second half of the fiscal year, with a decline between the fourth quarter of one fiscal year and the first fiscal quarter of the next year. This historical seasonality is due, in part, to the concentration of sales into the European market. Revenues in each quarter will vary based on European market seasonality and on the particular timing of major programs to key customers. We expect that this seasonality may be less dramatic in the foreseeable future as our Quattro packaging business increases and partially offsets the seasonal pattern

Restructuring

At the end of fiscal 2007, we initiated a restructuring of our business to reduce facility and headcount costs, consolidate development activities at fewer locations and realign our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate and are realigning our resources to focus them on more profitable opportunities in Europe and in our target markets.

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

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. The factors that may contribute to these fluctuations include:

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions domestically and internationally in one or more industries in which we sell our products;

•	changes or reductions in demand in the electronics, disk drive, automotive, packaged goods, and other markets we serve;

•	slower than expected adoption of distributed controls architecture or the adoption of alternative automated technologies;

•	a change in market acceptance of our products or a shift in demand for our products;

•	changes in our strategy and organizational changes made to execute changes in our strategy;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our suppliers or our competitors;

•	pricing and related availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	changes in the mix of sales by distribution channel;

•	our ability to effectively manage our working capital;

•	impact of new accounting pronouncements;

•	exchange rate fluctuations;

•	shifts in geographic concentration of our sales or operations between domestic and international;

•	seasonal fluctuations in demand and our associated revenue, for which demand is generally lower in the first half of the fiscal year;

•	our ability to expand our product offerings through acquired technologies and products;

•	costs incurred in connection with compliance with Sarbanes-Oxley Act internal controls and other SEC and NASDAQ requirements; and

•	extraordinary events such as litigation or acquisitions.

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

We generally recognize product revenues upon shipment or, for certain international sales, upon receipt by the customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A significant percentage of our product shipments occur in the last month of each fiscal quarter. Historically, this has been due, in part, to our inability to forecast the level of demand for our products or the product mix for a particular fiscal quarter. To address this problem we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. A delay in shipments near the end of a fiscal period, for example, due to product development delays or delays in obtaining materials, for example, may cause sales to fall below expectations and harm our operating results for the period.

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

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales were $29.2 for the year ended June 30, 2007, $30.8 million for the year ended June 30, 2006, and $33.9 million for the fiscal year ended June 30, 2005. This represented 60%, 53% and 67% of revenue for the respective periods. We expect that revenue from our international operations will continue to account for a significant portion of our total revenue. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales and purchases, which include the following:

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	transportation costs and delays;

•	foreign currency fluctuations;

•	export/import controls;

•	tariff regulations and other trade barriers;

•	higher freight rates;

•	difficulties in staffing and managing foreign sales, service and manufacturing operations;

•	stringent local jurisdictional requirements regarding employees and union activity;

•	greater difficulty in and longer time required for accounts receivable collection in foreign jurisdictions; and

•	potentially adverse tax consequences.

Ongoing global economic and political developments and the resulting changes in currency exchange rates, most notably between the U.S. dollar, the euro, and the Japanese yen, have had, and may in the future have, a significant effect on our business, operating results and financial condition. The decline in value of the U.S. dollar to the euro in fiscal 2005 through 2007 resulted in a currency exchange gain for us, and future fluctuations may result in significant gains or losses. If there is an increase in the rate at which a foreign currency exchanges into U.S. dollars, the dollar has appreciated relative to the foreign currency, and it will take more of the foreign currency to equal the same amount of U.S. dollars than before the rate increase. Pricing our products and services in U.S. dollars in this circumstance results in an increase in the price for our products and services compared to those products of our competitors that are priced in local currency. This could result in our prices being uncompetitive in markets where business is transacted in the local currency. Foreign exchange fluctuations may render our products less competitive relative to locally manufactured product offerings, or could result in foreign exchange losses. To maintain a competitive price for our products in Europe and elsewhere, we may have to provide discounts or otherwise effectively reduce our prices, resulting in a lower margin on products sold in Europe and other relevant locations. Additionally, we make yen-denominated purchases of certain components and mechanical subsystems from certain of our sole or single source Japanese suppliers and thus remain subject to the transaction exposures that arise from foreign exchange movements between the dates foreign currency export sales or purchase transactions are recorded and the dates cash is received or payments are made in foreign currencies. Beginning in fiscal 2007 our non-U.S. operations uses its respective local currency as the functional currency. In Europe, we are now manufacturing locally and thereby incurring a greater part of our costs and expenses in the local currency. Singapore has become our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. These operations result in exposure to currency exchange risk. Continued change in the values of the euro, yen or changes in the values of other foreign currencies could have a negative impact on our business, financial condition and results of operations.

We have expanded our market presence in Asia over the past two years in response to the increase in multi-national manufacturing activities in that region. We maintain an office in Singapore and sell standard components for products to integrators and OEMs who deliver products to Asian markets such as Japan, Malaysia, Korea, and China. Past turmoil in Asian financial markets and weakness in underlying economic conditions in certain Asian countries may continue to impact our sales to OEM customers who deliver to, are located in, or whose projects are based in those Asian countries. In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as our products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer’s or their bank’s financial condition or the inability to access local equity financing. In the past, as a result of this lack of working capital and higher interest rates, we have experienced periodic declines in sales to OEMs serving the Asian market.

With over half of our revenues coming from international sales, collection times on those sales are longer because of longer delivery times, time required to clear customs, and generally slower payment patterns in some international markets. As our international sales increase, delays in receiving payment in connection with such sales may also more greatly impact our revenue and liquidity.

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

We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances. We currently have a one-year credit facility for up to $5.0 million, under which no amounts are outstanding. We currently depend on funds generated from operating activities, plus the proceeds of our June 2006 common stock financing and may depend on the funds available through our credit facility to meet our operating requirements and execute on our growth plan.

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

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers. Our future operations may be subject to substantial fluctuations as a consequence of domestic and foreign economic conditions, industry patterns and other factors affecting capital spending. Although the majority of our international customers are not in the Asia-Pacific region, a significant portion of our revenues comes from sales in this region, and we believe that any instability in the Asia-Pacific economies could also have a material adverse effect on the results of our operations as a result of a reduction in sales by our customers to those markets. Domestic or international recessions or a downturn in one or more of our major markets, such as the electronic/communications, packaging, food, and pharmaceuticals industries, and any resulting cutbacks in capital spending would have a direct, negative impact on our business.

Downturns in the industries we serve often occur in connection with, or anticipation of, maturing product cycles for both companies and their customers and declines in general economic conditions. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity and accelerated decline in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses while at the same time, continue to motivate and retain key employees. In the last two years, we have seen demand from U.S. manufacturing markets generally decline. We implemented a worldwide restructuring program in fiscal 2002 and at the end of fiscal 2007 to realign our businesses to the changes in our industry and our customers’ decrease in capital spending and also undertook cost reductions measures in fiscal 2003 through 2005. Despite restructuring activities, our ability to reduce expenses in response to any downturn in any of these industries is limited by our need for continued investment in engineering and research and development and extensive ongoing customer service and support requirements, in addition to administrative costs which must be incurred by us as a public company. The long lead-time for production and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products that we cannot sell. We believe our future performance will continue to be affected by the cyclical nature of these industries, and thus, any future downturn in these industries could therefore harm our revenue and gross margin if demand drops or average selling prices decline.

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

We have recently initiated a new restructuring program, have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future, and our restructuring efforts may negatively impact our business.

The intelligent automation industry is subject to rapid change. We have responded to increased changes in the industry in which we compete by restructuring our operations. At the end of fiscal 2007, Adept initiated a restructuring that is intended to lower fixed operating costs and redistribute sales and engineering resources to more quickly grow targeted markets while maintaining sufficient presence in key existing markets. The restructuring includes headcount reductions and the closure or consolidation of certain Adept sites in Canada and the U.S., consolidation of certain sales activities in the company’s Singapore location, the realignment of our sales force to address target vertical markets and the continued drive to outsource manufacturing of non-core functions and standard products. Despite our efforts to structure our company and our businesses to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, we cannot assure that we will be successful in continuing to implement these restructuring activities or that the reductions in sites, workforce and other cost-cutting measures will not harm our business operations and prospects. Further, in identifying a number of errors previously made as we completed our fiscal 2006 consolidation during fiscal 2007, we determined that our accounting systems and finance organization were not capable of supporting our growth and we have increased our investment and must continue to invest at a sufficient level to remediate these issues. Our inability to structure our operations based on evolving market conditions could negatively impact our business. We also cannot be certain that our current activities will be effective or that we will not be required to implement further restructuring activities, make additions or other changes to our management or reductions in workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

We have significant dependence on outsourced manufacturing capabilities and single source suppliers. If we experience disruptions in the supply of one or more key components, we may be unable to meet product demand and we may lose customers and suffer decreased revenue.

We outsource a predominant portion of our manufacturing function. Our June 2007 restructuring continues our movement toward outsourcing of non-critical functions and standard products. We obtain many key components and materials and most of our mechanical subsystems from sole or single source suppliers with whom we have no guaranteed supply arrangements. In addition, some of our sole or single sourced components and mechanical subsystems incorporated into our products have long procurement lead times. Our increased reliance on outsourced manufacturing and other capabilities, and particularly our reliance on sole or single source suppliers, involves certain significant risks including:

•	loss of control over the manufacturing process decreasing our flexibility in meeting customer delivery requirements and in reducing the cost of our products;

•	potential absence of adequate supplier capacity;

•	potential for significant price increases in the components and mechanical subsystems;

•	potential inability to obtain an adequate supply of required components, materials or mechanical subsystems; and

•	reduced control over manufacturing yields, costs, timely delivery, reliability and quality of components, materials and mechanical subsystems.

We do not have contracts with certain of our sole or single source suppliers. If any one of our suppliers were unable or unwilling to manufacture the components, materials or mechanical subsystems we need in the volumes we require, we would have to identify and qualify acceptable replacements. The process of qualifying suppliers may be lengthy, and additional sources may not be available to us on a timely basis, on acceptable terms or at all. If sufficient quantities of these items were not available from our existing suppliers and a relationship with an alternative vendor could not be developed in a timely manner, shipments of our products could be interrupted and reengineering of these products could be required. We have limited control over the quality of certain manufactured products and their acceptance by our customers. In the past, we have experienced quality control or specification problems with certain key components provided by sole source suppliers, and have had to design around the particular flawed item. Any quality issues could result in customer dissatisfaction, lost sales, and increased warranty costs. In addition, some of the components that we use in our products are in short supply. In the past, we have also experienced delays in filling customer orders due to the failure of certain suppliers to meet our volume and schedule requirements. Some of our suppliers have also ceased manufacturing components that we require for our products, and we have been required to purchase sufficient supplies for the estimated life of such product line. Problems of this nature with our suppliers may occur in the future.

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

Growth of our business depends upon the development and successful commercial acceptance of our new products.

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

Over the last several quarters, we have released new products to address emerging market requirements, including among others, our Quattro robot, targeted at the high speed packaging and part-picking applications in the food, consumer goods, cosmetics and pharmaceutical groups. A failure of our new products to be commercially successful may have a significant adverse impact on our operating results in the future.

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

We have identified material weaknesses in our internal controls. If we fail to develop and enhance an effective system of internal controls and disclosure controls, we may not be able to accurately report our financial results or obtain an unqualified attestation report from our independent auditors in the future. The restatement of fiscal 2006 quarterly financial statements, these weaknesses and failure to develop adequate controls could subject us to regulatory sanctions or litigation, harm our operating results and cause the trading price of our stock to decline.

Effective internal controls required under Section 404 of the Sarbanes-Oxley Act of 2002 and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls and disclosure controls that need improvement. In connection with the consolidation of our fiscal 2006 financial results, we identified a number of errors, primarily involving intercompany eliminations associated with our international subsidiaries, reflecting material weaknesses in our internal controls. Accordingly, during the fiscal 2006 audit, our external auditors identified certain material weaknesses, which meant that they believed that there was “a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or fraud in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.” Adept completed a restatement of certain prior interim financial statements of fiscal 2006. We may be subject to claims, regulatory investigation, sanctions and/or litigation as a result of such restatements. We believe that we have substantially remediated the material weaknesses noted in our 2006 Form 10-K and meaningfully strengthened our internal controls and disclosure controls. However, in connection with the audit of our fiscal 2007 financial results, our independent auditors reported to us that certain adjustments made in the audit process were indicative of a material weakness existing in the review of information in the financial statement close process. As a result, we continue to take measures to strengthen these controls.

To prepare for compliance with Section 404, which for the company under current regulations will be required as of June 30, 2008, we have undertaken certain actions including the preparation of an internal plan, which includes a timeline and schedule of activities for the evaluation, testing and remediation, as necessary, of internal controls. The remedied actions mentioned above and these actions have resulted in and are likely to continue to result in increased and significant expense, and have required and are likely to continue to require significant efforts by management and other employees. Failure to successfully complete such actions would subject us to adverse actions by the SEC, NASDAQ and possibly litigation. In the future, our independent auditors must evaluate management’s assessment concerning the effectiveness of our internal controls over financial reporting and render an opinion on our assessment and the effectiveness of our internal controls over financial reporting. We cannot be certain that our internal controls measures will be timely or successful to ensure that we implement and maintain adequate controls over our financial processes and reporting in the future and our independent auditors may not be able to render an unqualified attestation concerning our assessment and the effectiveness of our internal controls and disclosure controls. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could subject us to regulatory sanctions, harm our business and operating results or cause us to fail to meet our reporting obligations. Inferior internal controls and disclosure controls could also harm our reputation and cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our future success depends on our continuing ability to attract, integrate, retain and motivate highly-qualified managerial and technical personnel.

Competition for qualified personnel in the intelligent automation industry is intense. Our inability to recruit, train, motivate and retain qualified management and technical personnel on a timely basis would adversely affect our ability to manage our operations and design, manufacture, market, and support our products, in addition to our ability to meet our requirements as a public company. We have experienced significant changes in our executive management group in the last three years. Our contingency and succession planning for our Chief Executive Officer (CEO) and senior management is not yet completed. In the last two fiscal years we have had significant turnover in management team personnel. We have reduced headcount in connection with our restructurings in prior fiscal years and made changes in other senior personnel, which changes, taken with our more recent management changes and restatement of financial statements, may lead to employee questions regarding future actions by Adept leading to additional retention difficulties. In connection with the strengthening of our internal controls over financial reporting, we have hired and intend to hire additional qualified individuals for our finance organization, and their engagement and retention is critical to this endeavor. Other than our CEO’s offer letter which include certain limited change of control severance if terminated, and offer letters with certain of our officers that include only basic compensation terms, we have no employment agreements with our current management.

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

A meaningful portion of our historical growth was attributable to acquisitions of other technologies and businesses. We expect that acquisitions of complementary products and technologies in the future will likely again play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is challenged by our cash constraints, the level and volatility of our common stock price and thin trading volume affecting liquidity considerations, making equity transactions more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired.

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

Our hardware and software products are complex and, despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products or enhancements have been used in the marketplace for a period of time. We may discover product defects only after a product has been installed and used by customers. We may discover defects, errors, or performance problems in future shipments of our products. These problems could result in expensive and time consuming design modifications or large warranty charges, expose us to liability for damages, damage customer relationships, and result in loss of market share, any of which could harm our reputation and future business prospects. We generate revenue from sales of several relatively recently released products, and expect sales of our new products to increase in the current fiscal year. As a result, the negative impact on our business resulting from defects in such products could be significant. In addition, increased development and warranty costs could reduce our operating profits and could result in losses.

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

Sales of our systems into more highly regulated markets may subject our business to increased regulation and potential product liability.

Our systems and controls are sold in a variety of industries. As part of our increased focus on certain markets, we are now selling, or have increased our focused sales, for use in certain applications, including the manufacture of medical devices, the automation of repetitive operations in diagnostic and pharmaceutical labs, and as part of computer assisted robot-based surgical procedures. We must obtain and monitor compliance with regulatory requirements for our products and systems in these industries to which we would not otherwise be subject. This may increase certain costs necessary for the operation of our business. Additionally, our failure to obtain or maintain compliance with these requirements could have an adverse effect on our ability to sell our products or subject us to regulatory actions or fines. Medical applications industries also subject its participants to greater risk of claims and product liability which are not a part of our historical operations or sales into other industries.

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

We market products for the electronics, disk drive, automotive, packaged goods, and life sciences industries. Because we operate in multiple industries, we must work constantly to understand the needs, standards, and technical requirements of numerous different industries and must devote significant resources to developing different products for these industries. Our results of operations are also subject to the cyclicality and downturns in these markets. Product development is costly and time consuming. Many of our products are used by our customers to develop, manufacture, and test their own products. As a result, we must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing products that do not achieve broad market acceptance. Our decision to continue to offer products to a given market or to penetrate new markets is based in part on our judgment of the size, growth rate, and other factors that contribute to the attractiveness of a particular market. If our product offerings in any particular market are not competitive or our analyses of a market are incorrect, our business and results of operations could be harmed.

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

We had an aggregate of 7,932,992 shares of common stock outstanding in September 2007 shortly before the filing of this Annual Report on Form 10-K. In November 2003, we completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors. Investors in the 2003 financing also received warrants to purchase an aggregate of approximately 1.1 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. These warrants expire in 2008 and could be exercised at any time. In June 2006, we also issued 731,251 shares to Crosslink entities in a private placement, referred to as the 2006 financing. In May 2007, in connection with our settlement of a dispute with Crosslink, we issued 225,000 shares of common stock to Crosslink entities. We have registered for resale by the investors the shares of common stock issued, and to be issuable upon exercise of the warrants, in the 2003 financing and Adept’s 2006 financing and have agreed to register the resale of the 225,000 shares issued to Crosslink entities as part of the settlement. The selling security holders from these offerings may offer up to an aggregate of approximately 4.3 million shares of our common stock under these existing registration statements, including more than 1.1 million shares of which are not currently outstanding but may be in the future. The investors in our private placements beneficially own a substantial portion of our total outstanding equity securities, and these investors along with a few other stockholders unrelated to these stockholders together hold the substantial majority of our outstanding common stock, which may affect the trading market for our stock. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could result in the further dilution of our stockholders’ equity interest.

Additionally, at June 30, 2007, options to purchase approximately 1,083,760 shares of our common stock were outstanding under our equity compensation plans, and an additional 368,532 shares of common stock were reserved for future grant and issuance under such plans. We also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans generally will be freely tradable in the public market, subject to the Rule 144 limitations applicable to our affiliates. The exercise of options and conversion of the warrants will significantly increase the number of common shares outstanding, diluting the ownership interests of our existing stockholders. Further, the sale of a substantial amount of our common stock, including shares issued upon exercise of these outstanding options or issuable upon exercise of our warrants, or future options in the public market could adversely affect the prevailing market price of our common stock.

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

The market price of our common stock has fluctuated substantially in the past, and will continue to be subject to significant fluctuations in the future in response to a variety of factors, including:

•	fluctuations in operating results and restatements of historical financial statements;

•	our liquidity needs and constraints;

•	effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the trading of our common stock on NASDAQ or another exchange;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation or claims regarding our restatement, internal controls, proprietary rights or other matters;

•	developments in the financial markets; and

•	perceived dilution from stock issuances, including as a result of our Crosslink settlement and 2006 financing.

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

In the past, securities class action and other litigation has often been brought against companies following periods of volatility in the market price of their securities or where operating results suffer. Companies like ours, which are involved in rapidly changing markets, are particularly subject to this risk. We have incurred net operating losses in recent fiscal years and our stock price remains volatile. In September 2006, Adept announced the restatement of our financial statements for one or more prior interim periods due to material inaccuracies in historical financial statements. In October 2006, Adept filed amended quarterly reports for the first three quarters of fiscal 2006 which reflect such restatements. Crosslink made claims against Adept relating to such restatements, and in May 2007, Adept settled this matter and issued common stock in consideration for such settlement. To date, there has been no litigation commenced with respect to the restatement matters or other matters; however, such announcements often result in litigation of varying kinds against the issuer. We may be the target of litigation of this kind in the future. Any securities or other litigation could result in substantial costs, divert management’s attention and resources from our operations, and negatively affect our public image and reputation.

Recent legislation, liability insurance costs and other increased costs of being public are likely to impact our future consolidated financial position and results of operations.

Significant regulatory changes, including the Sarbanes-Oxley Act of 2002 and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, and new accounting pronouncements or regulatory rulings will have an impact on our future financial position and results of operations. These regulatory requirements have, and in the future, are expected to increase general and administrative costs. In addition, costs of insurance have, in some instances, increased after these regulatory changes. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles and adversely affect our financial position and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters are located in a leased building of approximately 75,000 square feet in Livermore, California. The lease expires in May 2011 and obligates us to lease payments with 4.0% annual increases, plus insurance, property taxes and common area maintenance. Effective with our restructuring efforts in the fourth quarter of fiscal 2007, we consolidated our operations in Livermore and eliminated 20% of our building requirements so we now operate within 60,000 square feet. We previously leased an approximately 10,500 square foot facility in Quebec City, Canada for certain machine vision sales and research and development activities. Due to our restructure and closure of this location, we negotiated an early lease termination for this space as of July 31, 2007. We also lease facilities for sales and operations in Dortmund, Germany and for sales and/or customer training in Southbury, Connecticut (which is being closed as part of our restructure effort); Cincinnati, Ohio; Charlotte, North Carolina; Pomona, California; Vancouver, Canada; Massy, France; and Singapore. All of our properties are used by both of our two reportable business segments. Financial information regarding lease obligations is included in Note 6 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

During the first quarter of fiscal 2007, Adept announced the restatement of certain financial statements and amended its quarterly reports on Form 10-Q/A for each of the first three quarters of fiscal 2006. After this announcement, Adept was informed by Crosslink Capital Partners (“Crosslink”) that Crosslink believed Adept made misrepresentations regarding its financial statements relating to periods after June 2005 in the Common Stock Purchase Agreement, dated June 9, 2006, entered into in connection with Adept’s $10.0 million private placement of common stock to entities affiliated with Crosslink (collectively, “Crosslink Entities”), and requested compensation for such misrepresentations.

On May 13, 2007, Adept and the Crosslink Entities entered into a settlement agreement. Pursuant to the settlement agreement, Adept issued an aggregate of 225,000 shares of its common stock to the Crosslink Entities with registration rights in lieu of cash consideration for the settlement. The Crosslink Entities agreed to waive and release any claims against Adept, its officers, directors and other related parties arising from their purchase of Adept common stock pursuant to the Purchase Agreement, including without limitation, any claims for indemnification for breaches of representations or warranties thereunder as well as under any federal or state securities laws. Adept agreed to waive and release the Crosslink Entities from claims by Adept relating to the same matters. Additionally, the Crosslink Entities agreed to terminate the survival of Adept’s representations and warranties, and the indemnification obligations related thereto, in the Purchase Agreement effective on the date of the settlement agreement.

To date, other than the Crosslink matter described above, there have been no claims or litigation commenced with respect to the restatements and related subjects; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such claims or litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Robert H. Bucher	52	Chief Executive Officer

John Dulchinos	45	President and Chief Operating Officer

Lisa M. Cummins	37	Vice President of Finance and Chief Financial Officer, Secretary

Gordon Deans	47	Vice President, Business Development and General Manager Adept Canada

Joachim Melis	42	Vice President, Worldwide Sales

Robert H. Bucher has served as Adept’s Chief Executive Officer since November 2003. From November 2003 until January 2006 he also served as Chairman of the Board and from November 2003 until June 2007 he also served as President. Prior to joining Adept, Mr. Bucher was a consultant providing management advisory and financial investment to pre-IPO technology product and service businesses. From October 1998 to June 2002, Mr. Bucher was President and Chief Executive Officer of Norsat International Inc., a Canadian company that evolved under his leadership from a manufacturer and distributor of satellite components to a digital media infrastructure solution provider. Mr. Bucher held the position of Executive Vice President of Worldwide Operations at Measurex Corporation, an optimization, automation and solution system provider to the process industries from 1995 to 1998. Mr. Bucher holds a B.S. degree in Engineering from the University of Guelph, Canada.

John Dulchinos was appointed President and Chief Operating Officer in June 2007. Mr. Dulchinos joined Adept in October 1987 as a Regional Sales Engineer, and has held various positions at Adept including Director of OEM business, Vice President of North American Sales, Vice President of Worldwide Sales and Vice President, Robotics. Mr. Dulchinos holds both Bachelor and Master degrees in Mechanical Engineering with a concentration in Robotics from Renssalaer Polytechnic Institute in Troy, New York.

Lisa M. Cummins joined Adept in May 2007 as Corporate Controller and was appointed Vice President and Chief Financial Officer in July 2007. Since September 2005 and prior to joining Adept, Ms. Cummins served as Acting Corporate Controller with Pacer International, Inc., a publicly-traded logistics and intermodal freight transportation provider. From 2001 to 2005, Ms. Cummins held several positions, most recently as Manager of Financial Planning and Analysis, with APL Logistics, an independent unit of Neptune Orient Lines Limited, a global transportation and logistics company. Ms. Cummins is a Certified Public Accountant and holds a Master degree in Business Administration from St. Mary’s College in Moraga, CA, and a Bachelor degree from the University of California in Santa Barbara, CA.

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

Joachim Melis was appointed Vice President, Worldwide Sales in June 2007. He joined Adept in October 1990 as an Applications Engineer in our German office and served as Applications Supervisor and then Manager of European Customer Service from 1992 to 1998. In 1998, Mr. Melis became Managing Director of the RDA Services Division. In July 2000, Mr. Melis became the Managing Director for Sales and Service in Germany, and in September 2002, added Sales and Service in France. In August 2004 Mr. Melis was appointed Vice President, Europe in which position he served until June 2007. Mr. Melis holds a Degree in Electronics from the University of Dortmund, Germany.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Market under the symbol ADEP.

The following table reflects the range of high and low sales prices for each full quarterly period as reported for trading on the NASDAQ Global Market from July 1, 2005 through June 30, 2007.

	Three Months Ended
	Jun. 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	Jun. 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sep. 30, 2005
High	$9.89	$12.41	$11.99	$16.95	$15.18	$13.47	$23.00	$9.15
Low	$5.71	$6.40	$7.40	$8.90	$8.86	$7.25	$7.81	$7.25

At September 7, 2007, there were approximately 268 stockholders of record of our common stock.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We currently intend to retain all future earnings for our business and do not anticipate paying cash dividends on our common stock in the foreseeable future and we may be restricted from doing so under our current or a future credit facility.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. as compared to the Major Market Index, and an Industry Index / Peer Group index including twelve other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2002 and shown through June 30, 2007.

	6/02	6/03	6/04	6/05	6/06	6/07
Adept Technology, Inc.	100.00	20.95	55.24	77.62	135.24	60.29
NASDAQ Composite	100.00	109.91	139.04	141.74	155.82	191.32
Peer Group	100.00	97.91	121.19	102.79	137.94	170.46

•

This peer group is comprised of the following companies: Asyst Technologies Inc., Brooks Automation Inc., Cognex Corporation, Cyberoptics Corporation, Esterline Technologies Corporation, Gerber Scientific, Integralvision Inc., KLA Tencor Corporation, Nordson Corporation, and Perceptron Inc. The total return for each member of this peer group has been weighted according to each member’s stock market capitalization.

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

In fiscal 2004, Adept completed the disposition of our Solutions business segment, and its results have been recorded as discontinued operations.

(in thousands, except per share data)	Years Ended June 30,
	2007	2006	2005	2004	2003
Results of Operations:
Revenues	$48,688	$57,637	$50,480	$49,084	$38,214
Income (loss) from continuing operations	(11,513)	538	1,295	(109)	(26,210)
Net income (loss)	(11,513)	538	1,295	(7,325)	(28,972)
Basic income (loss) per share from continuing operations	$(1.50)	$0.08	$0.21	$(0.02)	$(8.76)
Basic number of shares used in computing per share amounts from continuing operations	7,676	6,412	6,063	5,427	2,991
Diluted income (loss) per share from continuing operations	$(1.50)	$0.08	$0.19	$(0.02)	$(8.76)
Diluted number of shares used in computing per share amounts from continuing operations	7,676	6,784	7,873	5,427	2,991

(in thousands)	June 30,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,862	$14,057	$5,334	$4,957	$3,234

Working capital	22,441	27,117	13,095	13,710	7,180

Total assets	35,235	43,692	32,209	30,946	35,781

Long-term liabilities	821	433	242	3,797	7,524

Redeemable convertible preferred stock	—	—	—	—	25,000

Total stockholders’ equity (deficit)	$25,404	$32,689	$17,701	$15,628	$(11,583)

Quarterly Results of Operations

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

Fiscal 2007

	Three Months Ended
	(in thousands, except per share data)
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Revenues	$12,265	$12,594	$11,086	$12,743
Cost of revenues	6,760	6,840	7,192	6,819

Gross margin	5,505	5,754	3,894	5,924

Operating expenses	11,532	8,332	6,579	7,002

Operating income (loss)	(6,027)	(2,578)	(2,685)	(1,078)
Currency exchange gain (loss)	50	32	(41)	167
Interest income (expense), net	101	98	111	135

Income (loss) before income taxes	(5,876)	(2,448)	(2,615)	(776)
Provision for (benefit from) income taxes	(203)	(8)	—	9

Net income (loss)	$(5,673)	$(2,440)	$(2,615)	$(785)

Basic income (loss) per share	$(0.73)	$(0.32)	$(0.34)	$(0.10)

Diluted income (loss) per share	$(0.73)	$(0.32)	$(0.34)	$(0.10)

Basic number of shares used in computing per share amounts:	7,800	7,671	7,627	7,595

Diluted number of shares used in computing per share amounts:	7,800	7,671	7,627	7,595

Comprehensive loss
Net loss :	(5,673)	(2440)	(2,615)	(785)
Foreign currency translation adjustment	(18)	20	618	(144)

Total comprehensive loss	(5,691)	(2,420)	(1,997)	$(929)

Fiscal 2006

	Three Months Ended**
	(in thousands, except per share data)
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Revenues	$14,943	$15,074	$12,979	$14,641
Cost of revenues	7,856	8,241	6,464	7,788

Gross margin	7,087	6,833	6,515	6,853

Operating expenses	6,347	6,620	6,639	7,116

Operating income (loss)	740	213	(124)	(263)
Currency exchange gain (loss)	292	(17)	(131)	(59)
Interest income (expense), net	27	(17)	(18)	(28)

Income (loss) before income taxes	1,059	179	(273)	(350)
Provision for (benefit from) income taxes	75	7	(11)	6

Net income (loss)	$984	$172	$(262)	$(356)

Basic income per share	$0.14	$0.03	$(0.04)	$(0.06)

Diluted income per share	$0.13	$0.02	$(0.04)	$(0.06)

Basic number of shares used in computing per share amounts:	6,913	6,414	6,178	6,173

Diluted number of shares used in computing per share amounts:	7,693	7,092	6,178	6,173

Comprehensive income (loss)
Net income (loss) :	984	172	(262)	(356)
Foreign currency translation adjustment	—	—	—	—

Total comprehensive loss	984	172	(262)	$(356)

**	Financial information for first three quarters of Fiscal 2006 reflects restated financial results for these fiscal quarters as reflected in the amendments to Quarterly Reports on Form 10-Q for such quarters.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide intelligent robotics systems, the core of which are our motion controls systems and application software, which are generally sold in combination with our own vision-guidance technology and/or our third parties’ robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide robotics services and support for both our own customers and the installed base of other third party providers. We sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to markets including high speed packaged goods, life sciences, disk drive/electronics and semiconductor; as well as to traditional industrial markets, including machine tool automation and automotive electronics.

Sales by Industry

Product revenues by industry for the two most recent fiscal years are shown in the table below:

	Year ended June 30, 2007	Year ended June 30, 2006
Consumer and Computer Electronics (includes disk drive/electronics & semiconductor)	33%	45%
Machine and Industrial Automation	19%	11%
Automotive Electronics	13%	9%
Food, Consumer Goods and Medical (includes packaging & life sciences)	28%	27%
OEM and Other	7%	8%

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

Over the last several quarters, we have released new products to address emerging market requirements. To serve the increasing demand for flexible automation systems to address new automation needs in the medical device, cosmetics and customer goods industries, we introduced MotionBlox-60R, a smaller version of our MotionBlox controller that supports a wider range of automation system configurations. We introduced clean room versions of our Cobra 4-axis robots, and we launched Quattro, a powerful new robot mechanism targeted at the global market for high-speed automated packaging and part-picking applications in the food, consumer goods, cosmetics and pharmaceutical sectors. Finally, we launched the Adept Viper s1700, a 6-Axis articulated robot with a broader reach and higher payload capability than previous Adept products, targeted at applications such as material handling, packaging, machine tending, and other operations requiring fast and precise automation.

Over the last three years, we have focused on a three-part strategy: 1) Expand our European market presence; 2) Establish a vertical market business; and 3) Extend our global service offerings to support third party robot installations in various automation environments. In recent months we have concluded that an emphasis on growing revenues through service offerings, particularly services related to non-Adept branded robots, is no longer appropriate, as margins in this business are below our desired levels. Instead, we are intensifying our focus on the European market and on high-growth target vertical markets including packaged goods, life sciences, disk drive/electronics and semiconductor. In addition, we are targeting increased sales in the Asian disk drive industry through local contact with Asian manufacturers, rather than exclusively through U.S. suppliers to those manufacturers, which has been a past area of focus for us.

Over the last several quarters we have experienced a significant decline in our revenues due to reduced demand from customers in the disk drive industry, where capital spending has been deferred for several quarters due to the consolidation of disk drive and component companies over the past 12-18 months. We believe that demand in this market will begin to increase once the integration of the consolidated companies is completed. However, capital spending in the disk drive market may not grow quickly or predictably and our sales to this market may not return to their former levels. In the last several quarters we have also experienced weakness in some of our traditional automation markets in the U.S., including automotive electronics and industrial automation. At the same time, demand for automation solutions for the industrial and automotive sectors in Germany has remained robust and largely offset declines in these markets in the U.S. in fiscal 2007. In our more recently targeted industries of food, pharmaceutical and other packaged goods, the introduction of our Quattro robot in late fiscal 2007 appears to have resulted in increased demand, which we believe will continue in fiscal 2008.

During the past three years, international sales generally have comprised between 45% and 75% of our total revenues for any given quarter, and represented approximately 60% of our total revenues for fiscal 2007. In recognition of the increasingly importance of our international business, in late fiscal 2005 we announced a new global vertical market business initiative designed to leverage the dynamics of specific vertical markets within particular geographic regions. Our vertical market initiative focuses resources initially on developing applications for Western European and U.S. customers in the automotive electronics, food and consumer goods packaging, medical device, lab diagnostics and other medical markets; and for Asian customers in the consumer electronics and disk drive markets. We are working directly with leading customers in these vertical markets, providing direct sales, service and engineering to develop more targeted products and applications. By being involved directly with the end users during their product planning phase, rather than learning about the end users’ project after planning has been completed, we believe we have been more successful having our products included in the final design specifications for customers’ production and assembly lines.

Over the last three years, Adept has taken a series of steps to strengthen our operational performance and to enhance our ability to serve our customers in Europe and in Asia. Beginning in 2005 we moved a portion of our manufacturing operations to Dortmund, Germany to better address the European market. Over the last three years we have also implemented a more flexible supply chain and expanded our field capabilities for both sales and services. The primary focus of the supply chain and field initiatives is to provide more local focus regionally, so that we are able to ship product more quickly, respond in the local language of our customer and provide better support through the sales and service cycles to our customers. In addition, at the end of fiscal 2007 we initiated a restructuring pf our business to reduce facility and headcount costs, consolidate development activities at fewer locations and realign our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate by a significant amount, which we believe will begin to have a positive effect on our operations beginning in our second quarter of fiscal 2008 and which we believe will help us to achieve and maintain profitability in the future.

We completed a one-for-five reverse stock split on February 25, 2005. All current and historical share and per share information in this Annual Report on Form 10-K reflects the results of the reverse stock split. Further, in June 2006, Adept completed an equity financing with net proceeds of approximately $10.0 million.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-year period ended June 30, 2007, each year therein referred to as fiscal 2007, 2006, and 2005. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

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

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Such reclassifications have not changed previously reported net income (loss) or stockholders’ equity.

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	capitalization of software development costs;

•	deferred tax valuation allowance;

•	foreign currency translation gain (loss);

•	long-lived assets and goodwill; and

•	valuation of stock-based awards

Revenue Recognition.

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104 (“SAB 104”), when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In these cases, if all of the other conditions referred to above are met, we recognize the revenue as the invoice becomes due. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and creditworthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. Adept performs ongoing credit evaluations of its customers and does not generally request collateral from our customers. However, Adept may require customers to make payments in advance of shipment or provide a letter of credit under certain circumstances. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Capitalization of Software Development Costs. We capitalize certain software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years.

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

Foreign Currency Translation Gain (Loss). Adept applies SFAS 52, Foreign Currency Translation, with respect to our international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, each of our non-U.S. operations uses its respective local currency as the functional currency, based on the determination that our expansion of our international operations in terms of size and function had changed the economic environment of each of the non-U.S operations by one or more factors, and that in each of these environments it is now more appropriate for the local currency to be the functional currency. In Europe, we are now manufacturing locally and thereby incurring a greater part of our costs and expenses in the local currency. Singapore has become our Asian headquarters with a growing local staff incurring a greater percentage of local currency expenses. As a result, our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We do not currently apply a hedging strategy against our currency positions as defined under Statement of Financial Accounting Standards No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities.

Long-Lived Assets and Goodwill. The carrying value of goodwill and other intangible assets are reviewed for possible impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Our impairment review is based on a discounted cash flow approach that requires significant management judgment with respect to future sales and production volumes, revenue and expense growth rates, changes in working capital use, foreign exchange rates and selection of an appropriate discount rate. Impairment occurs when the carrying value of a reporting unit exceeds the fair value of that reporting unit. An impairment charge is recorded for the difference between the carrying value and the net present value of estimated future cash flows, which represents the estimated fair value of the reporting unit. We test our intangible assets annually on April 1 unless there are indications during an interim period that such assets may have become impaired. We use our judgment in assessing whether intangible assets may have become impaired between annual valuations. Indicators such as unexpected adverse economic factors, unanticipated technological change or competitive activities may signal that an intangible asset has become impaired.

In fiscal 2007, in management’s exercise of its judgment, Adept concluded that the carrying value of goodwill related to the acquisitions of Hexavision and META was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, the Company wrote down the entire value of goodwill related to these acquisitions and took a charge of $3.2 million under SFAS No. 142 for intangible asset impairment.

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

Acquisitions

From time to time, we may make acquisitions of products, technologies or other businesses. We have not consummated any such acquisition in the past four fiscal years, but continue to evaluate opportunities for potential acquisitions.

In fiscal 2003, we acquired a 67% ownership interest in Meta Control Technologies, Inc. (“Meta”), a provider of automation solutions, with the remaining 33% ownership interest in Meta being held in escrow for the benefit of one stockholder. The acquisition agreement provides that Adept will acquire all of these remaining shares in return for the provision of discounts and royalty payments to the stockholder and its affiliates of up to $1.7 million through August 2008 but will, in any event and regardless of whether discounts are incurred or royalties paid, acquire 100% of the stock of Meta no later than August 2008 for no additional consideration. Such amounts will be charged to operations when incurred. Management has decided to discontinue selling META products in fiscal 2008, other than a last time buy opportunity for the remaining customer for those products. As a result of this decision to discontinue sales of all META products, management has determined the entire amount of goodwill related to the acquisition of META is fully impaired.

Results of Operations

Revenues

The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2007, 2006 and 2005:

	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005
	($’s in thousands)
Revenue by Segment
Robotics
Revenues	$30,743	(13)%	$35,304	7%	$32,907
Percentage of total revenues	63%		61%		65%
Services and Support
Revenues	$17,945	(20)%	$22,333	27%	$17,573
Percentage of total revenues	37%		39%		35%

Total revenues	$48,688	(16)%	$57,637	14%	$50,480

Fiscal 2007 Revenue Compared with Fiscal 2006 Revenue

Revenues decreased $8.9 million, or 16%, to $48.7 million for fiscal 2007 as compared to $57.6 million for fiscal 2006. The decrease in revenue was attributable to a 13% decrease in revenues from our Robotics segment and a 19.6% decrease in revenues from our Service and Support segment.

Robotics segment revenues were $30.7 million for the fiscal year ended June 30, 2007, down from $35.3 million for the fiscal year ended June 30, 2006. The decrease in Robotics revenues was primarily due to reduced demand from the disk drive and consumer electronics market, where capital spending has been deferred for several quarters due to the mergers of two competing disk drive manufacturers. In addition, revenues from the life sciences sector were lower in fiscal 2007, primarily because in fiscal 2006, we recorded an atypically large order from a U.S. pharmaceutical customer to fulfill a very large order for one of its end-users, and we received no comparably large order in fiscal 2007. Finally, demand from the industrial and automotive markets remained weak in fiscal 2007.

Services and Support segment revenues were $17.9 million for fiscal 2007, down from $22.3 million for fiscal 2006. The decrease is attributable to lower sales of remanufactured robotics to disk drive and consumer electronics manufacturers in the U.S. and Asia.

During fiscal 2007, we concluded that an emphasis on growing revenues through service offerings, particularly services related to non-Adept branded robots, is no longer appropriate, as margins in this business are below our desired levels. Instead, we are intensifying our focus on the European market and on high-growth target vertical markets including packaged goods, life sciences, disk drive/electronics and semiconductor, including increasing sales in the Asian disk drive industry through local contacts, but these developments had very limited impact on our fiscal 2007 revenues.

During fiscal 2007, revenue declined due to reduced demand from customers in the disk drive industry, where capital spending has been deferred for several quarters due to the consolidation of disk drive and component companies over the past 12 to 18 months. We believe that demand in this market will begin to increase once the integration of the consolidated companies is completed. However, capital spending in the disk drive market may not grow quickly or predictably and our sales to this market may not return to their former levels. During fiscal 2007 we also experienced continued weakness in some of our traditional automation markets in the U.S., including automotive electronics and industrial automation. At the same time, as discussed below, demand for automation solutions for the industrial and automotive sectors in Germany has remained robust and largely offset declines in these markets in the U.S. in fiscal 2007. Our late fiscal 2007 introduction of our Quattro robot appears to have resulted in increased demand in our target industries of consumer goods, pharmaceutical and other packaged goods, which we believe will continue in fiscal 2008.

	Fiscal 2007	% Change 2007 to 2006	Fiscal 2006
	($’s in thousands)
Revenue by Geography
United States
Revenues	$19,507	(27)%	$26,884
Percentage of total revenues	40%		47%
Europe
Revenues	23,410	15%	$20,438
Percentage of total revenues	48%		35%
Asia
Revenues	3,951	(52)%	$8,223
Percentage of total revenues	8%		14%
Other countries
Revenues	1,820	(13)%	$2,092
Percentage of total revenues	4%		4%
Total International revenues	$29,181	(5)%	$30,753

Percentage of total revenues	60%		53%

Total revenues	$48,688	(16)%	$57,637

Our domestic sales were $19.5 million in fiscal 2007, a decrease of 27.4% compared to $26.9 million in fiscal 2006. This decrease was primarily due to reduced sales of both new robotic systems and refurbished robots to the disk drive industry. A significant proportion of our U.S. revenue is comprised of product sales for end user customers actually located in Asia and Europe although our point of sale is within the U.S. Therefore the decline in the U.S. also reflects a decline in Asian customer installations. In addition, revenues from the life sciences sector were lower in fiscal 2007, primarily because in fiscal 2006 we recorded an atypically large order from a U.S. pharmaceutical customer to fulfill a very large order for one of its end-users, and we received no comparably large order in fiscal 2007. Finally, demand from the industrial and automotive markets remained weak in fiscal 2007. Demand from the industrial and automotive markets continued to be strong in Germany, however, and were the primary reason for a 15.0% increase in European sales, to $23.4 million in fiscal 2007 compared with $20.4 million in fiscal 2006. Asia sales decreased 51.9% in fiscal 2007 to $3.9 million, compared with $8.2 million in fiscal 2006, reflecting weakness in the disk drive market as noted above. Total international sales were $29.2 million in fiscal 2007, compared to $30.7 million in fiscal 2006, a decrease of 5.0%.

Fiscal 2006 Revenue Compared with Fiscal 2005 Revenue

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

Services and Support segment revenues were $22.3 million for the fiscal year ended June 30, 2006, up from $17.6 million for the fiscal year ended June 30, 2005. The increase is attributable to services involved in the redeployment and refurbishing of existing customer equipment and sales to customers of remanufactured robotics, with strong demand from the disk drive industry and redeployment of production lines by our customers to plants in China and Malaysia.

Our domestic sales were $26.9 million in fiscal 2006, an increase of 63.0% compared to $16.5 million in fiscal 2005. This increase was due both to the increase in robot mechanism refurbishment we experienced in our service business, which is primarily in the U.S., as well as increased demand from U.S.-based multinational integrators and OEMs for products to serve their offshore clients. A significant proportion of our U.S. revenues therefore reflect product sales for end user customers actually located in Asia and Europe although our point of sale is within the U.S. Our international sales were $30.7 million in fiscal 2006 compared to $33.9 million in fiscal 2005, a decrease of 9.4%. European sales were $20.4 million in fiscal 2006, down 22.8% from sales of $26.5 million in fiscal 2005, reflecting a decrease in consumer electronics manufacturing in Europe, especially of mobile telephones. Asia sales increased 102.6% in fiscal 2006 to $8.2 million, compared with $4.1 million in fiscal 2005.

Gross Margin.

The following table sets forth our gross margin and year-to-year change in gross margin by business segment for the fiscal years ended June 30, 2007, 2006 and 2005:

	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005
	($’s in thousands)
Revenues	$48,688		$57,637		$50,480
Gross margin	21,077	(23)%	27,288	18%	23,161
Gross margin %	43%		47%		46%

Gross margin as a percentage of revenues was 43.3% in fiscal 2007 compared to 47.3% in fiscal 2006. The decrease in gross margin resulted principally from unabsorbed factory expenses attributed to a lower sales base and the write down of initial beta Quattro robots consigned to customers of $107,000 as well as the write down of obsolete equipment in Germany of $148,000 in fiscal 2007.

Gross margin as a percentage of revenues was 47.3% in fiscal 2006 compared to 45.9% in fiscal 2005. The gross margin improvement resulted principally from a sales mix favoring higher margin products, notably the increased sales of our Cobra products, second generation linear module controls, as well as increased sales of remanufactured robots. Other factors contributing to increased margins include increased volume throughput, improved robot component designs that achieve the same functionality at reduced cost, and increased outsourcing of robot subassemblies. Consumption of parts previously reserved as excess or obsolete totaled approximately $935,000 in fiscal 2006, due to focus on service sales and the improved management of the fulfillment of those sales, offset by the reservation of approximately $676,000 for additional parts determined to be excess or obsolete over the year.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, and/or changes in sales mix of products.

Operating Expenses

Research, Development and Engineering

	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005
	($’s in thousands)
Expenses	$7,220	1%	$7,143	4%	$6,868
Percentage of revenue	15%		12%		14%

Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products which are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.

Research, development and engineering expenses increased 1.1% in fiscal 2007 to $7.2 million, or 14.8% of revenues, compared with $7.1 million, or 12.3% of revenues, in fiscal 2006. The increase in R&D in fiscal 2007 is primarily due to the increased materials purchased in developing our new Quattro robot.

Research, development and engineering expenses increased 4.0% in 2006 to $7.1 million, or 12.3% of revenues, compared with $6.9 million, or 13.6% of revenues, in 2005. The growth in R&D outlays was the result of recognition of stock-based compensation expense totaling approximately $396,000 in fiscal 2006 that was not required in fiscal 2005, as well as increased expenditures for software development activities, offset by $455,000 capitalization software development costs.

Adept’s capitalization of software costs, which commenced in the second quarter of fiscal 2006, was $737,000 in fiscal 2007 and $455,000 in fiscal 2006.

Selling, General and Administrative Expenses.

	Fiscal 2007	% Change 2006 to 2007	Fiscal 2006	% Change 2005 to 2006	Fiscal 2005
	($’s in thousands)
Expenses	$20,132	4%	$19,406	27%	$15,257
Percentage of revenue	41%		34%		31%

Selling, general and administrative expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

Selling, general and administrative expenses increased by $726,000, or 3.7% to $20.1 million, or 41.3% of revenues in fiscal 2007, compared with $19.4 million, or 33.6% of revenues in fiscal 2006. The increase was in the area of general and administrative expenses and was primarily related to higher expense as a result of our settlement with Crosslink and higher audit, legal and consulting related to the restatement of previous financial reports in early fiscal 2007 and an increase in fees payable to directors for attendance at Board meetings due to increased number of meetings, offset by lower sales, marketing and customer services expenses.

We have not yet undertaken most of the effort related to Sarbanes-Oxley Section 404 compliance regarding internal controls, and expect to incur substantial costs in connection with that project during fiscal 2008.

Selling, general and administrative expenses increased by $4.1 million or 27.0% in 2006 to $19.4 million, or 33.6% of revenues, compared with $15.3 million, or 30.7% of revenues, in 2005. The increase was primarily due to new product launches, increased marketing activities and expansion of our sales force, expenses related to our reincorporation in Delaware, stock-based employee compensation charges, and the re-listing of Adept’s common stock on NASDAQ. Also increased were expenditures audit and controls review activities as we began preparations to meet increased requirements in the future resulting from the Sarbanes-Oxley Act.

Amortization. Amortization of intangible assets was $33,000 in fiscal 2007, compared with $195,000 in 2006 and $195,000 in fiscal 2005.

Impairment of Goodwill and Intangibles As required under SFAS No. 142, Adept evaluates the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet at least annually and we record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

In fiscal 2007, we concluded that the carrying value of goodwill related to the acquisitions of Hexavision and META was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, we wrote down the entire value of goodwill related to the acquisitions and recorded a charge of $3.2 million for asset impairment.

In fiscal 2006 and 2005, no charge for impairment was recorded.

Stock Compensation Expense. Adept adopted SFAS 123R, Share-Based Payment, effective July 1, 2005, and was therefore not required to expense most stock compensation during fiscal 2005. See Note 2 of Notes to the Consolidated Financial Statements for more information about our recognition of stock compensation expense.

Under the provisions of SFAS 123R we recorded $1.3 million for stock-based compensation expense for fiscal 2007 and $1.2 million for fiscal 2006 for our stock option plans, ESPP and restricted stock grants. We did not record an income-tax benefit for the stock compensation expense in either year because of the extent of our net operating loss carry forwards.

Crosslink Settlement Costs. During fiscal 2007, we recorded a $1.9 million non-cash expense paid in common shares associated with the settlement with Crosslink. This is a one-time expense so will not impact future fiscal periods.

Restructuring Charges (Reversals). We recorded $1.0 million in restructuring charges in the fourth quarter of fiscal 2007, primarily related to facility closure, lease termination and employee severance as part of our business restructuring at the end of June 2007. We reversed $22,000 in restructuring charges in fiscal 2006 and $33,000 in fiscal 2005, which resulted primarily from the sublease of unused sales offices. We expect to incur remaining restructuring charges of approximately $270,000 in the first quarter of fiscal 2008 related to our terminations of the Quebec lease and the Connecticut lease.

Operating Income (Loss). Operating loss was $12.4 million for fiscal 2007 compared with operating income of $566,000 for fiscal 2006 and $874,000 for fiscal 2005. The operating loss in fiscal 2007 was the result of lower revenues and gross margin, combined with higher expenses for sales, general and administrative, and a one time settlement expense, restructuring charges related to the restructuring implemented at the end of fiscal 2007 and impairment of goodwill. The decrease in operating income from fiscal 2005 to fiscal 2006 was primarily due to the impact of $1.2 million of stock compensation expense in fiscal 2006 that had not been included in fiscal 2005.

Interest Income (Expense), Net. Interest income, net of interest expense, was $445,000 in fiscal 2007, compared with interest expense of ($37,000) in fiscal 2006 and ($163,000) in fiscal 2005. The increase in interest income in fiscal 2007 compared with the prior year was primarily due to a higher cash balance following the investment in Adept by Crosslink in June 2006. The decline in interest expense, net during fiscal 2006 compared with the prior year was primarily due to conversion of a $3.0 million convertible note into Adept common stock, which accrued interest at 6%, in February 2006.

Other Income. We recorded other income of $314,000 in fiscal 2005 to reflect the disposal of equity positions in third parties, the substantial majority of which had been previously written off. No such charges were incurred in fiscal 2006 and 2007.

Foreign Currency Translation Gain (Loss). Foreign currency translation gain was $208,000 for fiscal 2007, $86,000 for fiscal 2006 and $270,000 for 2005. The foreign currency translation gains recorded resulted primarily from our sales and operating activities in Europe and movements in the euro versus the U.S. dollar.

Provision (Benefit) for Income Taxes. The benefit for income taxes for fiscal 2007 was ($202,000) as compared with a provision of $77,000 in 2006. The current year benefit arose primarily from the reversal of liabilities which Adept believes are no longer probable, and as such have been adjusted. The tax benefit of $202,000 is net of various state and foreign minimum tax expenses. Adept adjusts its tax liabilities and assets based on consideration a variety of factors, including interpretations of statutes and regulations as well as estimates and judgments for financial statement purposes. The company has net operating losses which are sufficient to offset most of its domestic and foreign tax obligations.

Backlog. Our product backlog related to continuing operations at June 30, 2007 was approximately $6.3 million, compared with $6.1 million at June 30, 2006 and $6.4 million at June 30, 2005. Backlog is calculated based on orders that are expected to ship during the twelve months following each fiscal year end. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal period are not included in backlog, and thus we expect substantially all of the backlog at June 30, 2007 to ship during fiscal 2008. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future

Long-Lived Assets

Our long-lived assets consist primarily of fixed assets of $3.6 million (net of depreciation). Financial information regarding the geographic breakdown of our long-lived assets is included in Note 10 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

As of June 30, 2007, we had an aggregate cash and short term investments balance of $10.9 million, and a credit facility of up to $5.0 million, with no outstanding balance at year-end. We depend on funds generated from accounts receivable plus our cash obtained from our 2006 financing and may depend on the funds available through our credit facility to meet our operating requirements. We believe our sources of funds will be sufficient to finance our operations through at least fiscal 2008.

Cash and cash equivalents and short-term investments decreased $3.2 million from June 30, 2006. Net cash used by operating activities of $1.1 million was attributable to our net loss of $11.5 million augmented by $9.5 million of non-cash charges including depreciation, amortization, goodwill impairment, stock compensation, as well as a decrease of inventory and accounts receivable, and partially offset by a $1.8 million decrease in accounts payable.

Cash used in investing activities of $1.7 million reflects capital expenditures primarily for computer hardware and software, including capitalized software development costs, tooling, marketing show booths and sales demo equipment, especially the Quattro Robot.

Cash provided by financing activities of $615,000 are proceeds from our employee stock purchase plan and the exercise of stock options.

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners pursuant to a common stock purchase agreement dated June 9, 2006, referred to as the Purchase Agreement of 731,251 shares of its common stock for aggregate consideration of $10 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the Financing).

The Purchase Agreement included certain representations and warranties, covenants and agreements of Adept in connection with our private placement of stock, including retaining our existence, NASDAQ listing and reporting status. In connection with the Financing, Adept granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of Adept’s outstanding stock, certain inspection rights of Company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement (most of which have now expired) and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and agreed to pay for certain expenses of Crosslink up to $35,000 incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, Adept has registered the shares we sold for resale to the public. Adept must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where Adept determines in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in the best interest of Adept.

In May 2007, pursuant to a settlement agreement, Adept issued 225,000 shares of common stock to affiliates of Crosslink that were parties to the Purchase Agreement in settlement of potential claims by Crosslink. In connection with the issuance, Adept and the Crosslink entities entered into a registration rights agreement substantially similar to the agreement entered into in connection with the 2006 Financing.

Effective August 14, 2007, Adept entered into an Amendment to Loan Documents, referred to as the Amendment,) with Silicon Valley Bank, or SVB, which effectively extended Adept’s line of credit with SVB for one additional year. The SVB loans will mature on August 14, 2008. As amended, the Loan Documents provide that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts (as discussed below) outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The credit facility authorizes SVB to issue letters of credit for Adept’s account subject to certain limits. The aggregate amount of all letters of credit outstanding will not exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

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

The Amendment is to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, as amended June 15, 2005, June 12, 2006 and August 15, 2006, which amended and restated a predecessor Accounts Receivable Purchase Agreement, referred to as the Purchase Agreement. In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept.

As amended, the Loan and Security Agreement provides that interest rates vary depending on Adept’s Adjusted Quick Ratio. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB plus 80% of Adept’s eligible accounts to Adept’s current liabilities, less the current portion of Adept’s deferred revenues. If the Adjusted Quick Ratio as of the end of a month is 1.5 to 1.0 or greater, then the interest rate will be equal to the prime rate announced from time to time by SVB, plus 0.5%. If the Adjusted Quick Ratio as of the end of a month is less than 1.5 to 1.0, then the interest rate will be the prime rate plus 1.5%. Adept must make quarterly payments for any unused available loan amounts at a rate of 0.20% per annum.

As amended, the Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2007.

In connection with the 2003 lease restructuring with Tri-Valley Campus LLC, the landlord for our Livermore, California corporate headquarters and facilities, Adept issued a three-year, $3.0 million convertible subordinated note due June 30, 2006 to the landlord, bearing an annual interest rate of 6.0%. The note holder elected in February 2006 to convert all of the outstanding principal balance of $3.0 million into 600,000 shares of Adept common stock at an exercise price of $5.00 per share and the resulting shares were subsequently sold by the note holder to other investors. Upon conversion, Adept paid the note holder the accrued interest of $463,000 in cash.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation 48, Accounting for Income Tax Uncertainties (“FIN48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for Adept on July 1, 2008 (the first day of the Company’s 2009 fiscal year). We are currently evaluating the impact that this statement will have on our results of operations or financial condition.

Contractual Obligations

A summary of our contractual obligations as of June 30, 2007 follows:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	7,060	2,008	3,200	1,600	252
Capital lease obligations	330	146	179	5	—
Purchase obligations	11,711	11,711	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP Restructuring charges	638	216	216	206	—

Total	$19,739	$14,081	$3,595	$1,811	$252

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

(in thousands)	June 30, 2007	Fair Value
Cash and cash equivalents	$8,900	$8,900
Average rate	1.79%

Auction rate securities	$1,962	$1,962
Average rate	5.27%

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

We do not have a foreign currency-hedging program to hedge our exposure to foreign currency exchange risk on local international operational assets and liabilities.

We also have a line of credit with Silicon Valley Bank. We did not borrow under this facility in fiscal 2007; however, if we were to drawdown under this facility or issue letters of credit thereunder, Adept would be subject to interest rate risk as described in the Section entitled “Liquidity and Capital Resources”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

Supplementary Financial Data is included under Item 6 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2007, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our former Chief Financial Officer, of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our new Chief Financial Officer (“CFO”) have concluded that Adept’s disclosure controls and procedures were not effective at the end of the fiscal year in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept’s periodic SEC filings, because of a material weakness in our internal controls over financial reporting identified by our independent auditors in connection with the audit of our fiscal 2007 year as discussed below. It should be noted that our CFO’s certification as to our disclosure controls and procedures as of the end of fiscal 2007 is necessarily based in part on an evaluation of facts that existed before she served in the capacity of Chief Financial Officer of Adept.

In connection with the annual, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, certain control deficiencies were noted by our independent auditors in the close process that individually were not material weaknesses, although when combined, were considered to be a material weakness. Certain computations or accounts, primarily relating to the restructuring charge, foreign inventories and stock compensation were not analyzed in sufficient detail and were not reviewed in a timely manner.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or a combination of control deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding this material weakness identified by our auditors, our CEO and CFO have determined that the company has strengthened its internal controls and disclosure controls during fiscal 2007, and that Adept has made significant progress in the implementation of the internal controls over financial reporting necessary to remediate most of the material weaknesses in such internal controls identified during Adept’s fiscal 2006 annual consolidation and audit process as further discussed below.

Changes in Internal Controls over Financial Reporting

Adept has been and continues to strengthen procedures and controls as discussed below, and is currently reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues.

During the consolidation, audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, Adept’s management and our auditors identified errors in a number of accounts, primarily involving intercompany eliminations associated with our consolidation of international subsidiaries. In October 2006, we restated the interim financial statements for the first three quarters of fiscal 2006.

In performing their audit of our fiscal 2006 financial results, our independent auditors also identified certain control deficiencies that constituted material weaknesses. The material weaknesses identified related primarily to inadequate controls over the process, review and authorization of the consolidation of subsidiary results, including the elimination of intercompany transactions and translation of foreign currency balances.

During fiscal 2007 we implemented, as further specified below, changes and procedures to improve the effectiveness of our internal control over financial reporting, in part to remedy control deficiencies reported for prior periods. In general, the improvements generally include, without limitation, (i) making personnel and organizational changes to improve internal communications and reporting, (ii) executing the Company’s plan for improved IT systems to standardize numerous processes; (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures.

Specifically, we have implemented the following measures to strengthen internal control over financial reporting, including:

•

Hired additional and replacement personnel for the finance organization, in particular, individuals with expertise in international consolidations, U.S. GAAP accounting, and internal control over financial reporting matters;

•

Reorganized the U.S. and corporate accounting functions to establish multiple levels of accounting action which allow for a minimum of two people to be involved in the preparation and review of reconciliations and analyses;

•	Established a process for effective review and monitoring of subsidiary data used within the company’s consolidation;

•	Installed upgraded software tools used in the consolidation and reporting processes;

•	Enhanced the review and sign off procedures for month-end journal entries and analyses used in the preparation of financial statements; and

•	Established an independent review of consolidation and intercompany elimination entries, exceeding specified amounts, by the CFO and Corporate Controller.

During the fourth quarter of fiscal 2007, we took actions to further strengthen our internal controls including:

•	Hired a new corporate controller;

•	Hired a new financial director for Singapore;

•	Completed installation of upgraded software tools used in the consolidation and reporting process; and

•	Began the process to become Sarbanes-Oxley 404 Compliant

As a result of these measures, we believe that the matters involved in the restatement of our interim fiscal 2006 financial statements have been substantially remediated.

On an ongoing basis, we will continue to review our internal controls and disclosure controls and may identify additional measures which will enhance our internal controls over financial reporting. The process of designing and implementing effective controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal control over financial reporting that is adequate to satisfy our reporting obligations as a public company. In our undertaking of this continuous effort, we may identify various control deficiencies. We will assess the significance of any control deficiencies that come to our attention and determine the extent to which such deficiencies may be mitigated or require remediation.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Matters Relating to the Board of Directors” contained in our Proxy Statement related to the 2007 Annual Meeting of Stockholders to be filed by us with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement. The information required by this item concerning executive officers is set forth in Part I of this Report. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement. The information required by this item concerning our Code of Ethics/Business Conduct will be set forth in the Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference in the section captioned “Board Committees” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the section captioned “Executive Compensation” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections captioned “Matters Relating to the Board of Directors”, “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” contained in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section captioned “Fees billed to Adept by Armanino McKenna LLP during Fiscal Year 2007 and Fiscal Year 2006” contained in the fiscal 2007 Proxy Statement.

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

(a)(2) Financial Statement Schedules

The following financial statement schedule is included herein:

Schedule II—Valuation and Qualifying Accounts. Additional schedules are not required under the related schedule instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits

EXHIBIT INDEX

2.1		Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1		Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2		Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3		Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1		Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2		Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3		Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4		Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1	*	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50296).

10.2	*	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3	*	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 2007 fiscal year ended June 30, 1997).

10.4		Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.)

10.5		Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6	*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7	*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8	**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.9		Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2001 first fiscal quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000).

10.10	*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11	*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12		Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.13		Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.14		Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003).

10.15		Amendment to Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2003).

10.16		Reserved

10.17		Form of Warrant, dated November 18, 2003 to purchase common stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.18		Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.19	*	Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.20		Amendment to Loan Documents, dated as of April 22, 2004 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.21		Loan and Security Agreement, dated April 22, 2004, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.22	*	Termination Letter Agreement from Adept Technology, Inc. to Michael Overby dated October 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004).

10.23	*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed on October 20, 2006).

10.24	*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.25	*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.26		Amendment to Loan Documents, dated as of June 15, 2005 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005).

10.27	*	Second Half Fiscal Year 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.28	*	Option Agreement for Performance-Based Non-Qualified Stock Options to Robert H. Bucher dated as of August 18, 2006 as amended (incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.29	*	Adept Technology, Inc. Fiscal 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005).

10.30	*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.31	*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.32	**	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.33	*	Performance Option Grant to Robert H. Bucher dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

10.34	*	Offer Letter Agreement between Adept Technology, Inc. and Steven L. Moore dated June 12, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006).

10.35		Common Stock Purchase Agreement, dated as of June 9, 2006 by and among the Registrant and the purchasers named therein affiliated with Crosslink Capital Partners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

10.36		Amendment to Loan Documents, dated as of August 15, 2006, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.37		Amendment to Loan Documents, dated as of August 14, 2007, by and between the Registrant and Silicon Valley Bank on August 23, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on August 24, 2007).

10.38	*	Summary of Non-employee Director Compensation for Fiscal 2008.

10.39	*	Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.40	*	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.41	*	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.42	*	Option Agreement for Robert H. Bucher, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

10.43	*	Summary of June 28, 2007 revisions to Executive Officer Compensation (John D. Dulchinos) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007).

10.44	*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.45		Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.46	*	Severance Agreement dated as of August 27, 2007 between Adept Technology, Inc. and Matthew J. Murphy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on September 13, 2007).

14.1		Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

23.2		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (See Signature Page to this Form 10-K).

31.1		Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

(b)	Exhibits.

See Item 15(a)(3) above.

(c)	Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ LISA M. CUMMINS
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ ROBERT H. BUCHER
Robert H. Bucher
President and Chief Executive Officer

Date: September 14, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Bucher and Lisa M. Cummins and each of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROBERT H. BUCHER (Robert H. Bucher)	Chief Executive Officer (Principal Executive Officer)	September 14, 2007

/s/ LISA M. CUMMINS (Lisa M. Cummins)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 14, 2007

/s/ MICHAEL P. KELLY (Michael P. Kelly)	Chairman of the Board	September 14, 2007

/s/ CHARLES H. FINNIE (Charles H. Finnie)	Director	September 14, 2007

/s/ A. RICHARD JUELIS (A. Richard Juelis)	Director	September 14, 2007

/s/ HERBERT J. MARTIN (Herbert Martin)	Director	September 14, 2007

/s/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	September 14, 2007

/s/ CARY R. MOCK (Cary R. Mock)	Director	September 14, 2007

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Livermore, CA

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2007 and June 30, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2007. Our audits also included the financial statement schedule for each of the years in the two year period ended June 30, 2007 listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adept Technology, Inc. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the years ended June 30, 2007 and 2006, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

San Ramon, California

September 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Adept Technology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Adept Technology, Inc. for the year ended June 30, 2005. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Adept Technology, Inc. for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Francisco, California

August 19, 2005

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,900	$11,054
Short-term investments	1,962	3,003
Accounts receivable, less allowance for doubtful accounts of $506 in 2007 and $467 in 2006	10,185	11,591
Inventories, net	9,806	11,600
Other current assets	598	439

Total current assets	31,451	37,687
Property and equipment at cost	14,903	12,076
Less accumulated depreciation and amortization	11,271	9,480

Property and equipment, net	3,632	2,596
Goodwill	—	3,176
Other intangible assets, net	—	34
Other assets	152	199

Total assets	$35,235	$43,692

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,175	6,952
Accrued payroll and related expenses	1,708	1,719
Accrued warranty	1,207	1,638
Deferred revenue	33	3
Accrued restructuring charges	293	—
Other accrued liabilities	594	258

Total current liabilities	9,010	10,570

Long-term liabilities:
Restructuring charges	638	—
Other long-term liabilities	183	433

Total liabilities	9,831	11,003

Commitments and contingencies	—	—

Redeemable convertible preferred stock, no par value:
5,000 shares authorized, none issued and outstanding	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 7,914 and 7,583 shares issued and outstanding in 2007 and 2006, respectively	162,385	158,633
Accumulated deficit	(137,457)	(125,944)
Accumulated other comprehensive income	476	—

Total stockholders’ equity	25,404	32,689

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$35,235	$43,692

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2007	2006	2005
	(in thousands, except per share data)
Revenues	$48,688	$57,637	$50,480
Cost of revenues	27,611	30,349	27,319

Gross margin	21,077	27,288	23,161
Operating expenses:
Research, development and engineering	7,220	7,143	6,868
Selling, general and administrative	20,132	19,406	15,257
Restructuring charges (reversals)	1,023	(22)	(33)
Amortization of other intangible assets	33	195	195
Goodwill impairment	3,176	—	—
Crosslink settlement costs	1,861	—	—

Total operating expenses	33,445	26,722	22,287

Operating income (loss)	(12,368)	566	874
Other income	—	—	314
Currency exchange gain	208	86	270
Interest income	481	83	29
Interest expense	(36)	(120)	(192)

Income (loss) before income taxes	(11,715)	615	1,295
Provision for (benefit from) income taxes	(202)	77	—

Net income (loss)	$(11,513)	$538	$1,295

Basic income (loss) per share	$(1.50)	$0.08	$0.21

Diluted income (loss) per share	$(1.50)	$0.08	$0.19

Basic number of shares used in computing per share amounts :	7,676	6,412	6,063

Diluted number of shares used in computing per share amounts:	7,676	6,784	7,873

Comprehensive income (loss)
Net income (loss)	$(11,513)	$538	$1,295
Foreign currency translation adjustment	476	—	—

Total comprehensive income (loss)	$(11,037)	$538	$1,295

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		(Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at June 30, 2004	5,982	$143,405	$(127,777)	$—	$15,628

Common stock issued under employee stock incentive program and employee stock purchase plan	155	778	—	—	778
Net income and comprehensive income	—	—	1,295	—	1,295

Balance at June 30, 2005	6,137	$144,183	$(126,482)	$—	$17,701

Common stock issued under employee stock incentive program and employee stock purchase plan	97	442	—	—	442
Common stock issued upon conversion of convertible note	600	3,000	—	—	3,000
Common stock issued in private placement	731	9,906	—	—	9,906
Restricted stock awards, net	11	166	—	—	166
Common stock issued upon exercise of warrant	7	—	—	—	—
Stock compensation expense	—	936	—	—	936
Net income and comprehensive income	—	—	538		538

Balance at June 30, 2006	7,583	$158,633	$(125,944)	$—	$32,689

Common stock issued under employee stock incentive program and employee stock purchase plan	106	614	—	—	614
Common stock issued in Crosslink settlement	225	1,861	—	—	1,861
Stock compensation expense	—	1,277	—	—	1,277
Net income			(11,513)	—	(11,513)
Foreign currency translation adjustment				476	476

Total comprehensive income (loss)	—	—			(11,037)

Balance at June 30, 2007	7,914	$162,385	$(137,457)	$476	$25,404

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	(in thousands)
	2007	2006	2005
Operating activities
Net income (loss)	$(11,513)	$538	$1,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,335	998	945
Loss on disposal of property and equipment	425	—	—
Stock compensation	1,277	1,204	—
Amortization of other intangible assets	33	195	195
Goodwill impairment	3,176	—	—
Non-cash interest expense	—	—	180
Reversal of lease obligations in excess of settlement	—	(22)	(33)
Crosslink settlement costs	1,861	—	—
Reversal of previously accrued taxes	(223)	—	(57)
Net changes in operating assets and liabilities:
Accounts receivable, net	1,769	(407)	2,201
Inventories	1,963	(1,399)	(3,968)
Prepaid expenses and other current assets	(154)	—	—
Other assets	18	203	481
Accounts payable	(1,810)	36	1,227
Other accrued liabilities and deferred revenue	105	(710)	(1,630)
Accrued restructuring charges	931	—	—
Other long-term liabilities	(249)	191	(497)

Net cash provided by (used in) operating activities	(1,056)	827	339

Investing activities
Purchase of property and equipment	(2,061)	(1,896)	(740)
Proceeds from sale of property and equipment	67	—	—
Capitalized software	(737)	(455)	—
Maturities of short-term investments	22,071	(3,003)	(1,193)
Purchase of short-term investments	(21,031)	—	1,193

Net cash used in investing activities	(1,691)	(5,354)	(740)

Financing activities
Proceeds from issuance of common stock, net	—	9,805	558
Proceeds from employee stock incentive program and employee stock purchase plan, net of repurchases and cancellations	615	442	220

Net cash provided by financing activities	615	10,247	778

Effect of exchange rates on cash and cash equivalents	(22)	—	—

Increase (decrease) in cash and cash equivalents	(2,154)	5,720	377
Cash and cash equivalents, beginning of period	11,054	5,334	4,957

Cash and cash equivalents, end of period	$8,900	$11,054	$5,334

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and redeemable convertible preferred stock into common stock	$—	$3,000	$—
Cash paid during the period for:
Interest	$23	$463	$11
Income taxes paid (refunded)	$(11)	$60	$80

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007, 2006, and 2005

1.	Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. (“Adept” or the “Company”) was incorporated under the laws of the state of California on June 14, 1983 and reincorporated in Delaware in November 2005. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to high-growth markets including packaged goods, life sciences, disk drive/electronics and semiconductor; as well as to traditional industrial markets, including machine tool automation and automotive electronics.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2007 and 2006 and for each of the three years in the period ended June 30, 2007 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation.

Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to Adept’s fiscal year ended June 30.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Such reclassifications have not changed previously reported net income (loss) or stockholders’ equity.

Foreign Currency Translation

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 52 (“SFAS 52”), Foreign Currency Translation, with respect to its international operations, which include manufacturing, sales and service entities. Prior to fiscal 2007, Adept’s non-U.S. operations used the U.S. dollar as the functional currency. Effective July 1, 2006, each of Adept’s non-U.S. operations uses its respective local currency as the functional currency, based on the determination that the Company’s expansion of its international operations in terms of size and function had changed the economic environment of each of the non-U.S. operations by one or more factors, and that in each of these environments, it is now more appropriate for the local currency to be the functional currency. In Europe, the Company now manufactures locally and is thereby incurring a greater part of its costs and expenses in the local currency. Singapore has become Adept’s Asian headquarters and a growing local staff incurs a greater percentage of local currency expenses. As a result, the Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period.

For 2007, translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) are recorded in the statement of operations and were $208,000 for the year ended June 30, 2007. Translation and transaction gains included in the statement of operations were $86,000 and $270,000 for the years ended June 30, 2006 and 2005, respectively.

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

At June 30, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last day of the year. The cost of securities is based upon specific identification method.

	June 30,
	2007	2006
	(in thousands)
Cash and cash equivalents:
Cash	$4,219	$3,422
Money market funds	1,093	6,640
Fixed income securities	3,588	992

Total cash and cash equivalents	$8,900	$11,054

Short-term investments:
Auction rate securities	$1,962	$3,003
Total short-term investments	$1,962	$3,003

Realized gains or losses, interest, and dividends are included in interest income. Realized and unrealized gains or losses from available-for-sale securities were not material in 2007, 2006, or 2005.

Fair Values of Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

Comprehensive Income (Loss)

For the two years ending June 30, 2006 and 2005 there was no significant differences between Adept’s net income (loss) and its comprehensive income (loss). In year ended June 30, 2007, comprehensive income (loss) includes $476,000 of foreign currency translation adjustments stemming from Adept’s non-U.S. subsidiaries’ use of respective local currencies as the functional currency beginning in fiscal 2007.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined using FIFO (first-in, first-out method) or market (estimated net realizable value). The components of inventories are as follows:

	June 30,
	2007	2006
	(in thousands)
Raw materials	$6,639	$5,587
Work-in-process	96	1,706
Finished goods	3,071	4,307

	$9,806	$11,600

During the years ended June 30, 2007, 2006 and 2005, the Company recognized revenues of approximately $0.5 million, $1.7 million and $0.8 million, respectively from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2007, 2006 and fiscal 2005. Total reserves for excess or obsolete inventory totaled approximately $1.5 million and $1.9 million at June 30, 2007 and at June 30, 2006 respectively.

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

Changes in the Company’s warranty liability are as follows:

	June 30,
	2007	2006
	(in thousands)
Balance at beginning of period	$1,638	$2,040
Warranties issued	690	1,309
Change in estimated warranty provision, including expirations	(155)	(155)
Warranty claims	(966)	(1,556)

Balance at end of period	$1,207	$1,638

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

Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $69,000, $140,000, and $234,000, in 2007, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2007	2006
	(in thousands)
Cost:
Machinery and equipment	$4,622	$3,653
Computer equipment	6,583	5,903
Office furniture and equipment	2,506	2,065
Software development costs	1,192	455

	14,903	12,076
Less accumulated depreciation and amortization	11,271	9,480

Net property and equipment	$3,632	$2,596

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Capitalization of Software Development Cost

The company capitalizes certain software development costs in accordance with SFAS #86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years.

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets used in operations in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model. Impairment charges are recorded when determined.

In fiscal 2007, Adept concluded that the carrying value of goodwill related to the acquisitions of Hexavision and META was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, the Company wrote down the entire value of goodwill related to these acquisitions and took a charge of $3.2 million under SFAS No. 142 for intangible asset impairment.

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

Adept embeds software enabling tools and software elements within our robot and controller products that enable or enhance features within our robots or controllers. These software enabling tools or other software elements are not sold separately nor are they marketed as separate product offerings to our customers, and they do not operate independently of our robots or controllers. Adept believes that the software component of our products is incidental to our products and services taken as a whole. As a result, we recognize software revenue related to product sales in accordance with SAB 104.

The Company recognizes standalone software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP 97-2”), Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition With Respect To Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with GAAP as reflected in the SAB 100 pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, the Company tracks all related costs and activities (material and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

Shipping and Handling

Adept manages incoming and outgoing product shipments through a third party shipping manager. Outgoing product is primarily shipped by customer-selected carriers and freight costs are billed directly to the customer. Incoming material is usually shipped via Adept-selected carriers with freight cost incurred by Adept and recorded as cost of goods sold, and title transfers at time of shipment.

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

Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. No customer accounted for more than 10% of revenues or trade receivables for any of the past three fiscal years.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred. The Company has in the past offset research, development and engineering expenses against third party funding as the Company retains the rights to any technology that is developed. The Company did not receive any third party funding in fiscal 2007, 2006 or 2005. The Company is not presently a party to any such research and development arrangements.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $208,000 in 2007, $188,000 in 2006, and $269,000 in 2005. The Company does not incur any direct response advertising costs.

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

Net Income (Loss) Per Share

Statement of Financial Accounting Standard 128 (“FAS128”), Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Unless their effect is antidilutive, dilutive common equivalent shares consist of stock options calculated using the treasury stock method and shares issued from the conversion of outstanding warrants and the convertible note. Earnings are increased by the interest on the convertible note for the diluted EPS calculation.

The basis for the diluted EPS calculation is as follows:

	2007	2006	2005
	(in thousands)
Numerator:
Net income (loss), as reported	$(11,513)	$538	$1,295
Plus: Interest recorded on convertible note	—	—	180

Adjusted net income	$(11,513)	$538	$1,475

Denominator:
Basic shares	7,676	6,412	6,063
Plus: Dilutive options	—	123	78
Plus: Dilutive warrants	—	249	1,732

	7,676	6,784	7,873

Diluted income (loss) per share	$(1.50)	$0.08	$0.19

If the company had reported net income for the year ended June 30, 2007, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 2,113,187 related to outstanding employee stock options and warrants not included above.

The computation of diluted net income per share for fiscal 2006 does not include the following securities, on a weighted average basis, because the effect of their inclusion would be anti-dilutive: options to purchase common stock of 599,397; and warrants to purchase common stock of 565,556.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued interpretation 48, Accounting for Income Tax Uncertainties (FIN No. 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more likely than not” to be sustained by the taxing authority. The pronouncement also provides guidance on the de-recognition, measurement, and classification of income tax uncertainties, along with any ancillary interest and penalties. FIN 48 includes guidance concerning accounting for income tax uncertainties in interim periods. It also increases the level of disclosures related to any recorded income tax uncertainties.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company on July 1, 2008 (the first day of the Company’s 2009 fiscal year). The Company is currently evaluating the impact that this statement will have on its results of operations or financial condition.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans, with some limited use in 2006 of restricted stock grants to non-executive employees, and none issued in 2007. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest evenly over the next four years of continuous service and have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has one employee stock purchase plan and four equity compensation plans currently in effect under which options, restricted stock or other rights can be granted, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan, as described in Note 7 to the Notes to Consolidated Financial Statements. As of June 30, 2007, there are 363,031 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. Under the 2001 Stock Option Plan, there are 281,327 shares subject to outstanding options with 90,662 available for grant. Under the 2003 Stock Option Plan, there are 379,188 shares subject to outstanding options with 3,452 available for grant. The 2004 Director Option Plan has 57,000 shares subject to outstanding options with 74,709 available for grant. The 2005 Equity Incentive Plan has 189,500 shares subject to outstanding options with 199,709 available for grant. Under all of these plans, for employee grants, except for certain performance grants to Adept’s Chief Executive Officer, vesting is generally monthly in equal installments over a four or five year period. In fiscal 2006, certain restricted stock grants were made to non-executive employees with six month vesting provisions. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted SFAS 123R, Share–Based Payment, effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). Adept recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded since adoption has been accounted for as an equity instrument. Prior to July 1, 2005 Adept followed the Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations for our stock compensation.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to our adoption of SFAS 123R. Determining the fair-value of stock-based awards at the grant date requires judgment in estimating the expected term of stock options, the expected volatility of Adept common stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption in the Black-Scholes calculation is based on historical volatility as options on the Company’s stock are not traded. When establishing the expected life assumption, the Company reviews annual historical employer exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As of July 1, 2005, Adept had an unrecorded deferred stock-based compensation balance related to stock options and ESPP of $1.1 million after estimated forfeitures. The unamortized compensation cost (previously being recognized under FAS 123 on a pro-forma basis) for options and ESPP rights granted but not vested as of July 1, 2005 will be recognized ratably over the remaining vesting period of such options and ESPP purchases.

Under the provisions of SFAS 123R, the Company recorded $1,277,000 and $1,204,000 of stock-based compensation expense on its consolidated statements of operations for the years ended June 30, 2007 and 2006 for its stock option plans and ESPP. The Company did not record an income tax benefit for the stock compensation expense because of the extent of the Company’s net operating loss carry forwards. Adept utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the years ended June 30, 2007 and 2006 were $4.62 and $3.28 and $4.92 and $3.34, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2007		Year Ended June 30, 2006
	Stock Option Plans	Stock Purchase Plan	Stock Option Plan	Stock Purchase Plan
Risk free interest rate	3.88%	4.95%	3.90%	4.20%
Expected life (in years)	2.87	0.50	2.77	0.49
Expected volatility	0.53	0.71	0.68	0.82
Dividend yield	0.00%	0.00%	0.00%	0.00%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options or ESPP shares by Adept’s employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.

A summary of stock option activity under the option plans as of June 30, 2007 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2006	921	$13.33
Granted	355	9.01
Exercised	(64)	5.13
Forfeited or Expired	(128)	14.96

Outstanding at June 30, 2007	1,084	$12.24	6.36	$346

Vested/Expected to Vest at June 30, 2007	870	$13.05	6.07	$334

Exercisable at June 30, 2007	556	$15.40	5.22	$316

During the year ended June 30, 2007, Adept granted options for 355,000 shares of common stock with an estimated total grant date fair market value of $1.9 million. The intrinsic value of options exercised during the year ended June 30, 2007 was $285,878. Cash received from stock option exercises and ESPP purchases was $615,031 for the year ended June 30, 2007. As of June 30, 2007, there was $1.1 million of total unrecognized compensation cost related to nonvested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.47 years.

SFAS 123R requires Adept to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all its employee stock options and stock acquired under Adept’s stock purchase plan under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per share data).

Pro-Forma Expense for 2005	2005
(in thousands, except for per share amounts)
Net income, as reported	$1,295

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)

Pro forma net income	$648

Basic income per common share:
As reported	$0.21

Pro forma	$0.11

Diluted income per common share:
As reported	$0.19

Pro forma	$0.11

The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the year ended June 30, 2005 were $3.66 and $2.82, respectively.

	Year Ended June 30, 2005
	Stock Option Plan	Stock Purchase Plan
Average risk free interest rate	3.87%	4.37%
Expected life (in years)	3.35	0.49
Expected volatility	0.89	0.87
Dividend yield	0%	0%

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

3.	Restructuring Charges

At the end of June 2007, the Company executed its restructuring plan which involved closure of its facilities in Quebec, Canada and Connecticut and a portion of Adept’s Livermore, California facility. Also, a reduction in force was made of approximately 34 employees, located primarily in Canada and the United States. Any remaining work at these facilities is being either outsourced or absorbed within our Livermore facility. Costs associated with these restructure activities include employee severance costs and lease termination costs. A total of $1.0 million in restructure costs were recognized in the operating expenses line of the Company’s consolidated statement of operations and comprehensive income (loss) during the fourth quarter of fiscal 2007 ($249,000 of severance costs, $723,000 in lease termination costs and $51,000 related to expenses in closing the facilities) The employee severance costs of $249,000 costs were expensed in the fourth quarter of fiscal 2007, $13,000 of which has been paid through the end of the fiscal year 2007 period and the remaining $236,000 expected to be paid in the first quarter of fiscal 2008. Company management believes that substantial cost savings should be realized as of the end of the first quarter of fiscal 2008 due to the reduction in force.

As part of its restructuring efforts, the Company consolidated its office space at the Livermore facility, vacating approximately 20% of the building. This reduction in space created a restructure expense for the excess space of $723,000 which was recorded during the month of May 2007. This cost of excess space will be offset against the accrued restructuring charge through the end of the Livermore lease term of May 2011. Lease termination costs related to the Quebec facility of $212,000 were expensed and paid in the first quarter of 2008.

The following table summarizes the activity in Adept’s accrued restructuring charges during the years ended June 30, 2005, 2006 and 2007.

Fiscal 2005

(in thousands)	Balance June 30, 2004	Additional Charges/ (Reversals) Fiscal 2005	Cash Payment Fiscal 2005	Balance June 30, 2005
Employee severance costs	$69	$7	$(76)	$—
Lease commitments	122	(40)	(60)	22

Total	$191	$(33)	$(136)	$22

Fiscal 2006

(in thousands)	Balance June 30, 2005	Additional Charges/ (Reversals) Fiscal 2006	Cash Payment Fiscal 2006	Balance June 30, 2006
Employee severance costs	$22	$(22)	$—	$—

Total	$22	$(22)	$—	$—

Fiscal 2007

(in thousands)	Balance June 30, 2006	Additional Charges/ (Reversals) Fiscal 2007	Cash Payment Fiscal 2007	Balance June 30, 2007
Employee severance costs	$—	$249	$(13)	$236
Lease commitments	—	723	(28)	695
Other costs	—	51	(51)	—

Total	$—	$1,023	$(92)	$931

4.	Goodwill and Other Intangible Assets

Under SFAS 142, Goodwill and Other Intangible Assets, goodwill (and other intangible assets deemed to have indefinite lives) are not amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over those useful lives. Statement 142 requires goodwill and other intangible assets to be evaluated for impairment at least annually and Adept has chosen April 1 as the annual date to conduct this evaluation. Any impairment charges are determined using a fair value approach, incorporating the discounted cash flow method.

In fiscal 2007, Adept concluded that the carrying value of goodwill related to the acquisitions of Hexavision and META was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, the Company wrote down the entire value of goodwill related to these acquisitions and took a charge of $3.2 million under SFAS No. 142 for intangible asset impairment.

The results of Adept’s fiscal 2006 and 2005 annual impairment evaluation did not indicate impairment of the Company’s goodwill.

In accordance with SFAS 142, the following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense, related to the intangible assets subject to amortization.

(in thousands)	June 30, 2007			June 30, 2006
Amortizable intangible assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)
Developed technology	$2,389	$(2,389)	$—	$2,389	$(2,355)	$34
Non compete agreements	380	(380)	—	380	(380)	—

Total	$2,769	$(2,769)	$—	$2,769	$(2,735)	$34

The aggregate amortization expense totaled $34,027 for 2007 and $195,000 for 2006 and 2005. There is no remaining amortization.

5.	Financing Arrangements

Effective August 14, 2007, Adept entered into an Amendment to Loan Documents with Silicon Valley Bank (“SVB”) which effectively extended the maturity date of the agreement to August 14, 2008. All of the provisions of the August 15, 2006 amendment are still applicable as noted below.

Effective August 15, 2006, Adept entered into an Amendment to Loan Documents (the “August 2006 Amendment”) with Silicon Valley Bank (“SVB”), which effectively extended and increased Adept’s line of credit with SVB. The August 2006 Amendment provides that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any overadvance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above, shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts (as discussed below) outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

As amended, the loan facility authorizes SVB to issue letters of credit for Adept’s account subject to certain limits. The aggregate amount of all letters of credit outstanding will not exceed (i) the lesser of $3.5 million minus the FX Reserve or (ii) the lesser of the Credit Limit or the Borrowing Base minus the FX Reserve and all outstanding loans.

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

The amendments dated June 15, 2005, June 12, 2006, August 15, 2006 and August 14, 2007, are to the Loan and Security Agreement between Adept and SVB, dated April 22, 2004, , which amended and restated a predecessor Accounts Receivable Purchase Agreement (the “Purchase Agreement”). In connection with the Loan and Security Agreement, Adept granted to SVB a security interest in substantially all of its assets. In addition, certain agreements, instruments and other related documents initially entered into between Adept and SVB in connection with the Purchase Agreement remain in effect, including the security interest in substantially all of Adept’s assets granted to SVB by Adept.

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

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. The loan agreement has minimum tangible net worth financial covenant applicable to Adept, such that Adept must maintain tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2007.

On August 6, 2003, Adept completed a lease restructuring with Tri-Valley Campus LLC, the landlord for its Livermore, California corporate headquarters and facilities, which significantly reduced lease expenses. Under the lease amendment, Adept was released of its lease obligations for two unoccupied buildings and received a rent reduction on the occupied building from $1.55 to $1.10 per square foot for a lease term extending until May 31, 2011. In addition, the lease amendment carries liquidated damages in the event of default on the lease payments equivalent to one year of rent obligations on the original lease. In the event of Adept’s bankruptcy or a failure to make payments to the landlord of its Livermore, California facilities within three days after a written notice from the landlord, a default would be triggered. Finally, Adept agreed to relocate once to another facility anywhere in the South or East Bay Area between San Jose, California and Livermore, California at the landlord’s option, provided that the new facility is comparable to the existing facility and the landlord provide reasonable notice and pay moving expenses.

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

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners (“Crosslink”), pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of its common stock for aggregate consideration of $10.0 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the “Financing”). As a result of the settlement entered into in connection with the Financing in May 2007, Adept has issued an additional 225,000 shares to the affiliates of Crosslink. See Note 6 for more detailed discussion of the Crosslink settlement.

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

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2007 are as follows:

(in thousands)

Fiscal Year
2008	$2,008
2009	1,736
2010	1,464
2011	1,480
2012	120
Thereafter	252

Total minimum lease payments	$7,060

Rent expense, net of sublease income, was $1.6 million in 2007, $1.8 million in 2006, and $1.8 million in 2005.

Rent payments for the Livermore facilities increase at a rate of 4.0% annually for cost of living increases on June 1 of each year. The related rent expense is recognized on a straight-line basis.

In connection with the restructuring of the Livermore facility lease, the lease amendment carries liquidated damages equivalent to one year of rent obligations on the original lease that are triggered in the event of default on the lease payments. In the event of Adept’s bankruptcy or a failure to make payments to the landlord of the Livermore, California facilities within three days after a written notice from the landlord, a default would occur and the liquidated damages would be triggered on the lease.

At June 30, 2007, Adept had capital lease obligations totaling $330,074, which are included in other accrued liabilities and other long-term liabilities. These related to three leases with bargain purchase options, with terms ranging from three to five years, and with interest rates between 5% and 9%.

At June 30, 2007, Adept had $11.7 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

Legal

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

In October 2006, Adept was informed by Crosslink Capital Partners that Crosslink believed Adept made misrepresentations regarding Adept’s consolidated financial statements relating to periods after June 2005 in the common stock purchase agreement, dated as of June 9, 2006 (the “Purchase Agreement”) between Crosslink Capital Partners and Adept, and requested compensation for these alleged misrepresentations.

On May 13, 2007, Adept and the entities affiliated with Crosslink (collectively, “Crosslink Entities”) which were party to the Purchase Agreement entered into a settlement agreement. Pursuant to the settlement agreement, Adept agreed to issue an aggregate of 225,000 shares of its common stock to the Crosslink Entities with registration rights in lieu of cash consideration for the settlement. The Crosslink Entities agreed to waive and release any claims against Adept, its officers, directors and other related parties arising from their purchase of Adept common stock pursuant to the Purchase Agreement, including without limitation, any claims for indemnification for breaches of representations or warranties thereunder as well as under any federal or state securities laws. Adept agreed to waive and release the Crosslink Entities from claims by Adept relating to the same matters. Additionally, the Crosslink Entities agreed to terminate the survival of Adept’s representations and warranties, and the indemnification obligations related thereto, in the Purchase Agreement effective on the date of the settlement agreement.

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

7.	Stockholders’ Equity

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

On June 22, 2006, Adept completed the issuance and sale to affiliates of Crosslink Capital Partners (“Crosslink”), pursuant to a common stock purchase agreement dated June 9, 2006 (the “Purchase Agreement”) of 731,251 shares of its common stock for aggregate consideration of $10 million, representing a purchase price of $13.6752 per share, in a transaction not registered under the Securities Act of 1933, as amended (the transactions contemplated by the Purchase Agreement are referred to as the “Financing”).

The Purchase Agreement includes certain representations and warranties, covenants and agreements of Adept in connection with its private placement of stock, including retaining its existence, NASDAQ listing and reporting status. In connection with the Financing, the Company granted to Crosslink the right to designate an individual to serve as a director of Adept so long as Crosslink holds more than 5% of Adept’s outstanding stock, certain inspection rights of Company information, indemnification for breaches of representations and warranties and agreements in the Purchase Agreement and customary indemnification under the registration rights agreement for any violations of the securities laws or any material misstatements or omissions, and paid $35,000 for certain legal expenses of Crosslink incurred in connection with the Financing. As required under the registration rights agreement entered into at the time of the sales of the shares, Adept has registered the shares it sold for resale to the public. Adept must keep this registration statement effective for two years or until all of the shares issued in the Financing are sold in a public offering (under the registration statement or otherwise) or can be sold without restriction under Rule 144(k). Adept, however, does have the ability to suspend the registration statement for one or more periods of up to 20 consecutive days subject to a maximum of 45 days in any 12 months where Adept determines in good faith, on advice of counsel, that such disclosure required by the registration statement would not be in the best interest of Adept.

In May 2007, pursuant to a settlement agreement, Adept issued 225,000 shares of common stock to affiliates of Crosslink that were parties to the Purchase Agreement in settlement of potential claims by Crosslink in lieu of a cash settlement payment. In connection with the issuance, Adept and the Crosslink entities entered into a registration rights agreement substantially similar to the agreement entered into in connection with the 2006 Financing.

The Company has reserved shares of common stock for future issuance at June 30, 2007 as follows:

(in thousands)
Stock options outstanding	1,084
Stock options available for grant	368
Conversion of warrants issued in 2003 financing	1,111
Employee stock purchase plan shares available for purchase	363

2,926

Stock Option Plans

The Company’s 1993 Stock Plan (the “1993 Plan”) was adopted by the Board of Directors in April 1993 and approved by the stockholders of the Company in June 1993. This Plan expired in April 2003, so no shares remain available for grant thereunder. At June 30, 2007, there were a total of 165,345 outstanding options under the 1993 Plan.

The Company’s 1995 Director Option Plan (the “Director Plan”) was adopted by the Board of Directors and approved by the stockholders of the Company in October 1995. The Director Plan expired in 2005, so no shares remain available for grant thereunder. The option grants under the Director Plan were automatic and nondiscretionary, with an exercise price of the options equal to the fair market value of the Company’s common stock on the date of grant. As of June 30, 2007, there were a total of 11,400 outstanding options under the 1995 Plan.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) with 520,000 shares of common stock be reserved for issuance under the 2001 Plan. As amended, options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees’ salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company’s common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee’s discretion, options granted for reduction of at will employees’ salaries vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of 10 years from the date of the grant. As of June 30, 2007, there were a total of 281,327 outstanding options under the 2001 Plan.

The Company’s 2003 Stock Plan (the “2003 Plan”) was adopted and approved by the stockholders of the Company in January 2004 and an amendment to the 2003 Plan was approved by the stockholders in November 2004. The 2003 Plan provides for grants of up to 400,000 shares upon exercise of incentive stock options to employees (including officers and employee directors) and non statutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options granted under the 2003 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option vesting and becoming exercisable at that time and an additional 1/48th of the shares subject to the option vesting and becoming exercisable each month thereafter. The terms of the options granted under the 2003 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant. As of June 30, 2007, there were a total of 379,188 outstanding options under the 2003 Plan.

The Company’s 2004 Director Stock Option Plan (the “2004 Plan”) was approved by the stockholders of the Company in November 2004. In March 2005, the Board of Directors approved increases to the automatic, nondiscretionary initial and annual option grants available to non-employee directors under the 2004 Plan. The size of initial option grants to new directors was increased from 3,000 shares to 10,000 shares, and annual director option grants from 1,000 to 2,000 shares, which was subsequently increased to 3,000 shares by an amendment approved by the Board in January 2006. The 2004 Plan provides for the annual director option grant to be made on the date of the first meeting of the Board following Adept’s annual meeting of stockholders. In November 2006, the stockholders approved the increase in authorized shares under the 2004 Plan by an additional 72,000 shares. As of June 30, 2007, there were a total of 57,000 outstanding options under the 2004 Plan.

On June 16, 2005, the Board of Directors adopted the 2005 Equity Incentive Plan (“2005 Plan”) which was approved by the stockholders in November 2005. The 2005 Plan authorizes the issuance of up to 400,000 shares of common stock to employees and non-employee directors. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance award units (including incentives that may be paid in cash). As of June 30, 2007, there were 189,500 outstanding options under the 2005 Plan.

The following table summarizes option activities under the Company’s stock option plans:

	Options
	Available for Grant	No. of Options Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Balance at June 30, 2004	219	794	$16,260	$20.44

Additional shares authorized	360	—	—	—
Granted	(230)	230	1,409	6.13
Canceled	152	(152)	(5,784)	38.05
Exercised	—	(110)	(559)	5.07
Expired	(111)	—	—	—

Balance at June 30, 2005	390	762	$11,326	$14.81

Additional shares authorized	400	—	—	—
Granted	(400)	382	$3,841	10.07
Canceled	181	(181)	(2,661)	14.74
Traded for tax withholding	8	—	—	—
Exercised	—	(42)	(190)	4.49
Expired	(38)	—	—	—

Balance at June 30, 2006	541	921	$12,316	$13.33

Additional shares authorized	72	—	—	—
Granted	(355)	355	$3,199	9.01
Canceled	128	(128)	(1,921)	14.96
Exercised	—	(64)	(328)	5.13
Expired	(18)	—	—	—

Balance at June 30, 2007	368	1,084	$13,266	$12.24

The following table summarizes information concerning outstanding and exercisable options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 1.50 - $ 5.50	132.2	4.83	$3.98	104.3	$3.60
6.05 - 6.05	120.0	6.35	6.05	107.5	6.05
6.15 - 7.14	102.9	7.94	6.75	49.3	6.57
8.00 - 8.00	161.0	8.15	8.00	71.3	8.00
8.07 - 8.07	249.5	7.77	8.07	36.4	8.07
8.25 - 13.94	162.2	6.52	12.48	30.9	11.30
13.95 - 42.00	117.4	2.48	23.29	117.4	23.29
45.00 - 120.00	37.6	1.85	80.36	37.7	80.36
245.63 - 245.63	0.5	2.20	245.63	0.5	245.63
248.75 - 248.75	0.5	3.17	248.75	0.5	248.75

$ 1.50 - 248.75	1083.8	6.36	$12.24	555.7	$15.40

Employee Stock Purchase Plan

The 1998 Employee Stock Purchase Plan (the “1998 ESPP”) has overlapping 12-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 12-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 600 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower.

8.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. The Company did not match any contributions for fiscal years ended June 30, 2007, 2006, or 2005.

9.	Income Taxes

The provision for (benefit from) income taxes consists of the following:

(in thousands)	Year Ended June 30,
	2007	2006	2005
Current:
Federal	$(223)	$(94)	$72
State	13	17	(15)
Foreign	8	154	(57)

Total current	(202)	77	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Provision for (benefit from) income taxes	$(202)	$77	$—

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) income before provision for (benefit from) income taxes is explained below:

(in thousands)	Year Ended June 30,
	2007	2006	2005
Tax at federal statutory rate	$(3,983)	$209	$440
State taxes, net of federal benefit	9	11	20
Net operating losses not benefited (benefited)	3,431	(352)	262
Foreign taxes	8	154	—
Tax credits	(119)	—	(911)
Non-deductible meals and entertainment	25	18	23
Goodwill impairment	266	—	—
Federal alternative minimum taxes	—	13	72
Change in valuation allowance	165	—	197
Non-deductible stock compensation	221	88	—
Reversal of previously accrued income taxes	(223)	(107)	(103)
Other	(2)	43	—

Provision for (benefit from) income taxes	$(202)	$77	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	June 30,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$33,331	$27,639
Tax credit carry forwards	6,759	6,673
Inventory valuation	707	662
Depreciation /amortization	2,281	935
Other accruals not currently deductible for tax purposes	2,054	2,006
Capitalized research and development expenses	992	1,114
Other	269	4

Total deferred tax assets	46,393	39,033
Valuation allowance	(46,393)	(39,021)

Net deferred tax assets	—	12

Deferred tax liabilities:
Purchased intangibles	—	(12)

Net deferred tax liabilities	—	(12)

Total net deferred tax assets	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of approximately $7.4 million and ($3.1) million for the periods ended June 30, 2007 and June 30, 2006, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $1.3 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the company based on the Company’s current level of operating activities and recent filing of its federal, state and certain international tax returns.

At June 30, 2007, the Company has net operating loss carry forwards for federal income tax purposes of approximately $83.4 million, which will expire in 2008 through 2027 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $24.7 million which will expire in 2014. The Company has net operating loss carry forwards for other state income tax purposes of approximately $20.0 million, which will expire in 2021 through 2027 if unused.

The Company also has tax credit carry forwards of approximately $3.7 million for federal income tax purposes and $4.7 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2008 through 2027 if unused. Utilization of the net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

The Company has foreign net operating loss carryforwards of approximately $8.0 million which have no expiration date.

10.     Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Statement 131 reporting is based upon the “management approach”. This requires management to organize the Company’s operating segments for which separate financial information is: (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its President and its Chief Operating Officer, or COO.

Adept’s business is focused towards delivering intelligent flexible production automation products, components and services for assembly, packaging, material handling and lab automation applications under two operating segments: (1) Robotics and (2) Services and Support.

•	The Robotics segment provides intelligent motion control systems, production automation software, including vision-guidance and application software, and robot mechanisms to customers.

•

The Services and Support segment provides support services to customers including: spare parts for, and/or remanufacture of, robot mechanisms; information regarding the use of the Company’s automation equipment; ongoing support of installed systems; consulting services for applications; and training courses ranging from system operation and maintenance to advanced programming, geared towards manufacturing engineers who design and implement automation lines.

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

	Fiscal Years Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2005
Revenue:
Robotics	$30,743	$35,304	$32,907
Services and Support	17,945	22,333	17,573

Total revenue	$48,688	$57,637	$50,480

Operating income (loss):
Robotics	$1,436	$3,702	$4,491
Services and support	3,555	6,770	4,607

Segment profit	4,991	10,472	9,098
Unallocated research, development and engineering and selling, general and administrative expenses	(11,266)	(9,733)	(8,062)
Restructuring (charges) reversals, net	(1,023)	22	33
Goodwill impairment expense	(3,176)	—	—
Crosslink settlement costs	(1,861)	—	—
Amortization of other intangible assets	(33)	(195)	(195)
Other income	—	—	314
Interest income (expense), net	445	(37)	(163)
Currency exchange gain	208	86	270

Income (loss) before income taxes	$(11,715)	$615	$1,295

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2007	% of total	2006	% of total	2005	% of total
Revenue:
United States	$19,507	40.1%	$26,884	46.6%	$16,544	32.8%

Europe
Germany	10,314	21.2%	7,682	13.3%	11,290	22.4%
France	5,288	10.9%	4,655	8.1%	5,779	11.4%
Switzerland	2,383	4.9%	2,874	5.0%	2,849	5.6%
Other European countries	5,425	11.1%	5,227	9.1%	6,562	13.0%
Asia
Singapore	2,826	5.8%	3,838	6.7%	2,752	5.5%
Malaysia	1,125	2.3%	4,385	7.6%	1,307	2.6%
Other countries	1,820	3.7%	2,092	3.6%	3,397	6.7%

Total International	29,181	59.9%	30,753	53.4%	33,935	67.2%

Total	$48,688	100.0%	$57,637	100.0%	$50,480	100.0%

Long-Lived Assets

(in thousands)	June 30, 2007	June 30, 2006
Long-lived tangible assets:
United States	$3,130	$2,503
All other countries	654	246

Total long-lived assets	$3,784	$2,749

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2005:
Allowance for doubtful accounts	$1,269	$234	$(749)	$754
Year ended June 30, 2006:
Allowance for doubtful accounts	$754	$140	$(427)	$467
Year ended June 30, 2007:
Allowance for doubtful accounts	$467	$69	$(30)	$506

(1)	Includes write-offs, net of recoveries.

EXHIBIT INDEX

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (“Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 20, 2000, No. 333-50296).

10.2	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 2007 fiscal year ended June 30, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.)

10.5	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2001 first fiscal quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000).

10.10	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Accounts Receivable Purchase Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.13	Intellectual Property Security Agreement dated as of March 21, 2003 between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2003 third quarter ended March 29, 2003, filed with the Securities and Exchange Commission on May 13, 2003).

10.14	Convertible Subordinated Note issued by Registrant to Tri-Valley Campus, LLC dated August 6, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2003).

10.15	Amendment to Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2003).

10.16	Reserved

10.17	Form of Warrant, dated November 18, 2003 to purchase common stock of the Registrant issued to investors (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.18	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.19	Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.20	Amendment to Loan Documents, dated as of April 22, 2004 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.21	Loan and Security Agreement, dated April 22, 2004, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2004 fiscal third quarter ended March 27, 2004, filed with the Securities and Exchange Commission on May 11, 2004).

10.22	Termination Letter Agreement from Adept Technology, Inc. to Michael Overby dated October 19, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2004).

10.23	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed on October 20, 2006).

10.24	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.25	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.26	Amendment to Loan Documents, dated as of June 15, 2005 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005).

10.27	Second Half Fiscal Year 2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.28	Option Agreement for Performance-Based Non-Qualified Stock Options to Robert H. Bucher dated as of August 18, 2006 as amended (incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.29	Adept Technology, Inc. Fiscal 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2005).

10.30	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.31	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.32	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.33	Performance Option Grant to Robert H. Bucher dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

10.34	Offer Letter Agreement between Adept Technology, Inc. and Steven L. Moore dated June 12, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006).

10.35	Common Stock Purchase Agreement, dated as of June 9, 2006 by and among the Registrant and the purchasers named therein affiliated with Crosslink Capital Partners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

10.36	Amendment to Loan Documents, dated as of August 15, 2006, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 21, 2006).

10.37	Amendment to Loan Documents, dated as of August 14, 2007, by and between the Registrant and Silicon Valley Bank on August 23, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on August 24, 2007).

10.38*	Summary of Non-employee Director Compensation for Fiscal 2008.

10.39	Summary of Executive Officer Compensation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.40	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.41	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.42	Option Agreement for Robert H. Bucher, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

10.43	Summary of June 28, 2007 revisions to Executive Officer Compensation (John D. Dulchinos) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2007).

10.44	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.45	Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.46	Severance Agreement dated as of August 27, 2007 between Adept Technology, Inc. and Matthew J. Murphy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on September 13, 2007).

14.1	Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm

24.1*	Power of Attorney (See Signature Page to this Form 10-K).

31.1*	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this annual report on Form 10K