Form 10-Q
period 2007-09-29
ADEPT TECHNOLOGY INC
filed 2007-11-13
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-2900635
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3011 Triad Drive, Livermore, California	94551
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the Registrant’s common stock outstanding as of November 12, 2007 was 7,960,404.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,207	$8,900
Short-term investments	652	1,962
Accounts receivable, less allowance for doubtful accounts of $597 at September 29, 2007 and $506 at June 30, 2007	12,158	10,185
Inventories, net	9,158	9,806
Other current assets	547	598

Total current assets	31,722	31,451
Property and equipment, net	3,748	3,632
Other intangible assets, net	131	—
Other assets	154	152

Total assets	$35,755	$35,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,999	$5,175
Accrued payroll and related expenses	1,620	1,708
Accrued warranty expenses	1,115	1,207
Deferred revenue	78	33
Accrued restructuring charges	217	449
Other accrued liabilities	601	438

Total current liabilities	8,630	9,010
Long-term liabilities:
Restructuring charges	578	637
Other long-term liabilities	346	184

Total liabilities	9,554	9,831

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,946 and 7,914 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively	162,718	162,385
Accumulated deficit	(137,364)	(137,457)
Accumulated other comprehensive income	847	476

Total stockholders’ equity	26,201	25,404

Total liabilities and stockholders’ equity	$35,755	$35,235

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended
	September 29, 2007	September 30, 2006
Revenues	$13,652	$12,743
Cost of revenues	6,349	6,819

Gross margin	7,303	5,924

Operating expenses:
Research, development and engineering	1,342	1,721
Selling, general and administrative	5,142	5,248
Restructuring charges	251	—
Amortization of intangible assets	19	33

Total operating expenses	6,754	7,002

Operating income (loss)	549	(1,078)
Interest income (expense), net	100	135
Foreign currency exchange gain (loss)	(25)	167

Income (loss) before income taxes	624	(776)
Provision for income taxes	331	9

Net income (loss)	$293	$(785)

Basic income (loss) per share	$0.04	$(0.10)

Diluted income (loss) per share	$0.04	$(0.10)

Number of shares used in computing basic per share amounts	7,917	7,595

Number of shares used in computing diluted per share amounts	7,978	7,595

Comprehensive income (loss)
Net income (loss)	$293	$(785)
Foreign currency translation adjustment	371	(144)

Total comprehensive income (loss)	$664	$(929)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	September 29, 2007	September 30, 2006
Operating activities
Net income (loss)	$293	$(785)
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	381	292
Loss on disposal of property and equipment	74	—
Stock-based compensation	180	268
Amortization of other intangible assets	19	33
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,671)	(717)
Inventories, net	483	(284)
Other current assets	55	(94)
Other assets	—	(32)
Accounts payable	(192)	(1,797)
Other accrued liabilities and deferred revenues	(250)	230
Accrued restructuring charges	(59)	—
Other long-term liabilities	(38)	19

Net cash used in operating activities	(725)	(2,867)

Investing activities
Purchase of property and equipment	(244)	(335)
Proceeds from sale of property and equipment	81	—
Purchase of license fees	(150)	—
Capitalized software	(60)	(239)
Maturities of short-term investments	1,311	1,195
Purchase of short-term investments	—	(5,087)

Net cash provided by (used in) investing activities	938	(4,466)

Financing activities
Proceeds from employee stock incentive program and employee stock purchase plan	152	173

Net cash provided by financing activities	152	173

Effect of exchange rates on cash and cash equivalents	(58)	(272)

Net increase (decrease) in cash and cash equivalents	307	(7,432)
Cash and cash equivalents, beginning of period	8,900	10,062

Cash and cash equivalents, end of period	$9,207	$2,630

Cash paid during the period for:
Interest	$20	$8
Taxes	$23	$42
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$324	$—

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 17, 2007.

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Therefore, actual results could differ from those estimates and could have a material impact on Adept’s condensed consolidated financial statements, and it is possible that such changes could occur in the near term.

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

Adept has one employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of September 29, 2007, there were 465,863 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 229,190 shares subject to outstanding options under the 2001 Stock Option Plan with 132,387 available for grant. Under the 2003 Stock Option Plan, there are 364,728 shares subject to outstanding options with 17,912 available for grant. The 2004 Director Option Plan has 57,000 shares subject to outstanding options with 74,709 available for grant. The 2005 Equity Incentive Plan has 142,842 shares subject to outstanding options with 246,367 available for grant. As approved by the Company’s stockholders at the 2007 Annual Meeting of Stockholders on November 9, 2007, the 2005 Equity Incentive Plan was amended to increase the number of shares issuable thereunder by 200,000 shares and to permit consultants to the Company to be eligible participants. Options are also outstanding pursuant to two equity compensation plans which have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 149,099 and 11,400 shares subject to outstanding options. Under all of these plans, for employee grants, vesting is generally monthly, in equal installments over a four year period. Under the Director Option Plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 29, 2007 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $180,000 and $268,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three months ended September 29, 2007 and September 30, 2006, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model using the multiple option approach for estimating the fair value of the compensation after the adoption of SFAS 123R. No options were granted in the three months ended September 29, 2007. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the three months ended September 29, 2007 was $2.01 using the following assumptions.

Three Months Ended September 29, 2007 Purchase Plan
Average risk free interest rate	4.52%
Expected life (in years)	.49
Expected volatility	.64
Dividend yield	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock based on a period most indicative of future volatility. The risk-free interest rate is also based on the expected life of the options or ESPP subscription period. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the ESPP shares.

Based on its historical experience of option cancellations prior to vesting, the Company has assumed an annualized forfeiture rate of 20% for its options. Under the true-up provisions of SFAS 123R, the Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of September 29, 2007 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2007	1,084	$12.24
Granted	0	0
Exercised	(15)	4.24
Forfeited or Expired	(115)	13.90

Outstanding at September 29, 2007	954	$12.17	6.71	$208

Vested/Expected to Vest at September 29, 2007	801	$12.84	6.34	$206

Exercisable at September 29, 2007	584	$14.39	5.50	$203

The intrinsic value of options exercised during the period was $22,350. During the three months ended September 29, 2007, cash received from stock option exercises and ESPP purchases was $63,182 and $89,194, respectively. As of September 29, 2007, there was $677,430 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; the cost of which is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.3 years.

During the three months ended September 29, 2007, 14,913 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 17,168 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at September 29, 2007 were 7,945,604.

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

At September 29, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	September 29, 2007	June 30 2007
	(in thousands)
Cash and cash equivalents:
Cash	$3,630	$4,219
Money market funds	4,928	1,093
Fixed income securities	649	3,588

Total cash and cash equivalents	$9,207	$8,900

Short-term investments:
Auction rate securities	652	$1,962

Total short-term investments	$652	$1,962

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the three months ended September 29, 2007 and for the year ended June 30, 2007.

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	September 29, 2007	June 30, 2007
	(in thousands)
Raw materials	$6,422	$6,639
Work-in-process	155	96
Finished goods	2,581	3,071

	$9,158	$9,806

Inventory reserves for estimated obsolescence or unmarketable inventory were $1.3 million at September 29, 2007 and $1.5 million at June 30, 2007.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	September 29, 2007	June 30, 2007
	(in thousands)
Machinery and equipment	$5,031	$4,622
Computer equipment	6,120	6,583
Software development costs	1,253	1,192
Office furniture and equipment	2,060	2,506

	14,464	14,903
Less accumulated depreciation and amortization	10,716	11,271

Net property and equipment	$3,748	$3,632

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

Changes in the Company’s warranty liability are as follows for the three month periods ending September 29, 2007 and September 30, 2006:

	Three months ended
	September 29, 2007	September 30, 2006
	(in thousands)
Balance at beginning of period	$1,207	$1,638
Provision for warranties issued	147	293
Change in estimated warranty provision including expirations	—	(263)
Warranty claims	(239)	(218)

Balance at end of period	$1,115	$1,450

7. Legal Proceedings

To date, other than the Company’s dispute and settlement with Crosslink, there have been no claims or litigation commenced with respect to the Company’s restatement of certain financial statements completed in fiscal 2007; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional probable tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the three months ended September 29, 2007, the Company has recorded a provision for income taxes of approximately $331,000 and a minimal income tax expense for the first three months of September 30, 2006.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the three months ended September 29, 2007 does not include the following securities because the effect of their inclusion would be anti-dilutive: 787,383 options to purchase common stock and 1,111,112 warrants to purchase common stock.

	Three months ended
(in thousands)	September 29, 2007	September 30, 2006
Net Income (loss)	$293	$(785)

Basic:
Weighted average number of shares used in computing basic per share amounts	7,917	7,595

Basic net income (loss) per share	$0. 04	$(0.10)

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	7,917	7,595
Add: Weighted average number of dilutive potential Common shares	61	—

Weighted average number of common shares used in computing diluted net income (loss) per share	7,978	7,595

Diluted net income (loss) per share	$0.04	$(0.10)

10. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its Chief Executive Officer, or CEO.

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

	Three months ended
(in thousands)	September 29, 2007	September 30, 2006
Revenues:
Robotics	$9,709	$7,957
Services and Support	3,943	4,786

Total revenues	$13,652	$12,743

Operating income (loss):
Robotics	$2,824	$252
Services and Support	1,055	1988

Segment profit	3,879	2,240
Unallocated research, development and engineering and general and administrative	(3,311)	(3,285)
Amortization of intangible assets	(19)	(33)

Operating income (loss)	549	(1,078)
Net interest income	100	135
Foreign currency gain (loss)	(25)	167

Income (loss) before income taxes	$624	$(776)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended
(in thousands)	September 29, 2007	September 30, 2006
Revenue:
United States	$5,351	$5,509
Germany	3,460	2,636
France	906	1,331
Switzerland	384	574
Other European countries	2,295	1,052
Singapore	517	862
All other countries	739	779

Total	$13,652	$12,743

(in thousands)	September 29, 2007	June 30, 2007
Long-lived tangible assets:
United States	$3,353	$3,130
All other countries	680	654

Total long-lived tangible assets	$4,033	$3,784

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(25,364) for the three months ended September 29, 2007, and $166,805 for the three months ended September 30, 2006, and are included in the Statements of Operations.

12. Impact of Recently Issued Accounting Standards

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, or FIN 48, on July 1, 2007. As a result of adoption of FIN 48, we recognized a charge of $200,000 to the Company’s accumulated deficit as of July 1, 2007. This charge was classified as a long-term liability because payment of the liability is not anticipated within one year of the balance sheet date. Also as a result of the adoption of FIN 48, we recorded a $2.75 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit or the net balance sheet. As of September 30, 2007, the total unrecognized tax benefit of $2.95 million increased to $3.0 million of which $2.8 million is offset by a full valuation allowance. In addition, we do not expect any material changes to the estimated amount of the liability associated with our uncertain tax positions within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 1995 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we had no accrued interest or penalties associated with unrecognized tax benefits.

13. Restructuring Charges

At the end of June 2007, the Company executed its restructuring plan which involved closure of facilities in Quebec, Canada, Connecticut and a portion of Adept’s Livermore, California facility. Any remaining work at these facilities is being either outsourced or absorbed within our Livermore facility.

Also, a reduction in force was made of approximately 34 employees, located primarily in Canada and the United States. As part of its restructuring efforts, the Company consolidated its office space at the Livermore facility, vacating approximately 20% of the building. The costs of excess space will be offset against the accrued restructuring charge through the end of the Livermore facility lease term of May 2011. Lease termination costs related to the Quebec facility and the Connecticut facility of $246,000 were expensed and paid in the first quarter of 2008.

The following table summarizes the activity in Adept’s accrued restructuring charges during the quarter ending September 29, 2007.

Fiscal 2008

(in thousands)	Balance June 30, 2007	Additional Charges/ (Reversals) Fiscal 2008	Cash Payment Fiscal 2008	Balance September 29, 2007
Employee severance costs	$236	$(19)	$(217)	$—
Lease commitments	850	246	(301)	795
Other costs	—	24	(24)	—

Total	$1,086	$251	$(542)	$795

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors -in this Form 10-Q filing and- in our Annual Report on Form 10-K filed on September 17, 2007. The statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems and application software, which are generally sold in combination with our own vision-guidance technology and/or our third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide robotics services and support for both our own customers and the installed base of other third party providers. We sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to markets including high speed packaged goods, life sciences, disk drive/electronics and semiconductor/solar, as well as to traditional industrial markets, including machine tool automation and automotive electronics.

To offset declines in our traditional industrial automation business in the U.S, we have adopted a strategy focusing on four growing vertical markets: packaging, life sciences, disk drive and semiconductor/solar. In addition, we have intensified our efforts to strengthen our operational and sales capabilities in Europe, which we believe will continue to be an important growth market for our products.

In the first quarter of fiscal 2008, we experienced increased demand from the packaging and life sciences markets, which accounted for one third of our revenues in the quarter. We believe that the introduction of our Quattro robot in late 2007 will help to drive increased demand in packaging applications such as food, consumer goods, pharmaceutical and other packaged goods. While we believe that our customer relationships in the disk drive market remain strong, we expect to record only small amounts of revenue from this market until capital spending, which has been deferred for several months, is once again in an active cycle.

Our European revenues have grown over the last several quarters, which has helped to offset declines in the industrial automation markets in the U.S. and in the disk drive market in the U.S. and Asia. In Germany, we have experienced increased demand from the automotive electronics, packaging and life sciences industries, and in France, demand is primarily from the packaging market.

At the end of fiscal 2007, we initiated a restructuring program to reduce facility and headcount costs, consolidate development activities at fewer locations and realign our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate by a significant amount, which we believe will continue to have a positive effect on our operations throughout fiscal 2008 and which we believe will help us to maintain profitability in the future.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-month period ended September 29, 2007. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 29, 2007. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2007.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: revenue recognition; allowance for doubtful accounts; inventories; warranties; capitalization of software development costs; deferred tax valuation allowance; foreign currently translation gain (loss); long-lived assets and goodwill; and valuation of stock-based awards. There have been no material changes in our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations

Revenues. Summary information by product segment for the three months ended September 29, 2007 and September 30, 2006 is as follows:

	Three Months ended September 29, 2007	% Change	Three Months ended September 30, 2006
	(In thousands)
Revenue by Segment
Robotics
Revenues	$9,709	22%	$7,957
Percentage of total revenues	71%		62%
Services and Support
Revenues	$3,943	(18)%	$4,786
Percentage of total revenues	29%		38%

Total revenues	$13,652	7%	$12,743

Revenues increased 7% to $13.7 million for the three months ended September 29, 2007 compared to $12.7 million for the three months ended September 30, 2006. This increase resulted primarily from increased sales in our Robotics product segment, offset by decreased sales in our Services and Support segment.

Robotics revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $9.7 million for the three months ended September 29, 2007, up 22% from $8.0 million for the three months ended September 30, 2006. Higher sales levels were the result of increased demand for our Viper and Cobra robots and control systems in the U.S. and Europe.

Services and Support revenues, which result from the sale of robotics services, support and remanufactured robot systems, were $3.9 million for the three months ended September 29, 2007, down 18% from $4.8 million for the three months ended September 30, 2006. The decrease was due to lower sales of remanufactured robotics to disk drive and consumer electronics manufacturers in the U.S. and Asia.

Revenue by geography for the three months ended September 29, 2007 and September 30, 2006 is as follows:

	Three months ended September 29, 2007	% Change	Three months ended September 30, 2006
	(In thousands)
Revenue by Geography
United States
Revenues	$5,351	(3)%	$5,509
Percentage of total revenues	39%		43%
Europe
Revenues	7,045	26%	5,593
Percentage of total revenues	52%		44%
Asia
Revenues	517	(40)%	862
Percentage of total revenues	4%		7%
Other countries
Revenues	739	(5)%	779
Percentage of total revenues	5%		6%
Total International revenues	8,301	15%	7,234

Percentage of total revenues	61%		57%

Total revenues	$13,652	7%	$12,743

Our domestic sales were $5.4 million for the three months ended September 29, 2007, down 3% compared to $5.5 million for the three months ended September 30, 2006. This decrease reflects reduced sales of both new robotic systems and refurbished robots to the disk drive industry, offset by increased sales of our Viper and Cobra robots for applications in our target packaging and life sciences markets.

Total international sales were $8.3 million in the three months ended September 29, 2007, up 15% compared to $7.2 million in the three months ended September 30, 2006. This increase was driven by higher sales in Europe, particularly in Germany, where we continued to experience strong demand from the automotive electronics market. In addition, we experienced increased demand from the packaging and life sciences markets in Germany in the three months ended September 29, 2007.

Asian sales continued to be depressed in the three months ended September 29, 2007 due to continued deferral of capital spending in the disk drive market.

Gross Margin. Summary information on gross margin for the three months ended September 29, 2007 and September 30, 2006 is as follows:

	Three Months ended September 29, 2007	% Change	Three Months ended September 30, 2006
	(In thousands)
Revenues	$13,652		$12,743
Gross margin	7,303	23%	5,924
Gross margin %	53.5%		46.5%

Gross margin as a percentage of revenues was 53.5% for the three months ended September 29, 2007, compared to 46.5% for the three months ended September 30, 2006. There were several reasons for the increase in gross margin in the 2007 period, including favorable product mix, $570,000 in incremental software license revenue which carried a very high margin, a positive currency effect on pricing in the quarter, and lower product manufacturing costs resulting from our ongoing efforts to reduce production costs. Without the effects of the incremental software margin and the positive currency effect, gross margin was approximately 50.0%.

Operating Expenses

Research, Development and Engineering Expenses.

	Three Months ended September 29, 2007	% Change	Three Months ended September 30, 2006
	(in thousands)
Expenses	$1,342	(22)%	$1,721
Percentage of revenue	10%		13.5%

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

R&D expenses for the three months ended September 29, 2007 decreased by 22% to $1.3 million, or 10% of revenues, from $1.7 million, or 13.5% of revenues for the three months ended September 30, 2006. The decrease in R&D expense was due primarily to restructuring actions taken by the Company at the end of fiscal 2007, which included the consolidation of our Quebec, Canada vision development group with our engineering group in Livermore, California, and to lower expenses associated with the productization of the Quattro robot, for which the majority of development was completed before the first quarter of fiscal 2008.

Selling, General and Administrative Expenses.

	Three Months ended September 29, 2007	% Change	Three Months ended September 30, 2006
	(in thousands)
Expenses	$5,161	(2)%	$5,248
Percentage of revenue	38%		41%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.2 million, or 38% of revenues, for the three months ended September 29, 2007, down 2% from $5.2 million, representing 41% of revenues for the three months ended September 30, 2006.

We have not yet undertaken most of the effort related to Sarbanes-Oxley Section 404 compliance regarding internal controls, and expect to incur substantial costs in connection with that project during fiscal 2008.

Amortization. $19,000 was expensed for the amortization of intangible assets in the three months ended September 29, 2007, compared with $33,000 in the three months ended September 30, 2006.

Stock Compensation Expense. Under the provisions of SFAS 123R we recorded $180,000 for stock-based compensation expense for the three months ended September 29, 2007 and $268,000 for the three months ended September 30, 2006 for our stock option plans, ESPP and restricted stock grants. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. In the three months ended September 29, 2007, we recorded $251,000 in restructuring charges, compared with $0 in the three months ended September 30, 2006, as a result of our previously-disclosed restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. Interest income, net of interest (expense), was $100,000 for the three months ended September 29, 2007 compared to $135,000 for the three months ended September 30, 2006.

Foreign Currency Exchange Gain (Loss). We recorded a loss on foreign currency exchange of $(25,000) for the three months ended September 29, 2007, compared to a gain of $167,000 for the three months ended September 30, 2006. Foreign currency exchange gains and losses resulted primarily from remittances from our sales and operating activities in Europe and the strengthening of the euro versus the U.S. dollar exchange rates for the reported periods.

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

We recorded a tax provision of $331,000 in the three months ended September 29, 2007, which related both to an adjustment of a previously recorded tax asset for our French subsidiary and income tax related to first quarter German subsidiary income not fully offset by previously incurred net operating losses in that jurisdiction. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations. We recorded a modest provision for minimum taxes owed for the three months ended September 30, 2006.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments decreased $1.0 million from June 30, 2007 to $9.9 million. Net cash used in operating activities of $725,000 was mainly attributable to an increase in accounts receivable of $1.7 million and a decrease in Accounts Payable and Accrued Liabilities of $501,000, offset by decreases in inventories of $483,000. Other items affecting the operating cash flows were net income of $293,000, augmented by non-cash charges including depreciation and amortization of $400,000, non-cash, stock-related compensation charges of $180,000 and a loss disposal of assets of $74,000 in relation to the closure of the Quebec, Canada office.

Cash used in investing activities of $938,000 reflects the net movement of cash and cash equivalents into short-term investments of $1.3 million. We also made capital expenditures of $244,000, primarily in demonstration equipment and equipment used in the assembly and testing of our products. We further capitalized $150,000 in software development costs during the first quarter of fiscal 2008.

Cash provided by financing activities of $152,000 reflects activity in our employee stock purchase program as well as stock option exercises.

Liquidity and Capital Resources Requirements. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the next 12 months. However, we may elect to use additional funding prior to that time to fund our future capital requirements, depending on many factors, including our rate of revenue growth and the timing and extent of spending to support product development efforts, expansion of sales, marketing and support operations and any acquisitions activity.

In the three months ended September 29, 2007, no material changes have occurred in our credit facilities. Our current credit facilities include an agreement with Silicon Valley Bank, or SVB, for a line of credit. The SVB loans will mature on August 14, 2008. As amended, the Loan Documents provide that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any over advance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts (as discussed below) outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of September 29, 2007.

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

FIN 48 became effective for Adept beginning in fiscal 2008.

Contractual Obligations

A summary of our contractual obligations as of September 29, 2007 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$6,318	$1,789	$3,018	$1,274	$237
Capital lease obligations	295	150	142	3	—
Purchase obligations	14,619	14,619	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP restructuring charges	795	217	434	144	—

Total	$22,027	$16,775	$3,594	$1,421	$237

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy, that seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash amounts and related weighted-average interest rates for our investment portfolio, all of which matures in less than 12 months.

(in thousands)	September 29, 2007	Fair Value
Cash and cash equivalents	$9,207	$9,207
Average rate	2.58%	2.58%
Short-Term Securities	$652	$652
Average rate	6.30%	6.30%

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

We also have a line of credit with Silicon Valley Bank. We did not borrow under this facility in fiscal 2007 and have no current intention to do so in fiscal 2008; however, if we were to draw down under this facility or issue letters of credit thereunder, Adept would be subject to interest rate risk as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 29, 2007, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept’s periodic SEC filings, because of a material weakness in our internal controls over financial reporting identified by our independent auditors in connection with the audit of our fiscal 2007 year as discussed below and in our Form 10-K for the fiscal year ended June 30, 2007.

In connection with the annual audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, certain control deficiencies were noted by our independent auditors in the close process that individually were not material weaknesses, although when combined, were considered to be a material weakness. Certain computations of accounts, primarily relating to the restructuring charge, foreign inventories and stock compensation were not analyzed in sufficient detail and were not reviewed in a timely manner.

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

Notwithstanding this material weakness identified by our auditors, our CEO and CFO have determined that the company has strengthened its internal controls and disclosure controls during and since fiscal 2007, and that Adept has made significant progress in the implementation of the internal controls over financial reporting necessary to remediate most of the material weaknesses in such internal controls identified during Adept’s fiscal 2006 annual consolidation and audit process relating to the restatement of certain fiscal 2006 financial statements included in Adept quarterly reports on Form 10-Q.

Changes in Internal Controls over Financial Reporting

Adept has been and continues to strengthen procedures and controls as discussed below, and is currently reviewing the matters identified during the course of the 2007 audit to determine how to most effectively remedy such issues.

During fiscal 2007, we implemented, as further specified below, changes and procedures to improve the effectiveness of our internal control over financial reporting, in part to remedy control deficiencies reported for prior periods. In general, the improvements generally include, without limitation, (i) making personnel and organizational changes to improve internal communications and reporting, (ii) executing the Company’s plan for improved IT systems to standardize numerous processes, (iii) improving monitoring controls, and (iv) simplifying and improving financial processes and procedures.

During the first quarter of fiscal 2008, we took actions to further strengthen our internal controls including:

•	Continuing the process to become Sarbanes-Oxley 404 Compliant including implementing extensive review and approval procedures.

•	Hiring and training an Accounting Manager.

•	Continuing to train new personnel.

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

To date, other than our previously-disclosed dispute and settlement with Crosslink, there have been no claims or litigation commenced with respect to Adept’s restatements made in fiscal 2007; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risks described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 17, 2007, this Quarterly Report on Form 10-Q and in our other filings with the SEC. There are no material changes to the risk factors described in Item 1A of our Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Adept’s 2007 Annual Meeting of Stockholders, held on November 9, 2007, the stockholders of Adept approved the following actions:

a)	Election of the following six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD
Robert H. Bucher	7,359,573	127,250
Charles H. Finnie	6,933,631	553,192
A. Richard Juelis	7,356,490	130,333
Michael P. Kelly	6,989,573	497,150
Robert J. Majteles	6,989,670	497,153
Herbert J. Martin	6,989,670	497,153

b)	Approval of Amendment to the 2005 Equity Incentive Plan to increase the authorized shares by 200,000 and permit grants to be made thereunder to consultants to Adept.

For	Against	Abstain	Broker Non-Vote
5,275,334	1,314,681	8,305	888,503

c)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2008.

For	Against	Abstain	Broker Non-Vote
7,417,337	16,740	52,746	0

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

10.1	2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 filed with the Securities and Exchange Commission).

10.2	Summary of Executive Compensation for Joachim Melis (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 filed with the Securities and Exchange Commission).

10.3*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14 A filed with the Securities and Exchange Commission on October 12, 2007).

10.4	Form of Option Agreement for Consultants under the 2005 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher
Chief Executive Officer

Date: November 13, 2007

INDEX TO EXHIBITS

10.1	2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 filed with the Securities and Exchange Commission).

10.2	Summary of Executive Compensation for Joachim Melis (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 4, 2007 filed with the Securities and Exchange Commission).

10.3	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s definitive Proxy Statement on Schedule 14 A filed with the Securities and Exchange Commission on October 12, 2007).

10.4*	Form of Option Agreement for Consultants under the 2005 Equity Incentive Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q