Form 10-Q
period 2007-12-29
ADEPT TECHNOLOGY INC
filed 2008-02-11
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

The number of shares of the Registrant’s common stock outstanding as of February 8, 2008 was 7,963,537.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 29, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$11,729	$8,900
Short-term investments	650	1,962
Accounts receivable, less allowance for doubtful accounts of $566 at December 29, 2007 and $506 at June 30, 2007	12,123	10,185
Inventories	9,702	9,806
Other current assets	923	598

Total current assets	35,127	31,451
Property and equipment, net	3,531	3,632
Other intangible assets, net	113	—
Other assets	137	152

Total assets	$38,908	$35,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,566	$5,175
Accrued payroll and related expenses	1,263	1,708
Accrued warranty expenses	1,210	1,207
Deferred revenue	62	33
Accrued restructuring charges	217	449
Other accrued liabilities	925	438

Total current liabilities	10,243	9,010
Long-term liabilities:
Accrued restructuring charges	524	637
Other long-term liabilities	129	184

Total liabilities	10,896	9,831

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,962 and 7,914 shares issued and outstanding at December 29, 2007 and June 30, 2007, respectively	163,023	162,385
Accumulated deficit	(135,903)	(137,457)
Accumulated other comprehensive income	892	476

Total stockholders’ equity	28,012	25,404

Total liabilities and stockholders’ equity	$38,908	$35,235

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenues	$14,379	$11,086	$28,031	$23,829
Cost of revenues	7,129	7,192	13,478	14,011

Gross margin	7,250	3,894	14,553	9,818
Operating expenses:
Research, development and engineering	1,183	1,634	2,525	3,355
Selling, general and administrative	4,769	4,945	9,911	10,193
Restructuring charges	3	—	254	—
Amortization of intangible assets	19	—	38	33

Total operating expenses	5,974	6,579	12,728	13,581

Operating income (loss)	1,276	(2,685)	1,825	(3,763)
Interest income net of expense	88	111	188	247
Foreign currency exchange gain (loss)	145	(41)	120	125

Income (loss) before income taxes	1,509	(2,615)	2,133	(3,391)
Provision for income taxes	48	—	379	9

Net income (loss)	$1,461	$(2,615)	$1,754	$(3,400)

Basic income (loss) per share	$0.18	$(0.34)	$0.22	$(0.45)

Diluted income (loss) per share	$0.18	$(0.34)	$0.22	$(0.45)

Number of shares used in computing basic per share amounts	7,958	7,627	7,939	7,616

Number of shares used in computing diluted per share amounts	8,063	7,627	7,999	7,616

Comprehensive income (loss)
Net income (loss)	1,461	(2,615)	1,754	(3,400)
Foreign currency translation adjustment	45	618	416	473

Total comprehensive income (loss)	$1,506	$(1,997)	$2,170	$(2,927)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	December 29, 2007	December 30, 2006
Operating activities
Net income (loss)	$1,754	$(3,400)
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	788	643
Loss on disposal of property and equipment	65	—
Stock-based compensation	424	562
Amortization of other intangible assets	38	33
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,461)	2,239
Inventories	4	579
Other current assets	30	(113)
Other assets	19	10
Accounts payable	1,366	(2,272)
Other accrued liabilities and deferred revenues	(428)	(271)
Accrued restructuring charges	(113)	—

Net cash provided by (used in) operating activities	2,486	(1,990)

Investing activities
Purchase of property and equipment	(363)	(376)
Proceeds from sale of property and equipment	116	—
Purchase of license fees	(150)	—
Capitalized software	(111)	(465)
Deposit on acquisition	(350)	—
Maturities of short-term investments	1,312	12,210
Purchase of short-term investments	—	(14,025)

Net cash provided by (used in) investing activities	454	(2,656)

Financing activities
Principal payments on capital leases	(55)	(40)
Proceeds from employee stock incentive program and employee stock purchase plan	214	453

Net cash provided by financing activities	159	413

Effect of exchange rates on cash and cash equivalents	(270)	110

Net increase (decrease) in cash and cash equivalents	2,829	(4,123)
Cash and cash equivalents, beginning of period	8,900	10,062

Cash and cash equivalents, end of period	$11,729	$5,939

Cash paid during the period for:
Interest	$26	$7
Taxes	$27	$21
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment $	$357	$—

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

Adept has one employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of December 29, 2007, there were 465,863 shares available for issuance under the 1998 Employee Stock Purchase Plan. The plan provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 261,831 shares subject to outstanding options under the 2001 Stock Option Plan with 90,746 available for grant. Under the 2003 Stock Option Plan, there are 355,000 shares subject to outstanding options with 27,640 available for grant. The 2004 Director Option Plan has 68,020 shares subject to outstanding options with 63,689 available for grant. The 2005 Equity Incentive Plan has 195,500 shares subject to outstanding options with 393,709 available for grant. Options are also outstanding pursuant to two equity compensation plans which have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 127,724 and 11,325 shares subject to outstanding options. Under all of these plans, for employee grants, vesting is generally monthly, in equal installments over a four year period. Under the Director Option Plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended December 29, 2007 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $424,370 and $561,582 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the six months ended December 29, 2007 and December 30, 2006, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model using the multiple option approach for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans for the three and six months ended December 29, 2007 was $2.93. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the six months ended December 29, 2007 was $2.01. No ESPP shares were purchased in the three months ended December 29, 2007. The weighted average grant-date fair values were calculated using the following assumptions:

	Three and Six Months Ended December 29, 2007
	Stock Option Plan	Purchase Plan
Average risk free interest rate	4.08%	4.52%
Expected life (in years)	3.39	.49
Expected volatility	.71	.64
Dividend yield	0%	0%

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

A summary of stock option activity under the option plans as of December 29, 2007 and changes during the six months then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding at June 30, 2007	1,084	$12.24
Granted	145	5.79
Exercised	(31)	4.03
Forfeited or Expired	(179)	15.75

Outstanding at December 29, 2007	1,019	$10.96	7.38	$1,036

Vested/Expected to Vest at December 29, 2007	828	$11.65	7.06	$901

Exercisable at December 29, 2007	555	$13.57	6.15	$666

The intrinsic value of options exercised during the period was $53,801. During the six months ended December 29, 2007, cash received from stock option exercises and ESPP purchases was $124,608 and $89,194, respectively. As of December 29, 2007, there was $734,734 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; the cost of which is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.4 years.

During the six months ended December 29, 2007, 30,913 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 17,168 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at December 29, 2007 were 7,961,604.

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

At December 29, 2007 and June 30, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	December 29, 2007	June 30, 2007
	(in thousands)
Cash and cash equivalents:
Cash	$6,073	$4,219
Money market funds	5,656	1,093
Fixed income securities	—	3,588

Total cash and cash equivalents	$11,729	$8,900

Short-term investments:
Auction rate securities	650	$1,962

Total short-term investments	$650	$1,962

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the six months ended December 29, 2007 and for the year ended June 30, 2007.

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	December 29, 2007	June 30, 2007
	(in thousands)
Raw materials	$7,089	$6,639
Work-in-process	325	96
Finished goods	2,288	3,071

	$9,702	$9,806

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	December 29, 2007	June 30, 2007
	(in thousands)
Machinery and equipment	$5,129	$4,622
Computer equipment	6,123	6,583
Software development costs	1,303	1,192
Office furniture and equipment	2,062	2,506

	14,617	14,903
Less accumulated depreciation and amortization	11,086	11,271

Net property and equipment	$3,531	$3,632

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

Changes in the Company’s warranty liability are as follows for the six month periods ending December 29, 2007 and December 30, 2006:

	Six months ended
	December 29, 2007	December 30, 2006
	(in thousands)
Balance at beginning of period	$1,207	$1,638
Provision for warranties issued	502	369
Warranty claims	(499)	(578)

Balance at end of period	$1,210	$1,429

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods based upon an estimate of its annual effective tax rate. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the six months ended December 29, 2007, the Company has recorded a provision for income taxes of approximately $379,000 and a minimal income tax expense for the first six months of December 30, 2006.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, or FIN 48, on July 1, 2007. As a result of adoption of FIN 48, we recognized a charge of $200,000 to the Company’s accumulated deficit as of July 1, 2007. This charge was classified as a long-term liability because payment of the liability is not anticipated within one year of the balance sheet date. Also as a result of the adoption of FIN 48, we recorded a $2.75 million reduction to deferred tax assets for unrecognized tax benefits, all of which is currently offset by a full valuation allowance that had no effect on the beginning balance of accumulated deficit or the net balance sheet. As of December 29, 2007, the total unrecognized tax benefit of $2.95 million increased to $7.3 million of which $7.1 million is offset by a full valuation allowance. The increase for the quarter was related to the Company reassessing certain deferred tax assets as provided by FIN 48. In addition, we do not expect any material changes to the estimated amount of the liability associated with our uncertain tax positions within the next twelve months.

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

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the three and six months ended December 29, 2007 does not include 763,511 and 784,447, respectively, of options to purchase common stock because the effect of their inclusion would be anti-dilutive.

	Three months ended		Six months ended
(in thousands)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Net income (loss)	$1,461	$(2,615)	$1,754	$(3,400)

Basic:
Weighted average number of shares used in computing basic per share amounts	7,958	7,627	7,939	7,616

Basic net income (loss) per share	$0.18	$(0.34)	$0.22	$(0.45)

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	7,958	7,627	7,939	7,616
Add: Weighted average number of dilutive potential common stock	105	—	60	—

Weighted average number of common shares used in computing diluted net income (loss) per share	8,063	7,627	7,999	7,616

Diluted net income (loss) per share	$0.18	$(0.34)	$0.22	$(0.45)

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

	Three months ended		Six months ended
(in thousands)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenues:
Robotics	$11,353	$6,049	$21,062	$14,006
Services and Support	3,026	5,037	6,969	9,823

Total revenues	$14,379	$11,086	$28,031	$23,829

Operating income (loss):
Robotics	$3,790	$(905)	$6,614	$(115)
Services and Support	(58)	812	997	2,261

Segment profit (loss)	3,732	(93)	7,611	2,146
Unallocated research, development and engineering and general and administrative	(2,437)	(2,592)	(5,748)	(5,876)
Amortization of intangible assets	(19)	—	(38)	(33)

Operating income (loss)	1,276	(2,685)	1,825	(3,763)
Net interest income (expense)	88	111	188	247
Foreign currency exchange gain (loss)	145	(41)	120	125

Income (loss) before income taxes	$1,509	$(2,615)	$2,133	$(3,391)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Six months ended
(in thousands)	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Revenue:
United States	$4,056	$4,353	$9,407	$9,862
Germany	3,940	1,991	7,400	4,627
France	2,039	749	2,945	2,080
Switzerland	439	778	822	1,352
Other European countries	1,227	1,050	3,523	2,102
Singapore	605	820	1,122	1,683
All other countries	2,073	1,345	2,812	2,123

Total	$14,379	$11,086	$28,031	$23,829

(in thousands)	December 29, 2007	June 30, 2007
Long-lived tangible assets:
United States	$2,979	$3,130
All other countries	689	654

Total long-lived tangible assets	$3,668	$3,784

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $145,000 and $120,000 for the three and six months ended December 29, 2007, respectively, and $(41,000) and $125,000 for the three and six months ended December 30, 2006, respectively, and are included in the Statements of Operations.

12. Restructuring Charges

At the end of June 2007, the Company executed its restructuring plan which involved closure of facilities in Quebec, Canada, Southbury, Connecticut and a portion of Adept’s Livermore, California facility. Any remaining work at these facilities is being either outsourced or absorbed within our Livermore facility.

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

The following table summarizes the activity in Adept’s accrued restructuring charges during the six months ended December 29, 2007.

Fiscal 2008

(in thousands)	Balance June 30, 2007	Additional Charges/ (Reversals) Fiscal 2008	Cash Payment Fiscal 2008	Balance December 29, 2007
Employee severance costs	$236	$(19)	$(217)	$—
Lease commitments	850	246	(355)	741
Other costs	—	27	(27)	—

Total	$1,086	$254	$(599)	$741

13. Subsequent Events

On January 2, 2008, subsequent to the end of our second fiscal quarter, we acquired Cerebellum Automation SAS, a leader in specialized OEM robotics and motion control solutions for the medical and packaging industries. Cerebellum Automation is located in Chavanod, France, near Geneva, Switzerland and close to key industrial centers in France, Switzerland and Italy. We purchased all outstanding shares of Cerebellum for total consideration of up to $1.2 million. Payment will be made in the form of cash and shares paid over a two-year period. Included in our second fiscal quarter results as a prepaid asset is an initial cash payment of $350,000. Subsequent to our second quarter, we made an additional payment of $65,000 in cash to be held in escrow for one year and to be released on the first anniversary of the acquisition, at which time there may be a payment of up to $335,000 in Adept common stock, with both payments contingent upon certain employee retention provisions being met. Final payments of $65,000 in cash and up to $385,000 in Adept common stock will be made two years from the date of acquisition, provided certain employee retention provisions are met. Additionally, Cerebellum’s principle executives, who are founders of the acquired company, are eligible to receive bonus payments of up to €312,000 based on the revenue generated by certain Cerebellum products over the next two years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from acquisitions, the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation, including such matters relating to our prior restatement and our internal controls; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in this Form 10-Q filing and in our Annual Report on Form 10-K filed on September 17, 2007. The statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion control systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms or third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide a full complement of robotics services and support for our customers. We sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems and services to markets including high speed packaged goods, life sciences, disk drive/electronics and semiconductor/solar, as well as to traditional industrial markets, including machine tool automation and automotive electronics.

To position the company for growth we have adopted a strategy focusing on value-added markets in Europe along with four global vertical markets: Packaging, Life Sciences, Disk Drive and Semiconductor/Solar. We believe all of these markets represent significant opportunity over the next few years for growth and product differentiation.

Over the past several quarters we have also intensified our efforts to strengthen our operational and sales capabilities in Europe, which we believe will continue to be an important growth market for our products both in traditional sectors such as automotive electronics and in our target vertical markets.

As a result of both of these strategies, we have seen incremental sales growth in the last two quarters, and the composition of our sales has shifted to include a higher proportion of revenues from the Packaging, Life Sciences and Solar markets, as well as increasingly high contributions from Europe.

In the second quarter of 2008, we had record sales in Europe, in part due to increased demand from the Packaging and Solar markets. In addition to continued strong demand for our Cobra and Viper robots, we also recognized our first material revenue from Quattro, which is an important product for Adept as we believe that it will help to drive increased demand in high-speed packaging applications within sectors such as food, consumer goods, pharmaceutical and other packaged goods. We also experienced a significant increase in orders for future sales of our robots, including Quattro. In addition to our growth in robot sales, we received a software license sale that contributed to our gross margin increase for the second quarter of 2008. We expect our software license revenues to be more modest for the remainder of the fiscal year.

The results reported for the second quarter of 2008 do not include the operations of Cerebellum, acquired by Adept in early January, 2008. Cerebellum operations will be included in Adept’s consolidated financial results commencing in the third quarter of fiscal 2008.

To lower our expense base and more efficiently utilize our sales resources, at the end of fiscal 2007 we implemented a restructuring program, under which we reduced facility and headcount costs, consolidated development activities to fewer locations and realigned our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate by a significant amount, which we believe will continue to have a positive effect on our operations throughout fiscal 2008 and which we believe will help us to maintain profitability in the future and provide cash flows to invest into our target vertical markets.

On January 2, 2008, subsequent to the end of our second fiscal quarter, we acquired Cerebellum Automation SAS, a leader in specialized OEM robotics and motion control solutions for the medical and packaging industries. Cerebellum Automation is located in Chavanod, France, near Geneva, Switzerland and close to key industrial centers in France, Switzerland and Italy. We purchased all outstanding shares of Cerebellum for total consideration of up to $1.2 million. Payment will be made in the form of cash and shares paid over a two-year period. Included in our second quarter results as a prepaid asset is an initial cash payment of $350,000. Subsequent to our second quarter, we made an additional payment of $65,000 in cash to be held in escrow for one year and to be released on the first anniversary of the acquisition, at which time there may be a payment of up to $335,000 in Adept common stock, with both payments contingent upon certain employee retention provisions in the purchase agreement. Final payments of $65,000 in cash and up to $385,000 in Adept common stock will be made two years from the date of acquisition, provided certain employee retention provisions are being met. Additionally, Cerebellum’s principle executives, who are founders of the acquired company, are eligible to receive bonus payments of up to €312,000 based on the revenue generated by certain Cerebellum products over the next two years.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and six month periods ended December 29, 2007. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 29, 2007. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2007.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: revenue recognition; allowance for doubtful accounts; inventories; warranties; capitalization of software development costs; deferred tax valuation allowance; foreign currency translation gain (loss); long-lived assets and goodwill; and valuation of stock-based awards. There have been no material changes in our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations

Revenues. Summary information by product segment for the three and six months ended December 29, 2007 and December 30, 2006 is as follows:

Revenue by Segment (in thousands)	Three months ended December 29, 2007	% Change	Three months ended December 30, 2006	Six months ended December 29, 2007	% Change	Six months ended December 30, 2006
Robotics
Revenues	$11,353	88%	$6,049	$21,062	50%	$14,006
Percentage of total	79%		55%	75%		59%
Services and Support
Revenues	3,026	(40%)	5,037	6,969	(29%)	9,823
Percentage of total	21%		45%	25%		41%

Total Revenues	$14,379	30%	$11,086	$28,031	18%	$23,829

For the three months ended December 29, 2007, revenues were $14.4 million, an increase of 30% from revenues of $11.1 million for the three months ended December 30, 2006. Revenues for the six months ended December 29, 2007 were $28.0 million, an increase of 18% from revenues of $23.8 million for the six months ended December 30, 2006. The increase in both periods resulted primarily from increased sales in our Robotics product segment, offset by decreased sales in our Services and Support segment.

Robotics revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $11.4 million for the three months ended December 29, 2007, up 88% from $6.0 million for the three months ended December 30, 2006. For the six months ended December 29, 2007, Robotics revenues were $21.1 million, an increase of 50% from $14.0 million for the six months ended December 30, 2006. Higher sales levels in both periods were the result of increased demand for our Viper and Cobra products and sales of our recently introduced Quattro robot in Europe, offset by a slight decrease in sales of these products in the U.S. and Asia. Higher demand in Europe came both from our traditional automotive electronics market and from our newer target vertical markets, specifically Packaging and Solar.

Services and Support revenues, which result from the sale of robotics services, support and remanufactured robot systems, were $3.0 million for the three months ended December 29, 2007, down 40% from $5.0 million for the three months ended December 30, 2006. Services and support revenues were $7.0 million for the six months ended December 29, 2007, a decrease of 29% from $9.8 million for the six months ended December 30, 2006. The decrease in both periods was primarily due to lower sales of remanufactured robotics to Disk Drive and consumer electronics manufacturers in the U.S. and Asia. We expect Service and Support revenues to continue at current percentage of sales.

Revenue by geography for the three and six months ended December 29, 2007 and December 30, 2006 is as follows:

Revenue by Geography (in thousands)	Three months ended December 29, 2007	% Change	Three months ended December 30, 2006	Six months ended December 29, 2007	% Change	Six months ended December 30, 2006
United States
Revenues	$4,056	(7%)	$4,353	$9,407	(5%)	$9,862
Percentage of total revenue	28%		39%	34%		41%
Europe
Revenues	$7,645	67%	$4,568	$14,690	45%	$10,161
Percentage of total revenue	53%		41%	52%		43%
Singapore
Revenues	$605	(26%)	$820	$1,122	(33%)	$1,683
Percentage of total revenue	4%		7%	4%		7%
Other countries
Revenues	$2,073	54%	$1,345	$2,812	32%	$2,123
Percentage of total revenue	14%		12%	10%		9%
Total International Revenues	$10,323	53%	$6,733	$18,624	33%	$13,967
Percentage of total revenue	72%		61%	66%		59%

Our domestic sales were $4.1 million for the three months ended December 29, 2007, down 7% from $4.4 million for the three months ended December 30, 2006. For the six months ended December 29, 2007, our domestic sales were $9.4 million, down 5% from $9.9 million for the six months ended December 30, 2006. The decrease in both periods reflects reduced sales of both new robotic systems and refurbished robots to the Disk Drive industry, offset by increased sales of our Viper and Cobra robots for applications in our target Packaging and Life Sciences markets.

Total international sales were $10.3 million in the three months ended December 29, 2007, up 53% compared to $6.7 million in the three months ended December 30, 2006. For the six months ended December 29, 2007, total international sales were $18.6 million, up 33% from $14.0 million in the six months ended December 30, 2006. The increase in both periods was driven by higher sales in Europe, particularly in Germany, where we have continued to experience strong demand from the automotive electronics market; and in France, where we have experienced increased demand for our products for packaging applications.

Singapore sales continued to be depressed in the three and six months ended December 29, 2007 due to continued deferral of capital spending in the Disk Drive market.

Gross Margin. Summary information on gross margin for the three and six months ended December 29, 2007 and December 30, 2006 is as follows:

(in thousands)	Three months ended December 29, 2007	% Change	Three months ended December 30, 2006	Six months ended December 29, 2007	% Change	Six months ended December 30, 2006
Revenues	$14,379		$11,086	$28,031		$23,829
Gross margin	7,250	86%	3,894	14,553	48%	9,818
Gross margin %	50.4%		35.1%	51.9%		41.2%

Gross margin as a percentage of revenues was 50.4% for the three months ended December 29, 2007, compared to 35.1% for the three months ended December 30, 2006. For the six months ended December 29, 2007, gross margin as a percentage of revenues was 51.9%, compared to 41.2% for the six months ended December 30, 2006.

In both periods, there were several factors that contributed to increased gross margin as a percentage of revenues. These factors included favorable product mix, primarily as a result of higher sales volumes in Europe where we have focused more of our sales efforts in the last several quarters; favorable currency impact associated with higher European sales; lower product costs as a result of our ongoing efforts to reduce manufacturing overhead, reduced component costs and improved inventory management; and incremental software license revenue of $1.4 million that was complete margin. The Company expects this license revenue to be more modest for the remainder of the year. Offsetting these factors was an increase in warranty reserves in the second quarter of 2008 which accounted for three percent of margin.

Operating Expenses

Research, Development and Engineering Expenses.

(in thousands)	Three months ended December 29, 2007	% Change	Three months ended December 30, 2006	Six months ended December 29, 2007	% Change	Six months ended December 30, 2006
Expenses	$1,183	(28%)	$1,634	$2,525	(25%)	$3,355
Percentage of revenue	8%		15%	9%		14%

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

R&D expenses for the three months ended December 29, 2007 decreased by 28% to $1.2 million, or 8% of revenues, from $1.6 million, or 15% of revenues for the three months ended December 30, 2006. The decrease in R&D expense was due primarily to restructuring actions taken by the Company at the end of fiscal 2007, which included the consolidation of development activities into fewer locations, and to lower expenses associated with the productization of the Quattro robot, for which the majority of development was completed before the first quarter of fiscal 2008.

Selling, General and Administrative Expenses.

(in thousands)	Three months ended December 29, 2007	% Change	Three months ended December 30, 2006	Six months ended December 29, 2007	% Change	Six months ended December 30, 2006
Expenses	$4,769	(4%)	$4,945	$9,911	(3%)	$10,193
Percentage of revenue	33%		45%	35%		43%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.8 million, or 33% of revenues, for the three months ended December 29, 2007, down 4% from $4.9 million, representing 45% of revenues for the three months ended December 30, 2006. SG&A expenses were $9.9 million, or 35% of revenues, for the six months ended December 29, 2007, compared to $10.2 million, representing 43% of revenues for the six months ended December 30, 2006.

Our cost reduction efforts from the restructuring at the end of our fiscal year 2007 have been fully realized as of our second quarter ended December 29, 2007. This led to the decrease in our operating expenses due to headcount and space reduction partially offset by the costs related to Sarbanes-Oxley compliance work discussed below.

We have completed almost half of the actions required related to preparation for our Sarbanes-Oxley Section 404 compliance with respect to our internal controls and have recognized the related expense in our SG&A expenses for the six months ended December 29, 2007. We expect to complete the remainder of the actions and expenses during the second half of fiscal 2008.

Stock Compensation Expense. Under the provisions of SFAS 123R we recorded $244,000 and $424,000 for stock-based compensation expense for the three and six months ended December 29, 2007 and $294,000 and $562,000 for the three and six months ended December 30, 2006 for our stock option plans, ESPP and restricted stock grants. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. In the six months ended December 29, 2007, we recorded $254,000 in restructuring charges, compared with $0 in the six months ended December 30, 2006, as a result of our previously disclosed restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. Interest income, net of interest (expense), was $88,000 for the three months ended December 29, 2007 compared to $111,000 for the three months ended December 30, 2006. For the six months ended December 29, 2007, interest income, net of interest (expense) was $188,000, compared to $247,000 for the six months ended December 30, 2006.

Foreign Currency Exchange Gain (Loss). We recorded a gain on foreign currency exchange of $145,000 for the three months ended December 29, 2007, compared to a loss of $41,000 for the three months ended December 30, 2006. For the six months ended December 29, 2007, we recorded a gain on foreign currency exchange of $120,000, compared to a gain of $125,000 for the six months ended December 30, 2006. Foreign currency exchange gains and losses resulted primarily from remittances from our sales and operating activities in Europe and the strengthening of the euro versus the U.S. dollar exchange rates for the reported periods.

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

We recorded a tax provision of $48,000 and $379,000 for the three and six months ended December 29, 2007, which related primarily to taxes in our German subsidiary as well as our Singapore branch tax. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations. For the three and six months ended December 30, 2006, we recorded minimal net income tax expense.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments increased $1.5 million from June 30, 2007 to $12.4 million. Net cash provided by operating activities of $2.5 million was mainly attributable to net income of $1.8 million augmented by non cash charges including depreciation and amortization of $826,000, non-cash, stock-related compensation charges of $424,000 and a loss on disposal of assets of $65,000. Other items affecting operating cash flow are a decrease in accounts receivable of $1.5 million, an increase in accounts payable and accrued liabilities of $825,000.

Cash used in investing activities of $454,000 reflects cash generated from the maturities of short-term investments of $1.3 million. This was offset by cash used for capital expenditures of $363,000, primarily in demonstration equipment and equipment used in the assembly and testing of our products, capitalized software development costs and license fees of $261,000, proceeds on sale of assets of $116,000, and a prepaid amount of 350,000 for the purchase of Cerebellum in January 2008 in the third fiscal quarter.

Cash provided by financing activities of $159,000 reflects activity in our employee stock purchase program as well as stock option exercises and a $55,000 decrease in cash for payments on capital leases.

Liquidity and Capital Resources Requirements. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the next 12 months. However, we may elect to use additional funding prior to that time to fund our future capital requirements, depending on many factors, including our rate of revenue growth and the timing and extent of spending to support product development efforts, expansion of sales, marketing and support operations and any acquisitions of complementary technologies or businesses.

In the three months ended December 29, 2007, no material changes have occurred in our credit facilities. Our current credit facilities include an agreement with Silicon Valley Bank, or SVB, for a line of credit. The SVB loans will mature on August 14, 2008. As amended, the Loan Documents provide that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any over advance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter.

Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral, which covers almost all of Adept’s assets. Adept was in compliance with the covenants of the Loan and Security Agreement as of December 29, 2007.

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

Contractual Obligations

A summary of our contractual obligations as of December 29, 2007 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$5,988	$1,800	$3,144	$832	$212
Capital lease obligations	283	155	109	18	1
Purchase obligations	15,844	15,844	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP restructuring charges	741	217	434	90	—

Total	$22,856	$18,016	$3,687	$940	$213

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

(in thousands)	December 29, 2007	Fair Value
Cash and cash equivalents	$11,729	$11,729
Average rate	2.76%	2.76%
Short-Term Securities	$650	$650
Average rate	6.80%	6.80%

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

Other than as discussed above, there has been no significant change in our exposure to market risk during the first six months of fiscal 2007. For discussion of Adept’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the fiscal year ended June 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 29, 2007, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were not effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept’s periodic SEC filings, because of a material weakness in our internal controls over financial reporting identified by our independent auditors in connection with the audit of our fiscal 2007 year as discussed below. We are in the process of addressing this issue in connection with our Sarbanes Oxley 404 compliance effort and documentation of controls.

In connection with the annual audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, certain control deficiencies were noted by our independent auditors in the close process that individually were not material weaknesses, although when combined, were considered to be a material weakness. Certain computations of accounts, primarily relating to the restructuring charge, foreign inventories and stock compensation were not analyzed in sufficient detail and were not reviewed in a timely manner. Management believes that each of these weaknesses has been significantly addressed by one or more of the changes in internal controls over financial reporting described below and in Item 4 of Adept’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2007.

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

Notwithstanding this material weakness identified by our auditors, our CEO and CFO have determined that the company has strengthened its internal controls and disclosure controls during and since fiscal 2007, and that Adept has made significant progress in the implementation of the internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

Adept has been and continues to strengthen procedures and controls as discussed below including remedies addressing matters identified during the course of the 2007 audit. We have implemented periodic physical inventory counts at our foreign subsidiaries, received consulting assistance to ensure proper recording of our stock compensation expense and implemented extensive financial statement review procedures with approvals at the Controller, CFO and COO level.

During and since the second quarter of fiscal 2008, we also took actions to further strengthen our internal controls including:

•	Substantially continuing the process to become Sarbanes-Oxley 404 compliant including implementing extensive review and approval procedures. More than half of these procedures have been completed.

•	Continuing to train new personnel as to procedures and process.

•	Engaging financial consultants who are assisting the company to improve processes

•	Starting the development and implementation of intercompany transfer pricing agreements.

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

Our disclosure controls and procedures are designed to ensure that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to reasonably assure that such information is accumulated and communicated to our management, including the CEO and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all error and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adept have been prevented or detected.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To date, other than our previously disclosed dispute and settlement with Crosslink, there have been no claims or litigation commenced with respect to Adept's restatements made in fiscal 2007; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it occurs, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

2.1**	Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders Cerebellum Automation.

2.2	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation.

10.1*	2008 Executive and Senior Management Payment Plan as amended January 22, 2008.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Per Regulation S-K, Schedules to Exhibit 2.1 have been omitted from the filing and the Registrant will furnish supplementally to the SEC a copy of any omitted Schedules upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins Vice President, Finance and Chief Financial Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher Chief Executive Officer

Date: February 11, 2008

INDEX TO EXHIBITS

2.1*	Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders Cerebellum Automation.

2.2*	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation.

10.1*	2008 Executive and Senior Management Payment Plan as amended January 22, 2008

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Quarterly Report on Form 10-Q