Form 10-Q
period 2008-03-29
ADEPT TECHNOLOGY INC
filed 2008-05-13
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of May 12, 2008 was 7,982,434.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 29, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$12,261	$8,900
Short-term investments	—	1,962
Accounts receivable, less allowance for doubtful accounts of $512 at March 29, 2008 and $506 at June 30, 2007	13,942	10,185
Inventories	10,049	9,806
Other current assets	739	598

Total current assets	36,991	31,451
Property and equipment, net	3,350	3,632
Goodwill	88	—
Other intangible assets, net	926	—
Other assets	142	152

Total assets	$41,497	$35,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,065	$5,175
Accrued payroll and related expenses	1,740	1,708
Accrued warranty expenses	1,212	1,207
Accrued restructuring charges	217	449
Other accrued liabilities	1,457	471

Total current liabilities	10,691	9,010
Long-term liabilities:
Accrued restructuring charges	470	637
Other long-term liabilities	353	184

Total liabilities	11,514	9,831

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 7,982 and 7,914 shares issued and outstanding at March 29, 2008 and June 30, 2007, respectively	163,334	162,385
Accumulated deficit	(134,920)	(137,457)
Accumulated other comprehensive income	1,569	476

Total stockholders’ equity	29,983	25,404

Total liabilities and stockholders’ equity	$41,497	$35,235

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$16,092	$12,594	$44,123	$36,423
Cost of revenues	8,640	6,840	22,118	20,852

Gross margin	7,452	5,754	22,005	15,571
Operating expenses:
Research, development and engineering	1,410	1,917	3,935	5,272
Selling, general and administrative	5,109	4,554	15,020	14,746
Restructuring charges	—	—	254	—
Crosslink settlement costs	—	1,861	—	1,861
Amortization of intangible assets	47	—	85	33

Total operating expenses	6,566	8,332	19,294	21,912

Operating income (loss)	886	(2,578)	2,711	(6,341)
Interest income net of expense	71	98	259	345
Foreign currency exchange gain	76	32	196	157

Income (loss) before income taxes	1,033	(2,448)	3,166	(5,839)
Provision for income taxes	50	(8)	429	1

Net income (loss)	$983	$(2,440)	$2,737	$(5,840)

Basic net income (loss) per share	$0.12	$(0.32)	$0.34	$(0.76)

Diluted net income (loss) per share	$0.12	$(0.32)	$0.34	$(0.76)

Number of shares used in computing basic per share amounts	7,967	7,671	7,948	7,635

Number of shares used in computing diluted per share amounts	8,322	7,671	8,119	7,635

Comprehensive income (loss)
Net income (loss)	$983	$(2,440)	$2,737	$(5,840)
Foreign currency translation adjustment	677	20	1,093	496

Total comprehensive income (loss)	$1,660	$(2,420)	$3,830	$(5,344)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	March 29, 2008	March 31, 2007
Operating activities
Net income (loss)	$2,737	$(5,840)
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,212	843
Loss on disposal of property and equipment	25	—
Stock-based compensation	622	948
Amortization of other intangible assets	87	34
Net changes in operating assets and liabilities:
Accounts receivable, net	(2,247)	1,629
Inventories	64	1,397
Other current assets	(85)	(241)
Other assets	14	(66)
Accounts payable	256	(2,037)
Other accrued liabilities and deferred revenues	136	(334)
Accrued settlement expense	—	1,861
Accrued restructuring charges	(167)	—
Other long-term liabilities	11	(22)

Net cash provided by (used in) operating activities	2,665	(1,828)

Investing activities
Purchase of property and equipment	(480)	(1,282)
Proceeds from sale of property and equipment	173	—
Purchase of license fees	(150)	—
Capitalized software	(210)	(669)
Payment for purchase of Cerebellum, net of cash acquired	(401)	—
Maturities of short-term investments	1,962	12,826
Purchase of short-term investments	—	(14,025)

Net cash provided by (used in) investing activities	894	(3,150)

Financing activities
Principal payments on capital leases	(84)	—
Proceeds from employee stock incentive program and employee stock purchase plan	327	612

Net cash provided by financing activities	243	612

Effect of exchange rates on cash and cash equivalents	(441)	60

Net increase (decrease) in cash and cash equivalents	3,361	(4,306)
Cash and cash equivalents, beginning of period	8,900	10,062

Cash and cash equivalents, end of period	$12,261	$5,756

Cash paid during the period for:
Interest	$34	$27
Taxes	$37	$40

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(cont’d)

(unaudited)

(in thousands)

	Nine months ended
	March 29, 2008	March 31, 2007
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$357	$—

The Company purchased all of the capital stock of Cerebellum. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	1,544	—
Cash paid for the capital stock	(468)	—

Liabilities assumed	$1,076	$—

See accompanying notes

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

2. Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock, in addition to other incentives not currently employed by the Company. In addition, certain of these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. Option awards are granted with an exercise price equal to the market price of Adept’s common stock on the date of grant and have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has one employee stock purchase plan, the ESPP, and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of March 29, 2008, there were 450,741 shares available for issuance under the ESPP. The ESPP provides for an annual automatic increase in the number of shares available for issuance by the lesser of 120,000 shares, 3% of the shares outstanding, or a lesser amount as may be determined by the Board of Directors. There are 261,831 shares subject to outstanding options under the 2001 Stock Option Plan with 90,746 available for grant. Under the 2003 Stock Option Plan, there are 355,000 shares subject to outstanding options with 27,640 available for grant. The 2004 Director Option Plan has 65,000 shares subject to outstanding options with 65,376 available for grant. The 2005 Equity Incentive Plan has 194,125 shares subject to outstanding options with 391,709 available for grant. Options are also outstanding pursuant to two equity compensation plans which have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 127,239 and 6,600 shares subject to outstanding options. Under all of these plans, for employee grants, vesting is generally monthly, in equal installments over a four year period. Under the 2004 Director Option Plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and nine months ended March 29, 2008 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $622,236 and $947,644 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the nine months ended March 29, 2008 and March 31, 2007, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model using the multiple option approach for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans for the three and nine months ended March 29, 2008 were $2.99 and $2.93, respectively. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the three and nine months ended March 29, 2008 were $2.66 and $2.26, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended March 29, 2008		Nine Months Ended March 29, 2008
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Average risk free interest rate	2.12%	1.76%	4.05%	3.45%
Expected life (in years)	3.08	0.49	3.38	0.48
Expected volatility	0.69	0.57	0.71	0.61
Dividend yield	0%	0%	0%	0%

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

A summary of stock option activity under the option plans as of March 29, 2008 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2007	1,084	$12.24
Granted	147	5.80
Exercised	(36)	4.40
Forfeited or Expired	(185)	16.56

Outstanding at March 29, 2008	1,010	$10.80	7.19	$1,651

Vested/Expected to Vest at March 29, 2008	830	$11.42	6.88	$1,403

Exercisable at March 29, 2008	588	$12.93	6.13	$1,031

The intrinsic value of options exercised during the period was $64,439. During the nine months ended March 29, 2008, cash received from stock option exercises and ESPP purchases was $160,264 and $166,960, respectively. As of March 29, 2008, there was $565,342 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; the cost of which is expected to be recognized through fiscal year 2010, with a weighted average remaining period of 1.3 years.

During the nine months ended March 29, 2008, 36,421 shares of common stock were issued upon the exercise of options under the Company’s stock option plans, and 32,290 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at March 29, 2008 were 7,982,234.

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

At March 29, 2008 the Company had no marketable securities. At June 30, 2007, all of the Company’s investments in marketable securities were classified as available-for-sale and were carried at fair market value, which approximated cost. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	March 29, 2008	June 30 2007
	(in thousands)
Cash and cash equivalents:
Cash	$5,892	$4,219
Money market funds	6,369	1,093
Fixed income securities	—	3,588

Total cash and cash equivalents	$12,261	$8,900

Short-term investments:
Auction rate securities	—	$1,962

Total short-term investments	$—	$1,962

Realized gains or losses, interest, and dividends are included in interest income. Unrealized gains or losses from available-for-sale securities were not material in the nine months ended March 29, 2008 and for the year ended June 30, 2007.

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost under the first-in, first-out method, or market value. The components of inventory are as follows:

	March 29, 2008	June 30, 2007
	(in thousands)
Raw materials	$6,886	$6,639
Work-in-process	895	96
Finished goods	2,268	3,071

	$10,049	$9,806

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	March 29, 2008	June 30, 2007
	(in thousands)
Machinery and equipment	$5,237	$4,622
Computer equipment	5,696	6,583
Software development costs	1,403	1,192
Office furniture and equipment	2,164	2,506

	14,500	14,903
Less accumulated depreciation and amortization	11,150	11,271

Net property and equipment	$3,350	$3,632

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

Changes in the Company’s warranty liability are as follows for the nine month periods ending March 29, 2008 and March 31, 2007:

	Nine months ended
	March 29, 2008	March 31, 2007
	(in thousands)
Balance at beginning of period	$1,207	$1,638
Provision for warranties issued	797	512
Warranty claims	(792)	(808)

Balance at end of period	$1,212	$1,342

7. Legal Proceedings

To date, other than the Company’s dispute and settlement with Crosslink, there have been no claims or litigation commenced with respect to the Company’s restatement in fiscal 2007 of certain quarterly financial statements; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of any such litigation, if it were to occur, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. For the nine months ended March 29, 2008, the Company has recorded a provision for income taxes of approximately $429,000 and a minimal income tax expense for the first nine months of March 31, 2007. The provision for the nine months ended March 29, 2008 is principally related to foreign tax of certain foreign entities and a minor amount of federal and state alternative minimum taxes.

In compliance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), the Company had gross unrecognized tax benefits of approximately $7.3 million as of December 29, 2007 and the unrecognized tax benefit has not increased or decreased during the quarter ended March 29, 2008. Approximately $7.1 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $200,000 would impact the income tax expense. In addition, we do not expect any material changes to the estimated amount of the liability associated with our uncertain tax positions within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have a subsidiary or branch operation. The tax years 1995 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended March 29, 2008, we recorded no interest and penalties related to uncertain tax positions.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the three and nine months ended March 29, 2008 does not include options to purchase 614,494 and 738,440 shares, respectively, because the effect of their inclusion would be anti-dilutive.

	Three months ended		Nine months ended
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income (loss)	$983	$(2,440)	$2,737	$(5,840)

Basic:
Weighted average number of shares used in computing basic per share amounts	7,967	7,671	7,948	7,635

Basic net income (loss) per share	$0.12	$(0.32)	$0.34	$(0.76)

Diluted:
Weighted average number of common shares used in computing basic net income per share	7,967	7,671	7,948	7,635
Add: Weighted average number of dilutive potential common stock	355	—	171	—

Weighted average number of common shares used in computing diluted net income per share	8,322	7,671	8,119	7,635

Diluted net income (loss) per share	$0.12	$(0.32)	$0.34	$(0.76)

10. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its Chief Executive Officer, or CEO.

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

	Three months ended		Nine months ended
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues:
Robotics	$12,999	$8,099	$34,061	$22,406
Services and Support	3,093	4,495	10,062	14,017

Total revenues	$16,092	$12,594	$44,123	$36,423

Operating income:
Robotics	$3,110	$1,115	$9,724	$999
Services and Support	414	727	1,411	2,989

Segment profit	3,524	1,842	11,135	3,988
Unallocated research, development and engineering and general and administrative	(2,591)	(2,559)	(8,339)	(8,435)
Amortization of intangible assets	(47)	—	(85)	(33)
Settlement expense	—	(1,861)	—	(1,861)

Operating income (loss)	886	(2,578)	2,711	(6,341)
Net interest income	71	98	259	345
Foreign currency exchange gain	76	32	196	157

Income (loss) before income taxes	$1,033	$(2,448)	$3,166	$(5,839)

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended		Nine months ended
(in thousands)	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenue:
United States	$3,609	$5,295	$13,016	$15,156
Germany	5,406	2,765	12,806	7,393
France	1,533	1,216	4,478	3,296
Switzerland	703	565	1,525	1,917
Other European countries	1,969	1,840	5,492	3,943
Singapore	911	609	2,033	2,292
All other countries	1,961	304	4,773	2,426

Total	$16,092	$12,594	$44,123	$36,423

(in thousands)	March 29, 2008	June 30, 2007
Long-lived tangible assets:
United States	$2,842	$3,130
All other countries	650	654

Total long-lived tangible assets	$3,492	$3,784

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains were $76,000 and $196,000 for the three and nine months ended March 29, 2008, respectively, and $32,000 and $157,000 for the three and nine months ended March 31, 2007, respectively, and are included in the Statements of Operations.

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

The following table summarizes the activity in Adept’s accrued restructuring charges during the nine months ended March 29, 2008.

Fiscal 2008

(in thousands)	Balance June 30, 2007	Additional Charges/ (Reversals) Fiscal 2008	Cash Payment Fiscal 2008	Balance March 29, 2008
Employee severance costs	$236	$(19)	$(217)	$—
Lease commitments	850	246	(409)	687
Other costs	—	27	(27)	—

Total	$1,086	$254	$(653)	$687

13. Acquisition

On January 2, 2008 (the “Effective Date”), the Company acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS (“Cerebellum”). The results of Cerebellum’s operations have been included in the consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, amounts to $732,971. This includes an initial cash payment of $350,000, accrued liabilities due of $297,500 due within one year and paid direct costs of $85,471. The payment of additional contingent deferred cash consideration of $32,500 in cash and $167,500 payable in shares of common stock of the Company on the first anniversary, provided that certain employees remain employed by Cerebellum will be amortized monthly during the first year following the acquisition. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company which may be paid on the second anniversary, provided that certain employees remain employed by Cerebellum will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The amounts achieved will be added to Goodwill upon realization of the associated revenue milestones.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Effective Date of acquisition.

At January 2, 2008

(in thousands)

Current assets	$659
Intangible assets	804
Goodwill	81

Total assets acquired	1,544

Current liabilities	555
Long-term debt	252
Other long-term liabilities	4

Total liabilities assumed	811

Net assets acquired	$733

Of the $804,000 of acquired intangible assets, all was assigned to Cerebellum’s ApproFlex system software system, which has an approximate useful life of 3 years. The $81,000 of goodwill was assigned to the Company’s Robotics segment. We do not expect the $81,000 of goodwill to be deductible for tax purposes.

14. Subsequent Events

On April 14, 2008, Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”) sent Adept a lease termination notice, indicating that the Livermore lease would terminate 90 days following the date of such notice. The notice indicated that a termination fee of $1,000,000 was due from Adept no later than May 13, 2008 to terminate Adept’s obligations under the lease on July 14, 2008, other than certain express obligations intended to survive termination. The notice was delivered as a result of the Landlord’s interpretation of a Lease Termination Agreement dated December 16, 2007 between Adept and the Landlord. Adept disputes Landlord’s interpretation of the Lease Termination Agreement, including its alleged obligations and the effect of Adept’s choosing not to pay the $1,000,000 in combination with relinquishing the leased property.

As of the date of this filing, no litigation has been commenced with respect to this matter. Adept is vigorously defending this dispute and is exploring its leasing alternatives. While Adept does not believe that this disagreement with the Landlord will have a material adverse effect on its business, financial condition or results of operations, Adept cannot predict its outcome at this time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from acquisitions, the growth of new products and markets;

•	the success of our efforts to enter newer targeted markets, such as Solar;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation, including such matters relating to our prior restatement and our internal controls; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in this Form 10-Q filing and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 filed on September 17, 2007. The statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “Company,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion control systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms or third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide a full complement of robotics services and support for our customers. Through sales to systems integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Our growth strategy focuses on four global vertical markets: Packaging, Life Sciences, Disk Drive and Semiconductor/Solar, as well as on traditional industrial markets in Europe, including machine tool automation and automotive electronics. We believe all of these markets represent significant opportunity for future growth and product differentiation.

Over the past several quarters we have also intensified our efforts to strengthen our operational and sales capabilities in Europe, which we believe will continue to be an important growth market for our products both in traditional sectors such as automotive electronics and in our target markets.

As a result of both of these strategies, we have seen incremental sales growth in the last three quarters, and the composition of our sales has shifted to include a higher proportion of revenues from Europe, as well as from our target vertical Solar, Packaging and Life Sciences markets.

In the third quarter of 2008, we had record sales in Europe, with incremental growth coming from sales of our Quattro robot into the Solar market as well as a high level of sales of our Cobra, Viper and Quattro robots for applications in the Packaging market. Since the introduction of Quattro early in our fiscal 2008, we have received significant orders for these robots, which we believe are becoming an important revenue driver for Adept.

To lower our expense base and more efficiently utilize our sales resources, at the end of fiscal 2007 we implemented a restructuring program, under which we reduced facility and headcount costs, consolidated development activities to fewer locations and realigned our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate, which we believe will continue to have a positive effect on our operations throughout fiscal 2008 and which we believe will help us to maintain profitability and provide cash flows to invest into our target vertical markets.

In January 2008, we acquired Cerebellum Automation SAS, a leader in specialized OEM robotics and motion control solutions for the medical and packaging industries. Cerebellum Automation is located in Chavanod, France, near Switzerland and close to key industrial centers in France, Switzerland and Italy. Our results for the third fiscal quarter of 2008 include the operations of Cerebellum.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine month periods ended March 29, 2008. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 29, 2008. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2007 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2007.

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

Results of Operations

Revenues. Summary information by product segment for the three and nine months ended March 29, 2008 and March 31, 2007 is as follows:

Revenue by Segment

(in thousands)	Three months ended March 29, 2008	% Change	Three months ended March 31, 2007	Nine months ended March 29, 2008	% Change	Nine months ended March 31, 2007
Robotics
Revenues	$12,999	61%	$8,099	$34,061	52%	$22,406
Percentage of total	81%		64%	77%		62%
Services and Support
Revenues	3,093	(31%)	4,495	10,062	(28%)	14,017
Percentage of total	19%		36%	23%		38%

Total Revenues	$16,092	28%	$12,594	$44,123	21%	$36,423

For the three months ended March 29, 2008, revenues were $16.1 million, an increase of 28% from revenues of $12.6 million for the three months ended March 31, 2007. Revenues for the nine months ended March 29, 2008 were $44.1 million, an increase of 21% from revenues of $36.4 million for the nine months ended March 31, 2007. The increase in both periods resulted primarily from increased sales in our Robotics product segment, offset by decreased sales in our Services and Support segment.

Robotics revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $13.0 million for the three months ended March 29, 2008, up 61% from $8.1 million for the three months ended March 31, 2007. For the nine months ended March 29, 2008, Robotics revenues were $34.1 million, an increase of 52% from $22.4 million for the nine months ended March 31, 2007. Higher sales levels in both periods were the result of increased demand for our Viper and Cobra products and sales of our recently introduced Quattro robot in Europe. Higher demand in Europe came both from our traditional automotive electronics market and from our newer target vertical markets, specifically Solar and Packaging.

Services and Support revenues, which result from the sale of robotics services, support and remanufactured robot systems, were $3.1 million for the three months ended March 29, 2008, down 31% from $4.5 million for the three months ended March 31, 2007. Services and Support revenues were $10.1 million for the nine months ended March 29, 2008, a decrease of 28% from $14.0 million for the nine months ended March 31, 2007. The decrease in both periods was primarily due to lower sales of remanufactured robotics to Disk Drive and consumer electronics manufacturers in the U.S. and Asia. We expect Service and Support revenues will continue to comprise a similar percentage of sales for the remainder of fiscal 2008.

Revenue by geographic location for the three and nine months ended March 29, 2008 and March 31, 2007 is as follows:

Revenue by Geographic Location

(in thousands)	Three months ended March 29, 2008	% Change	Three months ended March 31, 2007	Nine months ended March 29, 2008	% Change	Nine months ended March 31, 2007
United States
Revenues	$3,609	(32%)	$5,295	$13,016	(14%)	$15,156
Percentage of total revenue	22%		42%	29%		42%

Europe
Revenues	$9,611	51%	$6,386	$24,301	47%	$16,545
Percentage of total revenue	60%		51%	55%		45%
Singapore
Revenues	$911	50%	$609	$2,033	(11%)	$2,292
Percentage of total revenue	6%		5%	5%		6%
Other countries
Revenues	$1,961	545%	$304	$4,773	97%	$2,426
Percentage of total revenue	12%		2%	11%		7%

Total International Revenues	$12,483	71%	$7,299	$31,107	46%	$21,263
Percentage of total revenue	78%		58%	71%		58%

Total Revenues	$16,092		$12,594	$44,123		$36,423

Our domestic sales were $3.6 million for the three months ended March 29, 2008, down 32% from $5.3 million for the three months ended March 31, 2007. For the nine months ended March 29, 2008, our domestic sales were $13.0 million, down 14% from $15.2 million for the nine months ended March 31, 2007. The decrease in both periods reflects reduced sales of both new robotic systems and refurbished robots to the Disk Drive industry, offset by increased sales of our Quattro, Viper and Cobra robots for applications in the Solar, Packaging and Life Sciences markets.

Total international sales were $12.5 million for the three months ended March 29, 2008, up 71% compared to $7.3 million for the three months ended March 31, 2007. For the nine months ended March 29, 2008, total international sales were $31.1 million, up 46% from $21.3 million in the nine months ended March 31, 2007. The increase in both periods was driven by higher sales in Europe, particularly in Germany, where we have begun to sell our Quattro robot for applications in the Solar market and where we have continued to experience strong demand from the automotive electronics market; and in France, where we have experienced increased demand for our products for packaging applications.

Singapore sales continued to be depressed in the three and nine months ended March 29, 2008 due to continued deferral of capital spending in the Disk Drive market.

Gross Margin. Summary information on gross margin for the three and nine months ended March 29, 2008 and March 31, 2007 is as follows:

(in thousands)	Three months ended March 29, 2008	% Increase (decrease)	Three months ended March 31, 2007	Nine months ended March 29, 2008	% Increase (decrease)	Nine months ended March 31, 2007
Revenues	$16,092		$12,594	$44,123		$36,423
Gross margin	7,452	30%	5,754	22,005	41%	15,571
Gross margin %	46.3%		45.7%	49.9%		42.8%

Gross margin as a percentage of revenues was 46.3% for the three months ended March 29, 2008, compared to 45.7% for the three months ended March 31, 2007. For the nine months ended March 29, 2008, gross margin as a percentage of revenues was 49.9%, compared to 42.8% for the nine months ended March 31, 2007.

In both the three months and nine months ended March 29, 2008, there were several factors that contributed to increased gross margin as a percentage of revenues, compared with the prior year periods. These factors included favorable product mix, primarily as a result of higher sales volumes in Europe where we have focused more of our sales efforts in the last several quarters; favorable currency impact associated with higher European sales; and lower product costs as a result of our ongoing efforts to reduce manufacturing overhead, reduced component costs and improved inventory management. Additionally, we recognized one-time software license revenue that accounted for an incremental three percent of gross margin in the 2008 nine-month period.

Operating Expenses

Research, Development and Engineering Expenses.

(in thousands)	Three months ended March 29, 2008	% Increase (decrease)	Three months ended March 31, 2007	Nine months ended March 29, 2008	% Increase (decrease)	Nine months ended March 31, 2007
Expenses	$1,410	(26%)	$1,917	$3,935	(25%)	$5,272
Percentage of revenue	9%		15%	9%		14%

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

R&D expenses for the three months ended March 29, 2008 decreased by 26% to $1.4 million, or 9% of revenues, from $1.9 million, or 15% of revenues for the three months ended March 31, 2007. R&D expenses were $3.9 million, or 9% of revenues, for the nine months ended March 29, 2008, down 25% from $5.3 million, representing 14% of revenues for the nine months ended March 31, 2007. Included in R&D expenses for the three and nine months ended March 29, 2008 was approximately $120,000 of incremental expenses from Cerebellum, which Adept acquired during the third quarter of 2008. The decrease in R&D expense in both the three and nine month periods was due primarily to restructuring actions taken by the Company at the end of fiscal 2007, which included the consolidation of development activities into fewer locations, as well as lower expenses associated with the productization of the Quattro robot, for which the majority of development was completed at the end of fiscal 2007.

Selling, General and Administrative Expenses.

(in thousands)	Three months ended March 29, 2008	% Increase (decrease)	Three months ended March 31, 2007	Nine months ended March 29, 2008	% Increase (decrease)	Nine months ended March 31, 2007
Expenses	$5,109	12%	$4,554	$15,020	2%	$14,746
Percentage of revenue	32%		36%	34%		40%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.1 million, or 32% of revenues, for the three months ended March 29, 2008, up 12% from $4.6 million, representing 36% of revenues for the three months ended March 31, 2007. SG&A expenses were $15.0 million, or 34% of revenues, for the nine months ended March 29, 2008, up 2% from $14.8 million, representing 40% of revenues for the nine months ended March 31, 2007. Included in SG&A expenses for the three and nine months ended March 29, 2008 was approximately $244,000 of incremental expenses from Cerebellum, which Adept acquired during the third quarter of 2008.

The decrease in SG&A expenses as a percentage of revenue, for the three and nine months ended March 29, 2008 compared with the prior year periods, was primarily due to reductions in headcount and facility space utilized as a result of our restructuring actions at the end of fiscal 2007. These decreases have been partially offset by costs related to Sarbanes-Oxley 404 compliance work, discussed below.

We have completed most of the actions related to preparation for our Sarbanes-Oxley Section 404 compliance with respect to our internal controls and have recognized the related expense in our SG&A expenses for the nine months ended March 29, 2008. We expect to complete the remainder of the actions and expenses during fiscal 2008.

Acquired Intangible Assets. With the purchase of Cerebellum on January 2, 2008 Adept acquired intangible assets and goodwill. Of the intangible asset of $804,000 all was assigned to Cerebellum’s ApproFlex system software system which has an approximate useful life of 3 years. The $81,000 of goodwill was assigned to the Company’s Robotics segment.

Settlement Expense. We recorded expense of $1.9 million in the third quarter of fiscal 2007 related to the settlement agreement with Crosslink.

Stock Compensation Expense. Under the provisions of SFAS 123R we recorded $198,000 and $622,000 for stock-based compensation expense for the three and nine months ended March 29, 2008 and $386,000 and $948,000 for the three and nine months ended March 31, 2007 for our stock option plans, ESPP and restricted stock grants. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. For the nine months ended March 29, 2008, we recorded $254,000 in restructuring charges, compared with $0 for the nine months ended March 31, 2007, as a result of our restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. Interest income, net of interest (expense), was $71,000 for the three months ended March 29, 2008 compared to $98,000 for the three months ended March 31, 2007. For the nine months ended March 29, 2008, interest income, net of interest (expense) was $259,000, compared to $345,000 for the nine months ended March 31, 2007. Lower interest income, net in the fiscal 2008 periods was primarily due to lower interest rates on investment cash and securities in the 2008 period.

Foreign Currency Exchange Gain (Loss). We recorded a gain on foreign currency exchange of $76,000 for the three months ended March 29, 2008, compared to a gain of $32,000 for the three months ended March 31, 2007. For the nine months ended March 29, 2008, we recorded a gain on foreign currency exchange of $196,000, compared to a gain of $157,000 for the nine months ended March 31, 2007. Foreign currency exchange gains and losses resulted primarily from remittances from our sales and operating activities in Europe and the strengthening of the euro versus the U.S. dollar exchange rates, offset by transactional losses on purchases made in Japan from the U.S. for the reported periods.

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

We recorded a tax provision of $50,000 and a tax provision of $429,000 for the three and nine months ended March 29, 2008, respectively, which related primarily to taxes in our German subsidiary as well as our Singapore branch tax. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations. For the three and nine months ended March 31, 2007, we recorded minimal net income tax provision and expense.

Liquidity and Capital Resources

Cash, Cash Equivalents and Short-Term Investments. Cash, cash equivalents and short-term investments increased $1.4 million from June 30, 2007 to $12.3 million. Net cash provided by operating activities of $2.7 million was mainly attributable to net income of $2.7 million augmented by non cash charges including depreciation and amortization of $1.3 million, non-cash, stock-related compensation charges of $622,000 and a loss on disposal of assets of $25,000. Other items affecting operating cash flow are an increase in accounts receivable of $2.2 million, and an increase in accounts payable and accrued liabilities of $236,000.

Cash provided by investing activities of $894,000 reflects cash generated from the maturities of short-term investments of $2.0 million and proceeds on sale of assets of $173,000. This was offset by cash used for capital expenditures of $480,000, primarily in demonstration equipment and equipment used in the assembly and testing of our products, capitalized software development costs and license fees of $210,000 and a payment of $401,000 for the purchase of Cerebellum, net of cash acquired, in January 2008.

Cash provided by financing activities of $243,000 reflects activity in our employee stock purchase program as well as stock option exercises and an $84,000 decrease in cash for payments on capital leases.

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

In the three months ended March 29, 2008, no material changes have occurred in our credit facilities. Our current credit facilities include an agreement with Silicon Valley Bank, or SVB, for a line of credit. The SVB loan will mature on August 14, 2008. As amended, the Loan Documents provide that Adept may borrow amounts under the credit facility not to exceed the lesser of (i) $5.0 million or (ii) the sum of 80% of Adept’s eligible accounts receivable plus any over advance loans that may be granted by SVB from time to time in its sole and absolute discretion, plus foreign accounts, plus non-formula loans that SVB may make up to $3.0 million. Such lesser amount as determined in (i) or (ii) above shall be reduced by the amount of all outstanding letters of credit and the FX Reserve, which is 10% of the total FX Forward Contracts outstanding for purposes of determining the “Credit Limit” under the loan facility. The aggregate of over advance loans may not exceed the lesser of $1.0 million or 30% of Adept’s eligible accounts receivable. For purposes of application under the loan facility, foreign accounts must meet the same eligibility requirements as domestic receivables, and are permitted up to a maximum of 25% of the total eligible accounts receivable.

The Loan and Security Agreement includes certain financial and other covenants with which Adept must comply. Financial covenants specify that Adept must maintain a tangible net worth of at least $19.0 million plus 40% of the consideration received upon issuance of any equity securities or subordinated debt, plus 25% of Adept’s net income in each fiscal quarter. Once an increase in the minimum tangible net worth of Adept takes effect, it remains in effect thereafter, and does not decrease. Other covenants with which Adept must comply, include, but are not limited to, the payment of Adept’s tax obligations as and when due and the maintenance of Adept’s primary operating deposit accounts with SVB. Adept cannot make any transfers to any of its subsidiaries of money or other assets with an aggregate value in excess of $300,000 in any fiscal quarter and is subject to customary default provisions. In the event of default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security against the collateral, which covers almost all of Adept’s assets. Adept was in compliance with the covenants of the Loan and Security Agreement as of March 29, 2008.

With the acquisition of Cerebellum, January 2, 2008, we acquired certain contingent liabilities. These include the payment of additional contingent deferred cash consideration of $32,500 in cash and $167,500 payable in shares of common stock of the Company on the first anniversary, provided that certain employees remain employed by Cerebellum. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary, provided that certain employees remain employed by Cerebellum. Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The amounts achieved will be added to Goodwill upon realization of the associated revenue milestones.

See also, certain amounts subject to dispute in Part II. Item 1.

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

Contractual Obligations

A summary of our contractual obligations as of March 29, 2008 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$5,625	$1,793	$3,124	$512	$196
Capital lease obligations	246	158	71	17	—
Purchase obligations	15,008	15,008	—	—	—
Other liabilities reflected on the balance sheet under GAAP restructuring charges	687	217	434	36	—

Total	$21,566	$17,176	$3,629	$565	$196

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

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We maintain an investment policy that seeks to ensure the safety and preservation of our invested funds by limiting default risk, market risk and reinvestment risk. The table below presents principal cash amounts and related weighted-average interest rates for our investment portfolio, all of which matures in less than 12 months.

(in thousands)	March 29, 2008	Fair Value
Cash and cash equivalents	$12,261	$12,261
Average rate	2.97%	2.97%

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

We also have a line of credit with Silicon Valley Bank. We did not borrow under this facility in fiscal 2007 or fiscal 2008 to date and have no current intention to do so in fiscal 2008; however, if we were to draw down under this facility or issue letters of credit thereunder, Adept would be subject to interest rate risk as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2007.

Other than as discussed above, there has been no significant change in our exposure to market risk during the first nine months of fiscal 2007. For discussion of Adept’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report incorporated by reference in Form 10-K for the fiscal year ended June 30, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 29, 2008, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter in alerting them in a timely manner to material information relating to Adept (including its consolidated subsidiaries) required to be included in Adept’s periodic SEC filings.

In connection with the annual audit and preparation of Adept’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, certain control deficiencies were noted by our independent auditors in the close process that individually were not material weaknesses, although when combined, were considered to be a material weakness. Certain computations of accounts, primarily relating to the restructuring charge, foreign inventories and stock compensation were not analyzed in sufficient detail and were not reviewed in a timely manner. Management believes that each of these weaknesses has been significantly addressed by one or more of the changes in internal controls over financial reporting described below and in Item 4 of Adept’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2007. Therefore, we believe that the material weakness has been remediated.

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

Notwithstanding this material weakness previously identified by our auditors, our CEO and CFO have determined that the company has strengthened its internal controls and disclosure controls during and since the end of fiscal 2007, and that Adept has made significant progress in the implementation of the internal controls over financial reporting.

Changes in Internal Controls over Financial Reporting

Adept has been and continues to strengthen procedures and controls as discussed below including remedies addressing matters identified during the course of the fiscal 2007 audit. We have implemented periodic physical inventory counts at our foreign subsidiaries, received consulting assistance to ensure proper recording of our stock compensation expense and implemented extensive financial statement review procedures with approvals at the Controller, CFO and Chief Operating Officer level.

During and since the third quarter of fiscal 2008, we also took actions to further strengthen our internal controls including:

•

Substantially continuing the process to become Sarbanes-Oxley 404 compliant, including implementing extensive review and approval procedures. These procedures have been completed and are currently being tested.

•	Continuing to train all personnel as to procedures and process.

•	Engaging Subject-Matter-Experts to assist the company in process improvements and control definition.

•	Completed the implementation of new intercompany transfer pricing agreements.

Additionally, in order to enhance Adept’s governance and disclosure controls, the Company adopted certain policies, including a new signature authority policy and process, during the third quarter of fiscal 2008.

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

On April 14, 2008, Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”) sent Adept a lease termination notice, indicating that the Livermore lease would terminate 90 days following the date of such notice. The notice indicated that a termination fee of $1,000,000 was due from Adept no later than May 13, 2008 to terminate Adept’s obligations under the lease on July 14, 2008, other than certain express obligations intended to survive termination. The notice was delivered as a result of the Landlord’s interpretation of a Lease Termination Agreement dated December 16, 2007 between Adept and the Landlord. Adept disputes Landlord’s interpretation of the Lease Termination Agreement, including its alleged obligations and the effect of Adept’s choosing not to pay the $1,000,000 in combination with relinquishing the leased property.

As of the date of this filing, no litigation has been commenced with respect to this matter. Adept is vigorously defending this dispute and is exploring its leasing alternatives. While Adept does not believe that this disagreement with the Landlord will have a material adverse effect on its business, financial condition or results of operations, Adept cannot predict its outcome at this time.

To date, other than our previously disclosed dispute and settlement with Crosslink, there have been no claims or litigation commenced with respect to Adept’s restatements made in fiscal 2007; however, such matters may result in litigation of varying kinds against the issuer, including without limitation, claims in connection with issuances of, or transactions in, Adept securities, or defaults of covenants or agreements with third parties. At this time, no assurances can be given regarding the potential outcome of such litigation, if it were to occur, and no estimate can be made regarding any liability of Adept as a result of any potential claims.

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

We have invested in new markets, including Solar/Semiconductor and Life Sciences, and we can make no assurances of success in these target industries, and subject Adept to the risks of increased regulation and potential product liability.

Our systems and controls are sold in a variety of industries. We have, and are continuing to, invest resources in certain markets, such as Solar/Semiconductor and Life Sciences. There is no assurances that our products will receive market acceptance in these markets or that these markets will continue to grow at their current pace. In addition, as part of our increased focus on certain markets, we are now selling, or have increased our focused sales, for use in certain applications, including the manufacture of medical devices, the automation of repetitive operations in diagnostic and pharmaceutical labs, and as part of computer assisted robot-based surgical procedures. We must obtain and monitor compliance with regulatory requirements for our products and systems in these industries to which we would not otherwise be subject. This may increase certain costs necessary for the operation of our business. Additionally, our failure to obtain or maintain compliance with these requirements could have an adverse effect on our ability to sell our products or subject us to regulatory actions or fines. Medical applications industries also subject its participants to greater risk of claims and product liability which are not a part of our historical operations or sales into other industries.

ITEM 5.	OTHER INFORMATION

Mr. Joachim Melis, Adept’s Vice President, Worldwide Sales, may receive quarterly commissions in cash under the Plan based on Adept’s consolidated financials. No quarterly sales commissions have yet been paid to Mr. Melis, and the Plan, as amended, generally allows such awards to be made when and as determined by the Compensation Committee of the Board.

In connection with a review of Adept’s operating results for the quarter ended March 29, 2008, management has concluded that a license agreement of the company has become material to Adept, as included in the exhibits to this Quarterly Report on Form 10-Q.

Additionally, in connection with the Livermore lease dispute discussed in Part II. Item 1, management has determined that the referenced lease Termination Agreement may be the subject of a matter material to Adept.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

2.1	Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).+

2.2	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1†	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc.

10.2**	Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

10.3†**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006.+

31.1†	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The registrant agrees to furnish supplementally to the SEC, a copy of any omitted Schedule to such Agreement.

†	Filed with this Quarterly Report on Form 10-Q

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins
Vice President, Finance and Chief Financial
Officer

By:	/s/ Robert H. Bucher
Robert H. Bucher
Chief Executive Officer

Date: May 12, 2008

INDEX TO EXHIBITS

2.1	Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).+

2.2	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1†	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc.

10.2**	Original Equipment Manufacturer Agreement between Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the 2000 Form 10-K/A).

10.3†**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006.+

31.1†	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	The registrant agrees to furnish supplementally to the SEC, a copy of any omitted Schedule to such Agreement.

†	Filed with this Quarterly Report on Form 10-Q

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.