Form 10-Q
period 2008-09-27
ADEPT TECHNOLOGY INC
filed 2008-11-12
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

The number of shares of the Registrant’s common stock outstanding as of November 7, 2008 was 8,130,800.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 27, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$12,277	$15,185
Accounts receivable, less allowance for doubtful accounts of $388 at September 27, 2008 and $485 at June 30, 2008	12,863	11,757
Inventories	9,731	10,234
Other current assets	538	431

Total current assets	35,409	37,607
Property and equipment, net	3,138	3,354
Goodwill	372	377
Other intangible assets, net	662	800
Other assets	174	152

Total assets	$39,755	$42,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,322	$5,972
Accrued payroll and related expenses	1,852	2,267
Accrued warranty expenses	1,256	1,259
Deferred revenue	123	70
Accrued restructuring charges	—	217
Accrued income tax	293	312
Accrued liability – lease termination	500	—
Other accrued liabilities	963	821

Total current liabilities	10,309	10,918
Long-term liabilities:
Restructuring charges	—	416
Other long-term liabilities	436	461

Total liabilities	10,745	11,795

Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 8,137 and 7,985 shares issued and outstanding at September 27, 2008 and June 30, 2008, respectively	163,946	163,490
Treasury Stock, at cost, 5,122 shares at September 27, 2008 and none at June 30, 2008	(42)	—
Accumulated deficit	(135,643)	(134,021)
Accumulated other comprehensive income	749	1,026

Total stockholders’ equity	29,010	30,495

Total liabilities and stockholders’ equity	$39,755	$42,290

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended
	September 27, 2008	September 29, 2007
Revenues	$14,321	$13,652
Cost of revenues	7,712	6,349

Gross margin	6,609	7,303

Operating expenses:
Research, development and engineering	1,400	1,342
Selling, general and administrative	6,794	5,142
Restructuring charges (reversals)	(596)	251
Amortization of intangible assets	90	19

Total operating expenses	7,688	6,754

Operating income (loss)	(1,079)	549
Interest income (expense), net	43	100
Foreign currency exchange loss	(586)	(25)

Income (loss) before income taxes	(1,622)	624
Provision for income taxes	—	331

Net income (loss)	$(1,622)	$293

Basic income (loss) per share	$(0.20)	$0.04

Diluted income (loss) per share	$(0.20)	$0.04

Number of shares used in computing basic per share amounts	8,013	7,917

Number of shares used in computing diluted per share amounts	8,013	7,978

Comprehensive income (loss)
Net income (loss)	$(1,622)	$293
Foreign currency translation adjustment	(277)	371

Total comprehensive income (loss)	$(1,899)	$664

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	September 27, 2008	September 29, 2007
Operating activities
Net income (loss)	$(1,622)	$293
Non-cash adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	409	381
Loss on disposal of property and equipment	—	74
Stock-based compensation	361	180
Amortization of other intangible assets	90	19
Net changes in operating assets and liabilities:
Accounts receivable	(1,644)	(1,671)
Inventories	81	483
Other current assets	(116)	55
Other assets	(26)	—
Accounts payable	(619)	(192)
Other accrued liabilities and deferred revenues	378	(250)
Accrued restructuring charges	(633)	(59)
Other long-term liabilities	15	(38)

Net cash used in operating activities	(3,326)	(725)

Investing activities
Purchase of property and equipment	(30)	(244)
Proceeds from sale of property and equipment	—	81
Purchase of license fees	—	(150)
Capitalized software	(113)	(60)
Maturities of short-term investments	—	1,311

Net cash provided by (used in) investing activities	(143)	938

Financing activities
Principal payments on capital lease	(39)	—
Repurchases of common stock	(42)	—
Proceeds from employee stock incentive program and employee stock purchase plan	94	152

Net cash provided by financing activities	13	152

Effect of exchange rates on cash and cash equivalents	548	(58)

Net increase (decrease) in cash and cash equivalents	(2,908)	307
Cash and cash equivalents, beginning of period	15,185	8,900

Cash and cash equivalents, end of period	$12,277	$9,207

Cash paid during the period for:
Interest	$5	$20
Taxes	$8	$23
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$86	$324

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 11, 2008.

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

2. Stock-Based Compensation

The Company has adopted stock plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, certain of these plans permit the grant of nonstatutory stock-based awards to paid consultants and non-employee directors. Option awards are granted with an exercise price equal to the market price of Adept’s stock on the date of grant and have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. The 1998 Employee Stock Purchase Plan (“1998 ESPP”) expired on September 17, 2008. A new plan, the 2008 Employee Stock Purchase Plan, was adopted by the board of directors effective September 1, 2008 and approved by stockholders at the November 7, 2008 Annual Meeting of Stockholders. As of September 27, 2008, there were 633,400 shares available for issuance under the 2008 Employee Stock Purchase Plan. There are 261,656 shares subject to outstanding options under the 2001 Stock Option Plan with 90,921 available for grant. Under the 2003 Stock Option Plan, there are 355,000 shares subject to outstanding options with 27,640 available for grant. The 2004 Director Option Plan has 52,000 shares subject to outstanding options with 78,376 available for grant. The 2005 Equity Incentive Plan has 390,500 shares subject to outstanding options with 54,395 available for grant. Options are also outstanding pursuant to two equity compensation plans which have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 112,414 and 6,600 shares subject to outstanding options. Under all of these plans, for employee grants, vesting is generally monthly, in equal installments over a four year period. Under the Director Option Plans, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 27, 2008 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $361,000 and $180,000 of stock-based compensation expense on its unaudited condensed consolidated statement of operations for the three months ended September 27, 2008 and September 29, 2007, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the three months ended September 27, 2008 was $4.53 and $2.69, respectively, using the following assumptions.

	Three Months Ended September 27, 2008
	Stock Option Plan	Purchase Plan
Average risk free interest rate	2.12%	1.97%
Expected life (in years)	3.21	.50
Expected volatility	.70	.65
Dividend yield	0%	0%

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

A summary of stock option activity under the option plans as of September 27, 2008 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2008	988	$10.73
Granted	206	9.48
Exercised	0	0.00
Forfeited or Expired	(16)	24.91

Outstanding at September 27, 2008	1,178	$10.32	7.29	$1,412

Vested/Expected to Vest at September 27, 2008	964	$10.76	6.96	$1,238

Exercisable at September 27, 2008	659	$11.81	6.02	$1,010

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of September 27, 2008 and changes during the three months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value
Beginning Outstanding	0	$0.00
Awarded	140,064	8.15
Released	0	0.00
Forfeited	0	0.00

Ending Outstanding	140,064	$8.15

For grants of restricted stock during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008, thereafter the remaining restricted shares vest quarterly in equal amounts.

As of September 27, 2008, there was $1,821,979 of total unrecognized compensation cost related to non-vested stock options and awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.5 years.

During the three months ended September 27, 2008, 17,341 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at September 27, 2008 were 8,136,546.

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

At September 27, 2008 and June 30, 2008, the Company had no marketable securities. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	September 27, 2008	June 30, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$12,277	$8,770
Money market funds	—	6,415

Total cash and cash equivalents	$12,277	$15,185

Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	September 27, 2008	June 30, 2008
	(in thousands)
Raw materials	$6,439	$7,553
Work-in-process	692	126
Finished goods	2,600	2,555

	$9,731	$10,234

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	September 27, 2008	June 30, 2008
	(in thousands)
Machinery and equipment	$5,328	$5,340
Computer equipment	5,724	5,737
Software development costs	1,675	1,562
Office furniture and equipment	2,136	2,166

	14,863	14,805
Less accumulated depreciation and amortization	(11,725)	(11,451)

Net property and equipment	$3,138	$3,354

6. Warranties

The Company generally offers a two-year parts and one-year labor limited warranty for most of its hardware component products. The specific terms and conditions of those warranties are set forth in the Company’s “Terms and Conditions of Sale” and are published in sales catalogs and on each sales order acknowledgement. The Company estimates the costs that may be incurred under its limited warranty, and records a liability through charges to cost of revenues at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows for the three month periods ending September 27, 2008 and September 29, 2007:

	Three months ended
	September 27, 2008	September 29, 2007
	(in thousands)
Balance at beginning of period	$1,259	$1,207
Provision for warranties issued	338	147
Warranty claims	(341)	(239)

Balance at end of period	$1,256	$1,115

7. Legal Proceedings

On April 14, 2008, Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”) sent Adept a lease termination notice, purporting to terminate the Livermore lease 90 days following the date of such notice. The notice indicated that a termination fee of $1 million was due from Adept no later than May 13, 2008 to terminate Adept’s obligations under the lease on July 14, 2008, other than certain express obligations intended to survive termination. The Landlord subsequently delivered a new lease termination notice to Adept, indicating that the Livermore lease would terminate on August 26, 2008, and demanding payment of a $1 million termination fee no later than June 27, 2008. The notices were delivered based on the Landlord’s interpretation of a Lease Termination Agreement dated December 16, 2007 between Adept and the Landlord.

On May 30, 2008, the Landlord commenced litigation captioned Tri-Valley Campus I LLC vs. Adept Technology, Inc., Superior Court of the State of California, County of Contra Costa, Case No. C 08 04124, seeking declaratory relief in favor of its interpretation of the Lease Termination Agreement, including seeking a declaration that the terms of the Lease Termination Agreement required Adept to pay $1 million to the Landlord and to vacate the premises no later than August 26, 2008. The Landlord also sought attorneys’ fees and costs in connection with the dispute. The Landlord dismissed this action on July 31, 2008.

On July 29, 2008, the Landlord filed a complaint in unlawful detainer captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401019, seeking to recover immediate possession of the Livermore facilities, claiming the failure to pay the termination payment constituted a breach of the lease agreement for such facilities (in addition to a breach of the Lease Termination Agreement). In addition to seeking to repossess the premises, the Landlord also sought payment of $1 million as a termination fee, the forfeiture of the lease, and attorneys’ fees and costs. On August 28, 2008, the court denied Adept’s August 5, 2008, Motion to Quash Plaintiff’s Unlawful Detainer Complaint or, in the Alternative, Motion to Compel Arbitration, which was opposed by the Landlord. On August 29, 2008, the Court issued an order setting trial starting September 16, 2008. On the same day, Adept appealed the Court’s denial of the motion to compel arbitration and served notice of an automatic stay of all trial court proceedings pending the appeal of the denial of the motion to compel arbitration.

On July 31, 2008, the Landlord filed a complaint captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401607, bringing claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, and intentional interference with prospective economic advantage. The Landlord seeks a declaration that the terms of the Lease Termination Agreement required Adept to pay $1 million to the landlord and to vacate the premises no later than August 26, 2008, damages, punitive damages, attorneys’ fees, and costs. Among other things, the Landlord alleged that the Landlord was required to deliver possession of the Livermore facilities to its new tenant, Comcast, no later than September 1, 2008, that Adept’s continued presence at the Livermore facilities prevented the landlord from delivering possession of the premises to Comcast by September 1, 2008, and sought damages and punitive damages, including but not limited to the value of the 13-year lease with Comcast. On September 2, 2008, Adept moved to compel arbitration of this dispute. The motion to compel arbitration was scheduled to be heard on October 31, 2008.

On October 16, 2008, Adept entered into a Settlement Agreement and Release with Tri-Valley Technology Campus, LLC providing for the termination of the pending disputes described above. The Settlement Agreement provides for payments totaling $500,000 to be made by Adept to Tri-Valley, with half of such amount paid upon execution of the Settlement Agreement and for the remaining $250,000 to be paid into escrow upon Adept’s vacating the Livermore facilities, but no later than February 3, 2009, and to be released after dismissal by Tri-Valley of its pending litigation against Adept. The releases of claims relating to the dispute contemplated by the Settlement Agreement are to be effective after the two payments are made, the pending litigation actions are dismissed by Tri-Valley, and Adept has vacated the Livermore facilities.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded no provision for income taxes for the three months ended September 27, 2008 and $331,000 for three months ended September 29, 2007. No provision is recorded for the period ended September 27, 2008 primarily due to the losses incurred by the Company in the period. The tax provision for the period ended September 29, 2007 was comprised of miscellaneous state income tax, foreign tax on the income of certain foreign subsidiaries and a reversal of a foreign deferred tax asset.

In compliance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), the Company had gross unrecognized tax benefits of approximately $7.3 million as of June 30, 2008 and the unrecognized tax benefit has not increased or decreased during the quarter ended September 27, 2008. Approximately $7.2 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $160,000 would impact the income tax expense. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1995 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

In the current quarter, the German tax authorities began a tax audit of the Company’s German subsidiary for the return years 2004 to 2006. At this time, the German tax audit has not sufficiently progressed to the point of completion to determine if any areas of disagreement exist with amounts reported on German income tax returns for the tax years under audit.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended September 27, 2008, the Company recorded no interest or penalties related to uncertain tax positions.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for three months ended September 27, 2008 and September 29, 2007 does not include options to purchase 633,284 and 787,383, respectively, because the effect of their inclusion would be anti-dilutive.

	Three months ended
(in thousands)	September 27, 2008	September 29, 2007
Net Income (loss)	$(1,622)	$293

Basic:
Weighted average number of common shares used in computing basic per share amounts	8,013	7,917

Basic net income (loss) per share	$(0.20)	$0. 04

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	8,013	7,917
Add: Weighted average number of dilutive potential common shares	—	61

Weighted average number of common shares used in computing diluted net income (loss) per share	8,013	7,978

Diluted net income (loss) per share	$(0.20)	$0.04

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

	Three months ended
(in thousands)	September 27, 2008	September 29, 2007
Revenues:
Robotics	$10,903	$9,709
Services and Support	3,418	3,943

Total revenues	$14,321	$13,652

Operating income:
Robotics	$1,633	$2,824
Services and Support	1,017	1,055

Segment profit	2,650	3,879
Unallocated research, development and engineering and general and administrative	(3,639)	(3,311)
Amortization of intangible assets	(90)	(19)

Operating income (loss)	(1,079)	549
Net interest income	43	100
Foreign currency exchange loss	(586)	(25)

Income (loss) before income taxes	$(1,622)	$624

Management also assesses the Company’s performance, operations and assets by geographic areas, and therefore revenue and long-lived tangible assets are summarized in the following table:

	Three months ended
(in thousands)	September 27, 2008	September 29, 2007
Revenue:
United States	$4,180	$5,351
Germany	2,932	3,460
France	1,918	906
Switzerland	374	384
Other European countries	1,957	2,295
Singapore	1,957	517
All other countries	1,003	739

Total	$14,321	$13,652

(in thousands)	September 27, 2008	June 30, 2008
Long-lived tangible assets:
United States	$2,723	$2,821
All other countries	589	685

Total long-lived tangible assets	$3,312	$3,506

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $586,083 for the three months ended September 27, 2008, and $25,364 for the three months ended September 29, 2007, and are included in the Statements of Operations.

The foreign currency transaction losses recorded in the period ending September 27, 2008 were primarily unrealized losses from the strengthening of the US dollar versus the Euro for non-permanent inter-company debt denominated in US dollars.

12. Restructuring Charges

At the end of June 2007, the Company executed a restructuring plan which involved closure of facilities in Quebec, Canada, Connecticut and a portion of Adept’s Livermore, California facility. Any remaining work at these facilities was either outsourced or absorbed within the Livermore facility. Lease termination costs related to the Quebec facility and the Connecticut facility of $246,000 were expensed and paid in the first quarter of fiscal 2008. Additionally, a reduction in force was made of approximately 34 employees, located primarily in Canada and the United States.

Following the reduction in headcount and production activities as a result of the 2007 restructuring, the Company sought, but was unable to secure, a termination of the lease for its Livermore facility with the then-current landlord. In October 2008, as part of the Settlement Agreement discussed in note 7 above, the Company negotiated a termination of its lease with the new landlord. Consequently, the restructuring liability that previously had been booked was now substantially eliminated, and the Company recorded a credit to restructuring of $596,000 in the first quarter of 2009 to reduce the lease liability to its revised estimated amount.

The following table summarizes the activity in Adept’s accrued restructuring charges during the quarter ending September 27, 2008.

Fiscal 2009

(in thousands)	Balance June 30, 2008	Additional Charges/ (Reversals) Fiscal 2009	Cash Payment Fiscal 2009	Balance September 27, 2008
Lease commitments	$633	$(596)	$(37)	$—

Total	$633	$(596)	$(37)	$—

13. Acquisition

On January 2, 2008 (the “Effective Date”), the Company acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS (“Cerebellum”). The results of Cerebellum’s operations have been included in the consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This includes an initial cash payment of $350,000, accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $32,500 in cash and $167,500 payable in shares of common stock of the Company is payable on the first anniversary of the Effective Date, provided that certain employees remain employed by Cerebellum, and is being amortized monthly through January 2, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The contingent payments will be added to Goodwill if milestones are achieved. All common stock references as payments in this acquisition are calculated based on the 30 day average share price of the Company prior to the payment date.

14. Subsequent Event

Adept has been engaged in litigation with Tri-Valley Technology Campus, LLC, the landlord of its Livermore, California offices, relating to a lease termination agreement with respect to such Livermore facilities occupied by Adept. On October 16, 2008, Adept entered into a Settlement Agreement and Release with Tri-Valley Technology Campus, LLC providing for the termination of the pending dispute, referred to as the Settlement Agreement. The Settlement Agreement provides for payments totaling $500,000 to be made by Adept to Tri-Valley, with half of such amount paid upon execution of the

Settlement Agreement. The Settlement Agreement provides for the remaining $250,000 to be paid into escrow upon Adept’s vacating the Livermore facilities, but no later than February 3, 2009, and to be released after dismissal by Tri-Valley of its pending litigation against Adept. The releases of claims relating to the dispute contemplated by the Settlement Agreement are to be effective after the two payments are made, the pending litigation actions are dismissed by Tri-Valley, and Adept has vacated the Livermore facilities.

Adept has agreed to use commercially reasonable efforts to vacate the Livermore facilities by December 31, 2008. Adept will continue to pay rent as provided under the lease while it continues to occupy the Livermore facilities, with payment of double rent on a per diem basis from January 1, 2009, if Adept still occupies the Livermore property at that time, and provides Tri-Valley the right to possession of the properties on February 1, 2009.

On October 16, 2008, Adept entered into two new leases to relocate its principal executive offices and Livermore, California research and manufacturing operations in Pleasanton, California. The first lease agreement, entered into as of October 10, 2008, is with Park Lake Apartments, L.P., a California limited partnership, for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially, subject to a 3% annual increase.

The second lease agreement, also entered into as of October 10, 2008, is with W Group Holding III LLC, a California limited liability company, and RASAP Franklin, LLC, a California limited liability company, for premises of 23,027 square feet and a right of first offer on 12,000 additional square feet located in Pleasanton, California near the location of the first lease, for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

On November 7, 2008, the Board of Directors approved a restructuring plan to reduce the operating costs and further respond to the economic environment faced by its customers and business. The restructuring plan involves various measures, including:

•	A reduction in force including termination of approximately 8% of total employees and the determination not to fill certain additional open positions, including senior management positions;

•	Consolidation of facilities and certain geographically dispersed administrative functions, and closure of facilities in Canada and North Carolina;

•	Outsourcing non-core functions, including global IT support for certain functions;

•	Phase out of certain legacy products including certain remanufactured robots;

•	Consolidation of certain functions within Service and Quality under Operations;

Communications to affected employees were made by November 10, 2008. The Company expects that these restructuring activities will be completed by the end of the second quarter of fiscal 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve, and the impact of our restructuring efforts in response to the economic environment;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation, including such matters relating to our lease dispute settlement, prior restatement and our internal controls; and

•	our intellectual property.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in this Form 10-Q filing and in our Annual Report on Form 10-K filed on September 11, 2008. statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary or third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide a full complement of robotics services and support for both our own customers. Through sales to system integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. Our growth strategy focuses on four global vertical markets: packaging, solar, medical and disk drive/electronics, as well as on traditional industrial markets in Europe, including automotive electronics and machine tool automation. We believe these markets represent significant opportunity over the next several years for growth and product differentiation.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three-month period ended September 27, 2008. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended September 27, 2008. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K as filed with the SEC on September 11, 2008.

Growth Strategy

Over the past few years we have executed a growth strategy that focuses on a few vertical markets where the use of automation is growing or is expected to grow. The markets we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on opportunities in the global packaging market and on the emerging solar market, as we believe these industries offer significant opportunity in both the near and long term. In addition, we have continued our traditional focus on the automotive and industrial markets in Germany, which have remained robust even as similar industries in the U.S. have declined.

Because much of the demand for our products in recent periods has come from Europe, over the past several quarters we have also intensified our efforts to strengthen our operational and sales capabilities in this region. We believe Europe will continue to be an important market for our products both in traditional sectors such as automotive electronics and in our target vertical markets, particularly packaging and solar.

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro, which offers industry leading speed and performance for high speed automation applications. The Quattro robot is a unique kinematic licensed exclusively to Adept and covered under patent protection in Adept’s key geographic markets. Additionally, in May 2008, we introduced a new inverted SCARA robot, the Adept Cobra s800, to address applications in the packaging market such as mechanical assembly, material handling and packaging of packaged goods. In October 2008, we completed the prototype of our Eclipse software system for solar cell inspection.

Recent Events

As a result of our strategy, the composition of our sales has shifted to include a higher proportion of revenues from our target vertical markets, as well as a higher proportion of revenues from Europe than from the United States and Asia. However, during the first quarter of 2009, it became apparent that our solar products are not being absorbed into our customers’ manufacturing lines as quickly as we had anticipated. Cycles of investment and absorption are common in the solar manufacturing industry, and we believe that such cycles provide opportunity for manufacturers to revisit their automation requirements and plan for the integration of new solutions. In general, we believe such cycles are beneficial to Adept, as it makes it easier for customers to initiate significant changes in their automation programs. However, we believe solar cell manufacturers will experience a slowdown as they adjust to changes in global demand, and our growth in the solar market will therefore be slower than expected for the next few quarters.

The recent escalation of economic uncertainty worldwide has also created a cautionary environment for us and for our customers. While we currently expect our business to remain relatively stable, we do not yet know to what extent problems in the worldwide economy may affect our customers or their purchasing decisions and payment practices and expect revenue to be flat or lower than fiscal 2008 and earnings to reflect this revenue trend. Additionally, the recent weakening of the Euro, if continued, is likely to have a negative impact on our revenues, as approximately half of our sales are invoiced in Euros but reported in U.S. dollars.

Restructuring Actions

In response to economic uncertainty and the more cautious outlook of our customers, we are taking steps to restructure our business in our non-core initiatives to reduce operating expense, which is taking effect in the second quarter of 2009. These steps include reducing headcount including senior management positions, consolidating facilities and facility closures in Canada and North Carolina, additional outsourcing of certain functions and phase out of certain remanufactured robots. The Company expects to incur material charges during the second quarter in connection with these restructuring actions, but to reduce the quarterly operating expense.

At the end of fiscal 2007, we initiated a restructuring program to reduce facility and headcount costs, consolidate development activities at fewer locations and realign our U.S. sales resources around our target vertical markets. As a consequence, we have reduced our quarterly expense rate, which we believe, with our new 2009 restructuring activities, will continue to have a positive effect on our operations throughout fiscal 2009 and which we believe will help us to achieve and maintain profitability in the future. However, our restructuring actions may not completely offset expected revenue trends for fiscal 2009.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We believe that the judgments, assumptions and estimates upon which we rely are reasonable based upon information available to us at the time that these judgments, assumptions and estimates are made. However, any differences between these judgments, assumptions and estimates and actual results could have a material impact on our statement of operations and financial condition. The accounting policies that reflect our most significant judgments, assumptions and estimates and which we believe are critical in understanding and evaluating our reported financial results include: revenue recognition; allowance for doubtful accounts; inventories; warranties; capitalization of software development costs; deferred tax valuation allowance; foreign currently translation gain (loss); long-lived assets and goodwill; and valuation of stock-based awards. There have been no material changes in our critical accounting policies and critical accounting estimates as disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Revenues. Summary information by product segment for the three months ended September 27, 2008 and September 29, 2007 is as follows:

	Three Months ended September 27, 2008	Three Months ended September, 29, 2007	% Change
	($ in thousands)
Revenue by Segment
Robotics
Revenues	$10,903	$9,709	12%
Percentage of total revenues	76%	71%
Services and Support
Revenues	$3,418	$3,943	(13%)
Percentage of total revenues	24%	29%
Total revenues	$14,321	$13,652	5%

Revenues were $14.3 million for the three months ended September 27, 2008, an increase of 5% compared to $13.7 million for the three months ended September 29, 2007. This increase resulted from increased sales in our Robotics product segment, offset by decreased sales in our Services and Support segment.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $10.9 million for the three months ended September 27, 2008, up 12% from $9.7 million for the three months ended September 29, 2007. Higher robotics revenues were primarily the result of strong sales of our Viper, Cobra and Quattro robots in Europe for applications in the packaging market and higher sales in Asia of our robot systems into the disk drive market.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $3.4 million for the three months ended September 27, 2008, down 13% from $3.9 million for the three months ended September 29, 2007. The decrease was due to lower sales of remanufactured robotics to disk drive and consumer electronics manufacturers in the U.S. and Asia.

Revenue by geography for the three months ended September 27, 2008 and September 29, 2007 is as follows:

	Three months ended September 27, 2008	Three months ended September 29, 2007	% Change
	($ in thousands)
Revenue by Geography
United States
Revenues	$4,180	$5,351	(22%)
Percentage of total revenues	29%	39%
Europe
Revenues	7,181	7,045	2%
Percentage of total revenues	50%	52%
Asia
Revenues	1,957	517	279%
Percentage of total revenues	14%	4%
Other countries
Revenues	1,003	739	36%
Percentage of total revenues	7%	5%
Total International revenues	10,141	8,301	22%

Percentage of total revenues	71%	61%

Total revenues	$14,321	$13,652	5%

Our domestic sales were $4.2 million for the three months ended September 27, 2008, down 22% compared to $5.4 million for the three months ended September 29, 2007. This decrease reflects reduced sales of both new robotic systems and refurbished robots to the disk drive market, offset by increased sales of our Quattro robots for applications in the packaging market.

Total international sales were $10.1 million in the three months ended September 27, 2008, up 22% compared to $8.3 million in the three months ended September 29, 2007. This increase was primarily driven by higher sales in France, where we continue to experience strong demand for our products in the packaging market, and higher sales in Asia, where we received our first orders in several quarters for new robotic systems for the disk drive industry. Orders from the German solar market were lower than expected in the first quarter, as solar cell manufacturers have taken longer than anticipated to absorb our products into their manufacturing lines.

Gross Margin. Summary information on gross margin for the three months ended September 27, 2008 and September 29, 2007 is as follows:

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	% Change
	($ in thousands)
Revenues	$14,321	$13,652
Gross margin	6,609	7,303	(10%)
Gross margin %	46.2%	53.5%

Gross margin as a percentage of revenues was 46.2% for the three months ended September 27, 2008, compared to 53.5% for the three months ended September 29, 2007. Lower gross margin in the first quarter of 2009 compared with the prior year period resulted from a less favorable mix of products sold and the recognition of software license revenue in the first quarter of 2008 which accounted for an incremental two percentage points of gross margin in that quarter. We expect that gross margin in future periods may be negatively affected by the continued weakening of the Euro against the U.S. dollar, as a significant portion of our revenues are in Euros. We also expect that gross margin in future periods will be positively affected by cost reductions in some of our products, which will begin to take effect in the second quarter of fiscal 2009. Based on current currency valuations, the net effect for fiscal 2009 of these trends is expected to be a slight decrease to our gross margin from the first quarter.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	% Change
	($ in thousands)
Expenses	$1,400	$1,342	4%
Percentage of revenue	10%	10%

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

R&D expenses for the three months ended September 27, 2008 were $1.4 million, or 10% of revenues, up 4% from $1.3 million, or 10% of revenues for the three months ended September 29, 2007. R&D expenses in the first quarter of 2009 include incremental expenses from Cerebellum, which Adept acquired during the third quarter of 2008.

Selling, General and Administrative Expenses.

	Three Months ended September 27, 2008	Three Months ended September 29, 2007	% Change
	($ in thousands)
Expenses	$6,794	$5,142	32%
Percentage of revenue	47%	38%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $6.8 million, or 47% of revenues, for the three months ended September 27, 2008, up 32% from $5.1 million, representing 38% of revenues for the three months ended September 29, 2007. The increase in SG&A in the first quarter of 2009 resulted from $1.1 million in lease settlement and related legal fees, incremental expense from our acquisition of Cerebellum in the third quarter of 2008, and increased expenses related to additional marketing activities in Europe around the solar market opportunity. We expect that fixed SG&A expenses paid in Euros will be slightly lower in the second quarter of fiscal 2009, based on current trends of a weakening Euro versus the U.S. dollar.

Amortization. $90,000 was expensed for the amortization of intangible assets in the three months ended September 27, 2008, compared with $19,000 in the three months ended September 29, 2007.

Stock Compensation Expense. Under the provisions of SFAS 123R, we recorded $361,000 for stock-based compensation expense for the three months ended September 27, 2008 and $180,000 for the three months ended September 29, 2007 for our stock option plans, ESPP and restricted stock grants. Higher stock-based compensation expense in the first quarter of 2009 reflects accounting for new restricted stock grants made to the Company executives in September 2008. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. For the three months ended September 27, 2008, we recorded a credit to restructuring of $596,000 for the reversal of a restructuring reserve related to a lease that is being terminated. For the three months ended September 29, 2007, we recorded restructuring expenses of $251,000 as a result of our previously disclosed restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. We recorded interest income, net of $43,000 for the three months ended September 27, 2008 compared with interest income, net of $100,000 for the three months ended September 29, 2007.

Foreign Currency Exchange Gain (Loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $586,000 for the three months ended September 27, 2008, and $25,000 for the three months ended September 29, 2007, and are included in the Statements of Operations.

The foreign currency transaction losses recorded in the period ending September 27, 2008 were primarily unrealized losses from the strengthening of the US dollar versus the Euro for non-permanent inter-company debt denominated in US dollars.

Provision for Income Taxes. The Company typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations.

We did not record a tax provision or benefit for the three months ended September 27, 2008 due to the pre-tax loss position of the Company and its subsidiaries. We recorded a tax provision of $331,000 for the three months ended September 29, 2007, which related both to an adjustment of a previously recorded tax asset for our French subsidiary and income tax related to first quarter German subsidiary income not fully offset by previously incurred net operating losses in that jurisdiction. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $2.9 million from June 30, 2008 to $12.3 million at September 27, 2008. Net cash used in operating activities of $3.3 million was mainly attributable to net a loss of $1.6 million reduced by non-cash charges, including depreciation and amortization of $409,000, and stock-related compensation charges of $361,000. Other uses of cash in operating activities are an increase in accounts receivable of $1.6 million, a decrease in accounts payable of $619,000, and a decrease in accrued liabilities and restructuring of $255,000.

Cash used in investing activities of $143,000 includes capital expenditures of $30,000 for purchases of demonstration equipment and equipment used in the assembly and testing of our products, and capitalized software development costs of $113,000.

Cash provided by financing activities of $13,000 reflects proceeds of $94,000 from the purchase of stock through our employee stock purchase program, offset by total cash payments of $42,000 for the Company’s repurchase of common stock and cash payments of $39,000 for capital leases.

Liquidity and Capital Resources Requirements. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the next 12 months. However, we may elect to use additional funding prior to that time to fund our future capital requirements, depending on many factors, including our rate of revenue growth, the impact of our restructuring activities, the timing and extent of spending to support product development efforts, expansion of sales, marketing and support operations and any acquisitions activity.

In the three months ended September 27, 2008, the Company’s credit facility with Silicon Valley Bank expired by its terms and was not renewed by Adept. We are currently looking at other credit facility options for the Company, but can not make any assurances that we will obtain a new credit facility on acceptable terms.

On January 2, 2008 (the “Effective Date”), the Company acquired Cerebellum. As provided in the purchase agreement, the payment of additional contingent deferred cash consideration of up to $32,500 in cash and $167,500 payable in shares of common stock of the Company based upon the average value of Adept common stock for the 30 days prior to payment is payable on the first anniversary of the Effective Date, provided that certain employees remain employed by Cerebellum, and is being amortized monthly from the Effective Date through January 2, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of Adept common stock may be paid on the second anniversary, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock based upon the average value of Adept common stock for the 30 days prior to payment based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date.

Employee Stock Purchase Plan

The Board of Directors did not authorize any additional shares to be issued pursuant to the 1998 Employee Stock Purchase Plan (other than the shares previously authorized for issuance under such plan which expired in 2008). Effective September 1, 2008, the Board of Directors adopted the 2008 Employee Stock Purchase Plan (the “2008 ESPP”) which has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 24-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. The 2008 ESPP was approved by Adept’s stockholders at the 2008 Annual Meeting of Stockholders on November 7, 2008.

Stock Repurchase Program

On September 2, 2008, the Board of Directors approved a stock repurchase program for up to $2.5 million of Adept stock effective immediately. During the three months ended September 27, 2008, we repurchased 5,122 shares of our common stock on the open market for a total cost of $41,683. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions. Adept has funded and expects to fund its purchases from its working capital. The Company has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time. Given the recent downturn in the macroeconomic environment, the Company is focused on preserving cash in the near term. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

The repurchased shares are held in treasury. Treasury stock is accounted for using the cost method. Treasury stock activity for the three months ended September 27, 2008 is presented in the unaudited Condensed Consolidated Balance Sheet.

New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations entered into after the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact that SFAS No. 160 will have on our consolidated financial statements.

Contractual Obligations

A summary of our contractual obligations as of September 27, 2008 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations	$10,564	$1,884	$3,019	$2,725	$2,936
Capital lease obligations	168	132	24	12	—
Purchase obligations	17,759	17,759	—	—	—
Long-term debt obligations	192	42	94	56	—

Total	$28,683	$19,817	$3,137	$2,793	$2,936

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

(in thousands)	September 27, 2008	Fair Value
Cash and cash equivalents	$12,277	$12,277
Average rate	1.39%	1.39%

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

We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/Euro and the dollar/yen markets currently present the largest exchange rate risk for the Company. We have historically employed, but do not currently employ, a currency hedging strategy.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 27, 2008, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). For purposes of issuing its management report for the year ended June 30, 2008 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting. Prior to the first quarter, Adept completed procedures to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter of 2008.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On April 14, 2008, Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”) sent Adept a lease termination notice, purporting to terminate the Livermore lease 90 days following the date of such notice. The notice indicated that a termination fee of $1 million was due from Adept no later than May 13, 2008 to terminate Adept’s obligations under the lease on July 14, 2008, other than certain express obligations intended to survive termination. The Landlord subsequently delivered a new lease termination notice to Adept, indicating that the Livermore lease would terminate on August 26, 2008, and demanding payment of a $1 million termination fee no later than June 27, 2008. The notices were delivered based on the Landlord’s interpretation of a Lease Termination Agreement dated December 16, 2007 between Adept and the Landlord.

On May 30, 2008, the Landlord commenced litigation captioned Tri-Valley Campus I LLC vs. Adept Technology, Inc., Superior Court of the State of California, County of Contra Costa, Case No. C 08 04124, seeking declaratory relief in favor of its interpretation of the Lease Termination Agreement, including seeking a declaration that the terms of the Lease Termination Agreement required Adept to pay $1 million to the Landlord and to vacate the premises no later than August 26, 2008. The Landlord also sought attorneys’ fees and costs in connection with the dispute. The Landlord dismissed this action on July 31, 2008.

On July 29, 2008, the Landlord filed a complaint in unlawful detainer captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401019, seeking to recover immediate possession of the Livermore facilities, claiming the failure to pay the termination payment constituted a breach of the lease agreement for such facilities (in addition to a breach of the Lease Termination Agreement). In addition to seeking to repossess the premises, the Landlord also sought payment of $1 million as a termination fee, the forfeiture of the lease, and attorneys’ fees and costs. On August 28, 2008, the court denied Adept’s August 5, 2008, Motion to Quash Plaintiff’s Unlawful Detainer Complaint or, in the Alternative, Motion to Compel Arbitration, which was opposed by the Landlord. On August 29, 2008, the Court issued an order setting trial starting September 16, 2008. On the same day, Adept appealed the Court’s denial of the motion to compel arbitration and served notice of an automatic stay of all trial court proceedings pending the appeal of the denial of the motion to compel arbitration.

On July 31, 2008, the Landlord filed a complaint captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401607, bringing claims for declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, and intentional interference with prospective economic advantage. The Landlord seeks a declaration that the terms of the Lease Termination Agreement required Adept to pay $1 million to the landlord and to vacate the premises no later than August 26, 2008, damages, punitive damages, attorneys’ fees, and costs. Among other things, the Landlord alleged that the Landlord was required to deliver possession of the Livermore facilities to its new tenant, Comcast, no later than September 1, 2008, that Adept’s continued presence at the Livermore facilities prevented the landlord from delivering possession of the premises to Comcast by September 1, 2008, and sought damages and punitive damages, including but not limited to the value of the 13-year lease with Comcast. On September 2, 2008, Adept moved to compel arbitration of this dispute. The motion to compel arbitration was scheduled to be heard on October 31, 2008.

On October 16, 2008, Adept entered into a Settlement Agreement and Release with Tri-Valley Technology Campus, LLC providing for the termination of the pending disputes described above. The Settlement Agreement provides for payments totaling $500,000 to be made by Adept to Tri-Valley, with half of such amount paid upon execution of the Settlement Agreement. The Settlement Agreement provides for the remaining $250,000 to be paid into escrow upon Adept’s vacating the Livermore facilities, but no later than February 3, 2009, and to be released after dismissal by Tri-Valley of its pending litigation against Adept. The releases of claims relating to the dispute contemplated by the Settlement Agreement are to be effective after the two payments are made, the pending litigation actions are dismissed by Tri-Valley, and Adept has vacated the Livermore facilities.

Adept has agreed to use commercially reasonable efforts to vacate the Livermore facilities by December 31, 2008. Adept will continue to pay rent as provided under the lease while it continues to occupy the Livermore facilities, with payment of double rent on a per diem basis from January 1, 2009, if Adept still occupies the Livermore property at that time, and provides Tri-Valley the right to possession of the properties on February 1, 2009.

From time to time, we are party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material adverse effect on our business, financial condition or results of operations.

We have in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against us, we believe the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008, this Quarterly Report on Form 10-Q and in our other filings with the SEC.

OUR BUSINESS AND FINANCIAL RESULTS MAY SUFFER FROM CURRENT ECONOMIC DOWNTURN IN MANUFACTURING AND OTHER BUSINESSES OF OUR CUSTOMERS

As a result of challenges currently affecting the global economy, particularly in manufacturing and consumer products, our customers may experience adverse changes in their business and as a result, may delay or default their payment obligations and modify or cancel plans to acquire our products or services and our suppliers may significantly and quickly increase their prices or reduce their output. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us, although these obligations are generally not cancelable. Our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. Additionally, our customers may seek to renegotiate pre-existing contractual commitments. Though we have not, to date, experienced a material level of defaults, any material payment default by our customers or significant reductions in existing contractual commitments would have a material adverse effect on our financial condition and operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of The Plan	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan
July 1, 2008 to July 25, 2008	—	—	—	$2,500,000
July 25, 2008 to August 23, 2008	—	—	—	$2,500,000
August 24, 2008 to September 27, 2008	5,122	$8.138	5,122	$2,458,317

Total July 1, 2008 to September 27, 2008	5,122	$8.138	5,122

On September 2, 2008, Adept announced the approval of a stock repurchase program for up to $2.5 million of Adept common stock. Stock repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions, and there is no expiration date for the program. Adept has been, and expects to, fund its purchases from its working capital. Adept has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time. All purchases reflected above were made pursuant to this repurchase program in open-market transactions. Given the recent downturn in the macroeconomic environment the Company is focused on preserving cash in the near term. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At Adept’s 2008 Annual Meeting of Stockholders, held on November 7, 2008, the stockholders of Adept approved the following actions:

a)	Election of the following six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD
Robert H. Bucher	7,410,020	92,096
John Dulchinos	7,432,120	69,996
A. Richard Juelis	7,376,500	125,616
Michael P. Kelly	6,945,063	557,053
Robert J. Majteles	6,987,103	515,013
Herbert J. Martin	6,945,063	557,053

b)	Approval of adoption of 2008 Employee Stock Purchase Plan.

For	Against	Abstain	Broker Non-Vote
5,272,459	873,753	7,856	1,348,048

c)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2009.

For	Against	Abstain	Broker Non-Vote
7,490,905	10,227	983	0

ITEM 5.	OTHER INFORMATION

Departure of Executive Officers

In connection with the restructuring plan described above, the Board of Directors of the Company approved the termination of the position held by Gordon Deans, Vice President of Business Development, such termination to be effective November 21, 2008.

As previously disclosed by the Company, the employment of Mr. Robert Bucher, former Chairman of the Board and employee of the Company, was also terminated effective November 7, 2008. Mr. Bucher was reelected to the Board of Directors at the November 7, 2008 Annual Meeting of Stockholders and will continue to serve as a member of the Board of Directors of Adept.

Separation arrangements, including possible severance payments, between the Company and each of Mr. Deans and Mr. Bucher are currently being determined.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	Form of Change of Control Agreement between Adept Technology, Inc., and its executive officers, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2008 filed with the Securities and Exchange Commission).

10.2*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.3*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.4*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.5*+	2008 Employee Stock Purchase Plan, as amended.

10.6+	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC.

10.7+	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California.

10.8+	Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins Vice President, Finance and Chief Financial Officer

By:	/s/ John Dulchinos
John Dulchinos President and Chief Executive Officer

Date: November 12, 2008

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	Form of Change of Control Agreement between Adept Technology, Inc., and its executive officers, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 25, 2008 filed with the Securities and Exchange Commission).

10.2*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.3*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.4*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.5*+	2008 Employee Stock Purchase Plan, as amended.

10.6+	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC.

10.7+	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California.

10.8+	Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed with this Quarterly Report on Form 10-Q