Form 10-Q
period 2008-12-27
ADEPT TECHNOLOGY INC
filed 2009-02-10
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware	94-2900635
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5960 Inglewood Drive, Pleasanton, California	94588
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of February 9, 2009 was 8,251,524.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	December 27, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$11,035	$15,185
Accounts receivable, less allowance for doubtful accounts of $599 at December 27, 2008 and $485 at June 30, 2008	9,678	11,757
Inventories	9,891	10,234
Other current assets	561	431

Total current assets	31,165	37,607
Property and equipment, net	2,927	3,354
Goodwill	290	377
Other intangible assets, net	552	800
Other assets	157	152

Total assets	$35,091	$42,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,410	$5,972
Accrued payroll and related expenses	1,330	2,267
Accrued warranty expenses	1,246	1,259
Deferred revenue	19	70
Accrued restructuring charges	239	217
Accrued income tax	276	312
Accrued liability – lease termination	250	—
Other accrued liabilities	706	608
Current portion long-term debt	152	213

Total current liabilities	9,628	10,918
Long-term liabilities:
Long-term obligations	160	219
Restructuring charges	—	416
Deferred tax	242	242

Total liabilities	10,030	11,795

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,131 and 7,985 shares issued and outstanding at December 27, 2008 and June 30, 2008, respectively	164,702	163,490
Treasury Stock, at cost, 5,122 shares at December 27, 2008 and none at June 30, 2008	(42)	—
Accumulated deficit	(140,276)	(134,021)
Accumulated other comprehensive income	677	1,026

Total stockholders’ equity	25,061	30,495

Total liabilities and stockholders’ equity	$35,091	$42,290

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues	$10,956	$14,379	$25,277	$28,031
Cost of revenues	6,331	7,129	14,043	13,478

Gross margin	4,625	7,250	11,234	14,553
Operating expenses:
Research, development and engineering	1,380	1,183	2,780	2,525
Selling, general and administrative	5,364	4,769	12,158	9,911
Restructuring charges	1,866	3	1,270	254
Amortization of intangible assets	81	19	171	38
Goodwill impairment	71	—	71	—

Total operating expenses	8,762	5,974	16,450	12,728

Operating income (loss)	(4,137)	1,276	(5,216)	1,825
Interest income net of expense	5	88	48	188
Foreign currency exchange gain (loss)	(503)	145	(1,089)	120

Income (loss) before income taxes	(4,635)	1,509	(6,257)	2,133
Provision for (benefit from) income taxes	(2)	48	(2)	379

Net income (loss)	$(4,633)	$1,461	$(6,255)	$1,754

Basic net income (loss) per share	$(0.57)	$0.18	$(0.77)	$0.22

Diluted net income (loss) per share	$(0.57)	$0.18	$(0.77)	$0.22

Number of shares used in computing basic per share amounts	8,131	7,958	8,072	7,939

Number of shares used in computing diluted per share amounts	8,131	8,063	8,072	7,999

Comprehensive income (loss)
Net income (loss)	(4,633)	1,461	(6,255)	1,754
Foreign currency translation adjustment	(72)	45	(349)	416

Total comprehensive income (loss)	$(4,705)	$1,506	$(6,604)	$2,170

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	December 27, 2008	December 29, 2007
Operating activities
Net income (loss)	$(6,255)	$1,754
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	856	788
Loss on disposal of property and equipment	75	65
Stock-based compensation	1,170	424
Inventory write-down due to restructuring	1,365	—
Amortization of other intangible assets	171	38
Goodwill impairment	71	—
Net changes in operating assets and liabilities:
Accounts receivable	1,226	(1,461)
Inventories	(1,659)	4
Other current assets	(149)	30
Other assets	(11)	19
Accounts payable	(25)	1,366
Other accrued liabilities and deferred revenues	(1,037)	(428)
Accrued restructuring charges	(394)	(113)
Other long-term liabilities	20	—

Net cash provided by (used in) operating activities	(4,576)	2,486

Investing activities
Purchase of property and equipment	(338)	(363)
Proceeds from sale of property and equipment	—	116
Purchase of license fees	—	(150)
Capitalized software	(113)	(111)
Deposit on acquisition	—	(350)
Maturities of short-term investments	—	1,312

Net cash provided by (used in) investing activities	(451)	454

Financing activities
Principal payments on capital lease	(79)	(55)
Repurchases of common stock	(42)	—
Proceeds from employee stock incentive program and employee stock purchase plan	41	214

Net cash provided by (used in) financing activities	(80)	159

Effect of exchange rates on cash and cash equivalents	957	(270)

Net increase (decrease) in cash and cash equivalents	(4,150)	2,829
Cash and cash equivalents, beginning of period	15,185	8,900

Cash and cash equivalents, end of period	$11,035	$11,729

Cash paid during the period for:
Interest	$9	$26
Taxes	$17	$27
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$112	$357

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

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. The 1998 Employee Stock Purchase Plan expired in September 2008. A new plan, the 2008 Employee Stock Purchase Plan, was adopted by the board of directors effective September 1, 2008 and approved by stockholders at the November 7, 2008 Annual Meeting of Stockholders. As of December 27, 2008, there were 633,400 shares available for issuance under the 2008 Employee Stock Purchase Plan. There are 261,656 shares subject to outstanding options under the 2001 Stock Option Plan with 90,921 available for grant. Under the 2003 Stock Option Plan, there are 353,000 shares subject to outstanding options with 29,640 available for grant. The 2004 Director Option Plan has 64,000 shares subject to outstanding options with 66,376 available for grant. The 2005 Equity Incentive Plan has 385,500 shares subject to outstanding options with 65,841 available for grant. Options are also outstanding pursuant to two equity compensation plans which have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 109,156 and 6,600 shares subject to outstanding options. Under all of these plans, for employee option grants, vesting is generally monthly, in equal installments over a four year period. Restricted stock grants made under the 2005 Equity Incentive Plan have generally been subject to quarterly vesting over a two year period. Under the Director Option Plans, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and six months ended December 27, 2008 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $1,169,729 and $424,370 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the six months ended December 27, 2008 and December 29, 2007, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans for the six months ended December 27, 2008 were $4.41 and $2.44, respectively, for employees and non-employee directors. No ESPP shares were purchased in the three months ended December 27, 2008. The weighted average grant-date fair values were calculated using the following assumptions:

	Six months ended December 27, 2008
	Stock Option Plan Employees	Purchase Plan
Average risk free interest rate	2.12%	1.97%
Expected life (in years)	3.37	.50
Expected volatility	70%	65%
Dividend yield	0%	0%

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

A summary of stock option activity under the option plans as of December 27, 2008 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2008	988	$10.73
Granted	218	9.16
Exercised	(1)	1.91
Forfeited or Expired	(25)	20.69

Outstanding at December 27, 2008	1,180	$10.23	5.43	$56

Vested/Expected to Vest at December 27, 2008	981	$10.63	5.00	$56

Exercisable at December 27, 2008	710	$11.49	3.82	$56

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of December 27, 2008 and changes during the six months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value per Share
Outstanding at June 30, 2008	0	$0.00
Awarded	140,064	8.15
Released	(17,505)	8.15
Forfeited	0	0.00

Outstanding at December 27, 2008	122,559	$8.15

For grants of restricted stock during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008, thereafter the remaining restricted shares vest quarterly from such date in equal amounts.

As of December 27, 2008, there was $1,036,486 of total unrecognized compensation cost related to non-vested stock options and awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.4 years.

During the six months ended December 27, 2008, 17,341 shares of common stock were issued under the Company’s ESPP. Shares are issued semi-annually under the ESPP, in February and August. Total common shares outstanding at December 27, 2008 were 8,130,800.

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

At December 27, 2008 and June 30, 2008, the Company had no marketable securities. Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method.

	December 27, 2008	June 30, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$11,035	$8,770
Money market funds	—	6,415

Total cash and cash equivalents	$11,035	$15,185

Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	December 27, 2008	June 30, 2008
	(in thousands)
Raw materials	$6,328	$7,553
Work-in-process	494	126
Finished goods	3,069	2,555

	$9,891	$10,234

As part of the second quarter of 2009 restructuring plan implemented in the three months ended December 27, 2008, the company wrote down $1.4 million of excess inventory as a result of a phase out of certain legacy products.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	December 27, 2008	June 30, 2008
	(in thousands)
Machinery and equipment	$5,336	$5,340
Computer equipment	5,868	5,737
Software development costs	1,676	1,562
Office furniture and equipment	718	2,166

	13,598	14,805
Less accumulated depreciation and amortization	(10,671)	(11,451)

Net property and equipment	$2,927	$3,354

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

Changes in the Company’s warranty liability are as follows for the six-month periods ending December 27, 2008 and December 29, 2007:

	Six months ended
	December 27, 2008	December 29, 2007
	(in thousands)
Balance at beginning of period	$1,259	$1,207
Provision for warranties issued	573	502
Warranty claims	(586)	(499)

Balance at end of period	$1,246	$1,210

7. Legal Proceedings

In connection with a dispute regarding a Lease Termination Agreement, dated December 16, 2007, relating to Adept’s Livermore, California lease, on May 30, 2008, between Adept and Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”), the Landlord commenced an unlawful detainer action on July 29, 2008 captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401019. In the action, the Landlord sought to recover immediate possession of the Livermore facilities, claiming the failure to pay a termination payment constituted a breach of the lease agreement for such facilities in addition to a breach of the Lease Termination Agreement, and seeking payment of $1 million as a termination fee, forfeiture of the lease, and attorneys’ fees and costs.

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

On October 16, 2008, Adept entered into a Settlement Agreement and Release with Tri-Valley Technology Campus, LLC, the Landlord, providing for payments totaling $500,000 to be made by Adept to the Landlord, with half of such amount paid upon execution of the Settlement Agreement and for the remaining $250,000 paid into escrow upon Adept’s vacating the Livermore facilities, but no later than February 3, 2009, and to be released after dismissal by Tri-Valley of its pending litigation against Adept. The releases of claims relating to the dispute contemplated by the Settlement Agreement became effective after the two payments were made, the pending litigation actions were dismissed by Tri-Valley, and Adept vacated the Livermore facilities.

Adept vacated the Livermore facilities in December 2008. The unlawful detainer suit was dismissed without prejudice on December 16, 2008 and the declaratory relief action was dismissed with prejudice on January 28, 2009.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax benefit of $2,000 for the six months ended December 27, 2008 and a tax provision of $379,000 for the six months ended December 29, 2007. A tax benefit is recorded for the period ended December 27, 2008 primarily due to the losses incurred by the Company in the period. The tax provision for the period ended December 29, 2007 was comprised of miscellaneous state income tax, foreign tax on the income of certain foreign subsidiaries and a reversal of a foreign deferred tax asset.

In compliance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), the Company had gross unrecognized tax benefits of approximately $7.3 million and $7.8 million as of June 30, 2008 and December 27, 2008, respectively. Approximately $7.7 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $160,000 would impact the income tax expense. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1995 to 2007 remain open to examination by the U.S. and state tax authorities, and the tax years 2002 to 2007 remain open to examination by the foreign tax authorities.

In the second quarter, the German tax authorities commenced a tax audit of the Company’s German subsidiary for the tax years 2004 to 2006. At this time, the German tax audit has not sufficiently progressed to the point of completion to determine if any areas of disagreement exist with amounts reported on German income tax returns for the tax years under audit.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended December 27, 2008, the Company recorded no interest or penalties related to uncertain tax positions

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the six months ended December 27, 2008 and December 29, 2007 does not include options to purchase 1,017,544 and 763,511 shares, respectively, because the effect of their inclusion would be anti-dilutive.

	Three months ended		Six months ended
(in thousands)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Net income (loss)	$(4,633)	$1,461	$(6,255)	$1,754

Basic:
Weighted average number of shares used in computing basic per share amounts	8,131	7,958	8,072	7,939

Basic net income (loss) per share	$(0.57)	$0.18	$(0.77)	$0.22

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	8,131	7,958	8,072	7,939
Add: Weighted average number of shares of dilutive potential common stock	—	105	—	60

Weighted average number of common shares used in computing diluted net income (loss) per share	8,131	8,063	8,072	7,999

Diluted net income (loss) per share	$(0.57)	$0.18	$(0.77)	$0.22

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

Management assesses the Company’s performance, operations and assets by segment and geographic areas, and therefore segment income (loss), revenue and long-lived tangible assets are summarized in the following tables:

	Three months ended		Six months ended
(in thousands)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenues:
Robotics	$8,467	$11,353	$19,370	$21,062
Services and Support	2,489	3,026	5,907	6,969

Total revenues	$10,956	$14,379	$25,277	$28,031

Segment operating income (loss):
Robotics	$758	$3,790	$2,391	$6,614
Services and Support	323	(58)	1,340	997

Segment operating income	1,081	3,732	3,731	7,611
Unallocated research, development and engineering and general and administrative	(3,200)	(2,434)	(7,435)	(5,494)
Goodwill impairment	(71)	—	(71)	—
Restructuring charges	(1,866)	(3)	(1,270)	(254)
Amortization of intangible assets	(81)	(19)	(171)	(38)

Operating income (loss)	(4,137)	1,276	(5,216)	1,825
Net interest income (expense)	5	88	48	188
Foreign currency exchange gain (loss)	(503)	145	(1,089)	120

Income (loss) before income taxes	$(4,635)	$1,509	$(6,257)	$2,133

	Three months ended		Six months ended
(in thousands)	December 27, 2008	December 29, 2007	December 27, 2008	December 29, 2007
Revenue:
United States	$4,146	$4,056	$8,326	$9,407
Germany	2,368	3,940	5,300	7,400
France	1,408	2,039	3,326	2,945
Switzerland	660	439	1,034	822
Other European countries	1,207	1,227	3,164	3,523
Singapore	434	605	2,391	1,122
All other countries	733	2,073	1,736	2,812

Total	$10,956	$14,379	$25,277	$28,031

(in thousands)	December 27, 2008	June 30, 2008
Long-lived tangible assets:
United States	$2,556	$2,821
All other countries	528	685

Total long-lived tangible assets	$3,084	$3,506

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(503,000) and $(1.1) million for the three and six months ended December 27, 2008, respectively, and $145,000 and $120,000 for the three and six months ended December 29, 2007, respectively, and are included in the condensed consolidated statements of operations.

The foreign currency transaction losses recorded in the periods ended December 27, 2008 were primarily unrealized losses from the strengthening of the US dollar versus the Euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in our European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the US dollar for inventory purchases sourced in Japan.

12. Restructuring Charges

In response to economic uncertainty and the more cautious outlook of its customers, beginning in the second quarter of fiscal 2009 Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the company target industries. Restructuring actions include the phase out of discontinued remanufactured robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9%; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

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

Following the reduction in headcount and production activities as a result of the 2007 restructuring, the Company sought, but was unable to secure, a termination of the lease for its Livermore facility with the then-current landlord. In October 2008, as part of the Settlement Agreement discussed in Note 7 above, the Company negotiated a termination of its lease with the landlord. Consequently, the restructuring liability that previously had been booked was now substantially eliminated, and the Company recorded a credit to restructuring of $596,000 in the first quarter of 2009 to reduce the lease liability to its revised estimated amount.

The following table summarizes the activity in Adept’s accrued restructuring charges during the six months ended December 27, 2008.

Fiscal 2009

(in thousands)	Balance June 30, 2008	Additional Charges/ (Reversals) Fiscal 2009	Stock Awarded/Cash Payment Fiscal 2009	Inventory Write-down	Balance December 27, 2008
Employee severance costs	$—	$300	$(61)	$—	$239
Lease commitments	633	(596)	(37)	—	—
Other costs	—	1	(1)	—	—
Inventory	—	1,365	—	(1,365)	—
Accelerated restricted stock expense	—	200	(201)	—	—

Total	$633	$1,271	$(300)	$(1,365)	$239

13. Acquisition

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS (“Cerebellum”). The results of Cerebellum’s operations have been included in the company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $32,500 in cash and $167,500 payable in shares of common stock of the Company is payable on the first anniversary of the Effective Date, provided that certain employees remain employed by Cerebellum, and is being amortized monthly through January 2, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. Any contingent payments made are expensed instead of added to goodwill since the goodwill related to Cerebellum has been fully impaired this quarter. All common stock references as payments related to this acquisition are calculated based on the 30 day average share price of the Company prior to the acquisition anniversary date.

14. Leases

On October 16, 2008, Adept entered into two new leases to relocate its principal executive offices and research and manufacturing operations from Livermore, California to Pleasanton, California. The first lease agreement, entered into as of October 10, 2008, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially, subject to a 3% annual increase.

The second lease agreement, also entered into as of October 10, 2008, is for premises of 23,027 square feet and includes a right of first offer on 12,000 additional square feet located in Pleasanton, California near the location of the first lease, for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

A summary of our contractual obligations as of December 27, 2008 for the two new leases in Pleasanton follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$8,469	$1,105	$1,138	$1,173	$1,208	$3,845

15. Subsequent Event

Effective January 2009, salaries for Company employees were reduced by ten percent. Additionally, the CEO agreed to take a base salary decrease of twenty percent. Such reductions will remain in place until the Board determines to adjust salary compensation.

As provided in the Cerebellum share purchase agreement, Adept completed the payment of additional contingent deferred cash consideration of $65,000 in cash and issued 141,922 shares of common stock in January 2009 in satisfaction of Adept’s obligation to pay contingent consideration related to Cerebellum employee retention and revenue milestones.

In February 2009, the final litigation relating to the dispute with the landlord of our Livermore, California facilities was dismissed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve, and the impact of our restructuring efforts in response to the economic environment;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and the impact of the timing of receipts and disbursements;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation; and

•	our intellectual property.

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

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary or third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide a full complement of robotics services and support for both our customers. Through sales to system integrators, original equipment manufacturer (“OEM”) partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications.

Growth Strategy

Our growth strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on the global solar and packaging markets, which we believe generally provide the greatest opportunity for us in the next few years.

Because much of the demand for our products in the last few years has come from Europe, during calendar 2007 and 2008 we also intensified our efforts to strengthen our operational and sales capabilities in this region. While recent economic trends have resulted in decreased demand from the European automotive /industrial and solar industries in the second quarter of fiscal 2009, we believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and in our target markets, including packaging and solar.

Adept includes in its growth strategy a continuing active search for possible merger and acquisition targets. Our focus is on pursuing business combinations that would further strengthen our position in key markets, increase our revenues and expand our operational scale.

Recent Events

As a result of our growth strategy, the composition of our sales has shifted to include a higher proportion of revenues from our target markets, as well as a higher proportion of revenues from Europe than from the United States and Asia. However, during the first quarter of fiscal 2009, it became apparent that our solar products are not being absorbed into our customers’ manufacturing lines as quickly as we had anticipated. Heightened economic uncertainty and regulatory uncertainty contributed to the slowdown in the solar industry in the second quarter of fiscal 2009. Cycles of investment and absorption are common in the solar manufacturing industry, and we believe that such cycles provide opportunity for manufacturers to revisit their automation requirements and plan for the integration of new solutions. In general, we believe such cycles are beneficial to Adept, as the additional time for evaluation makes it easier for customers to initiate significant changes in their automation programs. However, we believe sales to the solar market will continue to be dampened until the global economic environment strengthens and the lending environment for capital purchases improves.

The recent recession and escalation of economic uncertainty worldwide has created a broader cautionary environment for us and for our customers, often involving decreased or delayed demand for products. In the second quarter of fiscal 2009 we experienced decreased demand from the automotive/industrial market in Germany, which traditionally has been quite stable, and from the disk drive market in Asia and elsewhere. At the same time, sales from our packaging business in the U.S. and France remained stable in the second quarter, reflecting continued demand for packaging applications for items such as food, cosmetics and pharmaceuticals. While we currently expect our packaging business to remain relatively stable, we do not yet know to what extent global economic conditions will affect our packaging customers or their purchasing decisions. Further, the recent weakening of the euro against the U.S. dollar has resulted in a negative impact to our revenues, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. Also, the recent strengthening of the Japanese yen against the U.S. dollar has increased the cost of our products sourced in Japan, negatively affecting our gross margin. We expect that our revenues will continue to be adversely affected to the extent such trends in international currencies persist.

During the second quarter of fiscal 2009, we settled our ongoing dispute with the landlord of our Livermore, California facilities and relocated our principal executive offices and Northern California research and manufacturing operations to Pleasanton, California. This will result in a decrease in cash outlay relating to our lease costs and expense related to the lease dispute in the future quarter as compared to the first half of fiscal 2009.

Product Investments and Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro, which offers industry leading speed and performance for high speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Additionally, in May 2008, we introduced a new inverted SCARA robot, the Adept Cobra s800, to address applications in the packaging market such as mechanical assembly, material handling and packaging of packaged goods. In October 2008, we completed the prototype of our Eclipse software system for solar cell inspection. In November 2008, we introduced two new robots for packaging automation, the Adept Cobra 850 SCARA and the Adept Quattro s650 parallel robot. We also introduced and began selling a new packaging management software system, ACE PackXpert™, designed for the rapid development and deployment of packaging applications.

Restructuring and Cost Reduction Actions

In response to economic uncertainty and the more cautious outlook of our customers, beginning in the second quarter of fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Restructuring actions include the phase out of discontinued remanufactured robots in our services business and an associated write off of inventory; a reduction in headcount of approximately 9%; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities. Additionally, beginning in the third quarter of fiscal 2009 we implemented a 10% pay reduction for all employees and a 20% pay reduction for our president and CEO, John Dulchinos. We expect that the benefit of these actions will be fully recognized in the third quarter of fiscal 2009 and we also expect that they will result in a $700,000 to $1.0 million reduction in our quarterly operating expense run rate going forward.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three- and six-month periods ended December 27, 2008. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended December 27, 2008. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K as filed with the SEC on September 11, 2008.

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

Results of Operations

Revenues. Summary information by product segment for the three and six months ended December 27, 2008 and December 29, 2007 is as follows:

Revenue by Segment ($ in thousands)	Three months ended December 27, 2008	% Change	Three months ended December 29, 2007	Six months ended December 27, 2008	% Change	Six months ended December 29, 2007
Robotics
Revenues	$8,467	(25%)	$11,353	$19,370	(8%)	$21,062
Percentage of total	77%		79%	77%		75%
Services and Support
Revenues	2,489	(18%)	3,026	5,907	(15%)	6,969
Percentage of total	23%		21%	23%		25%

Total Revenues	$10,956	(24%)	$14,379	$25,277	(10%)	$28,031

For the three months ended December 27, 2008, revenues were $11.0 million, a decrease of 24% from revenues of $14.4 million for the three months ended December 29, 2007. Revenues for the six months ended December 27, 2008 were $25.3 million, a decrease of 10% from revenues of $28.0 million for the six months ended December 29, 2007. The decrease in both periods resulted from decreased sales in both our Robotics product segment and our Services and Support segment.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $8.5 million for the three months ended December 27, 2008, down 25% from $11.4 million for the three months ended December 29, 2007. For the six months ended December 27, 2008, robotics revenues were $19.4 million, down 8% from $21.1 million for the six months ended December 29, 2007. Lower robotics revenues were primarily the result of weaker demand from the automotive/industrial market in Germany, which has been historically stable for Adept, and from the disk drive market in Asia and elsewhere. Demand from the worldwide solar market remained weak in the second quarter while demand from Adept’s customers in the packaging market in France and the U.S. remained stable. Seasonally, revenues during the first half of our fiscal year are lower than the second half, due in part to holiday shutdowns in Europe.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $2.5 million for the three months ended December 27, 2008, down 18% from $3.0 million for the three months ended December 29, 2007. Services and support revenues were $5.9 million for the six months ended December 27, 2008, a decrease of 15% from $7.0 million for the six months ended December 29, 2007. The decrease in both periods was primarily due to lower demand for remanufactured robotics from the automotive market in Germany and from disk drive and consumer electronics manufacturers in the U.S. Seasonally, revenues during the first half of our fiscal year are lower than the second half, due in part to holiday shutdowns in Europe.

Revenue by geography for the three and six months ended December 27, 2008 and December 29, 2007 is as follows:

Revenue by Geography ($ in thousands)	Three months ended December 27, 2008	% Change	Three months ended December 29, 2007	Six months ended December 27, 2008	% Change	Six months ended December 29, 2007
United States
Revenues	$4,146	2%	$4,056	$8,326	(11%)	$9,407
Percentage of total revenue	38%		28%	33%		34%
Europe
Revenues	$5,643	(26%)	$7,645	$12,824	(13%)	$14,690
Percentage of total revenue	52%		53%	51%		52%
Asia
Revenues	$434	(28%)	$605	$2,391	113%	$1,122
Percentage of total revenue	4%		4%	9%		4%
Other countries
Revenues	$733	(65%)	$2,073	$1,736	(38%)	$2,812
Percentage of total revenue	6%		15%	7%		10%
Total International Revenues	$6,810	(34%)	$10,323	$16,951	(9%)	$18,624
Percentage of total revenue	62%		72%	67%		66%

Total Revenues	$10,956	(24%)	$14,379	$25,277	(10%)	$28,031
Percentage of total revenue	100%		100%	100%		100%

Our domestic sales were $4.1 million for the three months ended December 27, 2008, up 2% from $4.1 million for the three months ended December 29, 2007. For the six months ended December 27, 2008, our domestic sales were $8.3 million, down 11% from $9.4 million for the six months ended December 29, 2007. The decrease in the six-month period reflects reduced sales of both new robotic systems and refurbished robots to the disk drive industry in the first quarter of 2009, offset by increased sales of our Quattro robots and other solutions for applications in the packaging market. Stable revenues in the second quarter of fiscal 2009 compared with the prior year primarily reflect continued stability in the U.S. packaging market.

Total international sales were $6.8 million in the three months ended December 27, 2008, down 34% compared to $10.3 million in the three months ended December 29, 2007. For the six months ended December 27, 2008, total international sales were $17.0 million, down 9% from $18.6 million in the six months ended December 29, 2007. The decrease in both periods was driven by lower sales in the second quarter of fiscal 2009, both in Europe, where we experienced lower demand from the automotive/industrial markets in Germany, and in Asia and elsewhere, where demand from the disk drive market further decreased. Demand from the European solar market remained weak in the second quarter while demand from the packaging market in France remained stable. Higher Asian revenue in the six months ended December 27, 2008 compared with the previous year was the result of a large order for new robotic systems for the disk drive industry which we received in the first quarter of fiscal 2009. Based on current economic trends, we do not expect to receive similar orders from the disk drive industry for the foreseeable future.

Gross Margin. Summary information on gross margin for the three and six months ended December 27, 2008 and December 29, 2007 is as follows:

(in thousands)	Three months ended December 27, 2008	% Change	Three months ended December 29, 2007	Six months ended December 27, 2008	% Change	Six months ended December 29, 2007
Revenues	$10,956		$14,379	$25,277		$28,031
Gross margin	4,625	(36%)	7,250	11,234	(23%)	14,553
Gross margin %	42.2%		50.4%	44.4%		51.9%

Gross margin as a percentage of revenues was 42.2% for the three months ended December 27, 2008, compared to 50.4% for the three months ended December 29, 2007. For the six months ended December 27, 2008, gross margin as a percentage of revenues was 44.4%, compared to 51.9% for the six months ended December 29, 2007.

In both periods, there were several factors that contributed to decreased gross margin as a percentage of revenues. These factors included less favorable product mix, primarily as a result of lower sales volumes in Europe; unfavorable currency impact associated with lower European sales and the weakening of the euro against the U.S. dollar; the impact of the stronger Japanese yen against the U.S. dollar resulting in higher cost of products sourced in Japan; and a decrease in our higher margin service business. Additionally, Adept’s gross margin in the second quarter of fiscal 2008, as reported then, was favorably impacted by high-margin incremental software license revenue of $765,000 that was not replicated in the first quarter of fiscal 2009 and which accounted for approximately 5.3 percentage points of margin.

We expect that gross margin in future periods will continue to be negatively affected by the weakening of the euro against the U.S. dollar, as a significant portion of our revenues are in euros. We also expect that gross margin in future periods will be positively affected by cost reductions in the production of our Quattro robot and the addition of new higher margin products to our sales.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

(in thousands)	Three months ended December 27, 2008	% Change	Three months ended December 29, 2007	Six months ended December 27, 2008	% Change	Six months ended December 29, 2007
Expenses	$1,380	17%	$1,183	$2,780	10%	$2,525
Percentage of revenue	13%		8%	11%		9%

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

R&D expenses for the three months ended December 27, 2008 were $1.4 million, or 13% of revenues, an increase of 17% from $1.2 million, or 8% of revenues for the three months ended December 29, 2007. For the six months ended December 27, 2008, R&D expenses were $2.8 million, or 11% of revenues, an increase of 10% from $2.5 million, or 9% of revenues, for the six months ended December 29, 2007. The increase in R&D expenses in the three and six months ended December 27, 2008 compared with the prior year periods is primarily the result of the inclusion of software development expenses that previously had been capitalized and incremental expenses from Cerebellum, which Adept acquired during the third quarter of 2008.

Selling, General and Administrative Expenses.

(in thousands)	Three months ended December 27, 2008	% Change	Three months ended December 29, 2007	Six months ended December 27, 2008	% Change	Six months ended December 29, 2007
Expenses	$5,364	12%	$4,769	$12,158	22%	$9,911
Percentage of revenue	49%		33%	23%		35%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.4 million, or 49% of revenues, for the three months ended December 27, 2008, up 12% from $4.8 million, or 33% of revenues for the three months ended December 29, 2007. SG&A expenses were $12.2 million, or 48% of revenues, for the six months ended December 27, 2008, up 23% from $9.9 million, or 35% of revenues for the six months ended December 29, 2007. The increase in SG&A expenses in the three and six months ended December 27, 2008 primarily resulted from a $500,000 increase in reserves for doubtful accounts based on the deterioration in the economic environment; lease dispute and settlement and associated legal fees; relocation expenses; and incremental expense due to our acquisition of Cerebellum, offset by a deferred rent reversal from Adept’s prior office location. We expect that fixed SG&A expenses will be lower in the remainder of fiscal 2009, based on current trends of a weakening euro versus the U.S. dollar and as a result of our restructuring efforts. Further, we expect no further SG&A expense related to the lease dispute settled during the second quarter.

Amortization. Due to the acquisition of Cerebellum, amortization of intangible assets increased to $81,000 in the three months ended December 27, 2008 compared to $19,000 in the three months ended December 29, 2007.

Goodwill Impairment. In the three months ended December 27, 2008, we recorded an impairment to goodwill of $71,000 related to the acquisition of Cerebellum.

Stock Compensation Expense. Under the provisions of SFAS 123R we recorded $809,000 and $1.2 million for stock-based compensation expense for the three and six months ended December 27, 2008, respectively, and $244,000 and $424,000 for the three and six months ended December 29, 2007, respectively, for our stock option plans, ESPP and restricted stock grants. Higher stock-based compensation expense in the three and six months ended December 27, 2008 reflects a higher level of expense related to accounting for restricted stock grants made to Adept’s executives in September 2008. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. For the three and six months ended December 27, 2008, we recorded restructuring expenses of $1.9 million and $1.3 million, respectively, related to restructuring actions initiated during the second quarter of 2009, of which $1.4 million was related to the write down of inventory associated with the phase out of discontinued remanufactured robots in our services business and an expense of $200,000 associated with the acceleration of the unvested portion of a restricted stock grant for our former CEO pursuant to the terms of his separation agreement, offset by a reversal of lease termination expense of $596,000 in the first quarter of 2009. For the three and six months ended December 29, 2007, we recorded $3,000 and $254,000, respectively, in restructuring expense related to our restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. We recorded interest income, net of $5,000 for the three months ended December 27, 2008 compared with interest income, net of $88,000 for the three months ended December 29, 2007. For the six months ended December 27, 2008, interest income, net was $48,000, compared to $188,000 for the six months ended December 29, 2007. The decrease is due to a move to a more conservative cash management approach, which is holding our cash in an interest bearing checking account instead of investing it in money market funds or auction rate securities as we did in the prior year.

Foreign Currency Exchange Gain (Loss). The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The Company recorded a foreign currency transaction loss of $503,000 for the three months ended December 27, 2008, and a foreign currency transaction gain of $145,000 for the three months ended December 29, 2007, which are included in the condensed consolidated statements of operations. The foreign currency transaction losses recorded in the periods ended December 27, 2008 were primarily unrealized losses from the strengthening of the US dollar versus the Euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in our European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the US dollar for inventory purchases sourced in Japan.

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

We recorded a tax benefit of $2,000 for the three months ended December 27, 2008 and a tax provision of $48,000 for the three months ended December 29, 2007, which related to taxes in our German subsidiary as well as our Singapore branch tax. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations. For the six months ended December 27, 2008 we recorded a tax benefit of $2,000 and for the six months ended December 29, 2007 we recorded a tax provision of $379,000.

Liquidity and Capital Resources

Cash and cash equivalents decreased $4.2 million from $15.2 million at June 30, 2008 to $11.0 million at December 27, 2008. Net cash used in operating activities of $4.6 million was mainly attributable to a net loss of $6.3 million, reduced by non-cash charges, including depreciation and amortization of $856,000, and stock-related compensation charges of $1.2 million. Other use of cash in operating activities reflects an increase in inventory of $1.7 million excluding the write down of excess inventory from restructuring offset by a decrease of $1.2 million in accounts receivable.

Cash used in investing activities of $451,000 includes capital expenditures of $338,000 for purchases of demonstration equipment and equipment used in the assembly and testing of our products and purchases of equipment related to the relocation of our principal executive offices, and capitalized software development costs of $113,000.

Cash used in financing activities of $80,000 reflects total cash payments of $42,000 for Adept’s repurchase of common stock pursuant to its stock repurchase program and cash payments of $79,000 for capital leases, partially offset by proceeds of $41,000 from the purchase of stock through our employee stock purchase program.

As provided in the purchase agreement of Cerebellum, Adept completed the payment of additional contingent deferred cash consideration of $65,000 in cash and issued 141,922 shares of common stock in January 2009 in satisfaction of its obligation to pay certain contingent consideration related to Cerebellum employee retention and revenue milestones.

Liquidity and Capital Resources Requirements. We believe our existing cash, cash equivalents and short-term investments will be sufficient to meet our cash requirements through the next 12 months. However, we may elect to obtain additional funding prior to that time to fund our future capital requirements, depending on many factors, including our rate of revenue growth, the impact of our restructuring activities, the timing and extent of spending to support product development efforts, expansion of sales, marketing and support operations and any acquisitions activity.

In the three months ended September 27, 2008, the Company’s credit facility with Silicon Valley Bank expired by its terms and was not renewed by Adept. We are currently looking at other credit financing options for the Company, but can not make any assurances that we will obtain a new credit facility on acceptable terms, if at all.

Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of Adept common stock based upon the average prices of Adept common stock for the 30 trading days prior to payment, may be paid in January 2010 provided that certain employees remain employed by Cerebellum. Additionally, the purchase agreement provided for contingent amounts payable up to €104,000 in common stock related to revenue goals that we have determined will not be met in the second year following the acquisition.

Employee Stock Purchase Plan

Effective September 1, 2008, the Board of Directors adopted the 2008 Employee Stock Purchase Plan, approved by the Adept stockholders on November 7, 2008 which has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after September 1 and March 1 of each year. Each 24-month offering period is divided into two six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower.

Stock Repurchase Program

On September 2, 2008, the Board of Directors approved a stock repurchase program for up to $2.5 million of Adept stock effective immediately. During the three months ended September 27, 2008, we repurchased 5,122 shares of our common stock on the open market for a total cost of $41,683, and have not acquired any more of our shares pursuant to this program since that time. The repurchased shares are held in treasury. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions. Adept has funded and expects to fund its purchases from its working capital. The Company has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time. Given the recent downturn in the macroeconomic environment, the Company is focused on preserving cash in the near term. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

Contractual Obligations

A summary of our contractual obligations as of December 27, 2008 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations (1) (2)	$10,221	$1,785	$3,003	$2,743	$2,690
Capital lease obligations	127	101	17	9	—
Purchase obligations	12,811	12,811	—	—	—
Other long-term liabilities	185	51	109	25	—
Obligations related to restructuring (3)	239	239	—	—	—

Total	$23,583	$14,987	$3,129	$2,777	$2,690

(1)	Operating leases primarily represent commitments for facilities, along with lesser obligations for office equipment and motor vehicles. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

(2)	The principal item included in the operating leases are Adept’s leases for its principal executive offices and related research and manufacturing operations in Pleasanton, California. The two lease agreements, entered into in October 2008, involve annual rent payments of $690,826 and $414,486, respectively, each subject to a 3% annual increase, for a seven year lease term with a five year extension option.

(3)	Restructuring obligations include cash severance payments related to our restructuring activities during the second quarter of fiscal 2009.

New Accounting Pronouncements

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations entered into after the second quarter of fiscal year 2009.

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

(in thousands)	December 27, 2008	Fair Value
Cash and cash equivalents	$11,035	$11,035
Average rate	0.86%	0.86%

Currently our funds are in an interest bearing checking account.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 27, 2008, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2008 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting. Prior to the first quarter of fiscal 2009, Adept completed procedures intended to achieve Sarbanes-Oxley 404 compliance, which were tested during and since the fourth quarter of fiscal 2008.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In connection with a dispute regarding a Lease Termination Agreement, dated December 16, 2007, relating to Adept’s Livermore, California lease, on May 30, 2008, between Adept and Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”), the Landlord commenced an unlawful detainer action on July 29, 2008 captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401019. In the action, the Landlord sought to recover immediate possession of the Livermore facilities, claiming the failure to pay a termination payment constituted a breach of the lease agreement for such facilities in addition to a breach of the Lease Termination Agreement, and seeking payment of $1 million as a termination fee, forfeiture of the lease, and attorneys’ fees and costs.

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

On October 16, 2008, Adept entered into a Settlement Agreement and Release with Tri-Valley Technology Campus, LLC, the Landlord, providing for payments totaling $500,000 to be made by Adept to the Landlord, with half of such amount paid upon execution of the Settlement Agreement and for the remaining $250,000 paid into escrow upon Adept’s vacating the Livermore facilities, but no later than February 3, 2009, and to be released after dismissal by Tri-Valley of its pending litigation against Adept. The releases of claims relating to the dispute contemplated by the Settlement Agreement became effective after the two payments were made, the pending litigation actions were dismissed by Tri-Valley, and Adept vacated the Livermore facilities.

Adept vacated the Livermore facilities in December 2008. The unlawful detainer suit was dismissed without prejudice on December 16, 2008 and the declaratory relief action was dismissed with prejudice on January 28, 2009.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008, this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended September 27, 2008 and in our Current Reports on Form 8-K filed with the SEC.

We have experienced operating losses and negative cash flow in the past, and our doing so in the future could impair our operations and revenue-generating activities and adversely affect our results of operations.

We currently depend on funds generated from operating activities to meet our operating requirements and execute on our growth plan and have no credit facility in place. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions leading to an unprecedented level of intervention from the United States and other governments. As a result of such disruption, our ability to raise capital may be severely restricted and the cost of raising capital through such markets or privately may increase significantly at a time when we would like, or need, to do so. Either of these events could have an impact on our flexibility to pursue additional expansion or acquisition opportunities, make capital expenditures, or make another discretionary use of cash and could adversely impact our financial results. In any case, there can be no assurance that such funds, if available at all, can be obtained on terms reasonable to us. Additionally, because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of our existing cash balances.

We have experienced operating losses and negative cash flow. If our projected revenue fails to increase or falls below current estimates or if operating expenses exceed current expectations, we may not be able to take advantage of market opportunities, develop or enhance new products to an extent desirable to execute our strategic growth plan, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to fully execute our business plan or otherwise adequately respond to competitive pressures or unanticipated requirements. Any of these actions would adversely impact our business and results of operations.

Current financial crises in the global economy affecting our customers and suppliers may negatively affect our financial results by negatively impacting our sales and increasing our risk of credit risk-related losses.

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

Specifically, a substantial portion of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and we have from time to time experienced difficulty in collecting payments from certain of these companies. As a result, we perform ongoing credit evaluations of our customers. To the extent we are unable to mitigate this risk of collections from system integrators and other customers negatively impacted by the current economic downturn, our results of operations will be harmed. In addition, due to their limited financial resources, during extended market downturns the viability of some system integrators and other customers may be in question, which would also result in a reduction in our revenue or credit losses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance

As previously disclosed by Adept Technology, Inc., Adept entered into a Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation, a French société par actions simplifiée, pursuant to which Adept France acquired Cerebellum. On January 13, 2008, Adept issued 141,922 shares of its common stock to the five former shareholders of Cerebellum pursuant to the Share Purchase Agreement in a private transaction pursuant to the exemption from registration under the Securities Act provided by Regulation S.

Issuer Purchases of Equity Securities-Stock Repurchase Program

On September 2, 2008, Adept announced the approval of a stock repurchase program for up to $2.5 million of Adept common stock. Stock repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. During the three months ended September 27, 2008, Adept repurchased 5,122 shares of its common stock on the open market for a total cost of $41,683, and has not acquired any more of its shares pursuant to this program since that time. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions, and there is no expiration date for the program. Adept has been, and expects to, fund its purchases from its working capital. Adept has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time. All purchases reflected above were made pursuant to this repurchase program in open-market transactions. Given the recent downturn in the macroeconomic environment the Company is focused on preserving cash in the near term The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

Common Stock Forfeitures for Tax Withholdings

Issuer Purchases of Equity Securities

On October 1, 2008, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
September 28, 2008 to December 27, 2008	6,446	$8.36

ITEM 5.	OTHER INFORMATION

Facilities Lease Amendment

On November 17, 2008, Adept entered into immaterial amendments to its leases for its new principal executive offices to revise the rent commencement dates.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1+	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008.

10.2+**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008.

10.3*+	Separation Agreement between Robert Bucher and Adept Technology dated December 15, 2008

10.4*+	Amendment dated February 4, 2009 to Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.5*+	Summary of Executive Officer Amended Base Salary Compensation.

10.6+	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California.

10.7+	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

+	Filed with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ John Dulchinos
John Dulchinos
President and Chief Executive Officer

Date: February 9, 2009

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1+	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008.

10.2+**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008.

10.3*+	Separation Agreement between Robert Bucher and Adept Technology dated December 15, 2008

10.4*+	Amendment dated February 4, 2009 to Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.5*+	Summary of Executive Officer Amended Base Salary Compensation.

10.6+	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California.

10.7+	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the SEC.

+	Filed with this Quarterly Report on Form 10-Q