Form 10-Q
period 2009-03-28
ADEPT TECHNOLOGY INC
filed 2009-05-12
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒ The number of shares of the Registrant’s common stock outstanding as of May 11, 2009 was 8,289,633.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 28, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,747	$15,185
Accounts receivable, less allowance for doubtful accounts of $680 at March 28, 2009 and $485 at June 30, 2008	7,674	11,757
Inventories	10,345	10,234
Other current assets	479	431

Total current assets	27,245	37,607
Property and equipment, net	2,832	3,354
Goodwill	290	377
Other intangible assets, net	455	800
Other assets	143	152

Total assets	$30,965	$42,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,499	$5,972
Accrued payroll and related expenses	1,483	2,267
Accrued warranty expenses	1,172	1,259
Deferred revenue	108	70
Accrued restructuring charges	247	217
Accrued income tax	220	312
Other accrued liabilities	389	608
Current portion long-term debt	108	213

Total current liabilities	8,226	10,918
Long-term liabilities:
Long-term obligations	150	219
Restructuring charges	—	416
Deferred tax	242	242

Total liabilities	8,618	11,795

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,276 and 7,985 shares issued and outstanding at March 28, 2009 and June 30, 2008, respectively	165,424	163,490
Treasury Stock, at cost, 5,122 shares at March 28, 2009 and none at June 30, 2008	(42)	—
Accumulated deficit	(143,783)	(134,021)
Accumulated other comprehensive income	748	1,026

Total stockholders’ equity	22,347	30,495

Total liabilities and stockholders’ equity	$30,965	$42,290

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues	$7,687	$16,092	$32,964	$44,123
Cost of revenues	4,751	8,640	18,794	22,118

Gross margin	2,936	7,452	14,170	22,005
Operating expenses:
Research, development and engineering	1,521	1,410	4,301	3,935
Selling, general and administrative	4,573	5,109	16,731	15,020
Restructuring charges	149	—	1,419	254
Amortization of intangible assets	80	47	251	85
Goodwill impairment	73	—	144	—

Total operating expenses	6,396	6,566	22,846	19,294

Operating income (loss)	(3,460)	886	(8,676)	2,711
Interest income net of expense	—	71	48	259
Foreign currency exchange gain (loss)	(95)	76	(1,184)	196

Income (loss) before income taxes	(3,555)	1,033	(9,812)	3,166
Provision for (benefit from) income taxes	(48)	50	(50)	429

Net income (loss)	$(3,507)	$983	$(9,762)	$2,737

Basic net income (loss) per share	$(0.42)	$0.12	$(1.20)	$0.34

Diluted net income (loss) per share	$(0.42)	$0.12	$(1.20)	$0.34

Number of shares used in computing basic per share amounts	8,260	7,967	8,134	7,948

Number of shares used in computing diluted per share amounts	8,260	8,322	8,134	8,119

Comprehensive income (loss)
Net income (loss)	$(3,507)	$983	$(9,762)	$2,737
Foreign currency translation adjustment	71	677	(278)	1,093

Total comprehensive income (loss)	$(3,436)	$1,660	$(10,040)	$3,830

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	March 28, 2009	March 29, 2008
Operating activities
Net income (loss)	$(9,762)	$2,737
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,314	1,212
Loss on disposal of property and equipment	63	25
Stock-based compensation	1,515	622
Inventory write-down due to restructuring	1,365	—
Amortization of other intangible assets	251	87
Goodwill impairment	144	—
Net changes in operating assets and liabilities:
Accounts receivable	3,007	(2,247)
Inventories	(2,268)	64
Other current assets	(70)	(85)
Other assets	1	14
Accounts payable	(923)	256
Other accrued liabilities and deferred revenues	(1,056)	136
Accrued restructuring charges	(386)	(167)

Net cash provided by (used in) operating activities	(6,805)	2,654

Investing activities
Purchase of property and equipment	(726)	(480)
Proceeds from sale of property and equipment	26	173
Purchase of license fees	—	(150)
Capitalized software	(113)	(210)
Deposit on acquisition	—	(401)
Maturities of short-term investments	—	1,962

Net cash provided by (used in) investing activities	(813)	894

Financing activities
Principal payments on capital lease	(120)	(84)
Principal payments on long term notes	(23)	(13)
Repurchases of common stock	(42)	—
Proceeds from employee stock incentive program and employee stock purchase plan	10	327

Net cash provided by (used in) financing activities	(175)	230

Effect of exchange rates on cash and cash equivalents	1,355	(417)

Net increase (decrease) in cash and cash equivalents	(6,438)	3,361
Cash and cash equivalents, beginning of period	15,185	8,900

Cash and cash equivalents, end of period	$8,747	$12,261

Cash paid during the period for:
Interest	$12	$34
Taxes	$22	$37

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(cont’d)

(unaudited)

(in thousands)

	Nine months ended
	March 28, 2008	March 29, 2008
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$115	$357

The Company purchased all of the capital stock of Cerebellum. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	1,544
Cash paid for the capital stock	—	(468)

Liabilities assumed	$—	$1,076

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

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of March 28, 2009, there were 608,490 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of March 28, 2009 the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
2001 Stock Option Plan	261,656	90,921
2003 Stock Option Plan	353,000	29,640
2004 Director Option Plan	64,000	66,376
2005 Equity Incentive Plan	381,500	91,039

Options are also outstanding pursuant to two equity compensation plans that have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 104,956 and 6,000 shares subject to outstanding options. Under all of these plans, for employee option grants, vesting is generally monthly, in equal installments over a four year period. Restricted stock grants made under the 2005 Equity Incentive Plan have generally been subject to quarterly vesting over a two year period. Under the Director Option Plans, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four-year period.

The Company accounts for stock compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004) (“SFAS 123R”), Share-Based Payment, which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three and nine months ended March 28, 2009 has been accounted for as an equity instrument.

Under the provisions of SFAS 123R, the Company recorded $1,515,018 and $622,236 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the nine months ended March 28, 2009 and March 29, 2008, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans for the nine months ended March 28, 2009 and March 29, 2008 were $4.41 and $2.93, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the nine months ended March 28, 2009 and March 29, 2008 were $1.38 and $2.26, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Nine months ended March 28, 2009
	Stock Option Plan Employees	Purchase Plan
Average risk free interest rate	2.12%	0.92%
Expected life (in years)	3.37	0.50
Expected volatility	70%	90%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP subscription period. The risk-free interest rate is also based on the expected life of the options or ESPP subscription period. The expected life in years is based on the historic time to post-vesting exercise and forfeitures.

Based on its historical experience of option cancellations prior to vesting, the Company has assumed an annualized forfeiture rate of 20% for its options. Under the true-up provisions of SFAS 123R, the Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of March 28, 2009 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2008	988	$10.73
Granted	218	9.16
Exercised	(1)	1.91
Forfeited or Expired	(34)	18.47

Outstanding at March 28, 2009	1,171	$10.22	4.86	$55

Vested/Expected to Vest at March 28, 2009	989	$10.57	4.45	$55

Exercisable at March 28, 2009	755	$11.26	3.45	$55

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of March 28, 2009 and changes during the nine months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Outstanding at June 30, 2008	0	$0.00
Awarded	140,064	8.15
Released	(41,652)	8.15
Forfeited or traded for taxes	(27,644)	8.15

Outstanding at March 28, 2009	70,768	$8.15

For grants of restricted stock issued during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008, thereafter the remaining restricted shares vest quarterly from such date in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period. On January 1, 2009, the second vesting tranche of restricted stock awards was released from restriction less the forfeited amount as described above.

As of March 28, 2009, there was $737,915 of total unrecognized compensation cost related to non-vested stock options and awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.3 years.

During the nine months ended March 28, 2009, 42,251 shares of common stock were issued under the Company’s ESPP, of that amount, 24,910 were purchased in February under the 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP, in February and August.

Total common shares outstanding at March 28, 2009 were 8,276,434.

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

Fair market value is based on quoted market prices on the last trading day of the quarter. The cost of securities is based upon the specific identification method. At March 28, 2009 and June 30, 2008, the Company had no marketable securities.

	March 28, 2009	June 30, 2008
	(in thousands)
Cash and cash equivalents:
Cash	$8,747	$8,770
Money market funds	—	6,415

Total cash and cash equivalents	$8,747	$15,185

Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	March 28, 2009	June 30, 2008
	(in thousands)
Raw materials	$7,082	$7,553
Work-in-process	565	126
Finished goods	2,698	2,555

	$10,345	$10,234

As part of the second quarter of 2009 restructuring plan implemented in the three months ended December 27, 2008, the company wrote down $1.4 million of excess inventory as a result of a phase out of certain legacy products.

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	March 28, 2009	June 30, 2008
	(in thousands)
Machinery and equipment	$4,384	$5,340
Computer equipment	5,408	5,737
Software development costs	1,675	1,562
Office furniture and equipment	925	2,166

	12,392	14,805
Less accumulated depreciation and amortization	(9,560)	(11,451)

Net property and equipment	$2,832	$3,354

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

Changes in the Company’s warranty liability are as follows for the nine-month periods ending March 28, 2009 and March 29, 2008:

	Nine months ended
	March 28, 2009	March 29, 2008
	(in thousands)
Balance at beginning of period	$1,259	$1,207
Provision for warranties issued	834	797
Warranty claims	(921)	(792)

Balance at end of period	$1,172	$1,212

7. Legal Proceedings

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 27, 2008, the declaratory relief action by the landlord of our former Livermore facilities captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401607, was dismissed on January 28, 2009.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax benefit of $50,000 for the nine months ended March 28, 2009 and a tax provision of $429,000 for the nine months ended March 29, 2008. A tax benefit is recorded for the nine month period ended March 28, 2009 primarily due to the losses incurred by the Company in the period. The tax provision for the nine month period ended March 29, 2008 is principally related to the foreign tax of certain foreign entities and a minor amount of federal and state alternative minimum taxes.

In compliance with Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), the Company had gross unrecognized tax benefits of approximately $7.3 million and $7.9 million as of June 30, 2008 and March 28, 2009, respectively. Approximately $7.8 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $160,000 would impact the income tax expense. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

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

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter March 28, 2009, the Company recorded no interest or penalties related to uncertain tax positions.

9. Income (Loss) per Share

The computation of diluted net income (loss) per share for the three months ended March 28, 2009 and March 29, 2008 does not include options to purchase 1,141,893 and 614,494 shares, respectively, because the effect of their inclusion would be anti-dilutive. The computation of diluted net income (loss) per share for the nine months ended March 28, 2009 and March 29, 2008 does not include options to purchase 1,089,467 and 738,439 shares, respectively, because the effect of their inclusion would be anti-dilutive.

	Three months ended		Nine months ended
(in thousands)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income (loss)	$(3,507)	$983	$(9,762)	$2,737

Basic:
Weighted average number of shares used in computing basic per share amounts	8,260	7,967	8,134	7,948

Basic net income (loss) per share	$(0.42)	$0.12	$(1.20)	$0.34

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	8,260	7,967	8,134	7,948
Add: Weighted average number of shares of dilutive potential common stock	—	355	—	171

Weighted average number of common shares used in computing diluted net income (loss) per share	8,260	8,322	8,134	8,119

Diluted net income (loss) per share	$(0.42)	$0.12	$(1.20)	$0.34

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

Management assesses the Company’s performance, operations and assets by segment and geographic areas, and therefore segment income (loss), revenue and long-lived tangible assets are summarized in the following tables:

	Three months ended		Nine months ended
(in thousands)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues:
Robotics	$5,940	$12,999	$25,310	$34,061
Services and Support	1,747	3,093	7,654	10,062

Total revenues	$7,687	$16,092	$32,964	$44,123

Segment operating income (loss):
Robotics	$(615)	$3,110	$1,776	$9,724
Services and Support	117	414	1,457	1,411

Segment operating income	(498)	3,524	3,233	11,135
Unallocated research, development and engineering and general and administrative	(2,660)	(2,591)	(10,095)	(8,339)
Goodwill impairment	(73)	—	(144)	—
Restructuring charges	(149)	—	(1,419)	—
Amortization of intangible assets	(80)	(47)	(251)	(85)

Operating income (loss)	(3,460)	886	(8,676)	2,711
Net interest income (expense)	—	71	48	259
Foreign currency exchange gain (loss)	(95)	76	(1,184)	196

Income (loss) before income taxes	$(3,555)	$1,033	$(9,812)	$3,166

	Three months ended		Nine months ended
(in thousands)	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenue:
United States	$2,608	$3,609	$10,934	$13,016
Germany	1,826	5,406	7,126	12,806
France	1,256	1,533	4,582	4,478
Switzerland	253	703	1,287	1,525
Other European countries	953	1,969	4,117	5,492
Singapore	294	911	2,685	2,033
All other countries	497	1,961	2,233	4,773

Total	$7,687	$16,092	$32,964	$44,123

(in thousands)	March 28, 2009	June 30, 2008
Long-lived tangible assets:
United States	$2,495	$2,821
All other countries	480	685

Total long-lived tangible assets	$2,975	$3,506

11. Foreign Currency Translation

The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(95,000) and $(1.2) million for the three and nine months ended March 28, 2009, respectively, and $76,000 and $196,000 for the three and nine months ended March 29, 2008, respectively, and are included in the condensed consolidated statements of operations.

The foreign currency transaction losses recorded in the periods ended March 28, 2009 were primarily unrealized losses from the strengthening of the US dollar versus the Euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in our European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the US dollar for inventory purchases sourced in Japan.

12. Restructuring Charges

At the end of the third quarter of fiscal 2009, we implemented a second phase of restructuring, which included additional pay reductions of 20% for our CEO and 10% for our other executive officers, an additional reduction in work force and additional tiered pay reductions for our employees in the U.S. and Singapore, and a work share program in Europe. The reduction of work force was effective at end of third quarter with the pay reductions effective beginning in the fourth quarter.

In response to economic uncertainty and the more cautious behavior and outlook of its customers, beginning in the second quarter of fiscal 2009 Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the company target industries. Restructuring actions include the phase out of discontinued remanufactured robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9%; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

At the end of June 2007, the Company executed a restructuring plan which involved closure of a portion of Adept’s Livermore, California facility. The Livermore lease was terminated upon final payment of a lease dispute settlement in January 2009. Consequently, the restructuring liability that previously had been booked was substantially eliminated. The Company recorded in the first quarter of 2009, the credit of $596,000 to eliminate the restructuring Lease commitments.

The following table summarizes the activity in Adept’s accrued restructuring charges during the nine months ended March 28, 2009.

Fiscal 2009

(in thousands)	Balance June 30, 2008	Additional Charges/ (Reversals) Fiscal 2009	Stock Awarded/Cash Payment Fiscal 2009	Inventory Write-down	Balance March 28, 2009
Employee severance costs	$—	$449	$(202)	$—	$247
Lease commitments	633	(596)	(37)	—	—
Other costs	—	1	(1)	—	—
Inventory	—	1,365	—	(1,365)	—
Accelerated restricted stock expense	—	200	(200)	—	—

Total	$633	$1,419	$(440)	$(1,365)	$247

13. Acquisition

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS (“Cerebellum”). The results of Cerebellum’s operations have been included in the company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $32,500 in cash and $167,500 payable in shares of common stock of the Company was due and payable on the first anniversary of the effective date of purchase provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary of the acquisition in January 2010, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. We have determined that contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue goals will not be met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of added to goodwill since the goodwill related to Cerebellum was fully impaired last quarter. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of the Company prior to the acquisition anniversary date.

14. Leases

In October 2008, Adept entered into two new leases to relocate its principal executive offices and research and manufacturing operations from Livermore, California to Pleasanton, California. The first lease agreement is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially, subject to a 3% annual increase.

The second lease agreement is for premises near the location of the first lease of 23,027 square feet and includes a right of first offer on 12,000 additional square feet located in Pleasanton, California near the location of the property subject to the first lease, for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

A summary of our contractual obligations as of March 28, 2009 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$10,061	$1,897	$1,654	$1,429	$1,360	$3,721
Capital Lease Obligations	87	62	8	9	8	—

Total	$10,148	$1,959	$1,662	$1,438	$1,368	$3,721

15. Subsequent Event

On May 1, 2009, Adept entered into a Loan and Security Agreement and certain related agreements with Silicon Valley Bank (“SVB”) for a revolving line of credit under which Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or 80% of Adept’s eligible accounts receivable. Borrowings bear interest at an interest rate per annum equal to the greater of 7.00%, or the prime rate announced from time to time by SVB plus 3.00%. Adept’s ability to make borrowings under the revolving line is subject to ongoing conditions precedent that Adept’s representations and warranties set forth in the Loan and Security Agreement are true, in all material respects, on the date on which Adept requests the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has not been any material impairment in Adept’s business, results of operation, financial condition, or the prospect of repayment of Adept’s obligations to SVB, or any material adverse deviation from Adept’s most recent business plan submitted to SVB. The revolving line will mature on May 1, 2011, unless Adept terminates it earlier upon written notice to SVB. Adept is required to comply with certain financial and other covenants during the term of the revolving line. No amounts have been drawn down under the revolving line as of the date of this filing.

Pursuant to the Loan and Security Agreement and related agreements, Adept granted SVB a security interest in substantially all of Adept’s assets, and pledged certain of its shares of certain wholly owned subsidiaries to SVB. Certain Adept subsidiaries also guarantied Adept’s obligations under the Loan and Security Agreement, granted SVB a security interest in substantially all of their respective assets, and pledged their shares of certain indirect, wholly owned Adept subsidiaries.

Adept was required to pay a facility fee of $30,000 upon entering into the Loan and Security Agreement, and will pay an additional facility fee of $30,000 on the first anniversary of the effective date or upon early termination of the Loan and Security Agreement prior to such anniversary date. Adept will pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line (amounts reserved for cash management services and an amount equal to 10% of outstanding foreign exchange forward purchase and sale contracts being treated as unused portions of the line for this purpose). During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable on the last calendar day of each month, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. Adept will pay a collateral monitoring fee of $750 per month if Adept’s “Adjusted Quick Ratio” is less than 1:75 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB and at any other banks that have entered into a control agreement with SVB, plus Adept’s accounts receivable, to Adept’s current liabilities and certain consolidated debt obligations. Adept also will pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in this Form 10-Q filing and in our Annual Report on Form 10-K filed on September 11, 2008 and our Quarterly Report for the quarter ended December 27, 2008. The statements made in this report represent our estimates and assumptions only as of the date of this report.

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

Growth Strategy

Our growth strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on the global packaging and solar markets, which we believe provide the greatest opportunity for us over the next few years.

Because much of the demand for our products in the last few years has come from Europe, during calendar 2007 and 2008 we also intensified our efforts to strengthen our operational and sales capabilities in this region. While recent economic trends have resulted in decreased demand from the established European automotive /industrial and emerging solar industries in the second and third quarters of fiscal 2009, we believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and in our target markets, including packaging and solar.

Adept includes in its growth strategy a continuing active search for possible merger and acquisition targets. Our focus is on pursuing business combinations that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.

Recent Events

As a result of our growth strategy, the composition of our sales generally has shifted to include a higher proportion of revenues from our target markets, as well as a higher proportion of revenues from Europe than from the United States and Asia. However, during the first quarter of fiscal 2009, it became apparent that our solar products are not being absorbed into our customers’ manufacturing lines as quickly as we had anticipated, due in part to the slowdown of end user demand in calendar 2008. Heightened economic uncertainty and regulatory uncertainty further contributed to the slowdown in the solar industry in the second and third quarters of fiscal 2009, as capital purchases declined and in some cases ceased altogether. Cycles of investment and absorption are common in the solar manufacturing industry, and we believe that such cycles provide opportunity for manufacturers to revisit their automation requirements and plan for the integration of new solutions. In general, we believe such cycles are beneficial to Adept in the long-term, as the additional time for evaluation makes it easier for customers to initiate significant changes in their automation programs. However, we believe sales to the solar market will continue to be dampened until the global economic environment strengthens, end user demand increases and the lending environment for capital purchases improves.

The recession and escalation of economic uncertainty worldwide has created a broader cautionary environment for us and for our customers, often involving decreased demand or delayed orders for products. In the second and third quarters of fiscal 2009, we experienced decreased demand from the automotive/industrial market in Germany, which traditionally has been quite stable, and from the disk drive market in Asia and the U.S. Sales to the European solar market further decreased in the 2009 second and third quarters, as orders were delayed. At the same time, sales from our packaging business in France and the U.S. remained relatively stable, reflecting continued demand for packaging applications for items such as food, cosmetics and pharmaceuticals. The recent weakening of the euro against the U.S. dollar has resulted in a negative impact to our revenues, as approximately half of our sales are invoiced in euro but reported in U.S. dollars. Also, the recent strengthening of the Japanese yen against the U.S. dollar has increased the cost of our products sourced in Japan, negatively affecting our gross margin. We expect that our revenues will continue to be adversely affected to the extent such trends in international currencies persist.

Product Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro, which offers industry leading speed and performance for high speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Over the last several quarters, Quattro has continued to comprise an increasing portion of our sales. Additionally, in May 2008, we introduced a new inverted SCARA robot, the Adept Cobra s800, to address applications in the packaging market such as mechanical assembly, material handling and packaging of packaged goods. In October 2008, we completed the prototype of our Eclipse software system for solar cell inspection and have been demonstrating this product to potential customers in the third fiscal quarter. In November 2008, we introduced two new robots for packaging automation, the Adept Cobra 850 SCARA and the Adept Quattro s650 parallel robot. We also introduced and began selling a new packaging management software system, ACE PackXpert™, designed for the rapid development and deployment of packaging applications.

Restructuring and Cost Reduction Actions

In response to economic uncertainty and the more cautious outlook of our customers, we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Beginning in the second quarter of 2009, we implemented restructuring actions that included the phase out of discontinued remanufactured robots in our services business and an associated write off of inventory; a reduction in headcount of approximately 9%; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities. These restructuring actions were substantially completed during the second quarter of fiscal 2009, and resulted in a reduction of approximately $750,000 in our quarterly operating expense run rate in the third quarter of fiscal 2009 and going forward. Additionally, at the beginning of the third quarter of fiscal 2009, we implemented salary reductions, including a reduction of 20% for our CEO and 10% for our other executive officers. At the end of third quarter of fiscal 2009, we implemented a second phase of restructuring, which included additional pay reductions of 20% of the then current salary for our CEO and 10% for our other executive officers, an additional reduction in work force and additional tiered pay reductions for our employees in the U.S. and Singapore, and a work share program in Europe, which we expect will result in additional cost savings of up to $1.0 million per quarter. The reduction of work force was effective at end of third quarter with the pay reductions effective beginning in the fourth quarter. We expect that the benefit of these additional actions will be mostly recognized in the fourth quarter of fiscal 2009 with the exception of the Europe work share program, which will be completed by the first quarter of fiscal 2010.

Additionally, we have implemented cost reductions in our Quattro product that positively impacted gross margin in the third quarter and that we expect will continue to benefit gross margin going forward. Additionally, our new ACE PackXpert packaging software product carries a higher product margin, which we expect will also benefit gross margin as this product ramps in sales.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the three and nine months ended March 28, 2009. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal quarter ended March 28, 2009. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K as filed with the SEC on September 11, 2008.

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

Results of Operations

Revenues. Summary information by product segment for the three and nine months ended March 28, 2009 and March 29, 2008 is as follows:

Revenue by Segment

(in thousands)	Three months ended March 28, 2009	% Change	Three months ended March 29, 2008	Nine months ended March 28, 2009	% Change	Nine months ended March 29, 2008
Robotics
Revenues	$5,940	(54%)	$12,999	$25,310	(26%)	$34,061
Percentage of total	77%		81%	77%		77%
Services and Support
Revenues	1,747	(44%)	3,093	7,654	(24%)	10,062
Percentage of total	23%		19%	23%		23%

Total Revenues	$7,687	(52%)	$16,092	$32,964	(25%)	$44,123

For the three months ended March 28, 2009, revenues were $7.7 million, a decrease of 52% from revenues of $16.1 million for the three months ended March 29, 2008. Revenues for the nine months ended March 28, 2009 were $33.0 million, a decrease of 25% from revenues of $44.1 million for the nine months ended March 29, 2008. The decrease in both periods resulted from decreased sales in both our Robotics product segment and our Services and Support segment.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $5.9 million for the three months ended March 28, 2009, down 54% from $13.0 million for the three months ended March 29, 2008. For the nine months ended March 28, 2009, Robotics revenues were $25.3 million, a decrease of 26% from $34.1 million for the nine months ended March 29, 2008. Lower robotics revenues in both periods were primarily the result of weaker demand from the automotive/industrial market in Germany, which has been historically stable for Adept, and from the disk drive market in Asia and the U.S. Demand from the worldwide solar market also remained weak in the third quarter while demand from Adept’s customers in the packaging market in France and the U.S. remained relatively stable.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $1.8 million for the three months ended March 28, 2009, down 44% from $3.1 million for the three months ended March 29, 2008. Services and support revenues were $7.7 million for the nine months ended March 28, 2009, a decrease of 24% from $10.1 million for the nine months ended March 29, 2008. The decrease in both periods was primarily due to lower demand for remanufactured robotics from the automotive market in Germany and from the disk drive and consumer electronics manufacturers in the U.S.

Revenue by geography for the three and nine months ended March 28, 2009 and March 29, 2008 is as follows:

Revenue by Geography

(in thousands)	Three months ended March 28, 2009	% Change	Three months ended March 29, 2008	Nine months ended March 28, 2009	% Change	Nine months ended March 29, 2008
United States
Revenues	$2,608	(28%)	$3,609	$10,934	(16%)	$13,016
Percentage of total revenue	34%		22%	33%		29%
Europe
Revenues	$4,288	(55%)	$9,611	$17,112	(30%)	$24,301
Percentage of total revenue	56%		60%	52%		55%
Singapore
Revenues	$294	(68%)	$911	$2,685	32%	$2,033
Percentage of total revenue	4%		6%	8%		5%
Other countries
Revenues	$497	(75%)	$1,961	$2,233	(53%)	$4,773
Percentage of total revenue	6%		12%	7%		11%

Total International Revenues	$5,079	(59%)	$12,483	$22,030	(29%)	$31,107
Percentage of total revenue	66%		78%	67%		71%

Total Revenues	$7,687		$16,092	$32,964		$44,123

Our domestic sales were $2.6 million for the three months ended March 28, 2009, down 28% from $3.6 million for the three months ended March 29, 2008. For the nine months ended March 28, 2009, our domestic sales were $10.9 million, down 16% from $13.0 million for the nine months ended March 29, 2008. The decrease in both periods reflects reduced sales of both new robotic systems and refurbished robots to the disk drive industry, and reflected a slowdown in customer manufacturing and capital investment as a result of the recession reducing orders.

Total international sales were $5.1 million in the three months ended March 28, 2009, down 59% compared to $12.5 million in the three months ended March 29, 2008. For the nine months ended March 28, 2009, total international sales were $22.0 million, down 29% from $31.1 million in the nine months ended March 29, 2008. The decrease in both periods was driven by lower sales in the second and third quarters of fiscal 2009 from the automotive/industrial markets in Germany, the disk drive market in Asia and the European solar market, reflecting a slowdown in customer manufacturing and capital investment as a result of the recession reducing orders. Conversely, demand from the packaging market in France has remained relatively stable throughout fiscal 2009. Higher Asian revenue in the nine months ended March 28, 2009 compared with the previous year was the result of a large order for new robotic systems for the disk drive industry which we received in the first quarter of fiscal 2009. Based on current economic trends, we do not expect to receive similar orders from the disk drive industry for the foreseeable future.

Gross Margin. Summary information on gross margin for the three and nine months ended March 28, 2009 and March 29, 2008 is as follows:

(in thousands)	Three months ended March 28, 2009	% Change	Three months ended March 29, 2008	Nine months ended March 28, 2009	% Change	Nine months ended March 29, 2008
Revenues	$7,687		$16,092	$32,964		$44,123
Gross margin	2,936	(61%)	7,452	14,170	(36%)	22,005
Gross margin %	38.2%		46.3%	43.0%		49.9%

Gross margin as a percentage of revenues was 38.2% for the three months ended March 28, 2009, compared to 46.3% for the three months ended March 29, 2008. For the nine months ended March 28, 2009, gross margin as a percentage of revenues was 43.0%, compared to 49.9% for the nine months ended March 29, 2008.

In both the three- and nine-month 2009 periods, there were several factors that contributed to decreased gross margin as a percentage of revenues. These factors included less favorable product mix, primarily as a result of lower sales volumes in Europe; unfavorable currency impact associated with lower European sales and the weakening of the euro against the U.S. dollar; the impact of the stronger Japanese yen against the U.S. dollar resulting in higher cost of products sourced in Japan; and a decrease in our higher margin service business. Partly offsetting these factors was higher product margin for our Quattro robot. Additionally, we recognized one-time software license revenue that accounted for an incremental three percent of gross margin in the 2008 nine-month period.

We expect that gross margin in future periods will continue to be negatively affected by the weakening of the euro against the U.S. dollar, as a significant portion of our revenues are in euro.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

(in thousands)	Three months ended March 28, 2009	% Change	Three months ended March 29, 2008	Nine months ended March 28, 2009	% Change	Nine months ended March 29, 2008
Expenses	$1,521	8%	$1,410	$4,301	9%	$3,935
Percentage of revenue	20%		9%	13%		9%

Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.

R&D expenses for the three months ended March 28, 2009 increased by 8% to $1.5 million, or 20% of revenues, from $1.4 million, or 9% of revenues for the three months ended March 29, 2008. For the nine months ended March 28, 2009, R&D expenses were $4.3 million, or 13% of revenues, up 9% from $3.9 million, representing 9% of revenues for the nine months ended March 29, 2008. The increase in R&D expenses in the three months ended March 28, 2009 compared with the prior year period was primarily the result of the inclusion of software development expenses that previously had been capitalized and a first anniversary contingent payment related to our acquisition of Cerebellum in the third quarter of 2008, offset by reduced headcount expenses as a result of our second quarter 2009 restructuring efforts. The increase in R&D expenses in the nine months ended March 28, 2009 compared with the prior year period was primarily the result of incremental expenses from Cerebellum and the inclusion of previously capitalized software expenses.

We expect that fixed R&D expenses will be lower beginning in the fourth quarter of fiscal 2009, as a result of the additional headcount and salary reductions implemented in the second and third quarter of fiscal 2009.

Selling, General and Administrative Expenses.

(in thousands)	Three months ended March 28, 2009	% Change	Three months ended March 29, 2008	Nine months ended March 28, 2009	% Change	Nine months ended March 29, 2008
Expenses	$4,573	(10%)	$5,109	$16,731	11%	$15,020
Percentage of revenue	59%		32%	51%		34%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.6 million, or 59% of revenues, for the three months ended March 28, 2009, down 10% from $5.1 million, representing 32% of revenues for the three months ended March 29, 2008. SG&A expenses were $16.7 million, or 51% of revenues, for the nine months ended March 28, 2009, up 11% from $15.0 million, representing 34% of revenues for the nine months ended March 29, 2008.

The decrease in SG&A expenses in the three months ended March 28, 2009 compared with the prior year period was primarily the result of the reductions in headcount and salaries initiated during the 2009 second quarter. The increase in SG&A expenses in the nine months ended March 28, 2009 compared with the prior year period primarily resulted from incremental expense due to our acquisition of Cerebellum, and certain expenses recorded in the second quarter of 2009, which included a $500,000 increase in reserves for doubtful accounts based on the deterioration in the economic environment; lease dispute and settlement and associated legal fees; and relocation expenses.

We expect that fixed SG&A expenses will decrease further beginning in the fourth quarter of 2009 as a result of the additional headcount and salary reductions implemented in the third quarter of 2009.

Amortization. Due to the acquisition of Cerebellum, amortization of intangible assets increased to $80,000 and $251,000 in the three months and nine months ended March 28, 2009 respectively compared to $47,000 and $85,000 in the three months and nine months ended March 29, 2008 respectively.

Goodwill Impairment. We recorded impairments to goodwill of $73,000 and $144,000 for the three and nine months ended March 28, 2009, respectively, related to the acquisition of Cerebellum. We had no impairment charges in the three and nine months ended March 29, 2008.

Stock Compensation Expense. Under the provisions of SFAS 123R we recorded $345,000 and $1.5 million for stock-based compensation expense for the three and nine months ended March 28, 2009, respectively, and $198,000 and $622,000 for the three and nine months ended March 29, 2008, respectively, for our stock option plans, ESPP and restricted stock grants. Higher stock-based compensation expense in the three and nine months ended March 28, 2009 reflects a higher level of expense related to accounting for restricted stock grants made to Adept’s executives in September 2008. We did not record an income-tax benefit for the stock compensation expense in either period because of the extent of our net operating loss carry forwards.

Restructuring. For the three and nine months ended March 28, 2009, we recorded restructuring expenses of $149,000 and $1.4 million, respectively, related to restructuring actions initiated during fiscal 2009 as further described under “Restructuring and Cost Reduction Actions” in the Overview above. For the nine months ended March 29, 2008, we recorded $254,000 in restructuring charges as a result of our restructuring program initiated at the end of fiscal 2007.

Interest Income (Expense), Net. We recorded interest income, net of $0 for the three months ended March 28, 2009 compared with interest income, net of $71,000 for the three months ended March 29, 2008. For the nine months ended March 28, 2009, interest income, net was $48,000, compared to $259,000 for the nine months ended March 29, 2008. The decrease in interest income, net is due to a move to a more conservative cash management approach, which is to hold our cash in an interest bearing checking account instead of investing it in money market funds or auction rate securities as we had done in the prior year as well as a lower overall cash balance.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a foreign currency transaction loss of ($95,000) for the three months ended March 28, 2009, and a foreign currency transaction gain of $76,000 for the three months ended March 29, 2008, which are included in the condensed consolidated statements of operations. For the nine months ended March 28, 2009, we recorded a loss on foreign currency exchange of ($1.2) million, compared to a gain of $196,000 for the nine months ended March 29, 2008. The foreign currency transaction losses recorded in the three and nine months ended March 28, 2009 were primarily unrealized losses from the strengthening of the U.S. dollar versus the Euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in our European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the U.S. dollar for inventory purchases sourced in Japan.

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

We recorded tax benefits of $48,000 and $50,000 for the three and nine months ended March 28, 2009, respectively, which related primarily to taxes in the U.S as well as in our French subsidiary. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations. For the three and nine months ended March 29, 2008, we recorded tax provisions of $50,000 and $429,000, respectively, which related primarily to taxes in our German subsidiary as well as our Singapore branch tax.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of March 28, 2009, cash and cash equivalents were $8.7 million, a decrease of $6.5 million from $15.2 million as of June 30, 2008. Approximately $331,000 of this decrease resulted from a 14% decline in the exchange rate of the euro versus the U.S. dollar in the nine-month period from June 30, 2008.

Operating Activities: Adept used $6.9 million of cash in operating activities for the nine months ended March 28, 2009, primarily due to a net loss of $9.8 million, which was reduced by non-cash charges, including depreciation and amortization of $1.6 million, stock-based compensation charges of $1.5 million and goodwill impairment of $144,000. Other uses of cash in operating activities included a net increase in inventory of $2.3 million, excluding the write down of excess inventory of $1.4 million in the second fiscal quarter of 2009, and $500,000 paid in December 2008 to settle a lease termination dispute, offset by a decrease of $3.0 million in accounts receivable.

Investing Activities: Adept used $813,000 of cash from investing activities during the nine months ended March 28, 2009, which included capital expenditures of $726,000 for purchases of demonstration equipment and equipment used in the assembly and testing of our products and purchases of equipment related to the relocation of our principal executive offices, and capitalized software costs of $113,000, offset by proceeds of $26,000 from the sale of property related to the relocation of our executive offices.

Financing Activities: Adept used $175,000 of cash for financing activities during the nine months ended March 28, 2009, consisting primarily of $120,000 for cash payments on capital leases, a $23,000 cash payment for long term notes related to Cerebellum and $42,000 for common stock repurchases, partially offset by proceeds of $10,000 from the purchase of stock through our employee stock purchase program. Since the first fiscal quarter of 2009, Adept has not made any stock repurchases to maintain maximum liquidity and financial flexibility in light of uncertain global economic and market conditions.

Liabilities: In connection with the acquisition of Cerebellum in January 2008, we acquired certain contingent liabilities. Contingent consideration payable to the former Cerebellum stockholders include the potential payment of $65,000 in cash and $385,000 payable in shares of Adept common stock in January 2010 as the second anniversary of the transaction, provided that certain employees remain employed by Cerebellum.

Liquidity: Adept has no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

On May 1, 2009, we entered into a Loan and Security Agreement and certain related agreements with Silicon Valley Bank (“SVB”) for a revolving line of credit. Under the terms of the Loan and Security Agreement, Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or 80% of Adept’s eligible accounts receivable (the “Revolving Line Borrowing Base”). The criteria for determining eligible accounts receivable are specified in the Loan and Security Agreement. Foreign accounts receivable are only considered eligible accounts receivable if they meet the same requirements as domestic accounts receivable and are accompanied by specified types of credit support acceptable to SVB, or SVB has an enforceable first priority security interest in or other lien on such accounts.

The Loan and Security Agreement authorizes Adept to enter into foreign exchange forward purchase and sale contracts with SVB (“FX Forward Contracts”) up to a maximum amount outstanding at any time of $5,000,000. We also may use the revolving line for certain cash management services, and request that SVB issue letters of credit to others for our account. Letters of credit payable in a foreign currency are subject to a reserve equal to 10% of the U.S. dollar equivalent of the face amount of such letters of credit (the “Letter of Credit Reserve”). The aggregate amount available under the revolving line at any time is equal to the Revolving Line Borrowing Base minus the face amount of outstanding letters of credit, the Letter of Credit Reserve, an amount equal to 10% of the outstanding FX Forward Contracts, any amounts used for cash management services and the principal balance of all outstanding advances. No amounts have been drawn down under the revolving line as of the date of this filing.

Borrowings bear interest at an interest rate per annum equal to the greater of 7.00%, or the prime rate announced from time to time by SVB plus 3.00%. Our ability to make borrowings under the revolving line is subject to ongoing conditions precedent that our representations and warranties set forth in the Loan and Security Agreement are true, in all material respects, on the date on which we request the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has not been any material impairment in Adept’s business, results of operation, financial condition, or the prospect of repayment of Adept’s obligations to SVB, or any material adverse deviation from Adept’s most recent business plan submitted to SVB.

Pursuant to the Loan and Security Agreement and related agreements, Adept granted SVB a security interest in substantially all of Adept’s assets, and pledged certain of its shares of certain wholly owned subsidiaries to SVB. Certain Adept subsidiaries also guarantied Adept’s obligations under the Loan and Security Agreement, granted SVB a security interest in substantially all of their respective assets, and pledged their shares of certain indirect, wholly owned Adept subsidiaries.

The revolving line will mature on May 1, 2011, unless we terminate it earlier upon written notice to SVB. Adept must meet certain financial covenants during the term of the Loan and Security Agreement. Adept is required to maintain a minimum “Adjusted Quick Ratio” of 1.4 to 1.0. The Adjusted Quick Ratio is the ratio of Adept’s cash and cash equivalents held at SVB and at any other banks that have entered into a control agreement with SVB, plus Adept’s accounts receivable, to Adept’s current liabilities and certain consolidated debt obligations. In addition, Adept’s quarterly adjusted EBITDA, as defined in the Loan and Security Agreement, must equal or exceed specified amounts (which are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results).

We also must remain in compliance with various other covenants during the term of the Loan and Security Agreement. For example, Adept must maintain its primary operating deposit accounts with SVB, and must cause all of its U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to Adept’s designated deposit account at SVB, unless Adept’s Adjusted Quick Ratio is below 1.75 to 1.0, or there is any default under the Loan and Security Agreement, in which case SVB will first apply collections from the lockbox account toward repayment of Adept’s obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified major shareholder group) of Adept’s outstanding shares, without SVB’s prior written consent. Various other covenants place restrictions on the manner in which we conduct our business, our ability to pay dividends to stockholders, incur additional indebtedness or encumber our assets, the types of transactions (including mergers and acquisitions) we may enter into and our ability to transfer funds to subsidiaries.

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral.

We were required to pay a facility fee of $30,000 upon entering into the Loan and Security Agreement, and will pay an additional facility fee of $30,000 on the first anniversary of the effective date or upon early termination of the Loan and Security Agreement prior to such anniversary date. See Note 15 of Notes to Consolidated Condensed Financial Statements for more information about the additional fees we will pay associated with the revolving line facility Although cash requirements will fluctuate based on the timing and extent of factors such as those discussed above and in “Risk Factors”, we believe that cash generated from operations, together with the liquidity provided by existing cash balances, short-term investments and borrowing capability, will be sufficient to satisfy our liquidity requirements for the next 12 months. However, we may elect to obtain additional funding prior to that time to fund our future capital requirements, depending on many factors, including our rate of revenue growth, the impact of our restructuring activities, the timing and extent of spending to support product development efforts, expansion of sales, marketing and support operations and any acquisitions activity. For further details regarding Adept’s operating, investing and financing activities, see the Consolidated Condensed Statements of Cash Flows in this quarterly report.

Contractual Obligations

A summary of our contractual obligations as of March 28, 2009 follows:

	Payment due by period
	Total	Less Than 1 Year	Years 2 and 3	Years 4 and 5	More than 5 Years
Operating lease obligations (1) (2)	$10,061	$1,897	$3,082	$2,747	$2,335
Capital lease obligations and other long-term liabilities	258	108	118	32	—
Purchase obligations	9,239	9,239	—	—	—
Obligations related to restructuring (3)	247	247	—	—	—

Total	$19,805	$11,491	$3,200	$2,779	$2,335

(1)	Operating leases primarily represent commitments for facilities, along with lesser obligations for office equipment and motor vehicles. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

(2)	The principal item included in the operating leases are Adept’s leases for its principal executive offices and related research and manufacturing operations in Pleasanton, California. The two lease agreements involve annual rent payments of $690,826 and $414,486, respectively, each subject to a 3% annual increase, for a seven year lease term with a five year extension option.

(3)	Restructuring obligations include cash severance payments related to our restructuring activities during the second and third quarter of fiscal 2009.

New Accounting Pronouncements In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations entered into after the second quarter of fiscal 2009.

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

(in thousands)	March 28, 2009	Fair Value
Cash and cash equivalents	$8,747	$8,747
Average rate	0.66%	0.66%

Currently our funds are in an interest bearing checking account.

We conduct business on a global basis. Consequently, we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for the Company. We have historically employed, but do not currently employ, a currency hedging strategy. Pursuant to the SVB Loan and Security Agreement entered into in May 2009, we have the ability to enter into foreign exchange forward purchase and sale contracts with SVB.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 28, 2009, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded that Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in the company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 28, 2009 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

Prior to the first quarter of fiscal 2009, Adept completed procedures intended to achieve Sarbanes-Oxley 404 compliance, which are tested quarterly.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended December 27, 2008, the declaratory relief action by the landlord of our former Livermore facilities captioned Tri-Valley Technology Campus, LLC v. Adept Technology, Inc., Superior Court of the State of California, County of Alameda, Case No. VG08401607, was dismissed on January 28, 2009.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008, this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarters ended September 27, 2008 and December 27, 2008 and in our Current Reports on Form 8-K filed with the SEC.

We have initiated two restructuring efforts in fiscal 2009, have engaged in substantial restructuring activities in the past, and may need to implement further restructurings in the future, and we cannot assure you that our restructuring efforts will have the intended effects or that they will not negatively impact our business.

The intelligent automation industry is subject to rapid change, including responses to the overall economic environment, and shifts between particular industries and geographies that actively purchase and implement automation systems. These changes can have a substantial impact on our business, as our sales into established industries may decrease more rapidly than our sales into new growth targets, resulting in insufficient revenue levels compared to our operational overhead and product investment. From time to time, we have responded to such changes by restructuring our operations. At the end of fiscal 2007, we also restructured our operations to lower fixed operating costs and focus our sales and engineering resources to our higher growth target markets. In the second quarter of fiscal 2009, we initiated a restructuring including headcount reductions and the closure or consolidation of certain Adept sites, consolidation of certain functional activities and additional outsourcing measures. At the end of the third quarter of fiscal 2009 and the beginning of the fourth quarter, we reduced executive and employee salary compensation, made further headcount reductions and took additional cost-cutting measures. Despite our efforts to structure our company and our business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, we cannot assure you that the reductions in sites, workforce and other cost-cutting measures made to date will have the effect currently expected by our management or that they will not be harm our future business operations and prospects. We also cannot be certain that we will not be required to implement further restructuring activities, make additions, reductions or other changes to our management or workforce based on other cost reduction measures or changes in the markets and industry in which we compete. Our inability to structure our operations based on evolving market conditions could negatively impact our business. Restructuring activities can create unanticipated consequences and negative impacts on the business, and we cannot be sure that any future restructuring efforts will be successful.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Issuance

As previously disclosed by Adept Technology, Inc., Adept entered into a Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation, a French société par actions simplifiée, pursuant to which Adept France acquired Cerebellum. On January 13, 2009, Adept issued 141,922 shares of its common stock to the five former shareholders of Cerebellum pursuant to the Share Purchase Agreement in a private transaction pursuant to the exemption from registration under the Securities Act provided by Regulation S.

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

Common Stock Forfeitures for Tax Withholdings

Issuer Purchases of Equity Securities

On January 1, 2009, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
December 28, 2008 to March 28, 2009	21,198	$3.75

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*+	Form of Restricted Stock Agreement for use in connection with April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan.

10.2*+	Letter Agreements and Mutual Release, effective May 4, 2009, regarding separation terms for Gordon Deans.

10.3*+	Summary of Executive Officer Base Salary Compensation, as amended April 2009.

10.4+	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

10.5+	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank

10.6+	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

10.7+	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ Lisa M. Cummins
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ John Dulchinos
John Dulchinos
President and Chief Executive Officer

Date: May 11, 2009

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*+	Form of Restricted Stock Agreement for use in connection with April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan.

10.2*+	Letter Agreements and Mutual Release, effective May 4, 2009, regarding separation terms for Gordon Deans.

10.3*+	Summary of Executive Officer Base Salary Compensation, as amended April 2009.

10.4+	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

10.5+	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank

10.6+	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

10.7+	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

+	Filed with this Quarterly Report on Form 10-Q