Form 10-K
period 2009-06-30
ADEPT TECHNOLOGY INC
filed 2009-09-18
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 0-27122

ADEPT TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-2900635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5960 Inglewood Drive, Pleasanton, CA	94588
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (925) 245-3400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 26, 2008) was $13,956,764. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of September 14, 2009, approximately 8,304,195 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III hereof, including Part III, Items 10, 11, 12, 13 and 14.

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

Adept helped pioneer the robotics industry, and with more than 25 years of operating expertise, we continue to lead in the development of innovative robotics solutions to meet the changing needs of automation. Our robotics solutions are targeted at automated applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, distributors, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems, software and services to emerging automation markets, including packaging, solar and medical; as well as to the disk drive/electronics market and traditional industrial markets, including industrial automation and automotive electronics.

Our product range includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, industrial robots, and advanced vision-based flexible parts feeders. Our core offering combines our motion controls systems with application software, which we generally sell together with our own vision-guidance technology and/or our third parties’ robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept.

The Need for Automation

The benefits of automation include improved control, efficiency and productivity, higher and more consistent quality, and improved record-keeping. For decades, industries such as automotive and electronics have utilized robotic systems in their manufacturing operations to stay competitive, reduce costs and provide a safer environment for workers. Such industries are heavily dependent on automation to manufacture, assemble and package their products. In many other industries, the use of automation is only just beginning, spurred by changes in the regulatory and competitive environment, and always with a focus on achieving greater productivity at a lower cost.

Packaging—The use of packaging around commercial products continues to increase, as factors such as expediency, variety and safety have become more important to consumers. Additionally, in many cases the packaging around a product has become as important as the product itself, in terms of delivering benefits such as convenience, branding or market differentiation. Increased use of packaging in various consumer products is fueling the need for automation to address the challenges that arise in the packaging process. These challenges include the need for flexibility, the need to maintain a clean or sterile environment, the ability to process high volumes and the ability to track products that are perishable or that may pose future unknown risks. For example, prescription medications must be packaged in a contamination-free environment, precisely measured or counted, accurately labeled and thoroughly documented. Automation provides a higher degree of precision and control over such processes than do manual operations to ensure that prescriptions are accurate, safe and traceable.

Cost considerations are also an important catalyst for automated packaging, particularly in applications such as food, where products are often packaged locally for reasons including freshness, regional branding or specific regulatory requirements. Automation is often a more cost efficient alternative to maintaining a sufficient number of local employees because more productivity can be achieved more quickly, in less space and with less risk of contamination.

Packaging automation systems are increasingly being employed with applications such as food, consumer goods, cosmetics and pharmaceuticals. According to ARC Advisory Group, the overall market for parallel robots used in such applications is growing at an annual rate of 30%, of which a large share is being driven by packaging applications.

Solar—The growing desire of consumers and governments for reduced dependence on oil, natural gas and coal and global concerns about fossil fuel pollution and climate change are spurring the commercial development of solar panels to provide clean, renewable energy. However, the equipment infrastructure and the expertise to manufacture solar energy devices are in an early phase of development. Today, government subsidies and technological expertise are fueling the first concentrated development of solar manufacturing in certain regions, such as Germany and the Silicon Valley of California. While economic concerns are currently constricting the pace of this development, over the next several years, solar energy production is expected to increase in almost every area of the world. Automation brings benefits at many stages of the delicate and exacting process of solar cell and panel manufacturing. For example, automation allows manufacturers to produce higher volumes in less space, ensures that product specifications can be precisely replicated to ensure consistent product quality, and reduces breakage to enable higher yields.

The worldwide photovoltaics market is poised for significant growth, with capacity forecasted to grow at a compound annual growth rate of 49% from 2009 to 2013, according to the market research firm DisplaySearch. Significant opportunity exists for automation suppliers such as Adept as solar device manufacturers set up their production facilities and develop capacity. Based on similarities in processes and products, the solar industry is expected to develop along similar lines as the heavily automated semiconductor industry over the longer term. Consequently, automation will likely continue to be an important tool for manufacturers as solar production technology evolves and changes such as smaller wafer dimensions, larger die size and a larger number of pins create additional challenges in terms of consistency, quality and yield.

Medical—Automation in the medical market is used in a range of medical, pharmaceutical and healthcare related applications, from the manufacture of medical devices, to the automation of repetitive operations in diagnostic and pharmaceutical labs, to emerging techniques for computer assisted robot-based surgical procedures. The medical market is highly regulated and characterized by a high need for precision and safety. Automation provides many advantages, including minimizing opportunities for contamination, ensuring consistency and precision of processes and documentation of all process steps for subsequent tracking or review.

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

Adept’s Automation Solutions

Adept’s business is focused towards delivering intelligent, flexible automation products, components and services for assembly, packaging, material handling inspection and lab automation applications under two operating segments: Robotics and Services and Support. Financial information regarding our Segments is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Robotics segment provides intelligent motion controls systems, vision inspection and guidance systems, production automation software and robot mechanisms to customers. With motion controls at the core, any of the other product components we offer can be combined to offer our customers a tailored solution to address specific application requirements.

Our Services and Support segment provides support services to customers, including spare parts for and/or remanufacture of robot mechanisms, information regarding the use of Adept’s automation equipment, ongoing support for installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming, geared towards manufacturing engineers who design and implement automation lines.

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

Founded in 1983, Adept is the largest U.S. based manufacturer of industrial robots. We were incorporated in California in 1983 and reincorporated in Delaware in 2005. Our principal executive offices are located at 5960 Inglewood Drive, Pleasanton, California 94588. Our telephone number at that address is (925) 245-3400. Our website address is www.adept.com. Our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, referred to as the “Securities Exchange Act,” can be accessed, free of charge, at our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC.

Robotics Segment

Adept is a pioneer and market innovator in developing intelligent robotics and advanced control systems. Our systems are designed for easy integration, deployment and use. We offer a unique robotic control system that combines tightly integrated vision, motion control and geometric object recognition. This tight integration helps to reduce development costs, risks associated with precision applications and the total cost of implementation, and is a key differentiator for Adept. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

We offer four families of robots:

•	The widely employed 4-axis Cobra family of robots, which are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms designed for assembly and material handling tasks;

•	Adept Quattro parallel robots for high-speed packaging, assembly and loading/unloading applications;

•	Adept Viper 6-axis articulated robots for high-speed precision assembly; and

•	Modular Adept Python single axis robot mechanisms that are highly configurable by the user.

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

Advanced Controls and Software

Adept’s proprietary robotic control system, consisting of controls and software, is characterized by unique features, including tightly integrated vision, motion control and geometric object recognition; a compact design; scalability; and flexibility. These features combine to offer a powerful controls platform that enables our customers to reduce the cost and optimize the performance of their automation environment. Tight integration of vision and motion controls enables exceptional performance of robot mechanisms, for example, enabling increased dexterity, faster cycle times and better precision. Adept’s controls are the most compact in the automation industry, reducing the footprint of space needed and thus reducing costs for our customers. A scalable design allows Adept’s control platform to handle applications ranging from simple to very complex. Additionally, Adept’s control system is designed to work with both Adept robots and third party robot mechanisms. Adept also enables manufacturers to coordinate multiple Adept robots with one controls system, using Adept’s proprietary digital servo network distributed controls architecture based on the industry standard, high-speed IEEE-1394 FireWire network.

Controls

The Adept SmartController CX is an ultra-compact, high-performance robot and vision controller based on Adept’s proprietary SmartServo distributed architecture. The Adept SmartServo distributed servo control network seamlessly integrates motion control for up to 24 axes, vision guidance and inspection, and real-time networking and communications functions. Benefits of Adept SmartController include reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support while maintaining compliance with domestic and international safety specifications.

Adept MotionBlox technology offers convenient and economical scalability to add one or more axes to any Adept robot or Adept controller system. These self-contained multiple and single channel power amplifiers, with an on-board microprocessor, are mounted directly on (or in) the robot mechanism. Adept MotionBloxServo kits are plug compatible with Adept’s SmartServo distributed servo network. Additionally, Adept motion controls can be used with third-party robot mechanisms, feeders, servo-controlled conveyors, or other servo and process-control axes.

Adept controllers are unique in that they are able to operate both with Adept’s own robots and with third-party European and Japanese robotic systems and to enable higher performance from all these robots. With more than 35 kinematic models, or configurations of controls and robot mechanisms, we are able to control and integrate multiple vendor products and systems.

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

Software

Adept Automation Control Environment (ACE) is a real-time application software environment designed to make it easier to program, integrate and deploy one or more robots. Targeted at packing, handling and assembly applications in the packaging, solar and medical markets, ACE integrates the functionality of sophisticated robot applications such as robot motion, robot location, vision, conveyer tracking, and communications in a comprehensive, easy to use graphical application software interface. ACE is built on the Microsoft®. net platform, making it easy to install on any PC and compatible with the Microsoft Windows® application environment. Enhanced application development and configuration capabilities for packaging applications is also available through our ACE PackXpert™ software, which is specifically designed to speed deployment of packaging applications in automated environments. Adept developed the first modern programming language for robots, and our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This comprehensive programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

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

Adept Quattro is a unique, proprietary four-parallel arm robot specifically designed for high-speed packaging and material handling. Introduced in February 2007, Adept Quattro has achieved the fastest growth of any Adept robot product. Adept Quattro currently offers the highest performance and most compact footprint in the automation industry. It is further differentiated by simplicity of integration and programming, which minimizes the use of engineering resources. Adept Quattro is targeted at applications such as loading/unloading, inspection, categorization and solar panel assembly in the solar industry and kitting, carton and case packing applications in the food, consumer goods, cosmetics and pharmaceutical industries.

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

Customers

We sell our products to system integrators, distributors, Global 1000 companies and OEMs. Adept’s robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the packaging, solar, medical, disk drive/electronics, automotive electronics and industrial markets. No one customer accounted for more than 10% of our revenues for any of the past three fiscal years, therefore the loss of a single customer would not be expected to have a long-term material adverse affect on the Company.

Financial information regarding revenue derived from domestic and international customers and long-lived assets based upon geographic area is included in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sales and Distribution

We market our products through system integrators, sales representatives and distributors, our direct sales force and OEMs.

System Integrators—We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with over 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe, these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept’s integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally, a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

Sales Representatives and Distributors—We utilize a network of sales representatives and distributors to provide cost-effective sales coverage in smaller markets where it is prohibitively expensive for us to allocate direct sales resources. We use a combination of exclusive (Adept product only) and non-exclusive sales representatives and distributors who sell our robot and vision guidance products in their standard forms. Adept also provides service and support for customers who have purchased Adept products through one of our sales representatives or distributors. As of June 30, 2009, we had 20 sales representatives and distributors in smaller, less strategic regions around the world.

Direct Sales Force—We employ a sales force of sales personnel and application engineers that is currently organized around our primary target markets and that sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2009, our North American sales channel included a direct sales force of ten employees and seven sales agencies. We have three North American sales and customer support offices located in Pleasanton, California, Cincinnati, Ohio, and Charlotte, North Carolina. As of June 30, 2009, our international sales organization included 15 direct sales employees and nine agents covering Europe, Asia and South America.

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

OEMs—Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM’s label to other resellers and end users. Unlike our system integrator channel, OEMs are responsible for all marketing, sales and customer support and for maintaining the associated spare parts to service the end users of the integrated product.

Research and Development

We focus our research and development efforts on the development of an integrated product line, which furthers our factory automation approach and which reduces costs, enhances performance, and improves ease of use for our customers. Research and development activities are focused on the design of our motion and vision control hardware and the robotic mechanisms that utilize them along with advanced software for vision, motion control and applications.

As part of our corporate restructuring at the end of June 2007, we consolidated our primary research and development activities in Quebec, Canada into our Northern California facility. In the third quarter of 2008, we acquired Cerebellum Automation SAS and added a research and development facility in France.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2009, we had 32 employees engaged in research, development and engineering. Our research, development and engineering expenses were approximately $5.7 million in fiscal 2009, representing 14% of revenues, and $5.4 million in fiscal 2008, representing 9% of revenues.

Manufacturing

The majority of our robot mechanisms are sourced externally and Adept’s manufacturing operations, which are located in Pleasanton, California and Dortmund, Germany, are focused on product assembly, integration and test. We strategically outsource sub-components of our systems, including electronic assemblies and mechanical mechanisms. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

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

Backlog

Our product backlog at June 30, 2009 was approximately $6.5 million as compared to approximately $10.9 million at June 30, 2008. The decrease in backlog at the end of fiscal 2009 as compared to the end of fiscal 2008 reflects the constriction of capital investment by our customers due to global economic weakness. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2009 to ship during fiscal 2010. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2009, we had 134 employees worldwide. Of the total, 32 were engaged in research and development, 25 in sales and marketing, 28 in service and support, 25 in operations, and 24 in finance and administration.

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

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2009, we had 10 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. Adept attempts to protect its intellectual property by restricting access to its proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Seasonality

Historically, orders have been lower in the first half of our fiscal year and higher in the second half of our fiscal year, with a decline between the last quarter of our fiscal year and the first fiscal quarter of the next year. This historical seasonality is due, in part, to the concentration of sales into the European market. Revenues in each quarter will vary based on European market seasonality and on the particular timing of major programs to key customers. We expect that this seasonality will affect our business in fiscal 2010 but may become less dramatic in the foreseeable future as our Quattro packaging business increases world-wide and partially offsets the seasonal pattern.

ITEM 1A.	RISK FACTORS

Our operating results fluctuate from quarter to quarter due to factors that are difficult to forecast, are often out of our control, and can be extremely volatile.

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. Factors that may contribute to these fluctuations include:

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions, or demand domestically and internationally in any of our industries;

•	our ability to effectively manage our working capital;

•	changes in market acceptance of our products or shifts in demand for our products;

•	changes in our strategy, and organizational changes made to execute that strategy;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our distribution channels, our suppliers, or our competitors;

•	pricing and availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our failure to anticipate the changing product requirements of our customers;

•	our inability to adjust certain fixed costs and expenses;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales or operations;

•	seasonal fluctuations in demand and our associated revenue;

•	costs incurred in connection with regulatory compliance for the industries we serve;

•	our ability to expand our product offerings through acquired technologies and products;

•	extraordinary events such as litigation, product liability claims or mergers and acquisitions activity; and

•	unforeseen costs in international or industry expansion.

We generally recognize product revenues upon shipment, or sometimes upon receipt by customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A significant percentage of our product shipments occur in the last month of each fiscal quarter. This can make it very difficult to reliably forecast the level of demand for our products for a particular fiscal quarter. We may also enter into agreements requiring us to accept certain orders meeting agreed criteria and to hold specified levels of inventory available for order under certain circumstances. To address these difficulties, we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. Further, an order cancellation, reduction or delay in shipments near the end of a fiscal period may cause sales to fall below expectations and harm our operating results for that period. As a result, our operating results vary and we may not be able to achieve or sustain our profitability on a quarterly or annual basis in the future.

Our gross margins can vary greatly for a number of reasons, and our operating results tend to fluctuate as a result of that variance.

The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products like mechanical subsystems, and higher margin controller products or robotics mechanisms. Factors that impact gross margins include the operational factors listed above as well as:

•	the costs to manufacture, service and support our products and enhancements;

•	the costs to customize our systems;

•	the volume of products produced and any associated production volume variances;

•	our efforts to enter new markets; and

•	certain inventory-related costs including obsolescence of products and excess inventory.

While we intend to aggressively pursue opportunities to sell our higher margin products, we cannot give any assurances regarding the growth of our sales of these products in the future.

We have experienced operating losses and negative cash flow in the past, and have limited cash resources, which could impair our ability to invest in growth and adversely affect our results of operations.

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our operating or extraordinary expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of those existing cash balances. In May 2009, we entered into a new credit facility, and we depend on this credit as well as funds generated from operating activities to meet our operating requirements and execute our growth plan. This new credit facility subjects us to certain financial and operating covenants, the failure of which would prevent us from borrowing under this credit facility. If we are unable to obtain and maintain sufficient capital on favorable terms, it could have an impact on our flexibility to pursue additional expansion opportunities or make other investments in our growth, and could impact our business and results of operations.

Our recent restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. In order to lower our operating costs, during fiscal 2009 we implemented and completed restructuring actions that included reducing headcount, closing or consolidating certain Adept sites, consolidating certain functional activities, and outsourcing additional business activities. At the end of fiscal 2007, we also restructured our operations to lower fixed operating costs and focus our resources on higher growth target markets. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected consequences and a negative impact on our business. While our most recent restructuring efforts resulted in cost reductions we had anticipated, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. Furthermore, we may be subject to claims for employee terminations that are perceived to be unjustified as a result of reductions in force associated with restructuring. If we are unable to structure our operations effectively or if we face costly termination claims, our current or future business operations and prospects could be harmed.

Global economic conditions currently affecting our customers and suppliers may also negatively affect our financial results by decreasing our sales and increasing our risk of credit-related losses.

The current global economic crisis has created a widespread slowdown in capital investment, manufacturing, and demand for consumer products. In response to these circumstances, our suppliers may significantly increase their prices or reduce their output, and some of our customers have, and may continue to defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations where they generate insufficient revenue and cannot secure financing.

A substantial portion of our sales are to system integrators that specialize in designing and building production lines for manufacturers. Many of these companies are small operations with limited financial resources, and collecting payments from them has occasionally been difficult. During market downturns, the limited resources of these customers may threaten their viability, and this could reduce our revenue and increase our credit losses. Customers also may modify or cancel plans to acquire our products in the future, and may seek to renegotiate pre-existing contractual commitments. Further, our customers’ inability to fulfill payment obligations may adversely affect our revenue and cash flow. We perform ongoing credit evaluations of our customers, but to the extent we are unable to mitigate this risk of collections from customers negatively impacted by the economic downturn, our results of operations will be harmed.

Our inability to react quickly and adequately to increases or decreases in demand for our products could harm our business and results of operations.

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success is directly dependent upon the capital expenditure budgets of our customers, which tend to be cyclical. The current downturn in some of our major markets has resulted in cutbacks in capital spending, and our business has been, and may continue to be, directly and negatively impacted as a result. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity, and accelerated declines in average selling prices. During a period of declining demand, we must be able to quickly and effectively reduce expenses, and we have implemented several worldwide restructuring programs to realign our business to the changes in our markets. However, our ability to reduce expenses is limited by our need to retain and motivate key employees, and by our need for continued investment in product engineering, research and development. We also have extensive ongoing customer service and support requirements and must maintain a certain level of inventory to satisfy potential customer commitments, as well as administrative costs that cannot easily be reduced.

While the current economic environment is creating the need to decrease our expenses in response to a decrease in demand, we also must be able to maintain the ability to quickly increase our manufacturing capacity upon an increase in orders or general upturn in any of our markets. Typically, upturns in markets such as disk drive or electronics have been characterized by abrupt increases in demand, and production under-capacity. We must be able to ramp up in times of increased demand and hire a sufficient number of qualified personnel to service our customers, and our inability to do so could cause current or future customers to place orders with our competitors instead of us.

The long sales cycle, customer evaluation process, and implementation period of our products may increase the costs of securing sales and reduce the predictability of our earnings.

Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance and capability, and then to install and integrate them into larger systems. As a result, our sales process is often subject to the evaluation and approval delays that are typically associated with large capital expenditures. The sales cycles for our products often last for many months or even years, and orders expected in one quarter may shift to another or be cancelled entirely because of customers’ budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent the generation of revenue. The time required for our customers to incorporate our product into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.

Our international operations and sales and our reliance on foreign suppliers subject us to foreign currency exchange risks, divergent regulatory requirements, and other financial and operating risks outside of our control that may harm our operating results.

We have significant and expanding operations outside the United States and a substantial majority of our revenue is derived from non-U.S. sales. International sales represented 69% and 68% of revenues for fiscal 2009 and fiscal 2008, respectively. We expect that revenue from our international sales and operations will continue to account for a significant portion of our total revenue. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations which include:

•	difficulties coordinating operations subject to differing regulatory regimes;

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	tariff regulations and other trade barriers;

•	transportation costs and delays;

•	foreign currency fluctuations;

•	stringent local jurisdictional requirements, such as employees and union activity considerations;

•	slower payment patterns and greater difficulty collecting accounts receivables from foreign jurisdictions; and

•	potentially adverse tax consequences.

We face exposure to fluctuations in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in currencies other than the functional currencies of our subsidiaries or the reporting currency of our company, which is the U.S. dollar. Additionally, we make foreign currency-denominated purchases of certain components and mechanical subsystems from some of our foreign suppliers, and thus remain subject to the transaction exposures that arise from foreign exchange movements between the date that the transactions are recorded and the date cash is received. Continued fluctuations in the values of foreign currencies could have a negative impact on our business, financial condition and results of operations.

We depend on outsourced manufacturing and information technology capabilities and single source suppliers, and if we experience disruptions in this supply or prices increase, our business may suffer.

We outsource most of our manufacturing functions, and obtain many key components, materials, and mechanical subsystems from sole or single source suppliers. We have limited contracts or guaranteed supply arrangements with these suppliers, and the lack of alternate sources and lengthy qualification process for replacement suppliers involves certain significant risks. These risks include whether or not new suppliers will provide adequate quantities of components, materials or mechanical subsystems with sufficient quality on a timely basis, and the risk that supplier pricing may be higher than anticipated. If we are unable to obtain the components, materials, or mechanical subsystems that we require on a timely basis, at acceptable prices, and of sufficient quality, we could lose current or future business. In the past, we have experienced quality control or specification problems with certain components provided by sole source suppliers, and have had to design around the particular flawed items. Any quality issues could result in customer dissatisfaction, lost sales, or increased warranty costs, and could harm our results of operations.

Any significant price increase or disruption of our supply sources could interrupt our product shipments, require reengineering of these products, and damage relationships with current and prospective customers. If our suppliers cease manufacturing components that we require for our products, we may need to purchase a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. Finally, if we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely and cost-effective basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired.

We also outsource most of our IT functions. We rely on third parties to ensure that our operational needs are met, which subjects us to risks arising from the loss of control over the process. The risks we face with IT outsourcing are similar to those we face with the outsourcing of our manufacturing, including potential price changes and disruption or termination of services. A failure of our service provider to adequately perform may have a significant adverse affect on our operations.

Our failure to keep up with the rapid pace of technological change and new product development would harm our ability to compete.

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. We must be able to anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized, because many of our products are used by our customers to develop, manufacture, and test their own products. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing and marketing products that do not achieve broad market acceptance. Furthermore, if we are unable to develop new and enhanced products meeting customers’ changing technical specifications on a timely and cost-effective basis, we could lose our competitive position, and our products or technologies may become uncompetitive or obsolete. We also must make decisions about whether or not to develop and offer products to a given market or to penetrate new markets, and if our judgment about the size, growth, and profitability of that market is incorrect, our business and results of operations could be harmed.

The market for intelligent automation products is intensely competitive, which may make it difficult to manage and grow our business or to maintain or enhance our profitability.

We compete with a number of robot, motion control, machine vision, and simulation software companies, and many of them have substantially greater financial, technical, manufacturing, and marketing resources than we do. Our competitors in the robot market include integrated manufacturers that produce robotics equipment for internal use, and also compete with our products for sales to other customers. Because they can generate substantial unit volumes to satisfy internal demand, these competitors may have greater flexibility in pricing than we do. We believe that the principal competitive factors affecting the market for our products are:

•	product features, functionality, and ease of use;

•	price;

•	customer service; and

•	delivery—including timeliness, predictability, and reliability of delivery commitment dates.

We may not be able to compete successfully in the future and our investments in research and development, sales and marketing, and support activities may be insufficient to maintain our competitive advantage. Increased competitive pressure could result in a loss of sales or market share, and could force us to lower prices for our products. Any of these results could harm our business.

The growth of our business depends upon the development and successful commercial acceptance of our new products.

Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business. We depend upon a variety of factors to ensure that our new and enhanced products are successfully commercialized, including timely and efficient completion of hardware and software design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur in the introduction of new products, or between a product’s initial introduction and commencement of volume production. The development and commercialization of new products involve many difficulties, including:

•	identification of new product opportunities;

•	retention and hiring of appropriate research and development personnel;

•	determination of the product’s technical specifications;

•	successful completion of the development process;

•	successful marketing of the product and achieving customer acceptance of new products; and

•	additional customer service and warranty costs associated with supporting new product introductions and/or effecting subsequent potential field upgrades.

The development of new products has required, and will require, that we expend significant financial and management resources. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, or our new products are not commercially successful, our business and operating results may be harmed.

Because of our cost control efforts, we have limited resources to allocate to research and development and must allocate our resources among a wide variety of projects. However, we cannot be certain that we will receive significant, if any, revenue from these investments. The cost of failing to invest in strategic products is high because of intense competition in our industry, so if we do not adequately invest in research and development, we may be unable to compete effectively in the intelligent automation markets in which we operate.

We do not generally have long-term contracts with our customers, and our order bookings and backlog cannot be relied upon as a future indicator of sales.

We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be cancelled under certain circumstances. As a result, we are exposed to competitive price pressures on every customer order, and our agreements with customers do not provide meaningful assurance of future sales. Furthermore, our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand for our products or future revenue, because the orders constituting our backlog are subject to changes in delivery schedules and may be subject to cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact our financial condition and results of operations.

We market and sell our products primarily through an indirect channel comprised of third party resellers, and are subject to certain risks associated with this method of product marketing and distribution.

We believe that our ability to sell products to systems integrators and OEMs will continue to be important to our success. However, our relationships with these partners are generally not exclusive, and we cannot control the timing or amount of their procurement or marketing of our products. Some of the systems integrators and OEMs who sell our products may also expend a significant amount of effort or give higher priority to selling products of our competitors. If they choose to promote competing products or simply fail to market our products successfully, our revenue could decrease. Furthermore, any of our system integrators or OEMs could simply discontinue their relationships with us, which could negatively impact our business, financial condition or results of operations.

As we enter new geographic and applications markets, we must locate and establish relationships with system integrators and OEMs to assist us in building sales in those markets. Because of product integration expenses and the large amount of training required, it can take a significant amount of time and resources to establish a profitable relationship with a system integrator or OEM. We may not be successful in establishing or maintaining an effective relationship with new system integrators or OEMs, and our failure could adversely affect our business, financial condition and results of operations.

If we cannot identify and acquire other technologies and products, our ability to expand operations and increase revenue may be impaired.

We are continually exploring merger and acquisition opportunities, and expect that acquisitions of complementary products and technologies in the future will likely again play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is restricted by our cash constraints, as well as the level and volatility of our common stock price and its thin trading volume, which affects our liquidity and makes equity transactions more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired.

Any future acquisitions could be difficult to integrate, disrupt our business, increase our expenses, and adversely affect our financial condition or results of operations.

We may make, acquire, or invest in, other businesses that offer products, services, and technologies that management believes will further our strategic objectives. Any acquisitions or investments we make would present risks associated with these types of transactions, including:

•	difficulties in combining the product offerings, operations, or workforce of an acquired business;

•	difficulties in maintaining uniform standards, controls, procedures and policies;

•	the loss of key personnel or customers from either our current business or the acquired company’s business;

•	adverse effects on existing relationships with suppliers and customers;

•	disruptions of our on-going businesses;

•	difficulties in realizing our financial and strategic objectives through successful integration of the acquired business;

•	negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;

•	risks of entering new markets in which we have limited or no previous experience;

•	assumption of unanticipated problems or liabilities, such as problems with the quality of the acquired company’s product; and

•	diversion of financial and management resources from existing operations.

The risks described above, either individually or in the aggregate, could significantly harm our business, financial condition and results of operations. We expect that any future acquisitions could provide for consideration to be paid in cash, shares of our common stock, or a combination of cash and common stock, which could result in dilution of our stockholders’ equity interest. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Our products could have unknown defects or errors which may give rise to claims against us, increase our expenses, or harm our reputation.

Our hardware and software products are complex and despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems. Any defects or errors could result in expensive and time-consuming design modifications or warranty charges, harm customer relationships, and result in loss of market share. Furthermore, these problems could harm our reputation and future business prospects. We expect and aim to generate increasing amounts of revenue from sales of recently released products,. As a result, the negative impact on our business resulting from defects in such products could be significant.

The existence of any defects, errors, or failures in our products could also lead to product liability claims or lawsuits against us, our channel partners, or against our customers. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Additionally, as sales of our products increase, we may be unable to maintain product liability insurance at satisfactory rates or in adequate amounts. Any claim could result in significant legal defense costs, divert management’s attention and resources, harm our reputation, and negatively impact our business and financial condition.

Our failure to protect our intellectual property and proprietary technology may significantly impair our competitive advantage.

Our success depends in part upon protecting our proprietary technology and trade secrets. We primarily rely on a combination of patents, trademarks, copyrights, trade secret protection, licenses, and nondisclosure agreements to protect our proprietary rights, but have not always sought patent, registration, or similar protection on our technology where it may have been available. The steps we have taken, as well as applicable law, may not be sufficient to prevent the misappropriation of our intellectual property or to provide us with any commercial advantage. The process of obtaining patent protection can be time consuming and costly, and our ability to enforce our intellectual property rights is subject to uncertainty and general litigation risks.

We may face costly intellectual property infringement claims.

Allegations of intellectual property infringement by our existing or future products may arise and could include claims against us, our manufacturers, our suppliers, or even our customers. Because there are numerous patents in the automation components industry, it is not always practicable to determine in advance whether a product or any of its components infringes the intellectual property rights of others. As a result, we may be forced to respond to intellectual property infringement claims to protect our rights or defend a customer’s rights. Regardless of merit, these claims could consume valuable management time, result in costly litigation, or cause product shipment delays. In settling these claims, we may be required to cease selling subject products or services, pay damages, redesign the challenged technology, or enter into unfavorable royalty or licensing agreements with the third parties claiming infringement. Any of these could seriously harm our business, operating results and financial condition.

Forecasting our estimated annual effective tax rate is complex and material differences between forecasted and actual tax rates or a conclusion as to the sufficiency of other tax liabilities could have a material impact on our results of operations.

Forecasts of our income tax position and resultant effective tax rate are complex and subject to uncertainty. Each year our income tax position combines the effects of a mix of profits and losses earned by us and our subsidiaries in tax jurisdictions with a broad range of income tax rates and benefits from deferred tax assets. To forecast our global tax rate, we estimate our pre-tax profits and losses by jurisdiction, and calculate our tax expense by jurisdiction. If the mix of profits and losses, our ability to use tax credits, or effective tax rates by jurisdiction is different than those estimates, our actual tax rate could be materially different than forecasted. Furthermore, we provide for certain tax liabilities that involve significant judgment. We are occasionally audited by tax authorities. While we believe our tax positions are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in our financial statements and could have a material effect on our income tax provision, net income, or cash flows in the period in which the determination is made.

If our products do not comply with standards set forth by the European Union, we will not be able to sell them in Europe.

The hardware products we sell in the European Union are required to comply with European Union Low Voltage, Electro-Magnetic Compatibility and Machinery Safety directives and similar regulation. The EU mandates that any products we sell in Europe carry the CE mark to denote that they are manufactured in strict accordance to design guidelines in support of these directives. The guidelines are subject to change and to varying interpretation, and new guidelines impacting machinery design go into effect each year. We use TUV Rheinland to help certify that our controller-based products meet applicable EU directives and guidelines, and they declared that Adept hardware products are exempt from the EU Directive WEEE/RoHS (Waste Electrical and Electronics Equipment/Reduction of Hazardous Substances). Although our existing certified products meet the requirements of the applicable EU directives, we cannot provide any assurance that future products can be designed, within market window constraints, to meet the future requirements. If at any time any of our major hardware products do not meet the requirements of the EU directives, we would be unable to legally sell them in Europe. This could harm our business, financial condition and results of operations.

Our investments in certain new markets subject Adept to increased regulation and potential product liability, and there is no guarantee that we will be successful in these markets or that risks related to these industries will not have an adverse affect on our business.

Our systems and controls are sold in a variety of industries, including solar, packaging and medical, among others. Our penetration of the packaging market for food and certain other regulated items where we see potential revenue growth will also require additional costs to fulfill necessary certification and compliance processes. As part of our increased focus on the medical market, we have increased our strategic focus on sales for certain applications that are highly regulated, including computer assisted robot-based surgical procedures, the manufacture of medical devices, and the automation of repetitive operations in diagnostic and pharmaceutical labs. Furthermore, as we start to engage in certain activities in the medical industry, we must ensure that our products and systems comply with various regulatory requirements relevant to medical applications. This will increase certain costs necessary for the operation of our business, and our failure to obtain or maintain compliance with these requirements could have an adverse effect on our ability to sell our products or subject us to regulatory actions or fines.

As we penetrate new markets, our business exposure to product liability claims increases. For example, the medical device industry has historically been litigious, and we could face financial exposure to product liability claims if the use of our product is involved in an injury or death. Any weaknesses in training and services associated with our products may also subject us to product liability lawsuits in our target markets. Historically, our operations and sales in other industries has not subjected us to a significant risk of legal claims and product liability lawsuits.

Our failure to comply with environmental laws and regulations could harm our business.

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of certain hazardous substances used in the manufacturing and assembly of our products. We believe that we are currently in compliance with all material environmental regulations in connection with our manufacturing operations, and that we have obtained all necessary environmental permits to conduct our business. However, our failure to comply with present or future regulations could result in penalties or liabilities, and could curtail our operations. Environmental regulation is expected to increase in the foreseeable future, and compliance with new or existing regulations could require us to adopt more complexity in our product design, acquire expensive remediation equipment, or to otherwise incur substantial expenses increasing our cost of operations.

Our success depends on our continuing ability to attract, retain and motivate highly-qualified personnel.

Our inability to attract, train, motivate, and retain qualified management, sales, and technical personnel on a timely basis could adversely affect our ability to manage our operations. It could also adversely affect our ability to design, manufacture, market, support and sell our products, in addition to our ability to meet our requirements as a public company. However, many of the companies with which we compete for qualified personnel have greater resources than we do. In addition, in making employment decisions in the technology industry, job candidates often consider the value of the equity they are to receive in connection with their employment. Therefore, significant volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel. We have also reduced headcount in connection with our restructurings and made changes in senior personnel, which may create uncertainty for employees and cause difficulties retaining key personnel.

If we become subject to unfair hiring claims, we could be prevented from hiring needed personnel, incur liability for damages, and incur substantial costs in defending ourselves.

Frequently when employees in our industry leave their employer and accept a position with a competitor, the original employer will claim that that the competitor engaged in unfair hiring practices, or that the employment of that person would involve the disclosure or use of trade secrets. This type of claim could prevent us from hiring certain personnel, or could cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending against any claims could divert the attention of our management away from our operations, and could negatively impact our business.

If we fail to achieve and maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated significant management, financial and other resources to our efforts to comply with these requirements, including significant actions to develop, evaluate, and test our internal controls. The expense associated with these efforts has an adverse affect on our financial position. We have found material weaknesses in our internal controls in the past, and we may not complete evaluations timely. In the future, our independent auditors must evaluate and render an opinion on the effectiveness of our disclosure controls and internal controls over financial reporting, and they may not be able to render an unqualified attestation concerning the effectiveness of those controls if our control measures are untimely or unsuccessful. This could result in inaccurate or late reporting of our financial results, an investigation by regulatory authorities, a loss of investor confidence, a decrease in the trading price of our common stock and could expose us to costly litigation or regulatory proceedings.

The concentration of our equity ownership in a small number of stockholders could adversely affect the liquidity and market price of our securities, and may permit a small number of stockholders to influence the results of stockholder decisions.

We currently have approximately 8,304,195 shares of common stock outstanding. The investors in our equity financings in 2003 and 2006 beneficially own a substantial portion of our total outstanding equity securities, and these investors together with a few unrelated stockholders hold the substantial majority of our outstanding common stock. These securities are freely tradable or subject to registration statements permitting their sale with little or no restriction. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price.

At June 30, 2009, options to purchase approximately 1,150,621 shares of our common stock were outstanding under our equity compensation plans, and an additional 289,823 shares of common stock were reserved for future grant and issuance under such plans, which does not include approximately 650,000 shares for which we are seeking stockholder approval to be able to issue under our equity incentive plans. We can also issue shares under our employee stock purchase plan. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. The vesting of restricted stock and exercise of options could significantly increase the number of common shares outstanding, thereby diluting the ownership interests of our existing stockholders. Additionally, the sale of a substantial amount of our common stock in the public market, including shares issued in our 2003 and 2006 equity financings or upon exercise of options could adversely affect the prevailing market price of our common stock, particularly due to our low trading volume. Further, our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the further dilution of our stockholders’ equity interest.

Our stock price has fluctuated and may continue to fluctuate widely.

Our trading volume is limited, and the market price of our common stock has fluctuated substantially in the past. Our stock price may continue to fluctuate significantly in the future in response to a variety of factors, including:

•	fluctuations in operating results;

•	our liquidity needs and constraints;

•	the effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	the limited trading of our common stock on NASDAQ;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation industry;

•	announcements concerning our business or that of our competitors or customers;

•	the introduction of new products or changes in product pricing policies by us or our competitors;

•	litigation or claims relating to the volatility of our common stock, internal controls, proprietary rights or other matters;

•	developments in the financial markets; and

•	perceived dilution from stock issuances.

Furthermore, stock prices for technology companies in particular fluctuate widely for reasons that may be unrelated to their operating results. The general economic, political, and market conditions, as well as public perception of equity values of publicly-traded companies may adversely affect the market price of our common stock.

Provisions in our certificate of incorporation and by-laws, our shareholder rights agreement or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and applicable Delaware law may discourage or prevent a merger or a change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. These provisions include, without limitation:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations; the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions and Delaware law could limit the price that investors might be willing to pay in the future for shares of our common stock and deter potential acquirers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters, and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California. The first lease agreement, which is related to our principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially in 2009, subject to a 3% annual increase. The second leased building is located near our executive offices and is used for our manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. We also lease facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Cincinnati, Ohio; Charlotte, North Carolina, Pomona, California; Massy and Annecy, France; and Singapore. All of our facilities are used by both of our two reportable business segments.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Adept is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material effect on our business, financial condition or results of operations.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John Dulchinos	47	Chief Executive Officer, President and Assistant Secretary
Lisa M. Cummins	39	Vice President of Finance and Chief Financial Officer, Secretary
Joachim Melis	44	Vice President, Worldwide Sales
David Pap Rocki	55	Vice President, Worldwide Operations

John Dulchinos was appointed Chief Executive Officer and President effective September 3, 2008 and was previously President and Chief Operating Officer since June 2007. Mr. Dulchinos joined Adept in October 1987 as a Regional Sales Engineer, and has held various positions at Adept including Director of OEM business, Vice President of North American Sales, Vice President of Worldwide Sales and Vice President, Robotics. Mr. Dulchinos holds both Bachelors and Masters degrees in Mechanical Engineering with a concentration in Robotics from Rensselaer Polytechnic Institute in Troy, New York.

Lisa M. Cummins joined Adept in May 2007 as Corporate Controller and was appointed Vice President and Chief Financial Officer in July 2007. Since September 2005 and prior to joining Adept, Ms. Cummins served as Assistant Corporate Controller with Pacer International, Inc., a publicly-traded logistics and intermodal freight transportation provider. From 2001 to 2005, Ms. Cummins held several positions, most recently as Manager of Financial Planning and Analysis, with APL Logistics, an independent unit of Neptune Orient Lines Limited, a global transportation and logistics company. Ms. Cummins is a Certified Public Accountant and has an MBA from St. Mary’s College in Moraga, California, and a Bachelors degree from the University of California in Santa Barbara, CA.

Joachim Melis was appointed Vice President, Worldwide Sales in June 2007. He joined Adept in October 1990 as an Applications Engineer in our Germany office and served as Applications Supervisor and then Manager of European Customer Service from 1992 to 1998. In 1998, Mr. Melis became Managing Director of the RDA

Services Division. In July 2000, Mr. Melis became the Managing Director for Sales and Service in Germany, and in September 2002, added Sales and Service in France. In August 2004, Mr. Melis was appointed Vice President, Europe in which position he served until June 2007. Mr. Melis holds a degree in Electronics from the University of Dortmund, Germany.

David Pap Rocki was appointed Vice President, Worldwide Operations in September 2008 after serving as Chief Technical Officer since July 2006. He joined Adept in February 2000 as Director of Robotic Systems and has also held the position of Director of Hardware. Previously, Mr. Pap Rocki worked in the semiconductor industry from 1988 to 2000 at Novellus and SVG, managing systems and electrical engineering groups responsible for developing control platforms for front-end wafer production equipment. Prior to this, Mr. Pap Rocki was a founding member of Adept in 1983, leaving as the Manager of Systems in 1988. He has also worked at Unimation, a pioneer in the field of industrial robotics. At Unimation, SVG and Adept, Mr. Pap Rocki has been involved in the development of a number of successful robots including the PUMA, AdeptOne, i/sCobra and silicon wafer handling mechanisms. Mr. Pap Rocki holds a Bachelor of Science in Electrical Engineering from DeVry Technology in Phoenix, Arizona.

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

	Three Months Ended
	Jun. 30, 2009	Mar. 28, 2009	Dec. 27, 2008	Sep. 27, 2008	Jun. 30, 2008	Mar. 29, 2008	Dec. 29, 2007	Sep. 29, 2007
High	$4.20	$4.43	$8.99	$10.09	$12.24	$9.98	$8.34	$6.74
Low	$2.12	$1.65	$1.79	$5.80	$7.90	$5.95	$5.35	$5.61

At September 11, 2009, there were approximately 213 stockholders of record of our common stock.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future and are restricted from doing so under our credit facility.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2008, we announced the adoption by our Board of Directors of a stock repurchase program to acquire up to an aggregate of $2.5 million of our common stock over an unspecified period of time. During the three months ended September 27, 2008, Adept repurchased 5,122 shares of its common stock on the open market for a total cost of $41,683, and has not acquired any more of its shares pursuant to this program since that time. Given the recent downturn in the macroeconomic environment we are focused on preserving cash and do not currently anticipate acquiring our common stock in the foreseeable future. We will reevaluate our working capital from time to time to determine if purchases will be made in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is Incorporated by reference from our proxy statement for the Adept 2009 Annual Meeting of Stockholders.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. as compared to the Major Market Index, and an Industry Index/Peer Group index including ten other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2004 and shown through June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09
Adept Technology, Inc.	$100.00	$140.52	$244.83	$109.14	$166.21	$43.28
NASDAQ Composite	$100.00	$101.09	$109.49	$132.47	$117.33	$92.91
Peer Group	$100.00	$84.82	$87.51	$108.15	$90.27	$52.93

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

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Adept under the Securities Act or the Securities Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to Adept as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary or third parties’ robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications.

Growth Strategy

Our growth strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long-term and where we can provide significant product differentiation. The industries we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on the global packaging and solar markets, which we believe provide the greatest opportunity for us over the next few years. Additionally, we continue to focus our sales efforts on traditional markets, such as the German automotive electronics and industrial industries, where our products are well received and we believe that significant long-term opportunity exists.

Because much of the demand for our products in the last few years has come from Europe, during fiscal 2008 we intensified our efforts to strengthen our operational and sales capabilities in this region. While recent economic trends have resulted in decreased demand from the established European automotive/industrial and emerging solar industries during fiscal 2009, we believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar. Consequently, during fiscal 2009 we opted to preserve the operational and sales infrastructure that we had built up over the preceding quarters, despite restructuring activities and other cost-cutting measures taken.

Included in our growth strategy is an ongoing active search for possible merger and acquisition targets. Our focus is on pursuing business combinations that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.

Trends in Our Business

Global recession and the escalation of economic uncertainty worldwide created a broader cautionary environment for us and for our customers during fiscal 2009, which resulted in decreased demand or delayed orders for our products in nearly all markets and geographies. One exception to this trend was in France, where demand for our Quattro robot and other packaging solutions for the food, cosmetics and pharmaceuticals sectors increased during fiscal 2009, resulting in a 7% annual increase in French Robotics sales. The combination of our strategic focus on the packaging market and the ability of French manufacturers to continue their capital investments during this period of economic weakness also helped boost sales from the worldwide packaging market to 25% of total revenue in fiscal 2009, compared with 19% of total revenue in fiscal 2008. Sales in the U.S. packaging market also remained relatively stable in fiscal 2009. Another target market, medical, also increased as a percentage of total revenue in fiscal 2009 compared with the prior year. We expect the increase in relative percentage of our revenues from sales into these target industries to continue in fiscal 2010.

During fiscal 2009, we experienced significantly decreased demand from the automotive electronics and industrial industries in Germany, which traditionally have been relatively stable markets for us. These traditional markets are a significant component of revenue for Adept. Demand from the disk drive market in the U.S. and Asia remained weak during fiscal 2009, with the exception of a large order received in the first quarter of the year. Additionally, sales to the worldwide solar market did not increase as we had anticipated, but actually decreased both in dollars and as a percent of revenue in fiscal 2009, as solar cell manufacturers reduced both production and new capital investment in reaction to the global recession and lower end-user demand. Cycles of investment and absorption are common in the solar manufacturing industry, and we believe that such cycles provide opportunity for manufacturers to revisit their automation requirements and plan for the integration of new solutions. In general, we believe such cycles are beneficial to Adept in the long-term, as the additional time for evaluation makes it easier for customers to initiate significant changes in their automation programs. In recent months, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept, once these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases and the lending environment for capital purchases improves.

Despite continued weakness in the global economy, we experienced modest sequential growth in the fourth quarter of fiscal 2009. We also had stronger and more stable order patterns among our customers in the fourth fiscal quarter and continued to achieve design wins within the solar segment, which we believe will translate into meaningful revenue growth once manufacturing spending increases.

During fiscal 2009, we were impacted by the weakening of the euro against the U.S. dollar, which resulted in a negative impact to our revenues, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. We were also negatively affected by the strengthening of the Japanese yen versus the U.S. dollar as certain of our inventory is sourced from Japan. We expect that our revenues may continue to be adversely affected to the extent such trends in international currencies persist.

Restructuring and Cost Reduction Actions

In response to economic uncertainty and the more cautious outlook of our customers, during fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Beginning in the second quarter of 2009, we began implementing restructuring actions designed to reduce our quarterly expenses by approximately $1.4 million. Over the course of the year, we:

•	reduced headcount by approximately 17%;

•

implemented company-wide salary reductions, including a 35% reduction for our CEO and a 20% reduction for our other executive officers, pay reductions for our employees in the U.S. and Singapore and a work share program in Europe;

•	phased out discontinued remanufactured robots in our services business and wrote off the associated inventory;

•	wrote off remaining goodwill and intangibles associated with the acquisition of Cerebellum;

•	consolidated some facilities and certain operating functions; and

•	outsourced additional non-core activities.

These actions resulted in savings of $1.4 million per quarter and were fully realized in the fourth quarter of fiscal 2009. During fiscal 2010, we expect that operating expense levels may increase slightly from fourth quarter 2009 levels, as we continue to invest in specific programs and opportunities to support our strategy for growth in the packaging and solar markets and, as our revenues and the market allows, restore base salary levels for our employees.

Additionally, beginning in the third quarter of 2009, we began to experience the benefit of cost reductions previously implemented in our Quattro product that we expect will continue to positively impact gross margin going forward.

We remain committed to managing our business to generate cash.

This discussion summarizes significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended June 30, 2009, each year therein referred to as fiscal 2009 and 2008, reflecting requirements applicable to Adept as a smaller reporting company. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Product Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro, which offers industry leading speed and performance for high-speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Over the last two years, Quattro has grown to comprise a significant and increasing portion of our sales. In May 2008, we introduced a new inverted SCARA robot, the Adept Cobra s800, to address applications in the packaging market such as mechanical assembly, material handling and packaging of packaged goods. In November 2008, we introduced two new robots for packaging automation, the Adept Cobra 850 SCARA and the Adept Quattro s650 parallel robot. At the same time, we also introduced and began selling a new packaging management software system, ACE PackXpert™, designed for the rapid development and deployment of packaging applications. Currently, ACE PackXpert software is included with every Quattro robot shipped for packaging applications, which further enhances and differentiates the capabilities of Quattro in this target market.

Acquisitions

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS. The results of Cerebellum’s operations have been included in Adept’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 in cash and $335,000 payable in shares of Adept common stock was paid on the first anniversary of the Effective Date provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of Adept common stock may be paid on the second anniversary of the acquisition in January 2010, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in Adept common stock based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. We have determined that contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue goals will not be met in the second year after the Effective Date. The contingent payments were expensed instead of added to goodwill since the goodwill related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of Adept prior to the anniversary of the Effective Date.

Results of Operations

Revenues

The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
	($’s in thousands)
Revenue by Segment
Robotics
Revenues	$32,154	(31)%	$46,691
Percentage of total revenues	77%		77%
Services and support
Revenues	$9,382	(33)%	$14,092
Percentage of total revenues	23%		23%

Total revenues	$41,536	(32)%	$60,783

Revenues were $41.5 million in fiscal 2009, down $19.2 million, or 32%, from $60.8 million in fiscal 2008. The decline in total revenues resulted from sales decreases both in our Robotics segment and our Service and Support segment, as both production activities and capital investment slowed as a result of the weak global economic environment.

Robotics segment revenues were $32.2 million in fiscal 2009, down 31% from $46.7 million in fiscal 2008. Lower Robotics revenues in fiscal 2009 were primarily the result of significantly reduced demand from the automotive electronics and industrial markets in Germany, continued weak demand from the disk drive market in the U.S. and Asia, and decreased demand from the worldwide solar market. In contrast, demand from our target packaging market increased in France during fiscal 2009 and remained stable in the U.S.

Services and Support segment revenues were $9.4 million in fiscal 2009, down 33% from $14.1 million in fiscal 2008. The decrease was primarily due to lower demand for remanufactured robotics from disk drive and consumer electronics manufacturers in the U.S. and Asia, as well as lower demand from the automotive electronics and industrial markets in Germany.

The following table sets forth our annual revenues and year-to-year change in revenues by geographic region for the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
	($’s in thousands)
Revenue by Geography
United States
Revenues	$13,017	(32)%	$19,199
Percentage of total revenues	31%		32%

Europe
Revenues	22,353	(33)%	33,527
Percentage of total revenues	54%		55%
Asia
Revenues	4,922	4%	4,748
Percentage of total revenues	12%		8%
Other Countries
Revenues	1,244	(62)%	3,309
Percentage of total revenues	3%		5%

Total International revenues	$28,519	(31)%	$41,584
Percentage of total revenues	69%		68%

Total revenues	$41,536	(32)%	$60,783

Our U.S. revenues were $13.0 million in fiscal 2009, down 32% from $19.2 million in fiscal 2008. This decrease reflects reduced sales of both new robotic systems and refurbished robots to the disk drive and general industrial markets, partially offset by increased sales of our Quattro robots and other solutions for applications in the packaging market.

Our international revenues were $28.5 million in fiscal 2009, down 31% from $41.6 million in fiscal 2008. Lower international revenues primarily resulted from decreased sales in Europe. European sales fell 33%, from $33.5 million in fiscal 2008 to $22.4 million in fiscal 2009, primarily as a result of decreased demand from the automotive electronics and industrial markets in Germany. Sales to European solar cell manufacturers also decreased during fiscal 2009, as the worldwide solar market slowed capital spending in light of the global recession. In France, however, sales rose in fiscal 2009 as a result of increased demand for solutions to address packaging applications such as food, cosmetics and pharmaceuticals.

Sales in Asia increased 4% to $4.9 million in fiscal 2009, compared with $4.7 million in fiscal 2008. This increase was due to the receipt of a large order for new robotic systems in the first quarter of fiscal 2009; however, demand from the overall disk drive market continued to decline during the second half of fiscal 2009.

Sales to Other Countries fell 62% to $1.2 million in fiscal 2009, compared with $3.3 million in fiscal 2008. This decrease primarily occurred in regions where in the past we have experienced increasing demand for our packaging solutions, but which have become impacted by a weaker economic environment. In Canada, production was slowed at a large pharmaceutical packaging program and in South America, sales levels declined primarily as a result of currency trends discouraging capital investment.

Gross Margin.

The following table sets forth our gross margin and year-to-year change in gross margin by business segment for the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
	($’s in thousands)
Revenues	$41,536		$60,783
Gross margin	$16,892	(44)%	$30,092
Gross margin %	40.7%		49.5%

Gross margin as a percentage of revenues was 40.7% in fiscal 2009, compared to 49.5% in fiscal 2008. The decrease in gross margin in fiscal 2009 was the result of several factors, including: a less favorable product mix, primarily as a result of lower sales volumes in Europe; unfavorable currency impact associated with lower European sales and the weakening of the euro against the U.S. dollar; a decrease in our higher margin service business; and in the fourth quarter of 2009, the write-down of inventory related to decreased economic demand, and lower of cost or market adjustments related to remanufactured robots. Partly offsetting these factors was higher product margin for our Quattro robot. Additionally, we recognized one-time software license revenue that accounted for an incremental two percentage points of gross margin in fiscal 2008 that was not replicated in fiscal 2009.

We expect that gross margin in future periods will normalize to approach historical levels with stabilization of order levels and increased sales of higher margin products but continue to be affected by currency trends, particularly regarding the value of the euro versus the U.S. dollar. We further expect that the level of inventory write-downs recorded in fiscal 2009 will decrease in future periods as the economic environment improves.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering

The following table sets forth our research, development and engineering expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
	($’s in thousands)
Expenses	$5,668	6%	$5,354
Percentage of revenue	14%		9%

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

R&D expenses in fiscal 2009 were $5.7 million, or 14% of revenues, an increase of 6% from $5.4 million, or 9% of revenues, in fiscal 2008. The increase in R&D expenses in fiscal 2009 compared with fiscal 2008 was primarily the result of the inclusion of a full year of incremental expenses from Cerebellum, which Adept acquired during the third quarter of 2008; the inclusion of software development expenses that previously had been capitalized; and a first anniversary contingent payment related to our acquisition of Cerebellum; partially offset by reduced headcount expenses as a result of fiscal 2009 restructuring activities.

We expect that fixed R&D expenses will remain relatively stable on a quarterly basis in fiscal 2010 in comparison with the $1.4 million recorded in the fourth quarter of 2009 as a result of the restructuring and expense reduction actions implemented during fiscal 2009.

Adept’s capitalization of software costs was $113,000 in fiscal 2009 and $370,000 in fiscal 2008.

Selling, General and Administrative Expenses.

The following table sets forth our selling, general and administrative expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2009 and 2008:

	Fiscal 2009	% Change 2008 to 2009	Fiscal 2008
	($’s in thousands)
Expenses	$20,648	(4)%	$21,441
Percentage of revenue	50%		35%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

Selling, general and administrative expenses were $20.6 million, or 50% of revenues in fiscal 2009, down 4% from $21.4 million, or 35% of revenues in fiscal 2008. The decrease in SG&A in fiscal 2009 compared with the prior year primarily resulted from reductions in headcount and salaries initiated during the 2009 second quarter and reduced amounts spent on advertising offset by increases of $500,000 in reserves for doubtful accounts taken in the second quarter of 2009 related mostly to two specifically identified accounts whose which have been negatively affected by the downturn in the economy causing cash constraints and delayed payments; $1.1 million in lease dispute and settlement costs and associated legal fees; and $170,000 of expenses related to the relocation of our principal corporate offices.

We expect that fixed SG&A expenses will increase slightly during fiscal quarters in 2010 from the fourth fiscal quarter expense of $3.9 million but decrease compared to fiscal 2009 full year levels. The quarterly increase is expected to happen in fiscal 2010 as we continue to invest in specific programs and opportunities to support our strategy for growth in the packaging and solar markets and as we restore prior salary levels for our employees as business conditions, and accordingly revenues, improve.

Amortization. Amortization of intangible assets was $330,000 in fiscal 2009, compared with $216,000 in fiscal 2008. Higher levels of amortization in fiscal 2009 resulted from a full year of amortization of additional intangible assets acquired with the purchase of Cerebellum in the third quarter of fiscal 2008.

Impairment of Goodwill and Intangibles. As required under SFAS 142, Adept evaluates the carrying value of goodwill and intangible assets on our consolidated balance sheets at least annually and we record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

On January 2, 2008, Adept acquired all outstanding common shares of Cerebellum. Of the $804,000 of acquired intangible assets, all was assigned to Cerebellum’s ApproFlex software system, with an approximate useful life of three years. At the end of fiscal 2008 the remaining amount of intangible assets and goodwill related to

Cerebellum was $725,000 and $377,000, respectively and $75,000 of acquired developed technology non-related to Cerebellum. Due to decreased demand for this product as a result of the economic decline, we wrote off the remaining balances related to this intangible asset and goodwill during fiscal 2009. Therefore, we recorded an impairment of $803,000 during fiscal 2009 for remaining goodwill and intangible assets related to the acquisition of Cerebellum.

Stock Compensation Expense. Under the provisions of SFAS 123R, we recorded stock-based compensation expense of $1.9 million in fiscal 2009 and $769,000 in fiscal 2008 for our stock options, ESPP and restricted stock grants. Higher stock-based compensation expense in the fiscal 2009 period reflects a higher level of expense related to accounting for restricted stock grants made to Adept’s executives in September 2008 and $200,000 related to accelerated vesting due to restructuring actions. We did not record an income-tax benefit for the stock-based compensation expense in either period because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock compensation expense.

Restructuring Charges. We recorded $1.4 million in net restructuring charges in 2009 related to restructuring actions initiated during the second quarter of 2009 and continued during the remainder of the fiscal year, as further described under “Restructuring and Cost Reduction Actions” in the Overview above. Of this net amount, the majority related to $449,000 of employee severance amounts, the write-down of inventory of $1.4 million associated with the phase-out of discontinued remanufactured robots in our services business and $200,000 related to expense associated with the acceleration of the unvested portion of a restricted stock grant for our former CEO pursuant to the terms of his separation agreement, partially offset by a reversal of lease termination expense of $596,000 in the first quarter of 2009. In fiscal 2008, we recorded $254,000 in restructuring charges, primarily related to lease terminations.

Operating Income (Loss). We recorded an operating loss of $12.0 million in fiscal 2009, compared with operating income of $2.8 million in fiscal 2008. Our operating loss in fiscal 2009 primarily resulted from lower revenues and gross margin compared with the prior year, higher expenses for restructuring and the impairment of goodwill, and continued investment in Adept’s business. Operating income in fiscal 2008 was the result of increased revenues and gross margin and lower operating expenses.

Interest Income (Expense), Net. Interest income, net of interest expense, was $46,000 in fiscal 2009, compared with interest income of $306,000 in fiscal 2008. The decrease in interest income, net is due to a decline in our overall cash balance in fiscal 2009 compared to the previous year.

Foreign Currency Transaction Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operation accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $898,000 in fiscal 2009, compared with a gain on foreign currency transactions of $755,000 in fiscal 2008. The 2009 foreign currency loss was primarily the result of unrealized losses from the strengthening of the U.S. dollar versus the euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in our European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the U.S. dollar for inventory purchases sourced in Japan. The 2008 foreign currency gain resulted primarily from the settlement of previously considered permanent USD-denominated inter-company balances.

Provision for Income Taxes. Adept reviews its provision for income tax expense quarterly based on the results of operations on a legal entity basis. Based on this review, when appropriate, Adept will record income tax expense based on current year income or record a liability that reflects additional tax expense for tax return filings or tax audits conducted by each jurisdiction in which tax returns have been filed. The tax expense adjustments may arise due to various factors including adjustments to legal entity profitability or different interpretations of statute and regulations of a taxing jurisdiction. We recorded a provision for income taxes for fiscal 2009 of $240,000, as compared with a provision for taxes of $252,000 for fiscal 2008. In both periods, the tax provision is principally comprised of foreign tax expense and miscellaneous state alternative minimum taxes. The federal tax expense for fiscal 2008 was an estimate of the federal alternative minimum tax that was adjusted when the fiscal 2008 tax return was filed in fiscal 2009. We have net operating losses that are sufficient to offset a significant portion of our domestic and potentially some portion of our foreign tax obligations, except when yearly net operating loss limitations exist for domestic and foreign jurisdictions that result in some tax expense.

Backlog. Our product backlog related to continuing operations at June 30, 2009 was approximately $6.5 million, compared with $10.9 million at June 30, 2008. Backlog is calculated based on orders that are expected to ship during the twelve months following each fiscal year end. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal period are not included in backlog, and thus we expect a substantial amount of the backlog at June 30, 2009 to ship during fiscal 2010. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual net revenues for any period in the future.

Liquidity and Capital Resources

Changes in the Company’s liquidity during the years ended June 30, 2009 is primarily the net effect of funds used in operations, capital expenditures and principal payments on outstanding notes payable and capital leases.

Cash and cash equivalents were $7.5 million and $15.2 million at June 30, 2009 and 2008, respectively. The $7.7 million decrease in cash and cash equivalents resulted from cash used in operations of $7.6 million, including a net loss for the year ended June 30, 2009 of $13.1 million. This loss was partially offset by a net increase in cash items of $932,000 including a decrease of $3.9 million in accounts receivable, a net change in inventories and other assets of $1.4 million and a decrease of $237,000 in other long-term liabilities partially offset by a decrease of $4.6 million in accounts payable and accrued liabilities. This loss also was partially offset by non-cash items of $4.6 million including $1.8 million of software amortization, depreciation and loss on disposal of property and equipment, $1.9 million of stock-based compensation, $1.1 million of goodwill and intangible assets impairment and amortization and $242,000 of deferred tax. Cash and cash equivalents and short-term investments increased $4.3 during 2008. In fiscal year 2008, net cash provided by operating activities of $6.5 million was attributable to our net income of $3.6 million augmented by $2.6 million of non-cash charges including depreciation, amortization, and stock-based compensation.

In fiscal year 2009, cash used in investing activities of $840,000 includes $727,000 of purchases of property and equipment less proceeds from the sale of property and $113,000 of capitalized software which began to be amortized during the year. In fiscal year 2008, cash provided by investing activities of $604,000 primarily reflects the redemption of short-term investments of $2.0 million, offset by the purchase of intangibles as part of our acquisition of Cerebellum, as well as capital expenditures for computer hardware and software, including capitalized software development costs.

Cash used in fiscal 2009 by financing activities of $252,000 includes $190,000 of payments on capital leases and loan payments, $42,000 used for repurchases of common stock, $160,000 used to pay taxes for stock surrendered by employees to satisfy tax obligations for restricted stock incentive plans and $140,000 received for employee stock incentive program and employee stock purchase plans. Cash provided by financing activities of $189,000 in fiscal year 2008, represent proceeds from our employee stock purchase plan and the exercise of stock options of $337,000 in fiscal year 2008 offset by payments of $148,000 on capital leases in fiscal 2008.

In fiscal 2009, the Adept Board of Directors approved a stock repurchase program to acquire up to $2.5 million of Adept stock over an unspecified time period. The timing and amount of shares repurchased depends on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions. Adept acquired 5,122 shares of common stock for $42,000 in fiscal 2009. The Company has no obligation to purchase a specific amount of common stock under its program and, to preserve our liquidity, we do not currently anticipate acquiring our common stock in the near future. If stock were acquired, Adept expects that it would fund its purchases from its working capital.

On May 1, 2009, Adept entered into a Loan and Security Agreement and certain related agreements with Silicon Valley Bank, or SVB, for a revolving line of credit. Under the terms of the Loan and Security Agreement, Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or 80% of Adept’s eligible accounts receivable (the “Revolving Line Borrowing Base”). The criteria for determining eligible accounts receivable are specified in the Loan and Security Agreement. Foreign accounts receivable are only considered eligible accounts receivable if they meet the same requirements as domestic accounts receivable and are accompanied by specified types of credit support acceptable to SVB, or SVB has an enforceable first priority security interest in or other lien on such accounts.

The Loan and Security Agreement authorizes Adept to enter into foreign exchange forward purchase and sale contracts with SVB (“FX Forward Contracts”) up to a maximum amount outstanding at any time of $5,000,000. Adept also may use the revolving line for certain cash management services, and request that SVB issue letters of credit to others for the Company’s account. Letters of credit payable in a foreign currency are subject to a reserve equal to 10% of the U.S. dollar equivalent of the face amount of such letters of credit (the “Letter of Credit Reserve”). The aggregate amount available under the revolving line at any time is equal to the Revolving Line Borrowing Base minus the face amount of outstanding letters of credit, the Letter of Credit Reserve, an amount equal to 10% of the outstanding FX Forward Contracts, any amounts used for cash management services and the principal balance of all outstanding advances. No amounts have been drawn down under the revolving line as of the date of this filing.

Borrowings bear interest at an interest rate per annum equal to the greater of 7.00%, or the prime rate announced from time to time by SVB plus 3.00%. Adept’s ability to make borrowings under the revolving line is subject to ongoing conditions precedent that its representations and warranties set forth in the Loan and Security Agreement are true, in all material respects, on the date on which Adept requests the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has not been any material impairment in Adept’s business, results of operation, financial condition, or the prospect of repayment of Adept’s obligations to SVB, or any material adverse deviation from Adept’s most recent business plan submitted to SVB.

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

Adept also must remain in compliance with various other covenants during the term of the Loan and Security Agreement. For example, Adept must maintain its primary operating deposit accounts with SVB, and must cause all of its U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to Adept’s designated deposit account at SVB, unless Adept’s Adjusted Quick Ratio is below 1.75 to 1.0, or there is any default under the Loan and Security Agreement, in which case SVB will first apply collections from the lockbox account toward repayment of Adept’s obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified major shareholder group) of Adept’s outstanding shares, without SVB’s prior written consent. Various other covenants place restrictions on the manner in which Adept conducts its business, Adept’s ability to pay dividends to stockholders, incur additional indebtedness or encumber its assets, the types of transactions (including mergers and acquisitions) Adept may enter into and Adept’s ability to transfer funds to subsidiaries.

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2009.

Adept paid a facility fee of $30,000 upon entering into the Loan and Security Agreement, and will pay an additional facility fee of $30,000 on the first anniversary of the effective date or upon early termination of the Loan and Security Agreement prior to such anniversary date. Adept will pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line (amounts reserved for cash management services and an amount equal to 10% of outstanding foreign exchange forward purchase and sale contracts being treated as unused portions of the line for this purpose). During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable on the last calendar day of each month, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. Adept will pay a collateral monitoring fee of $750 per month if Adept’s “Adjusted Quick Ratio” (as defined above) is less than 1:75 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. Adept also will pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

We have not used our revolving line of credit since its inception. However, based on operating needs, strategic planning and other factors, we may utilize the line of credit in the future.

See the discussion under the heading “Restructuring and Cost Reduction Actions” above which discusses Adept’s actions with respect to its reduction in operating expenses and anticipated trends for fiscal 2010. We believe that our future cash from operations together with our access to funds available under our revolving line of credit will provide adequate resources to fund our operating requirements and capital expenditures for the foreseeable future.

Tabular disclosure of contractual obligations is not required for Adept as a smaller reporting company.

Long-Lived Assets

Our long-lived assets consist primarily of fixed assets of $2.6 million and $3.4 million (net of depreciation) at June 30, 2009 and 2008, respectively. Financial information regarding the geographic breakdown of our long-lived assets is included in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Litigation

From time to time, Adept is subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, and employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	capitalization of software development costs;

•	accounting for income taxes;

•	foreign currency accounting;

•	long-lived assets and goodwill;

•	valuation of stock-based awards; and

•	commitments and contingencies.

Revenue Recognition

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue in accordance with Staff Accounting Bulletin 104 (“SAB”) 104, Revenue Recognition, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

Adept’s robots and controllers have features that are enabled or enhanced through the use of software enabling tools and other software elements, which are embedded within our robot and controller products. Our software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. We also sell optional software used to enhance capability of our products. We believe that the software component of our products is incidental to our products and services taken as a whole.

We recognize software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position 97-2 (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, And Software Revenue Recognition With Respect To Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with U.S. generally accepted accounting principles, or GAAP, as reflected in SAB 100, Restructuring Charges, Impairments, and Related Issues, pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within our Services and Support segment.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our U.S. loss, among other considerations, provides negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against our net deferred tax assets. We intend to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

We adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on July 1, 2007. We believe that our reserve for uncertain tax positions, including related interest, is adequate. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows.

In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to record additional income tax expense or establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Foreign Currency Accounting. Adept applies SFAS No. 52, Foreign Currency Translation, with respect to our international operations, which include manufacturing, sales and service entities. Each of our non-U.S. operations uses its respective local currency as the functional currency. Our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Realized and unrealized gains and losses from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

We do not currently apply a hedging strategy against our currency positions as defined under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Adept as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2009 and 2008 and for each of the years in the two year period ended June 30, 2009 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

No Supplementary Financial Data is required in this Annual Report on Form 10-K as such data is not required of Adept as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2009, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Chief Financial Officer (or CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Our CEO and our CFO have concluded, based on their evaluation that as of June 30, 2009, Adept’s disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2009 based on these criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Adept have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of Adept’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit Adept to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fourth quarter and since the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

See the information included under the heading “Executive Officers” elsewhere in this Annual Report on Form 10-K. Certain information required by this item is incorporated by reference from our proxy statement related to the 2009 Annual Meeting of Stockholders to be filed by us with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, referred to as the Proxy Statement.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation ( the “Registrant”, “Adept” or “Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

2.2+	Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

2.3	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of June 9, 2006 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-50296) filed with the Securities and Exchange Commission on November 20, 2000).

10.2*	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3*	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 1997 fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2001 first fiscal quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000).

10.10*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Amendment to Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2003).

10.13**	Original Equipment Manufacturer Agreement between the Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.14	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.15*	Robert H. Bucher Offer Letter dated November 3, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment to its Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 12, 2003).

10.16*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.17*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.18*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.19*	Option Agreement for Performance-Based Non-Qualified Stock Options to Robert H. Bucher dated as of August 18, 2006 as amended (incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.20*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.21*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.22**	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.23*	Performance Option Grant to Robert H. Bucher dated as of May 5, 2006 (Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2006).

10.24	Common Stock Purchase Agreement, dated as of June 9, 2006 by and among the Registrant and the purchasers named therein affiliated with Crosslink Capital Partners (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on June 23, 2006).

10.25*	Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos and Ms. Cummins, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.26*	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.27*	Summary of Executive Officer Compensation.

10.28*	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.29*	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.30*	Option Agreement for Robert H. Bucher, dated May 5, 2006 as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

10.31**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.32*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.33	Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.34*	Severance Agreement dated as of August 27, 2007 between Adept Technology, Inc. and Matthew J. Murphy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on September 13, 2007).

10.35*	Fiscal 2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on October 10, 2007).

10.36*	Amendment of Fiscal 2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal second quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

10.37*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.38*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.39*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.40*	Amended and Restated 2008 Employee Stock Purchase Plan.

10.41*	Form of Option Agreement for Consultants (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal first quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007).

10.42	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.43	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.44	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.45	Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.46	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.47	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.48**	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.49**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.50*	Separation Agreement between Robert Bucher and Adept Technology dated December 15, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.51*	Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.52*	Form of Restricted Stock Agreement for April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.53*	Letter Agreements and Mutual Release, effective May 4, 2009, regarding separation terms for Gordon Deans (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.54	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.55	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.56	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.57	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

14.1	Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.

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

Date: September 18, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN DULCHINOS (John Dulchinos)	President and Chief Executive Officer (Principal Executive Officer)	September 18, 2009

/s/ LISA M. CUMMINS (Lisa M. Cummins)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 18, 2009

/s/ MICHAEL P. KELLY (Michael P. Kelly)	Chairman of the Board	September 18, 2009

/s/ ROBERT H. BUCHER (Robert H. Bucher)	Director	September 18, 2009

/s/ A. RICHARD JUELIS (A. Richard Juelis)	Director	September 18, 2009

/s/ HERBERT J. MARTIN (Herbert J. Martin)	Director	September 18, 2009

/s/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	September 18, 2009

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2009 and June 30, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two year period ended June 30, 2009. Our audits also included the financial statement schedule for each of the years in the two year period ended June 30, 2009 listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two year period ended June 30, 2009, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

San Ramon, California

September 17, 2009

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2008
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$7,501	$15,185
Accounts receivable, less allowance for doubtful accounts of $585 in fiscal 2009 and $485 in fiscal 2008	6,991	11,757
Inventories	8,125	10,234
Other current assets	317	431

Total current assets	22,934	37,607

Property and equipment at cost	12,605	14,805
Accumulated depreciation and amortization	(9,957)	(11,451)

Property and equipment, net	2,648	3,354
Goodwill	—	377
Other intangible assets, net	—	800
Other assets	131	152

Total assets	$25,713	$42,290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,138	$5,972
Accrued payroll and related expenses	1,220	2,267
Accrued warranty expenses	1,179	1,259
Deferred revenue	15	70
Accrued restructuring charges, current	3	217
Accrued income tax, current	599	152
Other accrued liabilities	668	821

Total current liabilities	5,822	10,758
Long-term liabilities:
Accrued restructuring charges, long-term	—	416
Accrued income tax, long-term	396	160
Long-term obligations	150	461

Total liabilities	6,368	11,795

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,289 shares issued and 8,284 shares outstanding at June 30, 2009 and 7,985 shares issued and outstanding at June 30, 2008	165,773	163,490
Treasury stock, at cost, 5,122 shares at June 30, 2009 and none at June 30, 2008	(42)	—
Accumulated deficit	(147,089)	(134,021)
Accumulated other comprehensive income	703	1,026

Total stockholders’ equity	19,345	30,495

Total liabilities and stockholders’ equity	$25,713	$42,290

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2009	2008
	(in thousands, except per share data)
Revenues	$41,536	$60,783
Cost of revenues	24,644	30,691

Gross margin	16,892	30,092
Operating expenses:
Research, development and engineering	5,668	5,354
Selling, general and administrative	20,648	21,441
Restructuring charges, net	1,419	254
Amortization of other intangible assets	330	216
Goodwill and intangible assets impairment	803	—

Total operating expenses	28,868	27,265

Operating income (loss)	(11,976)	2,827
Foreign currency exchange gain (loss)	(898)	755
Interest income	60	347
Interest expense	(14)	(41)

Income (loss) before income taxes	(12,828)	3,888
Provision for income taxes	240	252

Net income (loss)	$(13,068)	$3,636

Basic net income (loss) per share	$(1.60)	$0.46

Diluted net income (loss) per share	$(1.60)	$0.44

Number of shares used in computing basic per share amounts:	8,173	7,957

Number of shares used in computing diluted per share amounts:	8,173	8,246

Comprehensive income (loss)
Net income (loss)	$(13,068)	$3,636
Foreign currency translation adjustment	(323)	550

Total comprehensive income (loss)	$(13,391)	$4,186

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at June 30, 2007	7,914	$162,385	—	$—	$(137,457)	$476	$25,404
Common stock issued under employee stock incentive program and employee stock purchase plan	71	336	—	—	—	—	336
Stock-based compensation	—	769	—	—	—	—	769
FIN 48 adjustment	—	—	—	—	(200)	—	(200)
Net income	—	—	—	—	3,636	—	3,636
Foreign currency translation adjustment	—	—	—	—	—	550	550

Balance at June 30, 2008	7,985	$163,490	—	$—	$(134,021)	$1,026	$30,495
Common stock issued under employee stock incentive program and employee stock purchase plan	43	140	—	—	—	—	140
Restricted stock awards	158	1,030	—	—	—	—	1,030
Restricted stock awards surrendered to satisfy tax obligation	(38)	(160)	—	—	—	—	(160)
Stock repurchase	—	—	(5)	(42)	—	—	(42)
Cerebellum success and consideration payments	141	408	—	—	—	—	408
Stock-based compensation	—	865	—	—	—	—	865
Net loss	—	—	—	—	(13,068)	—	(13,068)
Foreign currency translation adjustment	—	—	—	—	—	(323)	(323)

Balance at June 30, 2009	8,289	$165,773	(5)	$(42)	$(147,089)	$703	$19,345

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2009	2008
	(in thousands)
Operating activities
Net income (loss)	$(13,068)	$3,636
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,714	1,626
Deferred tax	(242)	(47)
Loss on disposal of property and equipment	63	38
Stock-based compensation	1,895	769
Amortization of other intangible assets	330	216
Goodwill and intangible assets impairment	803	—
Net changes in operating assets and liabilities:
Accounts receivable, net	3,928	(19)
Inventories	1,293	(244)
Other assets	111	227
Accounts payable	(3,299)	164
Other accrued liabilities and deferred revenue	(708)	306
Accrued restructuring charges	(630)	(221)
Other long-term liabilities	237	88

Net cash provided by (used in) operating activities	(7,573)	6,539

Investing activities
Purchase of property and equipment	(753)	(610)
Proceeds from sale of property and equipment	26	173
Purchase of licenses	—	(150)
Capitalized software	(113)	(370)
Payment for purchase of Cerebellum, net of cash acquired	—	(401)
Maturities of short-term investments	—	1,962

Net cash provided by (used in) investing activities	(840)	604

Financing activities
Principal payments on capital leases	(162)	(148)
Principal payments on long-term notes	(28)	—
Repurchase of common stock	(42)	—
Proceeds from employee stock incentive program and employee stock purchase plan	140	337
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(160)	—

Net cash provided by (used in) financing activities	(252)	189

Effect of exchange rates on cash and cash equivalents	981	(1,047)

Increase (decrease) in cash and cash equivalents	(7,684)	6,285
Cash and cash equivalents, beginning of period	15,185	8,900

Cash and cash equivalents, end of period	$7,501	$15,185

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Interest	$14	$41
Income taxes paid (refunded)	$(134)	$104
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$297	$497
The Company purchased all of the capital stock of Cerebellum. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	—	1,544
Cash paid for the capital stock	—	(468)

Liabilities assumed	$—	$1,076

Non-cash item:
Deferred tax liability related to the non-tax deductible amortization of acquired goodwill	$—	$289

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

1.	Company and Summary of Significant Accounting Policies

Company

Adept Technology, Inc. (“Adept” or the “Company”) was incorporated under the laws of the state of California on June 14, 1983 and reincorporated in Delaware in November 2005. Through sales to system integrators, original equipment manufacturer (“OEM”) partners and end-user companies, the Company provides specialized, cost-effective robotics systems and services to emerging automation markets including packaging, solar and medical; as well as to the disk drive/electronics market and traditional industrial markets, including machine tool automation and automotive electronics.

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2009 and 2008 and for each of the years in the two year period ended June 30, 2009 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Adept includes consolidated financial statements for two fiscal years in its Annual Report on Form 10-K as a smaller reporting company.

Unless otherwise indicated, references to any year in these Notes to Consolidated Financial Statements refer to Adept’s fiscal year ended June 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Such reclassifications have not changed previously reported net income (loss) or stockholders’ equity.

Foreign Currency

The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, with respect to its international operations, which include manufacturing, sales and service entities. Each of Adept’s non-U.S. operations uses its respective local currency as the functional currency. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction losses were $898,000 in fiscal 2009 and foreign currency transaction gains were $755,000 in fiscal 2008. The foreign currency transaction losses recorded in the period ended June 30, 2009 were primarily unrealized losses from the strengthening of the U.S. dollar versus the euro related to the remeasurement of cash, intercompany debt and accounts receivable balances in the Company’s European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the U.S. dollar for inventory purchases sourced in Japan. The 2008 foreign currency transaction gains recorded resulted primarily from the settlement of non-permanent in nature, USD-denominated inter-company balances. In 2008, a portion of the inter-company debt was considered non-permanent and to be settled, resulting in transactional gains.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months.

	June 30,
	2009	2008
	(in thousands)
Cash and cash equivalents:
Cash	$7,501	$8,770
Money market funds	—	6,415

Total cash and cash equivalents	$7,501	$15,185

Realized gains or losses, interest, and dividends are included in interest income.

Fair Values of Financial Instruments

The carrying amounts for cash, accounts receivables and accounts payable approximate fair value due to the short-term nature of these instruments.

Comprehensive Income (Loss)

In the years ended June 30, 2009 and 2008, comprehensive income (loss) included $(323,000) and $550,000, respectively, of foreign currency translation adjustments stemming from Adept’s non-U.S. subsidiaries’ use of respective local currencies as their functional currency.

Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventories are as follows:

	June 30,
	2009	2008
	(in thousands)
Raw materials	$5,434	$7,553
Work-in-process	343	126
Finished goods	2,348	2,555

	$8,125	$10,234

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

During the years ended June 30, 2009 and 2008, the Company recognized revenues with a cost of approximately $442,000 and $252,000, respectively, from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2009 and 2008. Total cumulative reductions for excess or obsolete inventory totaled approximately $3.1 million at June 30, 2009 and $1.3 million at June 30, 2008. This increase is primarily due to a $1.4 million write-down for discontinued items related to the refurbished business.

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

Changes in the Company’s warranty liability are as follows:

	June 30,
	2009	2008
	(in thousands)
Balance at beginning of period	$1,259	$1,207
Warranties issued	1,056	1,193
Warranty claims	(1,136)	(1,141)

Balance at end of period	$1,179	$1,259

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

Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $537,000 and $49,000 in 2009 and 2008, respectively. The increase in the allowance for doubtful accounts as of June 30, 2009 is primarily related to two specifically identified accounts which are cash constrained due to the downturn in the economy.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2009	2008
	(in thousands)
Cost:
Machinery and equipment	$4,560	$5,340
Computer equipment	5,392	5,737
Office furniture and equipment	978	2,166
Software development costs	1,675	1,562

	12,605	14,805
Accumulated depreciation and amortization	(9,957)	(11,451)

Net property and equipment	$2,648	$3,354

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

In fiscal 2009, Adept concluded that the carrying value of goodwill and intangibles related to the Cerebellum acquisition was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, the Company wrote down the entire value of goodwill and intangible assets related to this acquisition and recorded an impairment of $803,000 for these intangibles.

Revenue Recognition

The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. Adept recognizes non-software product revenue in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. The Company uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by Adept’s warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on Adept’s standard non-software products. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after Adept’s normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. The Company’s experience is that it has been able to reliably determine whether collection is reasonably assured.

Adept’s robots and controllers have features that are enabled or enhanced through the use of software enabling tools and other software elements, which are embedded within its robot and controller products. Adept’s software enabling tools or other software elements do not operate independently of the robots or controllers, and they are not sold separately and cannot be used without the robots or controllers. The Company also sells optional software used to enhance capability of its products. Adept believes that the software component of its products is incidental to its products and services taken as a whole.

The Company recognizes software revenue in accordance with the American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, And Software Revenue Recognition With Respect To Certain Transactions. Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software. License revenue is recognized on shipment of the product provided that no significant vendor or post-contract support obligations remain and that collection of the resulting receivable is deemed probable by management. Insignificant vendor and post-contract support obligations are accrued upon shipment of the licensed product. For software that is installed and integrated by the customer, revenue is recognized upon shipment assuming functionality has already been proven in prior sales and there are no customizations that would cause a substantial acceptance risk.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned remanufactured robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, Adept pays a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with GAAP as reflected in the SAB 100, Restructuring Charges, Impairments, and Related Issues, pronouncement requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned remanufactured or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, Adept tracks all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

Shipping and Handling

Adept manages incoming and outgoing product shipments through a third party shipping manager. Outgoing product is primarily shipped by customer-selected carriers and freight costs are billed directly to the customer. Incoming material is usually shipped via Adept-selected carriers with freight cost incurred by Adept and recorded as cost of goods sold, as title transfers at time of shipment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit-quality financial institutions. The Company invests its excess cash in money market mutual funds, commercial paper, readily marketable debt instruments and obligations of U.S., state and municipal government entities. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the consolidated balance sheets in excess of insured limits.

Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. No customer accounted for more than 10% of revenues or trade receivables as of fiscal year end or for any of the past two fiscal years.

Research, Development and Engineering Costs

Research, development and engineering costs, other than purchased computer software and capital equipment, are charged to expense when incurred.

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $81,000 in 2009 and $241,000 in 2008. The Company does not incur any direct response advertising costs.

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

Net Income (Loss) Per Share

SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings of the Company. Unless their effect is antidilutive, dilutive common equivalent shares consist of stock options calculated using the treasury stock method and shares issued from the conversion of outstanding warrants.

The basis for the diluted EPS calculation is as follows:

	2009	2008
	(in thousands)
Numerator:
Net income (loss), as reported	$(13,068)	$3,636

Denominator:
Basic shares	8,173	7,957
Plus: Dilutive options	—	80
Plus: Dilutive warrants	—	209

	8,173	8,246

Diluted income (loss) per share	$(1.60)	$0.44

If the Company had reported net income for the year ended June 30, 2009, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 21,631 related to outstanding employee stock options not included above.

The computation of diluted net income (loss) per share for fiscal 2009 and 2008 does not include options to purchase 1,122,798 and 737,795 shares, respectively, because the effect of their inclusion would be anti-dilutive.

Commitments and Contingencies

In accordance with SFAS No. 5, Adept evaluates potential commitments and contingencies based on their anticipated outcome. If Adept determines, after consideration of all known facts and consultation with legal counsel, that a loss related to the potential matter is neither probable or cannot be reasonably estimated as of the date of issuance of its fiscal period-end reports, the Company does not accrue for the potential liability. If a loss is reasonably possible related to the matter, the Company will disclose the relevant facts of the matter along with an estimated loss amount or range if such amount or range can be reasonably estimated.

New Accounting Pronouncements

In April 2009, the FASB issued FSP Financial Accounting Standards (“FAS”) 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting. The FSP requires the SFAS No. 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will begin utilizing the disclosure guidance of FSP FAS 107-1 and APB 28-1 in the first quarter of fiscal year 2010.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated the impact of the adoption of FSP FAS 142-3 and has determined that it may have a material impact on how the Company will identify, negotiate and value certain future acquisitions.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording an asset or liability arising from a contingency at the date of an acquisition at fair value if fair value can be reasonably determined. If fair value cannot be determined, the asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company’s fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. SFAS No. 141(R) may have a material impact on how the Company will identify, negotiate and value certain future acquisitions.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This standard establishes two levels of U.S. GAAP, authoritative and nonauthoritative. SFAS No. 168 statement establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for the Company’s interim and annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and number system prescribed by the Codification when referring to GAAP in the first quarter of fiscal year 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s Consolidated Financial Statements.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans and, commencing in fiscal 2009, is increasingly granting shares of restricted stock to executive and some non-executive employees as incentive compensation in lieu of stock options. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms, except as discussed in the immediately following paragraph. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan as described in Note 8 to the Notes to Consolidated Financial Statements. As of June 30, 2009, there were 608,490 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of June 30, 2009 the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
2001 Stock Option Plan	231,656	120,921
2003 Stock Option Plan	339,749	42,891
2004 Director Option Plan	64,000	66,376
2005 Equity Incentive Plan	405,000	59,635

A proposal to increase the number of shares that may be issuable under the 2005 Equity Incentive Plan by an additional 650,000 shares of common stock will be submitted for Stockholder approval at the 2009 Annual Meeting of Stockholders. Of the additional 650,000 shares subject to Stockholder approval, options to purchase 419,000 shares were granted on June 4, 2009 and remain subject to stockholder approval of the amendment to the 2005 Equity Incentive Plan. Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which had at June 30, 2009, 104,216 and 6,000 shares, respectively, subject to outstanding options. Under all of these plans, for employee grants, except for certain performance grants to Adept’s former Chief Executive Officer, vesting of options is generally monthly in equal installments over a four year period. In fiscal 2009, restricted stock grants were made to Adept executive officers and other senior management employees for performance in fiscal 2008 pursuant to the 2005 Equity Incentive Plan. These restricted shares vest quarterly over two years with the initial vesting period ending on the last day of the first quarter of fiscal 2009. In April 2009, certain restricted stock grants were made to executive and non-executive employees with vesting over 6 months with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

The Company adopted SFAS 123R, Share–Based Payment, effective July 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). Adept recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded since adoption has been accounted for as an equity instrument. Prior to July 1, 2005 Adept followed the APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations for the Company’s stock compensation.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all stock-based awards granted or other awards granted that are subsequently reclassified into equity. The unrecognized expense of awards not yet vested as of July 1, 2005, the date of SFAS 123R adoption by the Company, is now being recognized as expense in the calculation of net income using the same valuation method (the Black-Scholes model) and assumptions disclosed prior to Adept’s adoption of SFAS 123R. Determining the fair-value of stock-awards at the grant date requires judgment in estimating the expected term of stock options, the expected volatility of Adept common stock, expected forfeitures and expected dividends. The computation of the expected volatility assumption in the Black-Scholes calculation is based on historical volatility as options on the Company’s stock are not traded. When establishing the expected life assumption, the Company reviews annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. As of July 1, 2005, Adept had an unrecorded deferred stock-based compensation balance related to stock options and ESPP of $1.1 million after estimated forfeitures. The unamortized compensation cost (previously being recognized under FAS 123 on a pro-forma basis) for options and ESPP rights granted but not vested as of July 1, 2005 has been recognized ratably over the remaining vesting period of such options and ESPP purchases.

Under the provisions of SFAS 123R, the Company recorded $1,895,000 and $769,000 of stock-based compensation expense on its consolidated statements of operations for the years ended June 30, 2009 and 2008, respectively, for its stock option plans and ESPP. The Company did not record an income tax benefit for the stock compensation expense because of the extent of the Company’s net operating loss carry forwards. Adept utilized the Black-Scholes valuation model for estimating the fair value of the compensation after the adoption of SFAS 123R. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the year ended June 30, 2009 were $3.66 and $1.38, respectively, and for the year ended June 30, 2008 were $2.93 and $2.26, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2009		Year Ended June 30, 2008
	Equity Incentive and Stock Option Plans	Stock Purchase Plan	Equity Incentive and Stock Option Plan	Stock Purchase Plan
Risk free interest rate	1.68%	0.92%	4.05%	3.45%
Expected life (in years)	3.29	0.50	3.38	0.50
Expected volatility	74%	90%	71%	61%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options or ESPP shares by Adept’s employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.

A summary of stock option activity under the option plans as of June 30, 2009 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2008	988	$10.73
Granted	298	7.53
Exercised	(1)	1.91
Forfeited or Expired	(134)	11.12

Outstanding at June 30, 2009	1,151	$9.86	5.34	$32

Vested/Expected to Vest at June 30, 2009	1,050	$10.15	4.98	$32

Exercisable at June 30, 2009	764	$11.27	3.55	$32

During the year ended June 30, 2009, Adept granted options for 298,000 shares of common stock with an estimated total grant date fair market value of $2,243,240. The intrinsic value of options exercised during the year ended June 30, 2009 was $4,257. Cash received from stock option exercises and ESPP purchases was $140,000 for the year ended June 30, 2009. As of June 30, 2009, there was $1,269,197 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2013, with a weighted average remaining period of 1.45 years.

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of June 30, 2009 and changes during the year then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	158,297	$7.41
Released	(57,847)	$7.54
Withheld for taxes	(37,973)	$7.54

For grants of restricted stock issued during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008, thereafter the remaining restricted shares vest quarterly from such date in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period. On January 1 and April 1, 2009, the second and third vesting tranches of restricted stock awards were released from restriction less the forfeited amount as described above. For grants of restricted stock issued during the fourth quarter ended June 30, 2009, vesting will occur over six months with the first half vesting on June 30, 2009 and the 2nd half vesting on September 30, 2009. On June 30, 2009 the first vesting tranche of these restricted stock awards were released from restriction less the amounts withheld for taxes and forfeited amount as described above.

During the year ended June 30, 2009, 42,251 shares of common stock were issued under the Company’s ESPP, of that amount, 24,910 were purchased in February under the 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, shares will be issued in April and November.

Total common shares outstanding at June 30, 2009 were 8,284,511.

3.	Restructuring Charges

At the end of June 2007, the Company executed a restructuring plan which involved closure of a portion of Adept’s Livermore, California facility. The Livermore lease was terminated upon final payment of a lease dispute settlement in January 2009. Consequently, the restructuring liability that previously had been booked was substantially eliminated. The Company recorded in the first quarter of 2009, a credit of $596,000 to eliminate the restructuring lease commitments.

In response to economic uncertainty and the more cautious behavior and outlook of its customers, beginning in the second quarter of fiscal 2009 Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the Company’s target markets. Restructuring actions include the phase out of discontinued remanufactured robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9%; salary reductions of 10% for Adept’s executive officers and a 20% reduction in salary for Adept’s Chief Executive Officer both effective at the beginning of the third fiscal quarter; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

Additionally, at the end of the third quarter of fiscal 2009, Adept implemented a second phase of restructuring, which included additional pay reductions of 15% for the Company’s CEO and 10% for its other executive officers, an additional reduction in work force and additional tiered pay reductions for Adept’s employees in the

U.S. and Singapore, and a work share program in Europe. The total reduction in work force in fiscal 2009 was approximately 17%.

The following table summarizes the activity in Adept’s accrued restructuring charges during the years ended June 30, 2009 and 2008.

Fiscal 2009

(in thousands)	Balance June 30, 2008	Additional Charges/ (Reversals) Fiscal 2009	Stock Awarded/ Cash Payment Fiscal 2009	Inventory Write- down Fiscal 2009	Balance June 30, 2009
Employee severance costs	$—	$449	$(446)	$—	$3
Lease commitments	633	(596)	(37)	—	—
Other costs	—	1	(1)	—	—
Inventory	—	1,365	—	(1,365)	—
Accelerated restricted stock expense	—	200	(200)	—	—

Total	$633	$1,419	$(684)	$(1,365)	$3

Fiscal 2008

(in thousands)	Balance June 30, 2007	Additional Charges/ (Reversals) Fiscal 2008	Cash Payment Fiscal 2008	Balance June 30, 2008
Employee severance costs	$236	$(19)	$(217)	$—
Lease commitments	850	246	(463)	633
Other costs	—	27	(27)	—

Total	$1,086	$254	$(707)	$633

4.	Acquisitions

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS. The results of Cerebellum’s operations have been included in the Company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 in cash and $335,000 payable in shares of common stock of the Company was due and paid on the first anniversary of the Effective Date provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary of the acquisition in January 2010, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. Adept has determined that contingent amounts payable on the second anniversary up to

€104,000 in common stock related to revenue goals will not be met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of added to goodwill since the goodwill related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of the Company prior to the anniversary of the Effective Date.

5.	Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill (and other intangible assets deemed to have indefinite lives) are not amortized but are subject to annual impairment tests. Other intangible assets with finite lives are amortized over their estimated useful lives. SFAS No. 142 requires goodwill and other intangible assets to be evaluated for impairment at least annually and Adept has chosen April 1 as the annual date to conduct this evaluation. Any impairment charges are determined using a fair value approach, incorporating the discounted cash flow method.

The balance of intangible assets and goodwill at June 30, 2008 was $1.2 million consisting of intangible assets and goodwill related to Cerebellum of $725,000 and $377,000, respectively and $75,000 of acquired developed technology non-related to Cerebellum. During 2009, Adept added $144,000 to goodwill for contingency payments, amortized $256,000 of intangible amortization and recognized $187,000 of foreign translation change all of which related to Cerebellum. Due to decreased demand for the Cerebellum product as a result of the economic decline, Adept determined that the carrying values of both the goodwill and intangible assets were impaired. Therefore, Adept recorded an impairment for the remaining goodwill and intangible assets of $803,000 during fiscal 2009. The other acquired technology amount of $75,000 was fully amortized at the end of June 2009.

The results of Adept’s fiscal 2008 annual impairment evaluation did not indicate impairment of the Company’s goodwill.

In accordance with SFAS No. 142, the following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to the intangible assets subject to amortization.

Intangible assets

	June 30, 2009					June 30, 2008
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Translation Change	Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Translation Change	Net Carrying Amount
Developed Technology	$800	$(330)	$(100)	$(370)	$—	$1,020	$(216)	$(4)	$800

Total	$800	$(330)	$(100)	$(370)	$—	$1,020	$(216)	$(4)	$800

The aggregate amortization expense totaled $330,000 for 2009 and $216,000 for 2008.

6.	Financing Arrangements

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

The Loan and Security Agreement authorizes Adept to enter into foreign exchange forward purchase and sale contracts with SVB (“FX Forward Contracts”) up to a maximum amount outstanding at any time of $5,000,000. Adept also may use the revolving line for certain cash management services, and request that SVB issue letters of credit to others for the Company’s account. Letters of credit payable in a foreign currency are subject to a reserve equal to 10% of the U.S. dollar equivalent of the face amount of such letters of credit (the “Letter of Credit Reserve”). The aggregate amount available under the revolving line at any time is equal to the Revolving Line Borrowing Base minus the face amount of outstanding letters of credit, the Letter of Credit Reserve, an amount equal to 10% of the outstanding FX Forward Contracts, any amounts used for cash management services and the principal balance of all outstanding advances. No amounts have been drawn down under the revolving line as of June 30, 2009.

Borrowings bear interest at an interest rate per annum equal to the greater of 7.00%, or the prime rate announced from time to time by SVB plus 3.00%. Adept’s ability to utilize borrowings under the revolving line is subject to ongoing conditions precedent that its representations and warranties set forth in the Loan and Security Agreement are true, in all material respects, on the date on which Adept requests the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has not been any material impairment in Adept’s business, results of operation, financial condition, or the prospect of repayment of Adept’s obligations to SVB, or any material adverse deviation from Adept’s most recent business plan submitted to SVB.

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

Adept also must remain in compliance with various other covenants during the term of the Loan and Security Agreement. For example, Adept must maintain its primary operating deposit accounts with SVB, and must cause all of its U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to Adept’s designated deposit account at SVB, unless Adept’s Adjusted Quick Ratio is below 1.75 to 1.0, or there is any default under the Loan and Security Agreement, in which case SVB will first apply collections from the lockbox account toward repayment of Adept’s obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified major shareholder group) of Adept’s outstanding shares, without SVB’s prior written consent. Various other covenants place restrictions on the manner in which Adept conducts its business, Adept’s ability to pay dividends to stockholders, incur additional indebtedness or encumber its assets, the types of transactions (including mergers and acquisitions) Adept may enter into and Adept’s ability to transfer funds to subsidiaries.

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

Adept paid a facility fee of $30,000 upon entering into the Loan and Security Agreement, and will pay an additional facility fee of $30,000 on the first anniversary of the effective date or upon early termination of the Loan and Security Agreement prior to such anniversary date. Adept will pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line (amounts reserved for cash management services and an amount equal to 10% of outstanding foreign exchange forward purchase and sale contracts being treated as unused portions of the line for this purpose). During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable on the last calendar day of each month, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. Adept will pay a collateral monitoring fee of $750 per month if Adept’s “Adjusted Quick Ratio” (as defined above) is less than 1:75 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. Adept also will pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

7.	Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2009 are as follows:

(in thousands)

Fiscal Year
2010	$1,872
2011	1,614
2012	1,407
2013	1,374
2014	1,401
Thereafter	1,983

Total minimum lease payments	$9,651

Rent expense, net of sublease income, was $1.8 million in 2009 and $1.4 million in 2008.

Our headquarters, and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California. The first lease agreement, which is related to our principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially in 2009, subject to a 3% annual increase. The second leased building is located near our executive offices and is used for our manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. We also lease facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Cincinnati, Ohio; Charlotte, North Carolina, Pomona, California; Massy and Annecy, France; and Singapore. All of our facilities are used by both of our two reportable business segments.

At January 1, 2009, Adept moved its corporate headquarters to Pleasanton, California. Rent payments for the Pleasanton facilities increase at a rate of 3.0% annually for cost of living increases on January 1 of each year. The related rent expense is recognized on a straight-line basis.

At June 30, 2009, Adept had capital lease obligations totaling $45,713, which are included in other accrued liabilities and other long-term liabilities. These related to three leases with bargain purchase options, with terms ranging from three to five years, and with interest rates between 5% and 9%.

At June 30, 2009, Adept had $11.5 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

In connection with a dispute regarding a Lease Termination Agreement, dated December 16, 2007, relating to Adept’s Livermore, California lease, on May 30, 2008, between Adept and Tri-Valley Technology Campus LLC, the landlord of Adept’s Livermore, California offices (“Landlord”), the Landlord commenced litigation against Adept. In the action, the Landlord sought to recover immediate possession of the Livermore facilities, claiming the failure to pay a termination payment constituted a breach of the lease agreement for such facilities in addition to a breach of the Lease Termination Agreement, and seeking payment of $1 million as a termination fee, forfeiture of the lease, and attorneys’ fees and costs. In July 2008, the Landlord also commenced a second suit claiming declaratory relief, breach of contract, breach of the implied covenant of good faith and fair dealing, intentional interference with contract, and intentional interference with prospective economic advantage.

On October 16, 2008, Adept entered into a Settlement Agreement and Release with its Landlord providing for payments totaling $500,000 to be made by Adept to the Landlord, and requiring Adept to vacate the Livermore facilities. The unlawful detainer suit was dismissed without prejudice on December 16, 2008 and the declaratory relief action was dismissed with prejudice on January 28, 2009 with amounts paid in the second and third fiscal quarter.

From time to time, the Company is also subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, and employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

Common Stock

On November 18, 2003, the Company completed a private placement of an aggregate of approximately 2.2 million shares of common stock to several accredited investors for a total purchase price of $10.0 million, referred to as the 2003 financing. Net proceeds from the 2003 financing after estimated costs and expenses were approximately $9.4 million. The investors also received warrants to purchase an aggregate of approximately 1.11 million shares of common stock at an exercise price of $6.25 per share, with certain proportionate anti-dilution protections. The warrants expired on November 18, 2008.

The Company has reserved shares of common stock for future issuance at June 30, 2009 as follows:

(in thousands)
Stock options outstanding	1,151
Stock options and restricted stock available for grant*	290
Employee stock purchase plan shares available for purchase	608

2,049

*	On June 4, 2009, the Board of Directors approved an increase in the number of shares issuable under the 2005 Equity Incentive Plan subject to the approval of the stockholders of the Company. Options were granted under the 2005 Plan in June which exceeded the number of options available to grant in the amount of 419,000. These options are subject to stockholder approval at the Adept 2009 Annual Meeting of Stockholders and the registration of the issuance of such shares subject to the options.

Equity Incentive Plans

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options and restricted shares, of Adept common stock. In addition, these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans and, commencing in fiscal 2009, is increasing granting shares of restricted stock to executive and some non-executive employees as incentive compensation in lieu of stock options. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally vest evenly over the next four years of continuous service and have ten-year contractual terms, except as discussed below.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of June 30, 2009, there were 608,490 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of June 30, 2009 the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
2001 Stock Option Plan	231,656	120,921
2003 Stock Option Plan	339,749	42,891
2004 Director Option Plan	64,000	66,376
2005 Equity Incentive Plan	405,000	59,635

A proposal to increase the number of shares that may be issuable under the 2005 Equity Incentive Plan by an additional 650,000 shares of common stock will be submitted for Stockholder approval at the 2009 Annual Meeting of Stockholders. Of the additional 650,000 shares subject to Stockholder approval, options to purchase 419,000 shares were granted on June 4, 2009 and remain subject to stockholder approval of the amendment to the 2005 Equity Incentive Plan. Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which had at June 30, 2009, 104,216 and 6,000 shares, respectively, subject to outstanding options. Under all of these plans, for employee grants, except for certain performance grants to Adept’s former Chief Executive Officer , vesting of options is generally monthly in equal installments over a four year period. In fiscal 2009, restricted stock grants were made to Adept executive officers and other senior management employees for performance in fiscal 2008 pursuant to the 2005 Equity Incentive Plan. These restricted shares vest quarterly over two years with the initial vesting period ending on the last day of the first quarter of fiscal 2009. In April 2009, certain restricted stock grants were made to executive and non-executive employees with vesting over 6 months with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four year period.

On August 9, 2001, the Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) with 520,000 shares of common stock to be reserved for issuance under the 2001 Plan. As amended, options under the 2001 Plan may be granted to employees either from time to time at the discretion of the Compensation Committee of the Board of Directors or automatically upon the occurrence of specified events, including, without limitation, reduction of at will employees’ salaries and the achievement of performance goals. The exercise price of the options is at the fair market value of the Company’s common stock on the date of the grant. Options generally vest over a time period specified by the Compensation Committee. However, at the Compensation Committee’s discretion, options granted for reduction of at will employees’ salaries vest in equal monthly increments over the salary reduction period. All stock options granted under the 2001 Plan have an expiration date of ten years from the date of the grant. The Company’s 2003 Stock Plan (the “2003 Plan”) was adopted and approved by the stockholders of the Company in January 2004 and an amendment to the 2003 Plan was approved by the stockholders in November 2004. The 2003 Plan provides for grants of up to 400,000 shares upon exercise of incentive stock options to employees (including officers and employee directors) and non statutory stock options to employees (including officers and employee directors) and consultants of the Company. In general, options granted under the 2003 Plan vest and become exercisable starting one year after the date of grant, with 25% of the shares subject to the option vesting and becoming exercisable at that time and an additional 1/48th of the shares subject to the option vesting and becoming exercisable each month thereafter. The terms of the options granted under the 2003 Plan generally may not exceed ten years. The Board of Directors determines the exercise price of the options, which must be at least equal to the fair market value of the common stock on the date of grant. The Company’s 2004 Director Stock Option Plan (the “2004 Plan”) was approved by the stockholders of the Company in November 2004. In March 2005, the Board of Directors approved increases to the automatic, nondiscretionary initial and annual option grants available to non-employee directors under the 2004 Plan. The size of initial option grants to new directors was increased from 3,000 shares to 10,000 shares, and annual director option grants from 1,000 to 2,000 shares, which was subsequently increased to 3,000 shares by an amendment approved by the Board in January 2006. The 2004 Plan provides for the annual director option grant to be made on the date of the first meeting of the Board following Adept’s annual meeting of stockholders. In November 2006, the stockholders approved the increase in authorized shares under the 2004 Plan by an additional 72,000 shares. On June 16, 2005, the Board of Directors adopted the 2005 Equity Incentive Plan (“2005 Plan”) which was approved by the stockholders in November 2005. The 2005 Plan authorizes the issuance of up to 600,000 shares of common stock to employees and non-employee directors. The 2005 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units and performance award units (including incentives that may be paid in cash). Included in the 600,000 shares of common stock to employees and non-employee are 200,000 shares that were approved in November 2007 by the stockholders. As discussed above, on June 4, 2009 the Board of Directors approved an increase in the number of shares issuable under the 2005 Plan from 600,000 to 1,250,000 (an increase of 650,000) subject to the approval of the stockholders of the Company.

The following table summarizes employee incentive plan activities under the Company’s stock option and equity incentive plans:

	Options
	Available for Grant	No. of Options Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Balance at June 30, 2007	368	1,084	$13,266	$12.24

Additional shares authorized	200
Granted	(147)	147	$853	$5.80
Canceled	205	(205)	(3,354)	16.40
Exercised	—	(38)	(170)	4.41
Expired	(34)	—	—	—

Balance at June 30, 2008	592	988	$10,595	$10.73

Granted	(298)	298	$2,243	$7.53
Canceled	134	(134)	(1,495)	11.12
Exercised	—	(1)	(1)	1.91
Expired	(18)	—	—	—
Granted—restricted stock*	(158)	—	—	7.41
Withheld stock for tax payments—restricted stock*	38	—	—	4.68

Balance at June 30, 2009	290	1,151	$11,342	$9.86

*	All activities in table are stock options except for these grants of restricted stock and withheld stock traded for taxes.

For grants of restricted stock issued during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008, thereafter the remaining restricted shares vest quarterly from such date in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period. On January 1 and April 1, 2009, the second and third vesting tranches of restricted stock awards were released from restriction less the forfeited amount as described above. For grants of restricted stock issued during the fourth quarter ended June 30, 2009, vesting will occur over six months with the first half vesting on June 30, 2009 and the 2nd half vesting on September 30, 2009. The first vesting tranche of this restricted stock awards were released from restriction less the forfeited amount as described above.

The following table summarizes information concerning outstanding and exercisable options at June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 1.50 - $ 3.73	124.0	8.16	$2.73	33.8	$1.63
4.25 - 5.50	42.9	5.13	5.18	42.9	5.18
5.74 - 5.74	116.5	8.26	5.74	48.5	5.74
6.05 - 6.05	120.0	1.00	6.05	120.0	6.05
6.15 - 7.14	89.6	5.97	6.68	67.6	6.63
8.00 - 8.00	151.5	1.49	8.00	150.0	8.00
8.07 - 8.07	138.3	5.59	8.07	103.0	8.07
8.25 - 8.75	15.0	6.78	8.65	10.8	8.61
9.48 - 9.48	201.0	9.19	9.48	39.6	9.48
9.85 - 248.75	151.8	2.26	29.16	147.3	29.70

$ 1.50 - $248.75	1,150.6	5.34	$9.86	763.5	$11.27

Employee Stock Purchase Plan

The 2008 Employee Stock Purchase Plan has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after November 1 and May 1 of each year. Each 24-month offering period is divided into four six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. Starting January 1, 2010, shares will be issued in April and November.

9.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. The Company did not match any contributions for the fiscal years ended June 30, 2009 and 2008.

10.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended June 30,
(in thousands)	2009	2008
Current:
Federal	$(17)	$57
State	12	15
Foreign	487	227

Total current	482	299

Deferred:
Federal	—	—
State	—	—
Foreign	(242)	(47)

Total deferred	(242)	(47)

Provision for income taxes	$240	$252

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is explained below:

	Year Ended June 30,
(in thousands)	2009	2008
Tax at federal statutory rate	$(4,362)	$1,322
State taxes, net of federal benefit	8	9
Net operating losses not benefited (benefited)	3,525	(1,814)
Foreign taxes	487	267
Tax credits	(70)	(57)
Non-deductible meals and entertainment	22	25
Goodwill impairment	99	—
Federal alternative minimum taxes	—	59
Change in valuation allowance	441	243
Non-deductible stock compensation	207	130
Reversal of previously accrued income taxes	—	(40)
Other	(117)	108

Provision for income taxes	$240	$252

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

(in thousands)	June 30,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$32,229	$31,450
Tax credit carry forwards	1,369	1,022
Inventory valuation	1,274	591
Depreciation /amortization	2,015	2,176
Other accruals not currently deductible for tax purposes	2,109	2,157
Capitalized research and development expenses	465	688
Other	260	256

Total deferred tax assets	39,721	38,340
Valuation allowance	(39,721)	(38,340)

Net deferred tax assets	—	—

Deferred tax liabilities:
Purchased intangibles	—	(242)

Net deferred tax liabilities	—	(242)

Total net deferred tax liabilities	$—	$(242)

For financial reporting purposes, the Company’s deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of approximately $1.4 million and $(8.1) million for the periods ended June 30, 2009 and June 30, 2008, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $1.5 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state and international tax returns.

At June 30, 2009, the Company has net operating loss carryforwards for federal income tax purposes of approximately $86.0 million, which will expire in the years 2022 through 2029 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $33.9 million which will expire in 2014 through 2029. The Company has net operating loss carry forwards for other state income tax purposes of approximately $13.0 million, which will expire in the years 2021 through 2029 if unused.

The Company also has tax credit carryforwards of approximately $3.8 million for federal income tax purposes and $5.1 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in the years 2009 through 2029 if unused.

Utilization of the net operating loss and tax credit carry forwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

The Company has foreign net operating loss carryforwards of approximately $5.0 million which have no expiration date.

Effective July 1, 2007, Adept adopted Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”). The process involves evaluating if the income tax position will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2009 the Company had $8.0 million of unrecognized tax benefits of which $800,000, if recognized, would reduce the Company’s effective tax rate.

Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1995 to 2009 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2009 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2009 the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $80,000. The Company does expect a change to the estimated amount of the liability associated with its uncertain tax position within the next twelve months related to the expected conclusion of an audit by the German tax authorities of our German subsidiary for the tax years 2004 through 2007.

The following table summarizes the activity related to our unrecognized tax benefits:

(in thousands)	June 30,
	2009	2008
Beginning balance	$7,320	$2,950
Increases related to prior year tax positions	545	4,410
Decreases related to prior year tax positions	—	(40)
Increases related to current year tax positions	91	—

Ending balance	$7,956	$7,320

11.	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”. This requires management to organize the Company’s operating segments for which separate financial information is: (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its President and Chief Executive Officer.

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

	Fiscal Years Ended
(in thousands)	June 30, 2009	June 30, 2008
Revenue:
Robotics	$32,154	$46,691
Services and Support	9,382	14,092

Total revenue	$41,536	$60,783

Operating income (loss):
Robotics	$2,450	$12,104
Services and support	538	2,556

Segment profit	2,988	14,660
Unallocated research, development and engineering and selling, general and administrative expenses	(12,412)	(11,363)
Restructuring charges, net	(1,419)	(254)
Goodwill and intangible assets impairment expense	(803)	—
Amortization of other intangible assets	(330)	(216)
Interest income, net	46	306
Currency exchange gain (loss)	(898)	755

Income (loss) before income taxes	$(12,828)	$3,888

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2009	% of total	2008	% of total
Revenue:
United States	$13,017	31.3%	$19,199	31.6%

Europe
Germany	9,237	22.3%	18,589	30.6%
France	6,327	15.2%	6,247	10.3%
Switzerland	1,536	3.7%	1,563	2.6%
Other European countries	5,253	12.7%	7,128	11.7%
Asia
Singapore	3,459	8.3%	2,550	4.2%
Malaysia	884	2.1%	1,705	2.8%
Other countries	1,823	4.4%	3,802	6.2%

Total International	28,519	68.7%	41,584	68.4%

Total	$41,536	100.0%	$60,783	100.0%

Long-Lived Assets

(in thousands)	June 30, 2009	June 30, 2008
Long-lived tangible assets:
United States	$2,279	$2,821
All other countries	500	685

Total long-lived assets	$2,779	$3,506

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12.	Subsequent Event

Subsequent events were evaluated through September 18, 2009, the date these financial statements were filed.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2008:
Allowance for doubtful accounts	$506	$49	$(70)	$485
Year ended June 30, 2009:
Allowance for doubtful accounts	$485	$537	$(437)	$585

(1)	Includes write-offs, net of recoveries.