Form 10-Q
period 2009-09-26
ADEPT TECHNOLOGY INC
filed 2009-11-09
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

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

The number of shares of the Registrant’s common stock outstanding as of November 9, 2009 was 8,295,460.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 26, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,063	$7,501
Accounts receivable, less allowance for doubtful accounts of $980 and $585 at September 26, 2009 and June 30, 2009, respectively	10,547	6,991
Inventories	7,569	8,125
Other current assets	462	317

Total current assets	25,641	22,934
Property and equipment, net	2,323	2,648
Other assets	126	131

Total assets	$28,090	$25,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,589	$2,138
Accrued payroll and related expenses	1,406	1,220
Accrued warranty expenses	1,225	1,179
Deferred revenue	55	15
Accrued restructuring charges, current	—	3
Accrued income tax, current	598	599
Other accrued liabilities	962	668

Total current liabilities	7,835	5,822
Long-term liabilities:
Accrued income tax, long-term	429	396
Long-term obligations	133	150

Total liabilities	8,397	6,368

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,309 shares issued and 8,304 shares outstanding at September 26, 2009 and 8,289 shares issued and 8,284 shares outstanding at June 30, 2009, respectively	166,143	165,773
Treasury Stock, at cost, 5 shares at September 26, 2009 and June 30, 2009	(42)	(42)
Accumulated deficit	(147,171)	(147,089)
Accumulated other comprehensive income	763	703

Total stockholders’ equity	19,693	19,345

Total liabilities and stockholders’ equity	$28,090	$25,713

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended
	September 26, 2009	September 27, 2008
Revenues	$11,706	$14,321
Cost of revenues	6,382	7,712

Gross margin	5,324	6,609
Operating expenses:
Research, development and engineering	1,214	1,400
Selling, general and administrative	4,319	6,794
Restructuring reversal	—	(596)
Amortization of other intangible assets	—	90

Total operating expenses	5,533	7,688

Operating loss	(209)	(1,079)

Interest income (expense), net	(1)	43
Foreign currency exchange gain (loss)	179	(586)

Loss before income taxes	(31)	(1,622)
Provision for income taxes	(51)	—

Net loss	$(82)	$(1,622)

Basic net loss per share	$(0.01)	$(0.20)

Diluted net loss per share	$(0.01)	$(0.20)

Number of shares used in computing basic per share amounts	8,288	8,013

Number of shares used in computing diluted per share amounts	8,288	8,013

Comprehensive loss
Net loss	$(82)	$(1,622)
Foreign currency translation adjustment	60	(277)

Total comprehensive loss	$(22)	$(1,899)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	September 26, 2009	September 27, 2008
Operating activities
Net loss	$(82)	$(1,622)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	382	409
Gain on disposal of property and equipment	(9)	—
Stock-based compensation	341	361
Amortization of other intangible assets	—	90
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,328)	(1,644)
Inventories	810	81
Other assets	(131)	(142)
Accounts payable	1,444	(619)
Other accrued liabilities and deferred revenues	516	413
Accrued restructuring charges	(3)	(633)
Other long-term liabilities	33	—

Net cash used in operating activities	(27)	(3,306)

Investing activities
Purchase of property and equipment	(38)	(30)
Proceeds from sale of property and equipment	18	—
Capitalized software	—	(113)

Net cash used in investing activities	(20)	(143)

Financing activities
Principal payments on capital lease	(9)	(39)
Principal payments on long term notes	(22)	(8)
Repurchases of common stock	—	(42)
Proceeds from employee stock incentive program and employee stock purchase plan	38	94
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(10)	—

Net cash provided by (used in) financing activities	(3)	5

Effect of exchange rates on cash and cash equivalents	(388)	536

Net decrease in cash and cash equivalents	(438)	(2,908)
Cash and cash equivalents, beginning of period	7,501	15,185

Cash and cash equivalents, end of period	$7,063	$12,277

Cash paid during the period for:
Interest	$1	$5
Taxes	$15	$8

Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$11	$86

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 18, 2009.

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

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of September 26, 2009, there were 584,458 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of September 26, 2009, the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
2001 Stock Option Plan	231,656	120,921
2003 Stock Option Plan	363,749	18,891
2004 Director Option Plan	64,000	66,376
2005 Equity Incentive Plan	820,000	298,810

On November 6, 2009, shareholders approved an increase in the 2005 Equity Incentive Plan of 650,000 shares. Options are also outstanding pursuant to two equity compensation plans that have expired. They include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 102,826 and 6,000 shares subject to outstanding options. Under all of these plans, for employee option grants, vesting is generally monthly, in equal installments over a four-year period. Restricted stock grants made under the 2005 Equity Incentive Plan have been subject to quarterly vesting over a two-year

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period for grants issued in September 2008 and a six-month period for grants issued in April 2009. Under the 1995 and 2004 Director Option Plans, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four-year period.

The Company accounts for stock compensation in accordance with Accounting Standards Codification™ (“ASC”) Topic No. 718, Compensation-Stock Compensation (“ASC 718”), which requires the recognition of fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 26, 2009 has been accounted for as an equity instrument.

In accordance with ASC 718, the Company recorded $341,000 and $361,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the three months ended September 26, 2009 and September 27, 2008, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation, in accordance with ASC 718. The weighted average grant-date fair values of the options granted under the equity incentive plans for the three months ended September 26, 2009 (including the 419,000 options granted on June 4, 2009 and approved by stockholders on November 6, 2009) and September 27, 2008 were $1.68 and $4.53, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the three months ended September 26, 2009 and September 27, 2008 were $1.25 and $2.69, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended September 26, 2009		Three Months Ended September 27, 2008
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.47%	0.24%	2.12%	1.97%
Expected life (in years)	3.28	0.66	3.21	0.50
Expected volatility	85%	102%	70%	65%
Dividend yield	0%	0%	0%	0%

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

For the three months ended September 26, 2009 and September 27, 2008 stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% and 20%, respectively, for its options. Under the true-up provisions of ASC 718, the Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated. For the three months ended September 26, 2009, the estimated forfeiture rate was based upon the true up occurring when the option was actually forfeited. For the three months ended September 27, 2008, the estimated forfeiture rate was based upon the true up occurring when the options vested. This change in estimate led to the lower forfeiture rate for the three months ended September 26, 2009.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the option plans as of September 26, 2009 and changes during the three months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2009 excluding 419,000 options granted June 4, 2009 requiring stockholder approval	1,151	$9.86
June 4, 2009 options approved by stockholders at November 6, 2009 Annual Meeting	419	3.07

Adjusted outstanding at June 30, 2009	1,570	8.05
Granted	25	2.65
Exercised	—	—
Forfeited or Expired	(6)	10.76

Outstanding at September 26, 2009	1,589	$7.95	6.26	$66

Vested/Expected to Vest at September 26, 2009	1,527	$8.09	6.14	$64

Exercisable at September 26, 2009	800	$11.04	3.55	$50

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of September 26, 2009 and changes during the three months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2009	62,477	$7.21
Awarded	—	—
Released	(5,866)	8.15
Forfeited due to cancellation or for taxes	(4,175)	8.15

Balance at September 26, 2009	52,436	$7.03

On July 1, 2009, the fourth vesting tranche of the restricted stock awards issued during the quarter ended September 27, 2008 was released from restriction less the forfeited amount as described above. These restricted shares vest quarterly in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period.

As of September 26, 2009, there was $1,168,919 of total unrecognized compensation cost related to non-vested stock options and awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.6 years.

During the three months ended September 26, 2009, 24,032 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares will be issued in April and November.

Total common shares outstanding at September 26, 2009 were 8,304,195.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At September 26, 2009 and June 30, 2009, the Company had no marketable securities and $7,063,000 and $7,501,000 in cash, respectively.

Realized gains or losses, interest, and dividends are included in interest income.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	September 26, 2009	June 30, 2009
	(in thousands)
Raw materials	$5,119	$5,434
Work-in-process	304	343
Finished goods	2,146	2,348

Total inventory	$7,569	$8,125

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	September 26, 2009	June 30, 2009
	(in thousands)
Machinery and equipment	$4,632	$4,560
Computer equipment	5,437	5,392
Software development costs	1,675	1,675
Office furniture and equipment	1,003	978

	12,747	12,605
Less accumulated depreciation and amortization	(10,424)	(9,957)

Net property and equipment	$2,323	$2,648

6. Warranties

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

Changes in the Company’s warranty liability for the three-month periods ending September 26, 2009 and September 27, 2008 are as follows:

	Three months ended
	September 26, 2009	September 27, 2008
	(in thousands)
Balance at beginning of period	$1,179	$1,259
Provision for warranties issued	201	338
Warranty claims	(155)	(341)

Balance at end of period	$1,225	$1,256

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Legal Proceedings

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $51,000 for the three months ended September 26, 2009 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes.

In compliance with paragraph 740-10-50 of ASC Topic 740, Accounting for Uncertainty in Income Taxes (“ASC 740-10-50”), the Company had gross unrecognized tax benefits of approximately $8 million and $8 million as of September 26, 2009 and June 30, 2009, respectively. Approximately $7 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $821,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2008 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2008 remain open to examination by the foreign tax authorities.

In the second quarter of fiscal year ended June 30, 2009, the German tax authorities commenced a tax audit of the Company’s German subsidiary for the tax years 2004 to 2006. At this time, the German tax audit has not sufficiently progressed to the point of completion to determine if any areas of disagreement exist with amounts reported on German income tax returns for the tax years under audit.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended September 26, 2009, the Company recorded a minor amount of interest related to uncertain tax positions.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Loss per Share

Loss per share was determined as follows:

	Three months ended
(in thousands)	September 26, 2009	September 27, 2008
Net loss	$(82)	$(1,622)

Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,288	8,013

Basic and diluted net loss per share	$(0.01)	$(0.20)

The computation of diluted net loss per share for the three months ended September 26, 2009 and September 27, 2008 does not include options to purchase 1,541,021 and 633,284 shares, respectively, because the effect of their inclusion would be anti-dilutive.

10. Segment Information

ASC Topic No. 280, Segment Reporting (“ASC 280”) requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. ASC No. 280 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its Chief Executive Officer, or CEO.

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

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments.

Management assesses the Company’s performance, operations and assets by segment and geographic areas, and therefore segment loss, revenue and long-lived tangible assets are summarized in the following tables:

	Three months ended
(in thousands)	September 26, 2009	September 27, 2008
Revenue:
Robotics	$9,455	$10,903
Services and support	2,251	3,418

Total revenue	$11,706	$14,321

Segment operating income (loss):
Robotics	$1,755	$1,633
Services and support	674	1,017

Segment operating income	2,429	2,650

Unallocated research, development and engineering and selling, general and administrative	(2,638)	(3,639)
Amortization of other intangible assets	—	(90)

Operating loss	(209)	(1,079)

Net interest income (expense)	(1)	43
Foreign currency exchange gain (loss)	179	(586)

Loss before income taxes	$(31)	$(1,622)

	Three months ended
(in thousands)	September 26, 2009	September 27, 2008
Revenue:
United States	$3,239	$4,335
Germany	2,730	2,844
France	1,297	1,818
Switzerland	276	374
Other European countries	844	1,958
Singapore	2,499	2,003
All other countries	821	989

Total	$11,706	$14,321

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	September 26, 2009	June 30, 2009
Long-lived tangible assets:
United States	$1,998	$2,279
All other countries	451	500

Total long-lived tangible assets	$2,449	$2,779

11. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $179,000 for the three months ended September 26, 2009, and $(586,000) for the three months ended September 27, 2008, and are included in the condensed consolidated statements of operations. The Company has determined that the local currency is the functional currency for its foreign subsidiaries.

The foreign currency transaction gains (losses) recorded in the three months ended September 26, 2009 and September 27, 2008 were primarily realized and unrealized gains (losses) related to the non-permanent intercompany debt.

12. Restructuring Charges

At the end of June 2007, the Company executed a restructuring plan which involved closure of a portion of Adept’s Livermore, California facility. The Livermore lease was terminated upon final payment of a lease dispute settlement in January 2009. Upon the execution of the lease dispute settlement, the restructuring liability that previously had been booked was substantially eliminated. The Company recorded a credit of $596,000 in the first quarter of 2009 to eliminate the restructuring lease commitments.

In response to the economic climate, beginning in the second quarter of fiscal 2009, Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the company target industries. Restructuring actions included the phase out of discontinued remanufactured robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9% and pay reductions for our CEO and other officers of 15% and 10%, respectively; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

Additionally, at the end of the third quarter of fiscal 2009, Adept implemented a second phase of restructuring, which included additional pay reductions of 20% for the Company’s CEO and 10% for its other executive officers, an additional reduction in work force and additional tiered pay reductions for employees in the U.S. and Singapore, and a work share program in Europe. The reduction of work force was effective at the end of the third quarter with the pay reductions effective beginning in the fourth quarter.

At the end of September 26, 2009, there were no accrued restructuring charges. There were also no restructuring charges for the three months ended September 26, 2009.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Acquisitions

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS. The results of Cerebellum’s operations have been included in the Company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 in cash and $335,000 payable in shares of common stock of the Company was due on the first anniversary of the Effective Date provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company may be paid on the second anniversary of the acquisition in January 2010, provided that certain employees remain employed by Cerebellum, and will be amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there are contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. Adept has determined that contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue goals will not be met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of being added to goodwill since the goodwill, as well as other intangibles, related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of the Company prior to the anniversary of the Effective Date.

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

The second lease agreement is for premises near the location of the first lease consists, of 23,027 square feet and includes a right of first offer on 12,000 additional square feet located in Pleasanton, California for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of September 26, 2009 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$9,522	$2,034	$1,600	$1,436	$1,408	$3,044
Capital Lease Obligations	36	16	8	9	3	—

Total	$9,558	$2,050	$1,608	$1,445	$1,411	$3,044

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Subsequent Event

The proposal to increase the number of shares of our common stock that may be issuable under the 2005 Equity Incentive Plan by an additional 650,000 shares of common stock was approved at the 2009 Annual Meeting of Stockholders on November 6, 2009.

On November 6, 2009, the Company’s Board of Directors adopted and approved the Adept Technology, Inc. Fiscal 2010 Performance Program, under which specified employees may be eligible for restricted stock awards, up to a total aggregate amount of 160,000 shares, under the 2005 Equity Incentive Program if a financial target is met.

Subsequent events were evaluated through November 9, 2009, the date these financial statements were filed.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on September 18, 2009. Statements made in this report represent our estimates and assumptions only as of the date of this report.

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

Growth Strategy

Our growth strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on the global packaging and solar markets, which we believe provide the greatest opportunity for us over the next few years. Additionally, we continue to focus our sales efforts on traditional markets, such as the German automotive electronics and industrial industries, where our products are well received and we believe that significant long-term opportunity exists. Currently, these markets are impacted to varying degrees by the uncertain global economic environment.

In the U.S., we believe that near-term growth will be driven primarily by the packaging market and longer-term by additional target markets including solar and disk drive. Much of the demand for our products in the last few years has come from Europe and we believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar.

Included in our growth strategy is an ongoing active search for possible merger and acquisition targets. Our focus is on pursuing business combinations that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.

Trends in Our Business

Global recession has created a broader cautionary environment for us and for our customers over the last several quarters, which has resulted in decreased demand or delayed orders for our products in nearly all markets and geographies. One exception to this trend has been in the packaging market, where demand for our Quattro robot and other packaging solutions for food, cosmetics and pharmaceutical packaging applications has been a significant and increasing driver of sales over the last several quarters. Sales to the worldwide packaging market were 25% of total revenue in fiscal 2009, compared with 19% of total revenue in fiscal 2008. The majority of these sales were to manufacturers in France, although packaging also was an important and stable component of U.S. sales. While packaging sales in France decreased in the first quarter of fiscal 2010, overall sales into the packaging market rose significantly in the quarter to 33% of total revenue, driven by demand in the U.S., and to a lesser extent, Germany.

Beginning in the second half of fiscal 2009 and continuing into the first quarter of fiscal 2010, we have experienced significantly decreased demand from the automotive electronics and industrial industries in Germany, which traditionally have been a significant and relatively stable component of revenue for Adept. General market demand from the disk drive industry in the U.S. and Asia has remained weak over the last several quarters, with the exception of a large order received in the first quarter of both fiscal 2010 and 2009, from two separate customers. These orders are not typical of the general market trends we have been experiencing in disk drive. Additionally, sales to the worldwide solar market did not increase as we had anticipated, but have remained depressed as solar cell manufacturers have reduced both production and new capital investment in reaction to the global recession and lower end-user demand. In recent months, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept, once these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases and the lending environment for capital purchases improves.

During fiscal 2009, we were impacted by the weakening of the euro against the U.S. dollar, which resulted in a negative impact to our revenues, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. This trend reversed in the first quarter of fiscal 2010 with the strengthening of the euro against the U.S. dollar and positively impacted our revenues. During fiscal 2009, strengthening of the Japanese yen against the U.S. dollar also increased the cost of our products sourced in Japan, negatively affecting our gross margin during fiscal 2009. This trend also reversed as the Japanese yen weakened against the U.S. dollar positively affecting our gross margin in the first quarter of fiscal 2010.

Product Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro™, which offers industry leading speed and performance for high-speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Over the last two years, Quattro has grown to comprise a significant and increasing portion of our sales. In September 2009, we introduced the Adept Quattro s650HS, which is the only parallel robot approved by the USDA for meat and poultry processing. The Quattro s650HS is designed to give food packagers the highest possible speeds for raw food handling while complying with cleanliness and hygienic standards. The performance of our Quattro robots is enhanced by our ACE PackXpert™ packaging management software system, introduced in November 2008, which enables the rapid development and deployment of packaging applications.

Restructuring and Cost Reduction Actions

During fiscal 2009, we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Over the course of the year, we:

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

These actions resulted in the expected savings of $1.4 million per quarter and were fully realized in the fourth quarter of fiscal 2009. During fiscal 2010, we expect that expense levels will increase slightly from fourth quarter 2009 levels, as we continue to invest in specific programs and opportunities to support our strategy for growth in the packaging and solar markets and, as our financial position allows, restore full salary levels for our employees.

Cost reductions and increased revenue helped drive improvements in our product margins in the first quarter of fiscal 2010, due to higher absorption of overhead cost, tighter management of inventory and greater efficiencies overall. Additionally, beginning in the third quarter of fiscal 2009 and continuing through the first quarter of fiscal 2010, our gross margin has benefitted from product cost reductions previously implemented in our Quattro product that we expect will continue to positively impact gross margin going forward.

We remain committed to managing our business to generate cash.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three-month period ended September 26, 2009. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2010 first fiscal quarter ended September 26, 2009. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K as filed with the SEC on September 18, 2009.

Results of Operations

Revenues. Summary information by product segment for the three months ended September 26, 2009 and September 27, 2008 is as follows:

	Three Months ended September 26, 2009	% Change	Three Months ended September, 27, 2008
	(in thousands, except %)
Revenue by Segment
Robotics
Revenues	$9,455	(13)%	$10,903
Percentage of total revenues	81%		76%
Services and Support
Revenues	$2,251	(34)%	$3,418
Percentage of total revenues	19%		24%

Total revenues	$11,706	(18)%	$14,321

Revenues were $11.7 million for the three months ended September 26, 2009, a decrease of 18% compared to $14.3 million for the three months ended September 27, 2008. The decline in total revenues resulted from sales decreases both in our Robotics segment and our Service and Support segment, as both production activities and capital investment slowed in a significant number of our markets as a result of the weak global economic environment. Revenues in the three months ended September 26, 2009 included most of a $2.5 million order for vision-guided robots, which reflects our belief that there is increased momentum in our business as compared to the second half of fiscal 2009, although the first half of each fiscal year is historically the weaker part of our fiscal year.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $9.5 million for the three months ended September 26, 2009, down 13% from $10.9 million for the three months ended September 27, 2008. The decrease was primarily the result of significantly reduced demand from the automotive electronics and industrial markets in Germany, partially offset by a large order for the disk drive market in Asia and strong demand for our Quattro robots for packaging applications.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $2.3 million for the three months ended September 26, 2009, down 34% from $3.4 million for the three months ended September 27, 2008. The decrease was due to lower sales of remanufactured robotics to disk drive and consumer electronics manufacturers in the U.S. and Asia, as well as lower demand from the automotive electronics and industrial markets in Germany.

Revenue by geography for the three months ended September 26, 2009 and September 27, 2008 is as follows:

	Three Months ended September 26, 2009	% Change	Three Months ended September, 27, 2008
	(in thousands, except %)
Revenue by Geography
United States
Revenues	$3,239	(25)%	$4,335

Percentage of total revenues	28%		30%

Europe
Revenues	5,146	(26)%	6,993
Percentage of total revenues	44%		49%
Asia
Revenues	3,058	21%	2,528
Percentage of total revenues	26%		18%
Other countries
Revenues	263	(43)%	465
Percentage of total revenues	2%		3%

Total International revenues	8,467	(15)%	9,986

Percentage of total revenues	72%		70%

Total revenues	$11,706	(18)%	$14,321

Our U.S. revenues were $3.2 million for the three months ended September 26, 2009, down 25% compared with $4.3 million for the three months ended September 27, 2008. This decrease reflects reduced sales of both new robotic systems and refurbished robots to the disk drive and general markets, partially offset by increased sales of our Quattro robots for applications in the packaging market.

Total international revenues were $8.5 million for the three months ended September 26, 2009, down 15% compared with $10.0 million for the three months ended September 27, 2008. Lower international revenues primarily resulted from decreased sales in Europe, although demand was down across all major international regions with the exception of Asia compared with the previous year. European sales fell 26%, from $7.0 million in the first quarter of fiscal 2009 to $5.1 million in the first quarter of fiscal 2010, primarily as a result of decreased demand from the automotive electronics and industrial markets in Germany. Overall demand from the European packaging market remained strong in the first quarter of 2010, although variability exists in the timing and size of orders from different regions. Specifically, packaging sales to France decreased in the quarter while sales to Germany increased. Sales to European solar cell manufacturers continued to be depressed in the first quarter of fiscal 2010, as the worldwide solar market continued to restrict capital spending in light of the global recession.

Sales in Asia increased 21% to $3.1 million in the first quarter of fiscal 2010, compared with $2.5 million in the first quarter of fiscal 2009, as the result of a large order from the disk drive market, the first such order of comparable size for several years.

Sales to other countries fell 43% to $0.3 million in the first quarter of fiscal 2010, compared with $0.5 million in the first quarter of fiscal 2009. This decrease primarily occurred in regions where in the past we have experienced increasing demand for our packaging solutions, but which have become impacted by a weaker economic environment.

Gross Margin. Summary information on gross margin for the three months ended September 26, 2009 and September 27, 2008 is as follows:

	Three Months ended September 26, 2009	% Change	Three Months ended September, 27, 2008
	(in thousands, except %)
Revenues	$11,706		$14,321
Gross margin	5,324	(19)%	6,609
Gross margin %	45.5%		46.2%

Gross margin as a percentage of revenues was 45.5% for the three months ended September 26, 2009, compared to 46.2% for the three months ended September 27, 2008. Lower gross margin in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 primarily resulted from lower volumes of our products resulting in decreased absorption of our fixed manufacturing expenses partially offset by positive currency impact from the Japanese yen and euro versus the U.S. dollar during the three months ended September 26, 2009. During the three months ended September 27, 2008, we were impacted by the weakening of the euro against the U.S. dollar, which resulted in a negative impact to our margins, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. This trend reversed in the first quarter of fiscal 2010 with the strengthening of the euro against the U.S. dollar and positively impacted our margins. The strengthening of the Japanese yen against the U.S. dollar also increased the cost of our products sourced in Japan, negatively affecting our gross margin during the first quarter of fiscal 2009. This trend also reversed as the Japanese yen weakened against the U.S. dollar positively affecting our gross margin in the first quarter of fiscal 2010.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

	Three Months ended September 26, 2009	% Change	Three Months ended September, 27, 2008
	(in thousands, except %)
Expenses	$1,214	(13)%	$1,400
Percentage of revenue	10%		10%

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

R&D expenses for the three months ended September 26, 2009 were $1.2 million, or 10% of revenues, down 13% from $1.4 million, or 10% of revenues for the three months ended September 27, 2008. Lower R&D expenses in the first quarter of fiscal 2010 compared with the prior year period were the result of cost reductions implemented by Adept during fiscal 2009, including salary reductions for all employees. As full salaries are gradually restored during fiscal 2010, we expect that R&D expenses will increase.

Selling, General and Administrative Expenses.

	Three Months ended September 26, 2009	% Change	Three Months ended September, 27, 2008
	(in thousands, except %)
Expenses	$4,319	(36)%	$6,794
Percentage of revenue	37%		47%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.3 million, or 37% of revenues, for the three months ended September 26, 2009, down 36% from $6.8 million, representing 47% of revenues for the three months ended September 27, 2008. Lower SG&A expenses in the first quarter of fiscal 2010 compared with the prior year period were the result of cost reductions implemented by Adept during fiscal 2009, including salary reductions for all employees offset by bad debt expense of $395,000 related to specific French receivables for which collectibility is in doubt. As full salaries are gradually restored during fiscal 2010, we expect that SG&A expenses will increase. We also expect that participation in industry trade shows and selective investments in our sales and marketing resources will increase SG&A expenses going forward.

Amortization. No amortization expenses were incurred in the three months ended September 26, 2009 as our intangible assets related to our Cerebellum acquisition was fully written off in fiscal year 2009. In the three months ended September 27, 2008, $90,000 was expensed for the amortization of intangible assets.

Stock Compensation Expense. In accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), we recorded $341,000 for stock-based compensation expense for the three months ended September 26, 2009 and $361,000 for the three months ended September 27, 2008 for our stock option plans, ESPP and restricted stock grants. We did not record an income-tax benefit for stock compensation expense in either period because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Restructuring Charges. For the three months ended September 27, 2008, we recorded a credit to restructuring of $596,000 for the reversal of a previously established restructuring reserve on a lease that was subsequently terminated. No restructuring expenses were recorded in the three months ended September 26, 2009.

Operating Loss. We recorded an operating loss of $209,000 for the three months ended September 26, 2009, compared with an operating loss of $1.1 million in the three months ended September 27, 2008. The reduction in the amount of operating loss in the first quarter of fiscal 2010 compared with the first quarter of fiscal 2009 was primarily due to lower operating expenses as a result of the Company’s restructuring and cost reductions efforts during fiscal 2009, offset by lower revenues and gross margin.

Interest Income (Expense), Net. We recorded interest expense, net of $1,000 for the three months ended September 26, 2009 compared with interest income, net of $43,000 for the three months ended September 27, 2008. Lower interest income in the first quarter of fiscal 2010 was the result of lower cash balances in the period.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded foreign currency transaction gains of $179,000 for the three months ended September 26, 2009 and foreign currency transaction losses of $586,000 for the three months ended September 27, 2008, and are included in the condensed consolidated statements of operations. The foreign currency transaction gains (losses) recorded in the periods were primarily realized and unrealized gains (losses) related to the non-permanent intercompany debt. As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

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

We recorded a tax provision of $51,000 for the three months ended September 26, 2009, which related primarily to foreign tax of certain foreign entities. We did not record a tax provision or benefit for the three months ended September 27, 2008 due to the pre-tax loss position of Adept and its subsidiaries. We have net operating losses which we expect to be sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of September 26, 2009, cash and cash equivalents were $7.1 million, a decrease of $440,000 from $7.5 million as of June 30, 2009. The cash decrease was partially offset by approximately $131,000 resulting from a 5% gain in the exchange rate of the euro versus the U.S. dollar in the three-month period following June 30, 2009.

Operating Activities: Adept’s cash remained neutral from operating activities for the three months ended September 26, 2009. Net loss of $82,000 was partially offset by non-cash charges, including depreciation of $382,000, stock-based compensation of $341,000, and by other uses of cash in operating activities. Included in other uses of cash in operating activities was a net increase in accounts receivable of $3.3 million substantially due to the large disk drive order in Asia, partially offset by an increase in accounts payable of $1.4 million which consisted of inventory purchases, a use of $810,000 of inventory and an increase in other accrued liabilities and deferred revenues of $516,000.

Investing Activities: Adept used $20,000 of cash from investing activities during the three months ended September 26, 2009, including $38,000 of capital purchases offset by proceeds of $18,000 from the sale of property related to the relocation of our executive offices.

Financing Activities: Adept used $3,000 of cash for financing activities during the three months ended September 26, 2009, consisting of $9,000 for cash payments on capital leases, a $22,000 cash payment for long-term notes related to Cerebellum and payments for taxes for restricted stock awards surrendered to satisfy tax obligations of $10,000, partially offset by proceeds of $38,000 from the purchase of stock through our employee stock purchase program.

Liabilities: In connection with the acquisition of Cerebellum in January 2008, we acquired certain contingent liabilities. Contingent consideration payable to the former Cerebellum stockholders includes the potential payment of $65,000 in cash and $385,000 payable in shares of Adept common stock in January 2010 at the second anniversary of the transaction, provided that certain employees remain employed by Adept.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, provide us with sufficient liquidity for at least the next 12 months. We also have long-term notes relating to our Cerebellum acquisition of $104,000 due over five years.

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

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of September 26, 2009.

Adept will pay a facility fee of $30,000 in May 2010 or upon early termination of the Loan and Security Agreement prior to such anniversary date. Adept will pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line (amounts reserved for cash management services and an amount equal to 10% of outstanding foreign exchange forward purchase and sale contracts being treated as unused portions of the line for this purpose). During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable on the last calendar day of each month, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. Adept will pay a collateral monitoring fee of $750 per month if Adept’s “Adjusted Quick Ratio” (as defined above) is less than 1:75 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. Adept also will pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

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

Contractual Obligations

Tabular disclosure of contractual obligations is not required for Adept as a smaller reporting company.

New Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) issued its final consensus for ASU 2009-13 (formerly “EITF 08-1”), Revenue Arrangements with Multiple Deliverables, which will supersede the guidance in ASC 605-25 (previous authoritative guidance: EITF 00-21, Revenue Arrangements with Multiple Deliverables). ASU 2009-13 retains the criteria from ASC 605-5 for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, but removes the previous separation criterion under ASC 605-25 that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. ASU 2009-13 introduces a selling price hierarchy for multiple deliverable arrangements and allows for management selling price estimates in cases where no vendor specific objective evidence or third party evidence is available. Additionally, this guidance eliminates the residual method of allocation. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company is currently evaluating ASU 2009-13 and the impact, if any, that it may have on its results of operations or financial position.

In September 2009, the EITF issued its final consensus for ASU 2009-14 (formerly “EITF 09-3”), Applicability of SOP 97-2 to Certain Arrangements that Include Software Elements, which amends the prior guidance to exclude tangible products that contain software and non-software components that function together to deliver the products “essential functionality” from the guidance on software revenue recognition. The guidance is effective for fiscal years beginning after June 15, 2010; however, early adoption is permitted as of the beginning of an entity’s fiscal year. Entities are required to adopt ASU 2009-13 and ASU 2009-14 concurrently. The Company is in the process of determining the effect of the adoption of ASU 2009-14 and the impact, if any, that it may have on its results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURS ABOUT MARKET RISK

Not applicable to Adept as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 26, 2009, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based upon this evaluation, that as of September 26, 2009 Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2009 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) since the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on September 18, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities-Stock Repurchase Program

On September 2, 2008, Adept announced the approval of a stock repurchase program for up to $2.5 million of Adept common stock. Stock repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. During the three months ended September 27, 2008, Adept repurchased 5,122 shares of its common stock on the open market for a total cost of $41,683, and has not acquired any more of its shares pursuant to this program since that time. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions, and there is no expiration date for the program. Adept has been, and expects to, fund its purchases from its working capital. Adept has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time., The Company is focused on preserving cash in the near term and does not expect to make further repurchases during the second quarter of fiscal 2010. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

Common Stock Forfeitures for Tax Withholdings

Issuer Purchases of Equity Securities

On July 1, 2009, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
July 1, 2009 to September 26, 2009	3,675	$2.82

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

At Adept’s 2009 Annual Meeting of Stockholders, held on November 6, 2009, the stockholders of Adept approved the following actions:

a)	Election of the following five (5) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD
John Dulchinos	7,054,504	538,096
A. Richard Juelis	7,053,171	539,429
Michael P. Kelly	6,311,082	1,281,518
Robert J. Majteles	6,130,406	1,462,194
Herbert J. Martin	6,310,682	1,281,918

b)	Approval of amendment to the Adept Technology, Inc. 2005 Equity Incentive Plan increasing the number of shares of Common Stock authorized under the 2005 Equity Incentive Plan by 650,000 shares to a total of 1,250,000 shares.

For	Against	Abstain	Broker Non-Vote
5,157,184	1,206,048	346	1,229,022

c)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2010.

For	Against	Abstain	Broker Non-Vote
7,559,413	12,797	20,389	0

ITEM 5.	OTHER INFORMATION

On November 6, 2009, Adept’s Board of Directors approved the Fiscal 2010 Performance Program, pursuant to which Adept’s officers and certain other employees may receive restricted stock grants, up to a total aggregate amount of 160,000 shares, under the 2005 Equity Incentive Plan if certain adjusted EBITDA targets are met for fiscal 2010.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on September 24, 2009).

10.2*	Fiscal 2010 Cash Incentive Program for Vice President, Worldwide Sales (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on September 18, 2009).

10.3*+	Adept Technology, Inc. Fiscal 2010 Performance Program established under the Adept Technology, Inc. 2005 Equity Incentive Plan.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ LISA M. CUMMINS
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer

Date: November 9, 2009

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A to the Registrant’s definitive proxy statement on Schedule 14A filed on September 24, 2009).

10.2*	Fiscal 2010 Cash Incentive Program for Vice President, Worldwide Sales (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission on September 18, 2009).

10.3*+	Adept Technology, Inc. Fiscal 2010 Performance Program established under the Adept Technology, Inc. 2005 Equity Incentive Plan.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement. + Filed with this Quarterly Report on Form 10-Q