Form 10-Q
period 2009-12-26
ADEPT TECHNOLOGY INC
filed 2010-02-05
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

The number of shares of the Registrant’s common stock outstanding as of February 5, 2010 was 8,424,184.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	December 26, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$7,994	$7,501
Accounts receivable, less allowance for doubtful accounts of $774 and $585 at December 26, 2009 and June 30, 2009, respectively	8,256	6,991
Inventories	7,881	8,125
Other current assets	449	317

Total current assets	24,580	22,934
Property and equipment, net	1,992	2,648
Other assets	119	131

Total assets	$26,691	$25,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,862	$2,138
Accrued payroll and related expenses	1,311	1,220
Accrued warranty expenses	1,145	1,179
Deferred revenue	77	15
Accrued restructuring charges, current	—	3
Accrued income tax, current	585	599
Other accrued liabilities	904	668

Total current liabilities	7,884	5,822

Long-term liabilities:
Accrued income tax, long-term	426	396
Long-term obligations	114	150

Total liabilities	8,424	6,368

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,300 shares issued and 8,295 shares outstanding at December 26, 2009 and 8,289 shares issued and 8,284 shares outstanding at June 30, 2009, respectively	166,394	165,773
Treasury Stock, at cost, 5 shares at December 26, 2009 and June 30, 2009	(42)	(42)
Accumulated deficit	(148,927)	(147,089)
Accumulated other comprehensive income	842	703

Total stockholders’ equity	18,267	19,345

Total liabilities and stockholders’ equity	$26,691	$25,713

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenues	$9,195	$10,956	$20,901	$25,277
Cost of revenues	5,146	6,331	11,528	14,043

Gross margin	4,049	4,625	9,373	11,234
Operating expenses:
Research, development and engineering	1,474	1,380	2,688	2,780
Selling, general and administrative	4,183	5,364	8,502	12,158
Restructuring charges	—	1,866	—	1,270
Amortization of intangible assets	—	81	—	171
Goodwill impairment	—	71	—	71

Total operating expenses	5,657	8,762	11,190	16,450

Operating loss	(1,608)	(4,137)	(1,817)	(5,216)

Interest income, net of expense	2	5	1	48
Foreign currency exchange gain (loss)	(157)	(503)	22	(1,089)

Loss before income taxes	(1,763)	(4,635)	(1,794)	(6,257)
Provision for (benefit from) income taxes	(7)	(2)	44	(2)

Net loss	$(1,756)	$(4,633)	$(1,838)	$(6,255)

Basic net loss per share	$(0.21)	$(0.57)	$(0.22)	$(0.77)

Diluted net loss per share	$(0.21)	$(0.57)	$(0.22)	$(0.77)

Number of shares used in computing basic per share amounts	8,298	8,131	8,293	8,072

Number of shares used in computing diluted per share amounts	8,298	8,131	8,293	8,072

Comprehensive loss
Net loss	(1,756)	(4,633)	(1,838)	(6,255)
Foreign currency translation adjustment	79	(72)	139	(349)

Total comprehensive loss	$(1,677)	$(4,705)	$(1,699)	$(6,604)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	December 26, 2009	December 27, 2008
Operating activities
Net loss	$(1,838)	$(6,255)
Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	754	856
(Gain) loss on disposal of property and equipment	(60)	75
Stock-based compensation	621	1,170
Amortization of other intangible assets	—	171
Goodwill impairment	—	71
Net changes in operating assets and liabilities:
Accounts receivable	(1,174)	1,226
Inventories	310	(294)
Other assets	(116)	(160)
Accounts payable	1,721	(25)
Other accrued liabilities and deferred revenues	339	(970)
Accrued restructuring charges	(3)	(394)
Other long-term liabilities	30	(14)

Net cash provided by (used in) operating activities	584	(4,543)

Investing activities
Purchase of property and equipment	(71)	(338)
Proceeds from sale of property and equipment	89	—
Capitalized software	—	(113)

Net cash provided by (used in) investing activities	18	(451)

Financing activities
Principal payments on capital lease	(19)	(79)
Principal payments on long term notes	(39)	(14)
Repurchases of common stock	—	(42)
Proceeds from employee stock incentive program and employee stock purchase plan	38	41
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(38)	—

Net cash used in financing activities	(58)	(94)

Effect of exchange rates on cash and cash equivalents	(51)	938

Net increase (decrease) in cash and cash equivalents	493	(4,150)
Cash and cash equivalents, beginning of period	7,501	15,185

Cash and cash equivalents, end of period	$7,994	$11,035

Cash paid during the period for:
Interest	$2	$9
Taxes	$19	$17

Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$47	$112

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

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of December 26, 2009, the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
1993 Stock Option Plan (Expired)	94,806	0
1995 Director Stock Plan (Expired)	6,000	0
2001 Stock Option Plan	231,656	120,921
2003 Stock Option Plan	363,749	18,891
2004 Director Option Plan	76,000	54,376
2005 Equity Incentive Plan	820,000	307,545

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under all of these plans, for employee option grants, vesting is generally monthly, in equal installments over a four-year period. Restricted stock grants made under the 2005 Equity Incentive Plan have been subject to quarterly vesting over a two-year period for grants issued in September 2008 and a six-month period for grants issued in April 2009. Under the 1995 and 2004 Director Option Plans, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants vest monthly in equal installments over a four-year period.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the six months ended December 26, 2009 has been accounted for as an equity instrument.

The Company recorded $621,000 and $1.2 million of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the six months ended December 26, 2009 and December 27, 2008, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the six months ended December 26, 2009 and December 27, 2008 were $1.69 and $4.41, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the six months ended December 26, 2009 and December 27, 2008 were $1.25 and $2.69, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Six Months Ended December 26, 2009		Six Months Ended December 27, 2008
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.90%	0.24%	2.12%	1.97%
Expected life (in years)	4.28	0.66	3.37	0.50
Expected volatility	86%	102%	70%	65%
Dividend yield	0%	0%	0%	0%

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

For the six months ended December 26, 2009 and December 27, 2008, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% and 20%, respectively, for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated. For the six months ended December 26, 2009, the estimated forfeiture rate was based upon the true up occurring when the option was actually forfeited. This change in estimate led to the lower forfeiture rate for the six months ended December 26, 2009.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the option plans as of December 26, 2009 and changes during the six months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2009 excluding 419,000 options granted June 4, 2009 requiring stockholder approval	1,151	$9.86
June 4, 2009 options approved by stockholders at November 6, 2009 Annual Meeting	419	3.07

Adjusted outstanding at June 30, 2009	1,570	8.05
Granted	37	2.71
Exercised	—	—
Forfeited or Expired	(14)	20.25

Outstanding at December 26, 2009	1,593	$7.81	6.07	$271

Vested/Expected to Vest at December 26, 2009	1,539	$7.93	5.97	$255

Exercisable at December 26, 2009	875	$10.32	3.80	$82

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of December 26, 2009 and changes during the six months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2009	62,477	$7.21
Awarded	—	—
Released	(21,302)	6.41
Forfeited due to cancellation or for taxes	(12,910)	8.15

Balance at December 26, 2009	28,265	$8.15

On September 30, 2009 and October 1, 2009, the second and fifth vesting tranches of the restricted stock awards issued during the quarters ended June 30, 2009 and September 27, 2008, respectively, were released from restriction less the forfeited amount as described above. These restricted shares vest quarterly in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period.

As of December 26, 2009, there was $943,027 of total unrecognized compensation cost related to non-vested stock options and stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.5 years.

During the six months ended December 26, 2009, 24,032 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares will be issued in April and November.

Total common shares outstanding at December 26, 2009 were 8,295,460.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 26, 2009 and June 30, 2009, the Company had no marketable securities and $8.0 million and $7.5 million in cash, respectively.

Realized gains or losses, interest, and dividends are included in interest income.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	December 26, 2009	June 30, 2009
	(in thousands)
Raw materials	$4,658	$5,434
Work-in-process	865	343
Finished goods	2,358	2,348

Total inventory	$7,881	$8,125

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	December 26, 2009	June 30, 2009
	(in thousands)
Machinery and equipment	$4,566	$4,560
Computer equipment	5,459	5,392
Software development costs	1,675	1,675
Office furniture and equipment	991	978

	12,691	12,605
Less accumulated depreciation and amortization	(10,699)	(9,957)

Net property and equipment	$1,992	$2,648

6. Warranties

The Company’s warranty policy is included in its terms of sale, is generally two years limited warranty for parts, hardware and components products, and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Changes in the Company’s warranty liability for the six-month periods ending December 26, 2009 and December 27, 2008 are as follows:

	Six months ended
	December 26, 2009	December 27, 2008
	(in thousands)
Balance at beginning of period	$1,179	$1,259
Provision for warranties issued	310	573
Warranty claims	(344)	(586)

Balance at end of period	$1,145	$1,246

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Legal Proceedings

From time to time, the Company is a party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $44,000 and a tax benefit of $2,000 for the six months ended December 26, 2009 and December 27, 2008, respectively. A tax provision was recorded for the period ended December 26, 2009 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes. A tax benefit was recorded for the period ended December 27, 2008 primarily due to the losses incurred by the Company in the period.

The Company had gross unrecognized tax benefits of approximately $8.0 million as of December 26, 2009 and June 30, 2009. Approximately $7.0 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $812,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2008 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2008 remain open to examination by the foreign tax authorities.

In the second quarter of fiscal year 2009, the German tax authorities commenced a tax audit of the Company’s German subsidiary for the tax years 2004 to 2006. We have accrued $480,000 with respect to potential tax liabilities for the open tax years that are the subject of the German tax audit pending a determination. We expect to receive a determination as to the results of this tax audit during the third quarter of fiscal year 2010. No assurances can be made as to the outcome of this audit.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended December 26, 2009, the Company recorded a minor amount of interest related to uncertain tax positions.

9. Loss per Share

Loss per share was determined as follows:

	Three months ended		Six months ended
(in thousands)	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Net loss	$(1,756)	$(4,633)	$(1,838)	$(6,255)

Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,298	8,131	8,293	8,072

Basic and diluted net loss per share	$(0.21)	$(0.57)	$(0.22)	$(0.77)

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net loss per share for the three months ended December 26, 2009 and December 27, 2008 does not include options to purchase 1,555,949 and 1,141,885 shares, respectively, because the effect of their inclusion would be anti-dilutive. The computation of diluted net loss per share for the six months ended December 26, 2009 and December 27, 2008 does not include options to purchase 1,548,609 and 1,017,544 shares, respectively, because the effect of their inclusion would be anti-dilutive.

10. Segment Information

The company discloses certain information regarding operating segments, products and services, geographic areas of operation and major customers. This reporting is based upon the “management approach”: how management organizes the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its Chief Executive Officer, or CEO.

Adept provides intelligent robotics systems for assembly and material handling applications under two categories: (1) Robotics and (2) Services and Support.

The Robotics segment provides intelligent production automation software and hardware component products to customers.

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

Management assesses the Company’s performance, operations and assets by segment and geographic areas, and therefore segment loss, revenue and long-lived tangible assets are summarized in the following tables:

	Three months ended		Six months ended
(in thousands)	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenues:
Robotics	$6,724	$8,467	$16,179	$19,370
Services and Support	2,471	2,489	4,722	5,907

Total revenues	$9,195	$10,956	$20,901	$25,277

Segment operating income (loss):
Robotics	$251	$758	$2,006	$2,391
Services and Support	224	323	898	1,340

Segment operating income prior to allocations	475	1,081	2,904	3,731

Unallocated research, development and engineering and general and administrative	(2,083)	(3,200)	(4,721)	(7,435)
Goodwill impairment	—	(71)	—	(71)
Restructuring charges	—	(1,866)	—	(1,270)
Amortization of intangible assets	—	(81)	—	(171)

Operating loss	(1,608)	(4,137)	(1,817)	(5,216)

Interest income, net of expense	2	5	1	48
Foreign currency exchange gain (loss)	(157)	(503)	22	(1,089)

Loss before income taxes	$(1,763)	$(4,635)	$(1,794)	$(6,257)

	Three months ended		Six months ended
(in thousands)	December 26, 2009	December 27, 2008	December 26, 2009	December 27, 2008
Revenue:
United States	$3,561	$4,146	$6,800	$8,326
Germany	1,868	2,368	4,598	5,300
France	685	1,408	1,982	3,326
Switzerland	86	660	362	1,034
Other European countries	835	1,207	1,679	3,164
Singapore	760	434	3,259	2,391
All other countries	1,400	733	2,221	1,736

Total	$9,195	$10,956	$20,901	$25,277

(in thousands)	December 26, 2009	June 30, 2009
Long-lived tangible assets:
United States	$1,732	$2,279
All other countries	379	500

Total long-lived tangible assets	$2,111	$2,779

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(157,000) and 22,000 for the three and six months ended December 26, 2009, and $(503,000) and $(1.1) million for the three and six months ended December 27, 2008, and are included in the condensed consolidated statements of operations.

The foreign currency transaction gains (losses) recorded in the three and six months ended December 26, 2009 and December 27, 2008 were primarily realized and unrealized gains (losses) related to the non-permanent intercompany debt.

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

In response to the economic climate, beginning in the second quarter of fiscal 2009, Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the Company’s target industries. Restructuring actions included the phase out of discontinued remanufactured robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9% and pay reductions for the Company’s CEO and other officers of 15% and 10%, respectively; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

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

At December 26, 2009, there were no accrued restructuring charges. There were also no restructuring charges for the three and six months ended December 26, 2009.

Due to an increase in order activity during the second quarter of fiscal 2010, all prior salary reductions and current work share programs were eliminated during the quarter.

13. Acquisitions

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS. The results of Cerebellum’s operations have been included in the Company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 in cash and $335,000 payable in shares of common stock of the Company was due on the first anniversary of the Effective Date provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company were paid on the second anniversary of the acquisition in January 2010 and were amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there were contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. Contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goals were not met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of being added to goodwill since the goodwill, as well as other intangibles, related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of the Company prior to the applicable anniversary of the Effective Date.

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

The second lease agreement is for premises of 23,027 square feet near the location of the first lease and includes a right of first offer on 12,000 additional square feet located in Pleasanton, California for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of December 26, 2009 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Operating Lease Obligations	$9,092	$1,999	$1,579	$1,419	$1,402	$2,693
Capital Lease Obligations	27	8	9	9	1	—

Total	$9,119	$2,007	$1,588	$1,428	$1,403	$2,693

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events that are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on September 18, 2009. Statements made in this report represent our estimates and assumptions only as of the date of this report.

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

Trends in Our Business

The ongoing effects of the global recession have created a broader cautionary environment for us and for our customers over the last several quarters, which has resulted in decreased demand or delayed orders for our products in nearly all markets and geographies. In general, this trend has been less pronounced in the packaging market, where demand for our Quattro robot and other packaging solutions for food, cosmetics and pharmaceutical packaging applications has been a significant driver of sales over the last several quarters, although the amount and location of packaging sales varies from quarter to quarter. Sales to the worldwide packaging market accounted for 25% of total revenue in first six months of fiscal 2010, compared with 17% of total revenue in the first six months of fiscal 2009. The majority of these sales were to manufacturers in France, although packaging also has been an important component of U.S. sales.

Beginning in the second half of fiscal 2009 and continuing through the first half of fiscal 2010, we have experienced significantly decreased demand from the automotive electronics and industrial markets in Germany, which traditionally have been a significant and relatively stable component of revenue for Adept.

Market demand from the disk drive industry in the U.S. and Asia generally has remained weak over the last several quarters, with the exception of a large order received in the first quarter of both fiscal 2010 and 2009, from two separate customers. In the second quarter of fiscal 2010, we began to see indications of increased investment activity from our customers in the disk drive market, including new orders that were received late in the period and therefore not recognized as revenue within the quarter. We are encouraged by signs such as these that the multi-year period of restricted capital investment in the disk drive industry may be coming to an end.

In the solar market, sales have not increased as we had anticipated, but have remained depressed as solar cell manufacturers have reduced both production and new capital investment in reaction to the global recession and lower end-user demand. In recent quarters, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept, once these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases and the lending environment for capital purchases improves.

During fiscal 2009, we were impacted by the weakening of the euro against the U.S. dollar, which resulted in a negative impact to our revenues, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. This trend reversed in the first half of fiscal 2010 with the strengthening of the euro against the U.S. dollar and positively impacted our revenues.

Product Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro™, which offers industry leading speed and performance for high-speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Over the last two years, Quattro has grown to comprise a significant and increasing portion of our sales. In the second quarter of fiscal 2010, we introduced and began shipping the Adept Quattro s650HS, which is the only parallel robot approved by the USDA for meat and poultry processing. The Quattro s650HS is designed to give food packagers the highest possible speeds for raw food handling while complying with cleanliness and hygienic standards. The performance of our Quattro robots is further enhanced by our ACE PackXpert™ packaging management software system, which enables the rapid development and deployment of packaging applications.

Restructuring and Cost Reduction Actions

During fiscal 2009, we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Over the course of the year, we:

•	reduced headcount by approximately 17%;

•

implemented company-wide temporary salary reductions, including pay reductions totaling a 35% reduction for our CEO and a 20% reduction for our other executive officers, pay reductions for our employees with additional equity grants in the U.S. and Singapore and a work share program in Europe;

•	phased out discontinued remanufactured robots in our services business and wrote off the associated inventory;

•	wrote off remaining goodwill and intangibles associated with the acquisition of Cerebellum;

•	consolidated some facilities and certain operating functions; and

•	outsourced additional non-core activities.

These actions resulted in the expected savings of $1.4 million per quarter and were fully realized in the fourth quarter of fiscal 2009. During fiscal 2010, we expect that expense levels will increase from fourth quarter 2009 levels as we continue to invest in specific programs and opportunities to support our strategy for growth in the packaging and solar markets and as we restore salaries to previous levels. In the beginning of the second quarter of 2010 we partially restored salary levels for our management and employees that had been reduced as part of our cost reduction actions in fiscal 2009 and then fully restored these salaries in the latter part of the second quarter of fiscal 2010.

Cost reductions helped drive improvements in our product margins in the first half of fiscal 2010, due to higher absorption of overhead cost, close management of inventory and greater efficiencies overall, as well as a higher proportion of higher margin Services and Support sales in the second quarter of fiscal 2010. Additionally, beginning in the third quarter of fiscal 2009 and continuing through the first half of fiscal 2010, our gross margin has benefitted from product cost reductions previously implemented in our Quattro product that we expect will continue to positively impact gross margin going forward.

We remain committed to managing our business to generate cash.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and six-month periods ended December 26, 2009. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2010 second fiscal quarter ended December 26, 2009. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K as filed with the SEC on September 18, 2009.

Results of Operations

Revenues. Summary information by product segment for the three and six months ended December 26, 2009 and December 27, 2008 is as follows:

Revenue by Segment ($ in thousands)	Three months ended December 26, 2009	% Change	Three months ended December 27, 2008	Six months ended December 26, 2009	% Change	Six months ended December 27, 2008
Robotics
Revenues	$6,724	(21)%	$8,467	$16,179	(16)%	$19,370
Percentage of total	73%		77%	77%		77%
Services and Support
Revenues	2,471	(1)%	2,489	4,722	(20)%	5,907
Percentage of total	27%		23%	23%		23%

Total Revenues	$9,195	(16)%	$10,956	$20,901	(17)%	$25,277

For the three months ended December 26, 2009, revenues were $9.2 million, a decrease of 16% from revenues of $11.0 million for the three months ended December 27, 2008. Revenues for the six months ended December 26, 2009 were $20.9 million, a decrease of 17% from revenues of $25.3 million for the six months ended December 27, 2008. The decline in total revenues in the three and six months ended December 26, 2009 primarily was the result of lower sales from both our Robotics and our Services and Support segments, as capital expenditures slowed in a number of our markets due to a weak global economic environment.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $6.7 million for the three months ended December 26, 2009, down 21% from $8.5 million for the three months ended December 27, 2008. For the six months ended December 26, 2009, robotics revenues were $16.2 million, down 16% from $19.4 million for the six months ended December 27, 2008. The decrease in both the three and six-month periods was primarily the result of significantly reduced demand from the automotive electronics and industrial markets in Germany. For the six-month period, the decrease was partially offset by a large order for the disk drive market in Asia that was recognized in the first quarter of 2010, as well as strong demand for our Quattro robots for packaging applications in the first quarter of fiscal 2010. Demand for our packaging solutions, including Quattro, has remained generally strong while subject to some variability quarter to quarter. During the last month of the second quarter of fiscal 2010 we received significant orders from the disk drive market that we were not able to fulfill during the quarter due to the timing of their receipt. We expect to fulfill these orders in the third quarter of fiscal 2010.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $2.5 million for the three months ended December 26, 2009, unchanged from $2.5 million for the three months ended December 27, 2008. For the six months ended December 26, 2009, Services and Support revenues were $4.7 million, a decrease of 20% from $5.9 million for the six months ended December 27, 2008. The decrease in the six months ended December 26, 2009 was due to lower sales of remanufactured robotics to disk drive and consumer electronics manufacturers in the U.S. and Asia, as well as lower demand from the automotive electronics and industrial markets in Germany. Services and Support sales recovered somewhat in the second quarter of fiscal 2010, as some of our customers reinvested in their already installed systems.

Revenue by geography for the three and six months ended December 26, 2009 and December 27, 2008 is as follows:

Revenue by Geography ($ in thousands)	Three months ended December 26, 2009	% Change	Three months ended December 27, 2008	Six months ended December 26, 2009	% Change	Six months ended December 27, 2008
United States
Revenues	$3,561	(14)%	$4,146	$6,800	(18)%	$8,326

Percentage of total revenues	39%		38%	33%		33%

Europe
Revenues	$3,474	(38)%	$5,643	$8,620	(33)%	$12,824
Percentage of total revenues	38%		52%	41%		51%
Asia
Revenues	$1,763	306%	$434	$4,821	102%	$2,391
Percentage of total revenues	19%		4%	23%		9%
Other countries
Revenues	$397	(46)%	$733	$660	(62)%	$1,736
Percentage of total revenues	4%		6%	3%		7%

Total International Revenues	$5,634	(17)%	$6,810	$14,101	(17)%	$16,951

Percentage of total revenues	61%		62%	67%		67%

Total Revenues	$9,195	(16)%	$10,956	$20,901	(17)%	$25,277

Our U.S. revenues were $3.6 million for the three months ended December 26, 2009, down 14% from $4.1 million for the three months ended December 27, 2008. For the six months ended December 26, 2009, our domestic sales were $6.8 million, down 18% from $8.3 million for the six months ended December 27, 2008. Decreases in both the three and six-month periods reflect reduced sales of both new robotic systems and refurbished robots to the disk drive and other industries, partially offset by increased sales of our Quattro robots for applications in the packaging market.

Total international sales were $5.6 million for the three months ended December 26, 2009, down 17% compared to $6.8 million for the three months ended December 27, 2008. For the six months ended December 26, 2009, total international sales were $14.1 million, down 17% from $17.0 million for the six months ended December 27, 2008. Lower international revenues primarily resulted from decreased sales in Europe primarily as a result of decreased demand from the automotive electronics and industrial markets in Germany. European sales fell 38% in the second quarter of fiscal 2010 from $5.6 million in the three months ended December 27, 2008 to $3.5 million in the three months ended December 26, 2009; and fell 33% in the first six months of fiscal 2010 from $12.8 million in the six months ended December 27, 2008 to $8.6 million in the six months ended December 26, 2009.

Overall demand from the European packaging market remained strong in the first half of fiscal 2010, although variability exists in the timing and size of orders from different regions. Sales to European solar cell manufacturers continued to be depressed as the worldwide solar market continued to restrict capital spending in light of the global recession.

Sales in Asia were $1.8 million in the second quarter of fiscal 2010, compared with $0.4 million in the second quarter of fiscal 2009. For the first six months of fiscal 2010, sales in Asia were $4.8 million, an increase of 102% from $2.4 million in the first six months of fiscal 2009, reflecting significant orders from the disk drive market in the first quarter of fiscal 2010.

Sales to other countries were $0.4 million in the second quarter of fiscal 2010, down 46% from $0.7 million in the second quarter of fiscal 2009. For the first six months of fiscal 2010, sales to other countries were $0.7 million, down 62% from $1.7 million in the first six months of fiscal 2009. Sales to other countries are primarily packaging solutions for various applications.

Gross Margin. Summary information on gross margin for the three and six months ended December 26, 2009 and December 27, 2008 is as follows:

($ in thousands)	Three months ended December 26, 2009	% Change	Three months ended December 27, 2008	Six months ended December 26, 2009	% Change	Six months ended December 27, 2008
Revenues	$9,195		$10,956	$20,901		$25,277
Gross margin	4,049	(12)%	4,625	9,373	(17)%	11,234
Gross margin %	44.0%		42.2%	44.8%		44.4%

Gross margin as a percentage of revenues was 44.0% for the three months ended December 26, 2009, compared to 42.2% for the three months ended December 27, 2008. For the six months ended December 26, 2009, gross margin as a percentage of revenues was 44.8%, compared to 44.4% for the six months ended December 27, 2008.

Higher gross margin in the second quarter of fiscal 2010 compared with the second quarter of fiscal 2009 primarily resulted from a higher proportion of higher margin Services and Support sales in the 2010 second quarter, as well as a slight positive currency impact from the euro versus the U.S. dollar during both the three and six months ended December 26, 2009. During the three and six months ended December 27, 2008, we were impacted by the weakening of the euro against the U.S. dollar, which resulted in a negative impact to our margins, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. This trend reversed in the first quarter of fiscal 2010 with the strengthening of the euro against the U.S. dollar and continued in the second quarter of fiscal 2010, positively impacting our margins. The strengthening of the Japanese yen against the U.S. dollar also increased the cost of our products sourced in Japan, negatively affecting our gross margin during the first half of fiscal 2009. This trend also reversed as the Japanese yen weakened against the U.S. dollar and stabilized, resulting in a slight benefit to our gross margin in the first half of fiscal 2010.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

($ in thousands)	Three months ended December 26, 2009	% Change	Three months ended December 27, 2008	Six months ended December 26, 2009	% Change	Six months ended December 27, 2008
Expenses	$1,474	7%	$1,380	$2,688	(3)%	$2,780
Percentage of revenues	16%		13%	13%		11%

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

R&D expenses for the three months ended December 26, 2009 were $1.5 million, or 16% of revenues, an increase of 7% from $1.4 million, or 13% of revenues for the three months ended December 27, 2008. For the six months ended December 26, 2009, R&D expenses were $2.7 million, or 13% of revenues, a decrease of 3% from $2.8 million, representing 11% of revenues, for the six months ended December 27, 2008. Higher R&D expenses in the second quarter of fiscal 2010 compared with the prior year period were the result of increased personnel costs, as previously reduced employee salaries were restored during the second half of the 2010 fiscal second quarter. We expect that R&D expenses will increase incrementally in the third quarter of fiscal 2010 as a full quarter of salary restoration will be included.

Selling, General and Administrative Expenses.

($ in thousands)	Three months ended December 26, 2009	% Change	Three months ended December 27, 2008	Six months ended December 26, 2009	% Change	Six months ended December 27, 2008
Expenses	$4,183	(22)%	$5,364	$8,502	(30)%	$12,158
Percentage of revenues	45%		49%	41%		48%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.2 million, or 45% of revenues, for the three months ended December 26, 2009, down 22% from $5.4 million, or 49% of revenues for the three months ended December 27, 2008. For the six months ended December 26, 2009, SG&A expenses were $8.5 million, down 30% from $12.2 million, representing 48% of revenues for the six months ended December 27, 2008. Lower SG&A expenses in the second quarter of fiscal 2010 compared with the prior year period were primarily the result of cost reductions implemented by Adept starting in the second half fiscal 2009, including salary reductions for all employees, as well as a $0.2 million credit to reverse a bad debt accrual for an account that was collected in Europe. Cost reductions were partially offset by the restoration of employee salaries in the second half of the second quarter of 2010. We expect that SG&A expenses will increase incrementally in the third quarter of fiscal 2010, as a full quarter of salary restoration will be included. We also expect that participation in industry trade shows and selective investments in our sales and marketing resources will increase SG&A expenses going forward.

Amortization and Goodwill. No amortization expenses were incurred in the three months ended December 26, 2009 as the intangible assets related to our Cerebellum acquisition were fully written off in fiscal year 2009. In the three months ended December 27, 2008, $81,000 was expensed for the amortization of intangible assets and $71,000 of impairment was expensed related to the goodwill from our Cerebellum acquisition.

Stock Compensation Expense. We recorded $280,000 and $621,000 for stock-based compensation expense for the three and six months ended December 26, 2009, respectively, and $809,000 and $1.2 million for the three and six months ended December 27, 2008, respectively, for our stock option plans, ESPP and restricted stock grants. Restricted stock awarded at the end of the first quarter of fiscal 2009 was more heavily expensed in the earlier quarters of the stock’s grant life and was almost fully vested in the second quarter of fiscal 2010, resulting in a decrease in the amount expensed for stock compensation in the fiscal 2010 periods. We did not record an income-tax benefit for stock compensation expense in either period because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Pursuant to Adept’s Fiscal 2010 Performance Program adopted during the second quarter, Adept officers and certain other employees may receive restricted stock grants up to a total aggregate amount of 160,000 shares, after fiscal 2010 if a positive adjusted EBITDA target is met for fiscal 2010.

Restructuring Charges. No restructuring expenses were recorded in the three and six months ended December 26, 2009. For the three and six months ended December 27, 2008, we recorded restructuring expenses of $1.9 million and $1.3 million, respectively, related to restructuring actions initiated during the second quarter of 2009, of which $1.4 million was related to the write down of inventory associated with the phase out of discontinued remanufactured robots in our services business and $200,000 was related to the acceleration of the unvested portion of a restricted stock grant for our former CEO pursuant to the terms of his separation agreement, offset by a reversal of lease termination expense of $596,000 in the first quarter of fiscal 2009.

Operating Loss. We recorded an operating loss of $1.6 million for the three months ended December 26, 2009, compared with an operating loss of $4.1 million for the three months ended December 27, 2008. For the six months ended December 26, 2009, we recorded operating loss of $1.8 million, compared with operating loss of $5.2 million recorded for the six months ended December 27, 2008. A lower operating loss in both the second quarter and first six months of fiscal 2010 compared with the same periods of fiscal 2009 was primarily due to the absence of restructuring expenses incurred in the fiscal 2009 periods, as well as lower SG&A expenses as a result of the Company’s restructuring and cost reductions efforts during fiscal 2009, offset by lower revenues and gross margin.

Interest Income (Expense), Net. We recorded interest income, net of $2,000 for the three months ended December 26, 2009 compared with interest income, net of $5,000 for the three months ended December 27, 2008. For the six months ended December 26, 2009, interest income, net was $1,000, compared to $48,000 for the six months ended December 27, 2008. Lower interest income in the three and six months ended December 26, 2009 compared with the prior year periods was the result of lower cash balances in the fiscal 2010 period.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded foreign currency transaction losses of $157,000 for the three months ended December 26, 2009 and foreign currency transaction losses of $503,000 for the three months ended December 27, 2008, which are included in the condensed consolidated statements of operations. For the six months ended December 26, 2009, we recorded a gain on foreign currency transactions of $22,000, while we recorded foreign currency transaction losses of $1.1 million for the six months ended December 27, 2008. The foreign currency transaction gains (losses) recorded in the fiscal 2010 and 2009 periods were primarily realized and unrealized gains (losses) related to the non-permanent intercompany debt. As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

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

We recorded a tax benefit of $7,000 and a tax provision of $44,000 for the three and six months ended December 26, 2009, respectively, and a tax benefit of $2,000 for both the three and six months ended December 27, 2008, which related to taxes in our German subsidiary as well as our Singapore branch tax. We have net operating losses which are sufficient to offset a significant portion of our domestic and foreign tax obligations.

In the second quarter of fiscal year 2009, the German tax authorities commenced a tax audit of the Company’s German subsidiary for the tax years 2004 to 2006. We have accrued $480,000 with respect to potential tax liabilities for the open tax years that are the subject of the German tax audit pending a determination. We expect to receive a determination as to the results of this tax audit during the third quarter of fiscal year 2010. No assurances can be made as to the outcome of this audit.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of December 26, 2009, cash and cash equivalents were $8.0 million, an increase of $500,000 from $7.5 million as of June 30, 2009.

Operating Activities: Adept generated $584,000 of cash from operations for the six months ended December 26, 2009. A net loss of $1.8 million was partially offset by non-cash charges, including depreciation of $754,000, and stock-based compensation of $621,000. Other uses of cash in operating activities include a net increase in accounts receivable of $1.2 million substantially related to a large disk drive order received in the first quarter of fiscal 2010, partially offset by an increase in accounts payable of $1.7 million which consisted of inventory purchases, use of $310,000 of inventory and an increase in other accrued liabilities and deferred revenues of $339,000.

Investing Activities: $18,000 of cash was provided by investing activities during the six months ended December 26, 2009, including $89,000 from proceeds from the sale of a robot from the demonstration equipment held in property and equipment, offset by $71,000 of cash used for the purchase of IT software and hardware.

Financing Activities: Adept used $58,000 of cash for financing activities during the six months ended December 26, 2009, consisting of $19,000 for cash payments on capital leases, a $39,000 cash payment for long-term notes related to Cerebellum and payments for taxes for restricted stock awards surrendered to satisfy tax obligations of $38,000, partially offset by proceeds of $38,000 from the purchase of stock through our employee stock purchase program.

Liabilities: In connection with the acquisition of Cerebellum in January 2008, we acquired certain contingent liabilities. Contingent consideration payable to the former Cerebellum stockholders included the payment of $65,000 in cash and $385,000 payable in shares of Adept common stock in January 2010 at the second anniversary of the transaction, provided that certain employees remain employed by Adept. The requirements were satisfied during the quarter with payments made in January 2010.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, provide us with sufficient liquidity for at least the next 12 months. We also have long-term notes relating to our Cerebellum acquisition of $128,000 due over three years.

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

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of December 26, 2009 and at the time of filing this quarterly report.

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

We have not used our revolving line of credit since its inception. However, based on operating needs, strategic planning for growth and other factors, we may utilize the line of credit in the future.

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

New Accounting Pronouncements

On December 29, 2009, the FASB proposed Amendments to Certain Subsequent Events Recognition and Disclosure Requirements. The proposal is intended to address the interaction of the FASB’s subsequent events requirements with the SEC’s registration requirements. The proposed amendments would no longer require public entities to disclose the date through which subsequent events have been evaluated. This did not have an impact on our current financial position or filings.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURS ABOUT MARKET RISK

Not applicable to Adept as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 26, 2009, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based upon this evaluation, that as of December 26, 2009 Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2009 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) since the quarter ended December 26, 2010 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Common Stock Issuance

As previously disclosed by Adept Technology, Inc., Adept entered into a Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation, a French société par actions simplifiée, pursuant to which Adept France acquired Cerebellum. On January [4], 2010, Adept issued 132,818 shares of its common stock to the five former shareholders of Cerebellum pursuant to the Share Purchase Agreement in private transactions pursuant to the exemption from registration under the Securities Act provided by Regulation D and Regulation S.

Issuer Purchases of Equity Securities-Stock Repurchase Program

On September 2, 2008, Adept announced the approval of a stock repurchase program for up to $2.5 million of Adept common stock. Stock repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. During the three months ended September 27, 2008, Adept repurchased 5,122 shares of its common stock on the open market for a total cost of $41,683, and has not acquired any more of its shares pursuant to this program since that time. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions, and there is no expiration date for the program. Adept has been, and expects to, fund its purchases from its working capital. Adept has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time., The Company is focused on preserving cash in the near term and does not expect to make further repurchases during the third quarter of fiscal 2010. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

Common Stock Forfeitures for Tax Withholdings

Issuer Purchases of Equity Securities

On July 1, September 30, and October 1, 2009, individuals holding shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date. Due to termination, 500 of these shares were cancelled.

	Total Number of Shares Forfeited	Average Price per Share
July 1, 2009 to December 26, 2009	12,910	$3.10

ITEM 6.	EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ LISA M. CUMMINS
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer

Date: February 5, 2010

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.1*	Revised Fiscal 2010 Base Salary Compensation for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009).

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q