Form 10-Q
period 2010-03-27
ADEPT TECHNOLOGY INC
filed 2010-05-06
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

The number of shares of the Registrant’s common stock outstanding as of May 4, 2010 was 8,451,056.

ADEPT TECHNOLOGY, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 27, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,167	$7,501
Accounts receivable, less allowance for doubtful accounts of $514 and $585 at March 27, 2010 and June 30, 2009, respectively	10,853	6,991
Inventories	7,705	8,125
Other current assets	498	317

Total current assets	27,223	22,934
Property and equipment, net	1,707	2,648
Other assets	115	131

Total assets	$29,045	$25,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,546	$2,138
Accrued payroll and related expenses	1,774	1,220
Accrued warranty expenses	1,202	1,179
Deferred revenue	31	15
Accrued restructuring charges, current	—	3
Accrued income tax, current	555	599
Other accrued liabilities	512	668

Total current liabilities	9,620	5,822
Long-term liabilities:
Accrued income tax, long-term	426	396
Long-term obligations	105	150

Total liabilities	10,151	6,368

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 8,429 shares issued and 8,424 shares outstanding at March 27, 2010 and 8,289 shares issued and 8,284 shares outstanding at June 30, 2009, respectively	166,990	165,773
Treasury Stock, at cost, 5 shares at March 27, 2010 and June 30, 2009	(42)	(42)
Accumulated deficit	(148,331)	(147,089)
Accumulated other comprehensive income	277	703

Total stockholders’ equity	18,894	19,345

Total liabilities and stockholders’ equity	$29,045	$25,713

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Revenues	$14,257	$7,687	$35,158	$32,964
Cost of revenues	8,159	4,751	19,687	18,794

Gross margin	6,098	2,936	15,471	14,170
Operating expenses:
Research, development and engineering	1,319	1,521	4,007	4,301
Selling, general and administrative	4,405	4,573	12,907	16,731
Restructuring charges	—	149	—	1,419
Amortization of intangible assets	—	80	—	251
Goodwill impairment	—	73	—	144

Total operating expenses	5,724	6,396	16,914	22,846

Operating income (loss)	374	(3,460)	(1,443)	(8,676)

Interest income, net of expense	2	—	3	48
Foreign currency exchange gain (loss)	203	(95)	225	(1,184)

Income (loss) before income taxes	579	(3,555)	(1,215)	(9,812)
Provision for (benefit from) income taxes	(17)	(48)	27	(50)

Net income (loss)	$596	$(3,507)	$(1,242)	$(9,762)

Basic net income (loss) per share	$0.07	$(0.42)	$(0.15)	$(1.20)

Diluted net income (loss) per share	$0.07	$(0.42)	$(0.15)	$(1.20)

Number of shares used in computing basic per share amounts	8,424	8,260	8,337	8,134

Number of shares used in computing diluted per share amounts	8,442	8,260	8,337	8,134

Comprehensive income (loss)
Net income (loss)	596	$(3,507)	(1,242)	$(9,762)
Foreign currency translation adjustment	(565)	71	(426)	(278)

Total comprehensive income (loss)	$31	$(3,436)	$(1,668)	$(10,040)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	March 27, 2010	March 28, 2009
Operating activities
Net loss	$(1,242)	$(9,762)
Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,095	1,314
(Gain) loss on disposal of property and equipment	(62)	63
Stock-based compensation	846	1,515
Amortization of other intangible assets	—	251
Goodwill impairment	—	144
Net changes in operating assets and liabilities:
Accounts receivable	(4,066)	3,007
Inventories	117	(903)
Other assets	(168)	(69)
Accounts payable	3,413	(923)
Other accrued liabilities and deferred revenues	855	(1,056)
Accrued restructuring charges	(3)	(386)
Other long-term liabilities	30	—

Net cash provided by (used in) operating activities	815	(6,805)

Investing activities
Purchase of property and equipment	(102)	(726)
Proceeds from sale of property and equipment	89	26
Capitalized software	—	(113)

Net cash used in investing activities	(13)	(813)

Financing activities
Principal payments on capital lease	(21)	(120)
Principal payments on long term notes	(40)	(23)
Repurchases of common stock	—	(42)
Proceeds from employee stock incentive program and employee stock purchase plan	38	140
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(52)	(130)

Net cash used in financing activities	(75)	(175)

Effect of exchange rates on cash and cash equivalents	(61)	1,355

Net increase (decrease) in cash and cash equivalents	666	(6,438)
Cash and cash equivalents, beginning of period	7,501	15,185

Cash and cash equivalents, end of period	$8,167	$8,747

Cash paid during the period for:
Interest	$2	$12
Income taxes	$22	$22
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$84	$115

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

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of March 27, 2010, the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
1993 Stock Option Plan (Expired)	88,006	0
1995 Director Stock Plan (Expired)	5,400	0
2001 Stock Option Plan	231,656	120,921
2003 Stock Option Plan	363,749	18,891
2004 Director Option Plan	88,000	42,376
2005 Equity Incentive Plan	818,345	313,294

Under all of these plans, for employee option grants, vesting is generally monthly, in equal installments over a four-year period. Restricted stock grants made under the 2005 Equity Incentive Plan have been subject to quarterly vesting over a two-year period for grants issued in September 2008 and a six-month period for grants issued in April 2009. Under the 1995 and

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004 Director Option Plans, initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual director grants made prior to March 2010 vest monthly in equal installments over a four-year period. On March 5, 2010, the Board of Directors revised the vesting of the annual option grant for grants made on such date and in future years to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected, and revised the vesting of the initial option grant to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. To effect the revisions to the option grants made to non-employee directors summarized above, the Board also approved corresponding amendments of the Adept Technology, Inc. 2004 Director Option Plan and authorized a one-time option grant with 100% vesting to occur at the next meeting of stockholders to reflect the increase in equity compensation for the current year of service on the Board.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the nine months ended March 27, 2010 has been accounted for as an equity instrument.

The Company recorded $846,000 and $1.5 million of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the nine months ended March 27, 2010 and March 28, 2009, respectively, for its stock plans and ESPP. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the nine months ended March 27, 2010 and March 28, 2009 were $1.59 and $4.41, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the nine months ended March 27, 2010 and March 28, 2009 were $1.25 and $1.38, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Nine Months Ended March 27, 2010		Nine Months Ended March 28, 2009
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.77%	0.24%	2.12%	0.92%
Expected life (in years)	3.64	0.66	3.37	0.50
Expected volatility	86%	102%	70%	90%
Dividend yield	0%	0%	0%	0%

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

For the nine months ended March 27, 2010 and March 28, 2009, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% and 20%, respectively, for the nine months ended March 27, 2010 and March 28, 2009 for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated. For the nine months ended March 27, 2010, the estimated forfeiture rate was based upon the true up occurring when the option was actually forfeited. This change in estimate led to the lower forfeiture rate for the nine months ended March 27, 2010.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity under the option plans as of March 27, 2010 and changes during the nine months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2009 excluding 419,000 options granted June 4, 2009 requiring stockholder approval	1,151	$9.86
June 4, 2009 options approved by stockholders at November 6, 2009 Annual Meeting	419	3.07

Adjusted outstanding at June 30, 2009	1,570	8.05
Granted	49	2.80
Exercised	—	—
Forfeited or Expired	(24)	25.47

Outstanding at March 27, 2010	1,595	$7.63	5.87	$367

Vested/Expected to Vest at March 27, 2010	1,550	$7.73	5.79	$347

Exercisable at March 27, 2010	932	$9.75	3.90	$113

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of March 27, 2010 and changes during the nine months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2009	62,477	$7.21
Awarded	—	—
Released	(26,629)	6.79
Forfeited due to cancellation or for taxes	(17,004)	8.15

Balance at March 27, 2010	18,844	$8.15

On January 4, 2010, the sixth vesting tranche of the restricted stock awards issued during the quarter ended September 27, 2008, were released from restriction less the forfeited amount as described above. These restricted shares vest quarterly in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period.

As of March 27, 2010, there was $759,865 of total unrecognized compensation cost related to non-vested stock options and stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal year 2011, with a weighted average remaining period of 1.4 years.

During the nine months ended March 27, 2010, 24,032 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares will be issued in April and November.

Total common shares outstanding at March 27, 2010 were 8,424,184.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At March 27, 2010 and June 30, 2009, the Company had no marketable securities and $8.2 million and $7.5 million in cash, respectively.

Realized gains or losses, interest, and dividends are included in interest income.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows:

	March 27, 2010	June 30, 2009
	(in thousands)
Raw materials	$4,680	$5,434
Work-in-process	487	343
Finished goods	2,538	2,348

Total inventory	$7,705	$8,125

5. Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	March 27, 2010	June 30, 2009
	(in thousands)
Machinery and equipment	$4,536	$4,560
Computer equipment	5,437	5,392
Software development costs	1,675	1,675
Office furniture and equipment	972	978

	12,620	12,605
Less accumulated depreciation and amortization	(10,913)	(9,957)

Net property and equipment	$1,707	$2,648

6. Warranties

The Company’s warranty policy is included in its terms of sale, is generally two years limited warranty for parts, hardware and components products, and states that there are no rights of return, and that a refund may be made at Adept’s discretion, only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Changes in the Company’s warranty liability for the nine-month periods ending March 27, 2010 and March 28, 2009 are as follows:

	Nine months ended
	March 27, 2010	March 28, 2009
	(in thousands)
Balance at beginning of period	$1,179	$1,259
Provision for warranties issued	546	834
Warranty claims	(523)	(921)

Balance at end of period	$1,202	$1,172

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

8. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $27,000 and a tax benefit of $50,000 for the nine months ended March 27, 2010 and March 28, 2009, respectively. A tax provision was recorded for the period ended March 27, 2010 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes. A tax benefit was recorded for the period ended March 28, 2009 primarily due to the losses incurred by the Company in the period.

The Company had gross unrecognized tax benefits of approximately $8.0 million as of March 27, 2010 and June 30, 2009. Approximately $7.0 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $812,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2008 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2008 remain open to examination by the foreign tax authorities.

In the second quarter of fiscal year 2009, the German tax authorities commenced a tax audit of the Company’s German subsidiary for the tax years 2004 to 2006. The Company previously accrued approximately $480,000 with respect to potential tax and interest for the tax years that are the subject of the German tax audit. The audit was closed during the third quarter of fiscal year 2010. The amount determined by the German tax authorities to be owed and payable by the Company in the fourth quarter 2010 is $550,000.

It is the Company’s policy to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the quarter ended March 27, 2010, the Company recorded a minor amount of interest related to uncertain tax positions.

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Income (Loss) per Share

Income (loss) per share was determined as follows:

	Three months ended		Nine months ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Net income (loss)	$596	$(3,507)	$(1,242)	$(9,762)

Basic:
Weighted average number of shares used in computing basic per share amounts	8,424	8,260	8,337	8,134

Basic net income (loss) per share	$0.07	$(0.42)	$(0.15)	$(1.20)

Diluted:
Weighted average number of common shares used in computing basic net income (loss) per share	8,424	8,260	8,337	8,134
Add: Weighted average number of shares of dilutive potential common stock	18	—	—	—
Weighted average number of common shares used in computing diluted net income (loss) per share	8,442	8,260	8,337	8,134

Diluted net income (loss) per share	$0.07	$(0.42)	$(0.15)	$(1.20)

The computation of diluted net income (loss) per share for the three months ended March 27, 2010 and March 28, 2009 does not include options to purchase 1,558,791 and 1,141,893 shares, respectively, because the effect of their inclusion would be anti-dilutive. The computation of diluted net loss per share for the nine months ended March 27, 2010 and March 28, 2009 does not include options to purchase 1,552,041 and 1,089,467 shares, respectively, because the effect of their inclusion would be anti-dilutive.

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

Management assesses the Company’s performance, operations and assets by segment and geographic areas, and therefore segment loss, revenue and long-lived tangible assets are summarized in the following tables:

	Three months ended		Nine months ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Revenues:
Robotics	$12,438	$5,940	$28,617	$25,310
Services and Support	1,819	1,747	6,541	7,654

Total revenues	$14,257	$7,687	$35,158	$32,964

Segment operating income (loss):
Robotics	$2,491	$(615)	$4,497	$1,776
Services and Support	109	117	1,007	1,457

Segment operating income (loss) prior to allocations	2,600	(498)	5,504	3,233
Unallocated research, development and engineering and general and administrative	(2,226)	(2,660)	(6,947)	(10,095)
Goodwill impairment	—	(73)	—	(144)
Restructuring charges	—	(149)	—	(1,419)
Amortization of intangible assets	—	(80)	—	(251)

Operating income (loss)	374	(3,460)	(1,443)	(8,676)
Interest income, net of expense	2	—	3	48
Foreign currency exchange gain (loss)	203	(95)	225	(1,184)

Income (loss) before income taxes	$579	$(3,555)	$(1,215)	$(9,812)

	Three months ended		Nine months ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(in thousands)
Revenue:
United States	$2,838	$2,537	$9,677	$10,871
Germany	2,952	1,910	7,554	7,260
France	1,696	1,236	3,669	4,680
Switzerland	300	257	662	1,107
Other European countries	776	976	2,438	4,100
Singapore	333	270	3,478	2,667
Malaysia	4,208	8	5,482	456
All other countries	1,154	493	2,198	1,823

Total	$14,257	$7,687	$35,158	$32,964

	March 27, 2010	June 30, 2009
	(in thousands)
Long-lived tangible assets:
United States	$1,517	$2,279
All other countries	305	500

Total long-lived tangible assets	$1,822	$2,779

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains were $203,000 and $225,000 for the three and nine months ended March 27, 2010, and losses were $95,000 and $1.2 million for the three and nine months ended March 28, 2009, and are included in the condensed consolidated statements of operations.

The foreign currency transaction losses recorded in the fiscal 2009 periods were mainly realized and unrealized losses related to the non-permanent intercompany debt. The foreign currency transaction gains in the fiscal 2010 periods were mainly from transactions for receivables payable in USD currency in subsidiaries and payables due in yen.

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

Additionally, at the end of the third quarter of fiscal 2009, Adept implemented a second phase of restructuring, which included additional pay reductions of 20% for the Company’s CEO and 10% for its other executive officers, an additional reduction in work force and additional tiered pay reductions for employees in the U.S. and Singapore, and a work share program in Europe. The reduction of work force was effective at the end of the third quarter with the pay reductions effective beginning in the fourth quarter. As the economic situation began to improve, in the beginning of the second quarter of 2010 we partially restored salaries for our non-executive employees and fully restored all salaries at the end of the second quarter of fiscal 2010. Through the third quarter of fiscal 2010, overall expense levels have remained below both pre-restructuring and fiscal 2009 levels.

At March 27, 2010, there were no accrued restructuring charges. There were also no restructuring charges for the three and nine months ended March 27, 2010.

13. Acquisitions

On January 2, 2008 (the “Effective Date”), Adept acquired 100 percent of the outstanding common shares of Cerebellum Automation SAS. The results of Cerebellum’s operations have been included in the Company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 in cash and $335,000 payable in shares of common stock of the Company was due on the first anniversary of the Effective Date provided that certain employees remain employed by Cerebellum. These amounts were amortized monthly through January 2, 2009 and paid on January 3, 2009. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company were paid on the second anniversary of the acquisition in January 2010 and were amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there were contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first anniversary. Contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue goals were not met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of being added to goodwill since the goodwill, as well as other intangibles, related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009. All common stock references as payments related to this acquisition are calculated based on the 30-day average share price of the Company prior to the applicable anniversary of the Effective Date.

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

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of March 27, 2010 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Operating Lease Obligations	$8,519	$1,909	$1,491	$1,389	$1,395	$2,335
Capital Lease Obligations	25	8	9	8	—	—

Total	$8,544	$1,917	$1,500	$1,397	$1,395	$2,335

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve, and the impact of our restructuring efforts in response to the economic environment;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows, the impact of the timing of receipts and disbursements and recognition of revenue;

•	our estimates regarding our liquidity and capital requirements;

•	marketing and commercialization of our products under development;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses;

•	claims, investigations or litigation; and

•	our intellectual property.

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

Growth Strategy

Our growth strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, solar, medical and disk drive/electronics. Currently, we are focusing the majority of our investments on the global packaging and solar markets, which we believe provide the greatest opportunity for us over the next few years. Additionally, we continue to focus our sales efforts on traditional markets, such as the disk drive industry and the German automotive electronics and industrial industries, where our products are well received and we believe that significant long-term opportunity exists. Currently, these markets are impacted to varying degrees by the uncertain global economic environment.

In the U.S., we believe that near-term growth will be driven primarily by the packaging market and longer-term by additional target markets including solar. Much of the demand for our products in the last few years has come from Europe and we believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar.

Included in our growth strategy is an ongoing active search for possible merger and acquisition targets. Our focus is on pursuing business combinations that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.

Trends in Our Business

The ongoing effects of the global recession have created a broader cautionary environment for us and for our customers over the last several quarters, which has resulted in decreased demand or delayed orders for our products in several markets and geographies. In general, this trend has been less pronounced in the packaging market, where demand for our Quattro robot and other packaging solutions for food, cosmetics and pharmaceutical packaging applications has been a significant driver of sales over the last several quarters, although the amount and location of packaging sales varies from quarter to quarter. Sales to the worldwide packaging market accounted for 27% of total revenue in the first nine months of fiscal 2010, compared with 19% of total revenue in the first nine months of fiscal 2009. The majority of these sales were to manufacturers in France, although packaging also has been an important component of U.S. sales. Orders for our Quattro robot have continued to increase over the past several quarters and were the highest to date in the third quarter of 2010. The cost of sales of our Quattro products is lower than our corporate average, and we expect that increased sales of these products will have a positive effect on our overall gross margin.

Demand from the disk drive market in the U.S. and Asia generally has remained weak over the last few years due to a prolonged cyclical downturn in this industry. Beginning in the first quarter of fiscal 2010 we began to see increased investment activity from our customers in the disk drive market, including significant orders received in the first and third quarters and new design wins that we expect will result in additional orders in the future. While the level of sales activity in this market is still lower than it has been in past peak periods, we are encouraged by signs such as these that the multi-year cycle of restricted capital investment in the disk drive industry may be coming to an end. The cost of sales of our disk drive products is higher than our corporate average, and we expect that increased sales of these products will have a negative effect on our overall gross margin.

Beginning in the second half of fiscal 2009 and continuing through the first nine months of fiscal 2010, we have experienced significantly decreased demand from the automotive electronics and industrial markets in Germany, which traditionally have been a significant and relatively stable component of revenue for Adept.

In the solar market, sales have not increased as we had anticipated, but have remained depressed as solar cell manufacturers have reduced both production and new capital investment in reaction to the global recession and lower end-user demand. In recent quarters, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases and the lending environment for capital purchases improves.

Product Developments

To better address the needs of the packaging and solar markets, in fiscal 2007 we introduced an important new robot to our portfolio, Quattro™, which offers industry leading speed and performance for high-speed automation applications. The Quattro robot is a unique robot design licensed exclusively to Adept and protected by patents in Adept’s key geographic markets. Since its introduction, Quattro has grown to comprise a significant and increasing portion of our sales. In the second quarter of fiscal 2010, we introduced and began shipping the Adept Quattro s650HS, which is the only parallel robot approved by the USDA for meat and poultry processing. The Quattro s650HS is designed to give food packagers the highest possible speeds for raw food handling while complying with cleanliness and hygienic standards. The performance of our Quattro robots is further enhanced by our ACE PackXpert™ packaging management software system, which enables the rapid development and deployment of packaging applications.

Restructuring and Cost Reduction Actions

During fiscal 2009, we implemented a comprehensive restructuring program aimed at lowering expenses to enable the Company to generate cash flow while maintaining investment in our target markets. Over the course of that fiscal year, we took a number of actions, including headcount reductions, the phase out of certain parts of our business, consolidation of facilities and additional outsourcing of non-core activities. As a short-term measure, we also implemented temporary salary reductions company-wide. These actions resulted in savings of $1.4 million per quarter and were fully realized in the fourth quarter of fiscal 2009. As the economic situation began to improve, in the beginning of the second quarter of 2010 we partially restored salaries for our non-executive employees and fully restored all salaries at the end of the second quarter of fiscal 2010. Through the third quarter of fiscal 2010, overall expense levels have remained below both pre-restructuring and fiscal 2009 levels.

In recent quarters, our gross margin has benefitted from product cost reductions previously implemented in our Quattro product that we expect will continue to positively impact gross margin going forward. Overall, we continue to work to reduce product costs and to closely manage product inventories. The mix of products sold within each period affects overall gross margin, as certain products, such as Quattro and our refurbished robots, provide a higher margin while other products, such as systems for the disk drive market, provide a lower margin.

We remain committed to managing our business to generate cash.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and nine-month periods ended March 27, 2010. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2010 third fiscal quarter ended March 27, 2010. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K as filed with the SEC on September 18, 2009.

Results of Operations

Revenues. Summary information by product segment for the three and nine months ended March 27, 2010 and March 28, 2009 is as follows:

Revenue by Segment

	Three months ended March 27, 2010	% Change	Three months ended March 28, 2009	Nine months ended March 27, 2010	% Change	Nine months ended March 28, 2009
	(in thousands)
Robotics
Revenues	$12,438	109%	$5,940	$28,617	13%	$25,310
Percentage of total	87%		77%	81%		77%
Services and Support
Revenues	1,819	4%	1,747	6,541	(15)%	7,654
Percentage of total	13%		23%	19%		23%

Total Revenues	$14,257	85%	$7,687	$35,158	7%	$32,964

For the three months ended March 27, 2010, revenues were $14.3 million, up 85% from revenues of $7.7 million for the three months ended March 28, 2009. Revenues for the nine months ended March 27, 2010 were $35.2 million, up 7% from revenues of $33.0 million for the nine months ended March 28, 2009. The increase in both periods resulted primarily from increased sales in our Robotics product segment in the third quarter of 2010.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $12.4 million for the three months ended March 27, 2010, up 109% from $5.9 million for the three months ended March 28, 2009. For the nine months ended March 27, 2010, robotics revenues were $28.6 million, up 13% from $25.3 million for the nine months ended March 28, 2009. Higher robotics revenues in both periods were primarily the result of higher sales into the disk drive market in Asia and the packaging markets in France and the U.S. The Germany packaging and solar revenue increased during the nine month period ended March 27, 2010 offsetting decreased demand from the automotive/industrial market in Germany.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $1.8 million for the three months ended March 27, 2010, up 4% from $1.7 million for the three months ended March 28, 2009. Services and support revenues were $6.5 million for the nine months ended March 27, 2010, down 15% from $7.7 million for the nine months ended March 28, 2009. The decrease in the nine months ended March 27, 2010 was primarily due to lower demand for remanufactured robotics from the automotive market in Germany and from the disk drive and consumer electronics manufacturers in the U.S.; higher demand from the disk drive market reversed this trend in the third quarter of fiscal quarter of 2010.

Revenue by geography for the three and nine months ended March 27, 2010 and March 28, 2009 is as follows:

Revenue by Geography

	Three months ended March 27, 2010	% Change	Three months ended March 28, 2009	Nine months ended March 27, 2010	% Change	Nine months ended March 28, 2009
	(in thousands)
United States
Revenues	$2,838	12%	$2,537	$9,677	(11)%	$10,871
Percentage of total revenue	20%		33%	28%		33%
Europe
Revenues	$5,724	31%	$4,379	$14,323	(16)%	$17,147
Percentage of total revenue	40%		57%	41%		52%
Asia
Revenues	$5,478	1,726%	$300	$10,313	177%	$3,726
Percentage of total revenue	38%		4%	29%		11%
Other countries
Revenues	$217	(54)%	$471	$845	(31)%	$1,220
Percentage of total revenue	2%		6%	2%		4%

Total International Revenues	$11,419	122%	$5,150	$25,481	15%	$22,093
Percentage of total revenue	80%		67%	72%		67%

Total Revenues	$14,257		$7,687	$35,158		$32,964

Our domestic sales were $2.8 million for the three months ended March 27, 2010, up 12% from $2.5 million for the three months ended March 28, 2009. For the nine months ended March 27, 2010, our domestic sales were $9.7 million, down 11% from $10.9 million for the nine months ended March 28, 2009. The decrease in the nine-month period reflects reduced sales of both new robotic systems and refurbished robots to the disk drive industry, as well as a slowdown in customer manufacturing and capital investment as a result of the economic downturn. In the three months ended March 27, 2010, higher revenues in the U.S. were primarily driven by increased sales into the packaging market.

Total international sales were $11.4 million for the three months ended March 27, 2010, up 122% compared to $5.2 million for the three months ended March 28, 2009. For the nine months ended March 27, 2010, total international sales were $25.5 million, up 15% from $22.1 million for the nine months ended March 28, 2009. The increase in both periods was driven primarily by increased sales into the disk drive market in Asia as well as higher sales into the packaging market in France and Germany in the third quarter of fiscal 2010, offset by lower sales to the German industrial and automotive markets during the first nine months of fiscal 2010.

Gross Margin. Summary information on gross margin for the three and nine months ended March 27, 2010 and March 28, 2009 is as follows:

	Three months ended March 27, 2010	% Change	Three months ended March 28, 2009	Nine months ended March 27, 2010	% Change	Nine months ended March 28, 2009
	(in thousands)
Revenues	$14,257		$7,687	$35,158		$32,964
Gross margin	6,098	108%	2,936	15,471	9%	14,170
Gross margin %	42.8%		38.2%	44.0%		43.0%

Gross margin as a percentage of revenues was 42.8% for the three months ended March 27, 2010, compared to 38.2% for the three months ended March 28, 2009. For the nine months ended March 27, 2010, gross margin as a percentage of revenues was 44.0%, compared to 43.0% for the nine months ended March 28, 2009.

In both the three and nine–month period ended March 27, 2010, gross margin was impacted by product mix. Gross margin was lower from higher sales of lower margin products into the disk drive market, partially offset by increased sales of our higher margin Quattro products into the packaging market.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs. In particular, we expect that gross margin in future periods will continue to be negatively affected by any weakening of the euro against the U.S. dollar, as a significant portion of our revenues are in euro. We also expect that additional sales into the disk drive market will continue to have a negative impact on gross margin, while increased Quattro sales will have a positive effect.

Operating Expenses

Research, Development and Engineering Expenses.

	Three months ended March 27, 2010	% Change	Three months ended March 28, 2009	Nine months ended March 27, 2010	% Change	Nine months ended March 28, 2009
	(in thousands)
Expenses	$1,319	(13)%	$1,521	$4,007	(7)%	$4,301
Percentage of revenue	9%		20%	11%		13%

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

R&D expenses for the three months ended March 27, 2010 were $1.3 million, or 9% of revenues, down 13% from $1.5 million, or 20% of revenues for the three months ended March 28, 2009. For the nine months ended March 27, 2010, R&D expenses were $4.0 million, or 11% of revenues, down 7% from $4.3 million, or 13% of revenues for the nine months ended March 28, 2009. Lower R&D expenses in the three and nine months ended March 27, 2010 primarily resulted from the absence of some costs that had been incurred in the third quarter of fiscal 2009, which included a final contingent payment related to our acquisition of Cerebellum that was paid in the beginning of the third quarter of 2010 and a governmental subsidy for R&D that was received in third quarter of 2010. Additionally, R&D expenses in the third quarter of fiscal 2010 included three months of full restoration of employee salaries, which had previously been reduced during the economic downturn.

We expect that R&D expenses will increase incrementally in the fourth quarter of fiscal 2010 as we implement plans for increased product investment.

Selling, General and Administrative Expenses.

	Three months ended March 27, 2010	% Change	Three months ended March 28, 2009	Nine months ended March 27, 2010	% Change	Nine months ended March 28, 2009
	(in thousands)
Expenses	$4,405	(4)%	$4,573	$12,907	(23)%	$16,731
Percentage of revenue	31%		59%	37%		51%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.4 million, or 31% of revenues for the three months ended March 27, 2010, down 4% from $4.6 million, or 59% of revenues for the three months ended March 28, 2009. For the nine months ended March 27, 2010, SG&A expenses were $12.9 million, or 37% of revenues, down 23% from $16.7 million, or 51% of revenues for the nine months ended March 28, 2009.

Lower SG&A expenses in the three and nine months ended March 27, 2010 compared with the prior year periods were primarily the result of cost reductions implemented by Adept during fiscal 2009, partially offset by the restoration of previously reduced employee salaries beginning in the second quarter of fiscal 2010.

We expect that participation in industry trade shows and selective investments in our sales and marketing resources will increase SG&A expenses going forward.

Amortization and Goodwill. No amortization expenses were incurred in the three and nine months ended March 27, 2010 as the intangible assets related to our Cerebellum acquisition were fully written off in fiscal year 2009. In the three and nine months ended March 28, 2009, $80,000 and 251,000, respectively was expensed for the amortization of intangible assets and $73,000 and 144,000, respectively of impairment was expensed related to the goodwill from our Cerebellum acquisition.

Stock Compensation Expense. In accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), we recorded $225,000 and $846,000 for stock-based compensation expense for the three and nine months ended March 27, 2010, respectively, and $345,000 and $1.5 million for the three and nine months ended March 28, 2009, respectively, for our stock option plans, ESPP and restricted stock grants. Restricted stock awarded at the end of the first quarter of fiscal 2009 was more heavily expensed in the earlier quarters of the stock’s grant life and was almost fully vested in the second quarter of fiscal 2010, resulting in a decrease in the amount expensed for stock compensation in the fiscal 2010 periods. We did not record an income-tax benefit for stock compensation expense in either the fiscal 2010 or 2009 period because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Restructuring. No restructuring expenses were recorded in the three and nine months ended March 27, 2010. For the three and nine months ended March 28, 2009, we recorded restructuring expenses of $149,000 and $1.4 million, respectively, related to restructuring actions initiated during fiscal 2009 as further described under “Restructuring and Cost Reduction Actions” in the Overview above.

Operating Income (Loss). We recorded operating income of $374,000 for the three months ended March 27, 2010, compared with an operating loss of $3.5 million for the three months ended March 28, 2009. For the nine months ended March 27, 2010, we recorded operating loss of $1.4 million, compared with operating loss of $8.7 million recorded for the nine months ended March 28, 2009. Lower operating loss in both the three and nine months ended March 27, 2010 compared with the same periods of fiscal 2009 was due to higher revenues, higher gross margin, lower expenses and the absence of restructuring expenses in the fiscal 2010 periods.

Interest Income (Expense), Net. For the three and nine months ended March 27, 2010 we recorded interest income, net of $2,000 and $3,000, respectively and for the three and nine months ended March 28, 2009, we recorded interest income, net of $0 and $48,000, respectively. Lower interest income in the three and nine months ended March 27, 2010 compared with the prior year periods was the result of lower cash balances in the fiscal 2010 period.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a foreign currency transaction gain of $203,000 in the three months ended March 27, 2010, compared with a foreign currency loss of $95,000 for the three months ended March 28, 2009, which are included in the condensed consolidated statements of operations. For the nine months ended March 27, 2010, we recorded a gain on foreign currency exchange of $225,000, compared with a loss on foreign currency exchange of $1.2 million recorded for the nine months ended March 28, 2009. The foreign currency transaction losses recorded in the fiscal 2009 periods were mainly realized and unrealized losses related to the non-permanent intercompany debt. The foreign currency transaction gains in the fiscal 2010 periods were mainly from third party transactions for receivables payable in USD currency in subsidiaries and payables due in yen. As we conduct business on a global basis, we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

Provision for (Benefit from) Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations.

We recorded a tax benefit of $17,000 and a tax provision of $27,000 for the three and nine months ended March 27, 2010, respectively, which primarily related to taxes in our German subsidiary as well as our Singapore branch tax. We recorded tax benefits of $48,000 and $50,000 for the three and nine months ended March 28, 2009, respectively, which related primarily to taxes in the U.S as well as in our French subsidiary. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of March 27, 2010, cash and cash equivalents were $8.2 million, an increase of $666,000 from $7.5 million as of June 30, 2009.

Operating Activities: Adept generated $815,000 of cash from operations for the nine months ended March 27, 2010. Net loss of $1.2 million was offset by non-cash charges, including depreciation of $1.1 million, stock-based compensation of $846,000, and by changes in operating assets and liabilities. Changes in operating assets and liabilities included an increase in accounts payable and accrued liabilities of $4.3 million primarily related to restocking of inventory late in the quarter which is largely offset by a net increase of $4.1 million in accounts receivables related to a large disk drive order shipped in the last month of the third quarter of fiscal 2010 for which collection is expected in the fourth quarter of fiscal 2010.

Investing Activities: $13,000 of cash was used in investing activities during the nine months ended March 27, 2010, including $102,000 of cash used for capital purchases, partially offset by $89,000 from proceeds from the sale of a robot from the demonstration equipment held in property and equipment.

Financing Activities: Adept used $75,000 of cash for financing activities during the nine months ended March 27, 2010, consisting of $21,000 for cash payments on capital leases, a $40,000 cash payment for long-term notes related to Cerebellum and payments for taxes for restricted stock awards surrendered to satisfy tax obligations of $52,000, partially offset by proceeds of $38,000 from the purchase of stock through our employee stock purchase program.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, are expected to provide us with sufficient liquidity for at least the next 12 months. We also have long-term notes relating to our Cerebellum acquisition of $116,000 due over three years.

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

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of March 27, 2010.

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

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-14, Software (Topic 985) Certain Arrangements That Contain Software Elements—a consensus of the FASB Emerging Issues Task Force (“EITF”) (“ASU 2009-14”), which amends the scope of software revenue guidance in ASC Subtopic 985-605, Software-Revenue Recognition, to exclude tangible products containing software and non-software components that function together to deliver the product’s essential functionality.

In October 2009, FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605) Multiple-Deliverable Revenue Arrangements—a consensus of the FASB EITF (“ASU 2009-13”), which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. ASU 2009-13 specifies the best estimate of a selling price is consistent with that used to determine the price to sell the deliverable on a standalone basis.

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company is currently assessing the timing of adoption and effects that ASU 2009-14 and ASU 2009-13 will have on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06—Topic 820, Improving Disclosures About Fair Value Measurements, that require additional fair value disclosures. ASU 2010-06 require disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers into and out of Levels 1 and 2, beginning in the first quarter of 2010. Additionally, this ASU require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect that ASU 2010-06 will significantly impact our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURS ABOUT MARKET RISK

Not applicable to Adept as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 27, 2010, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based upon this evaluation, that as of March 27, 2010 Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file with or furnish to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2009 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have not been any changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 27, 2010 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

Common Stock Issuance

As previously disclosed by Adept Technology, Inc., Adept entered into a Share Purchase Agreement effective January 1, 2008, by and among the Company, Adept Technology France and the shareholders of Cerebellum Automation, a French société par actions simplifiée, pursuant to which Adept France acquired Cerebellum. On January 4, 2010, Adept issued 132,818 shares of its common stock to the five former shareholders of Cerebellum pursuant to the Share Purchase Agreement in private transactions pursuant to the exemptions from registration under the Securities Act provided by Regulation D and Regulation S.

Issuer Purchases of Equity Securities-Stock Repurchase Program

On September 2, 2008, Adept announced the approval of a stock repurchase program for up to $2.5 million of Adept common stock. Stock repurchases under this program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades, accelerated share repurchase transactions or otherwise, or by any combination of such methods. During the three months ended September 27, 2008, Adept repurchased 5,122 shares of its common stock on the open market for a total cost of $41,683, and has not acquired any more of its shares pursuant to this program since that time. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and contractual and regulatory requirements, alternative investment opportunities and other market and economic conditions, and there is no expiration date for the program. Adept has been, and expects to, fund its purchases from its working capital. Adept has no obligation to purchase a specific amount of common stock, and the stock repurchase program may be suspended or discontinued at any time. The Company is focused on preserving cash in the near term and does not expect to make further repurchases during the fourth quarter of fiscal 2010. The Company will reevaluate its working capital from time to time to determine if purchases will be made in the future.

Common Stock Forfeitures for Tax Withholdings

Issuer Purchases of Equity Securities

On July 1, September 30, October 1, 2009 and January 1, 2010, individuals holding shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date. Due to termination, 500 of these shares were cancelled.

	Total Number of Shares Forfeited	Average Price per Share
July 1, 2009 to March 27, 2010	17,004	$3.19

ITEM 6.	EXHIBITS

Exhibits are listed on the Index to Exhibits at the end of this Quarterly Report. The exhibits required by Item 601 of Regulation S-K, listed on such Index in response to this Item, are incorporated herein by reference.+

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/s/ LISA M. CUMMINS
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/s/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer

Date: May 6, 2010

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.1+	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik.**

10.2*	Summary of Non-Employee Director Compensation as adopted by the Board of Directors on March 5, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange commission on March 8, 2010.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q
**	Certain portions of the exhibit have been omitted based upon a request for confidential treatment and an unredacted version of this exhibit has been filed separately with the SEC pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.