Form 10-K
period 2010-06-30
ADEPT TECHNOLOGY INC
filed 2010-09-17
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 24, 2009) was $15,806,009. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of September 13, 2010, approximately 9,376,859 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held on November 5, 2010, referred to as the Proxy Statement, are incorporated by reference into Part III hereof.

ADEPT TECHNOLOGY, INC.

ANNUAL REPORT ON FORM 10-K

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into this Annual Report contain forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks and uncertainties in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Also, these statements represent our estimates and assumptions only as of the date of the filing of this Annual Report on Form 10-K with the SEC, and we undertake no obligation to publicly update or revise these forward-looking statements.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 197 trademarks of which 21 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): AIM®, FireBlox®, HexSight®, Adept Cobra™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™ , AdeptSight™, AdeptQuattro™, Adept Anyfeeder™, Adept ACE™, Cerebellum™ and ApproFlex™.

ITEM 1.	BUSINESS

We are a global, leading provider of intelligent robotics systems and services that provide high performance and economic value throughout the production life cycle or automated procedure, enabling our customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing, warehousing, logistics and other automated processes, in both fixed repetitive and unstructured environments.

Adept helped pioneer the robotics industry, and with more than 25 years of operating expertise, we continue to lead in the development of innovative robotics solutions to meet the changing needs of automation. Our robotics solutions are targeted at automated applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, distributors, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems, software and services to emerging automation markets, including packaging, medical and solar; as well as to the disk drive/electronics market and traditional industrial markets, including industrial automation and automotive electronics.

Our product range includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, autonomous navigation software and controls, industrial robots, autonomous service robots, intelligent automated guided vehicles (“AGVs”), and advanced vision-based flexible parts feeders. Our core offering combines our motion controls systems with application software, which we generally sell together with our own vision-guidance technology and/or our robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept.

Our headquarters are in Pleasanton, California and we also maintain facilities in Ohio, New Hampshire, North Carolina, France, Germany and Singapore for individual business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Global Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 83% of our total revenues in fiscal 2010 and approximately 77% of revenues in fiscal 2009. Revenue from our Services and Support segment accounted for approximately 17% of our total revenues in fiscal 2010 and approximately 23% of revenues in fiscal 2009. Additional information about our results for the last two years for these segments is provided in Item 7, “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

Acquisition of MobileRobots Inc.

On June 25, 2010, the Company acquired MobileRobots Inc. (“MRI”). MRI, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

We believe our acquisition of MRI will give Adept the ability to offer applications such as automated warehousing and logistics and to address new markets, including production logistics and healthcare. MRI brings a high level of expertise in autonomous platform design and advanced fleet management that allow robots to navigate flexibly in unstructured environments. This capability is critical for operating individual robots in hospitals or fleets of AGVs in factories as they move components through production environments.

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

Packaging—The use of packaging around commercial products continues to increase, as factors such as expediency, variety and safety have become more important to consumers. Additionally, packaging can deliver benefits such as convenience, branding or market differentiation. Increased use of packaging in various consumer products is fueling the need for automation to address the challenges that arise in the packaging process. These challenges include the need for flexibility, the need to maintain a clean or sterile environment, the ability to process high volumes and the ability to track products that are perishable or that may pose future unknown risks. Cost considerations are also an important catalyst for automated packaging, particularly in applications such as food, where products are often packaged locally for reasons including freshness, regional branding or specific regulatory requirements. Automation is often a more cost efficient alternative to maintaining a relatively larger number of employees as productivity can be achieved more quickly, in less space and with less risk of contamination.

Additionally, in applications such as food or consumer goods, the need for flexibility is becoming more pronounced as manufacturers strive to provide more variety for their customers. This is causing the line to blur between packaging and related activities such as warehousing and distribution. For example, a snack food manufacturer might want to pack cartons for a particular destination with a bundled product offering versus a single product offering.

Medical—In the United States alone, healthcare spending is a significant component of the economy, comprising 17.3% of the U.S. gross national product in 2009 according to Medicare actuaries. Lowering healthcare related costs is a priority for all participants in the healthcare system. Factors such as high healthcare costs, an aging population, legislation ensuring access to medical care and limiting procedure-base payments to providers are driving the increased use of automation within the medical market to lower costs and increase efficiency. Automation is used in the medical market for a range of medical, pharmaceutical and healthcare related applications, including the manufacture of medical devices; the automation of repetitive operations in diagnostic and pharmaceutical labs; automated processing of mail-order pharmaceutical sales; automated transportation tasks in hospital environments; and computer assisted robot-based surgical procedures. Automation provides many advantages, including minimizing opportunities for contamination; ensuring consistency and precision of processes; documentation of all process steps for subsequent tracking or review; enhancing efficiency by freeing highly skilled workers for other tasks; and reducing overall costs.

Solar—The growing desire of consumers and governments for reduced dependence on oil, natural gas and coal and global concerns about fossil fuel pollution and climate change are spurring the commercial development of solar panels to provide clean, renewable energy. However, the equipment infrastructure and the expertise to manufacture solar energy devices are in an early phase of development. Today, government subsidies and technological expertise are fueling the first concentrated development of solar manufacturing in certain regions, such as Germany and the Silicon Valley of California. Additionally, manufacturers in Asia are beginning to build capacity for solar cell production. While economic concerns are currently constricting the pace of this development, over the next several years, solar energy production is expected to increase in almost every area of the world. Similar to the semiconductor industry, the solar market is expected to be cyclical, with periods of investment in capacity followed by periods of capacity absorption. According to the market research firm DisplaySearch, global investment in capacity fell in 2009 and is expected to remain constrained through 2011. Longer term, solar cell end market demand is expected to grow from 5.2 megawatts in 2009 to 26.5 megawatts in 2013.

Automation brings benefits at many stages of the delicate and exacting process of solar cell and panel manufacturing. For example, automation allows manufacturers to produce higher volumes in less space, ensures that product specifications can be precisely replicated to ensure consistent product quality, and reduces breakage to enable higher yields. Based on similarities in processes and products, the solar industry is expected to develop along similar lines as the heavily automated semiconductor industry over the longer term. Consequently, automation will likely continue to be an important tool for manufacturers as solar production technology evolves. Improvements to the technology such as smaller wafer dimensions, larger die size and a larger number of pins will create additional challenges in terms of consistency, quality and yield.

Disk Drive/Electronics—The combination of high volumes and continual price erosion in the disk drive/electronics market has long demanded the use of automation to ensure the highest yields at the lowest cost. Automation solutions are used to help manufacture and assemble a host of electronic products such as computer disk drives, cell phones and printer cartridges and components. This market is very cyclical in terms of its investment in automation technology, with periods of significant investment in adding capacity or enhancing existing systems typically followed by periods of relatively low investment.

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

Adept’s Automation Solutions

Adept’s business is focused on delivering intelligent, flexible automation products, components and services for assembly, packaging, warehousing and logistics, automated transportation, material handling inspection and lab automation applications under two operating segments: Robotics and Services and Support. Financial information regarding our Segments is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our Robotics segment provides intelligent motion controls systems, vision inspection and guidance systems, autonomous navigation software and controls, production automation software and both industrial and service robot mechanisms to customers. With motion controls at the core, any of the other product components we offer can be combined to offer our customers a tailored solution to address specific application requirements.

Our Services and Support segment provides support services to customers, including spare parts for and/or remanufacture of robot mechanisms, information regarding the use of Adept’s automation equipment, ongoing support for installed systems, consulting services for applications, and training courses ranging from system operation and maintenance to advanced programming for manufacturing engineers who design and implement automation lines.

We market and sell our products worldwide through more than 200 systems integrators, distributors and OEMs as well as our direct sales force. Systems integrators and OEMs may add their own application-specific hardware and software to our products, resulting in solutions that are sold to Global 1000 companies across a range of industries. There are approximately 40,000 Adept robots, including the autonomous mobile robots sold by MRI, installed at customer sites around the world.

Robotics Segment

Adept is a pioneer and market innovator in developing intelligent robotics and advanced control systems. Our systems are designed for easy integration, deployment and use. We offer a unique industrial robotic control system that combines tightly integrated vision, motion control and geometric object recognition. This tight integration helps to reduce development costs, risks associated with precision applications and the total cost of implementation, and is a key differentiator for Adept. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

We offer five families of robots:

•	The widely employed 4-axis Cobra family of robots, which are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms designed for assembly and material handling tasks;

•	Adept Quattro parallel robots for high-speed packaging, assembly and loading/unloading applications;

•	Adept Viper 6-axis articulated robots for high-speed precision assembly;

•	Modular Adept Python single axis robot mechanisms that are highly configurable by the user; and

•	Mobile robots, including autonomous service robots and intelligent AGVs.

To address the needs of our customers, we continue to expand our robot product lines and to develop advanced software and sensing technologies that enable robots to perform a wider range of functions.

We utilize our portfolio of high-performance motion controllers, application development software, vision-guidance technology, autonomous platform design, AGV fleet management technology and high-reliability robot mechanisms to deliver automation solutions that meet our customers’ increasingly complex manufacturing and automation requirements. We offer our customers comprehensive and tailored automation systems that reduce the time and cost to design, engineer and launch products into high-volume production, autonomously transport materials within an unstructured environment or perform repetitive tasks requiring a high degree of precision. The benefits of Adept automation products include increased manufacturing flexibility for future product generations, less customized engineering and reduced dependence on production engineers.

Advanced Controls and Software

Industrial Robots

Adept’s proprietary industrial robotic control system, consisting of controls and software, is characterized by unique features, including tightly integrated vision, motion control and geometric object recognition; a compact design; scalability; and flexibility. These features combine to offer a powerful controls platform that enables our customers to reduce the cost and optimize the performance of their automation environment. Tight integration of vision and motion controls enables exceptional performance of robot mechanisms, for example, enabling increased dexterity, faster cycle times and better precision. Adept’s controls are the most compact in the automation industry, reducing the footprint of space needed and thus reducing costs for our customers. A scalable design allows Adept’s control platform to handle applications ranging from simple to very complex. Additionally, Adept’s control system is designed to work with both Adept robots and third party robot mechanisms. Adept also enables manufacturers to coordinate multiple Adept robots with one controls system, using Adept’s proprietary digital servo network distributed controls architecture based on the industry standard, high-speed IEEE-1394 FireWire network.

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

Mobile Service Robots

To support our autonomous service robots and intelligent AGVs, we offer Motivity™ controls and software. The Motivity Core controls drive-motors, handles autonomous navigation, avoids obstacles, docks AGVs for charging, provides communications to a base station or Fleet Appliance and can control onboard accessories. As an extension of Motivity, the Fleet Appliance helps with the setup and management of large fleets of robots, allowing all robots to operate identically to each other with minimal set up time required. Map and configuration updates can be made to the Fleet Appliance, and the changes are automatically pushed out to each robot in the fleet. The Fleet Appliance also helps reduce load on the wireless Ethernet infrastructure, by acting as a proxy for all of the robot data, such as location, battery state, and task status. This allows multiple robots, clients, and other interface applications to communicate with each robot without increasing the bandwidth requirements, thereby leaving valuable WiFi space for handheld scanners and other mobile devices.

Motivity software enables users to easily configure our mobile robot systems using drag and drop commands. Motivity MobileEyes provides a means to set up, implement and monitor robots and also can be used as a monitoring station or command and control station for users. MobilePlanner enables quick and easy customization of robots for the job at hand, allowing application designers to create missions, tasks, behaviors and personalities appropriate for their specific workplace, whether an industrial plant or a hospital patient’s room.

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

Adept’s mobile robots include autonomous service robots and intelligent AGVs. Our mobile robots are available for both indoor and outdoor environments and come in a variety of platform designs. All platforms have easily accessible I/O ports, which allow partners or users to add proprietary accessories, functionality and interfaces to the component base with Motivity Developer Modules. Each platform provides space for mounting utility storage, actuators or custom shells for application development and branding. For indoor applications, a more sophisticated platform is available that includes an embedded PC for partner software to reside and control. This is designed to facilitate development of robot assistants, security robots, tour guides, robotic kiosks, and other applications requiring interaction with people.

Service and Support Segment

Adept Service and Support is dedicated to assuring the productivity of every Adept product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts supply, field upgrades, and factory repair and remanufacturing capabilities. In some industries, support is a critical component of our overall solutions offering, and we work closely with our customers to configure the automation system that will best address their specific requirements.

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

Customers

We sell our products to system integrators, distributors, Global 1000 companies and OEMs. Adept’s robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the packaging, solar, medical, disk drive/electronics, automotive electronics and industrial markets. In fiscal year 2010, one disk drive customer accounted for 16% of our revenues. No one customer accounted for more than 10% of our revenues in fiscal year 2009. The Company’s business segments and, thus financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse affect on Company.

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

System Integrators. We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with more than 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe, these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, Adept’s integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally, a system integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements where generally one standard component or solution is purchased in higher volumes.

Sales Representatives and Distributors. We utilize a network of sales representatives and distributors in many areas of the world to provide cost-effective sales coverage in smaller markets where it is prohibitively expensive for us to allocate direct sales resources. We use a combination of exclusive (Adept product only) and non-exclusive sales representatives and distributors who sell our robot and vision guidance products in their standard forms. Adept also provides service and support for customers who have purchased Adept products through one of our sales representatives or distributors.

Direct Sales Force. We employ a sales force of sales personnel and application engineers that currently is organized around our primary target markets and that sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with system integrators and OEMs to integrate our product line into their systems, provides sales leads to certain system integrators and obtains intelligent automation system quotes from system integrators for end users. As of June 30, 2010, we had 36 employees engaged in sales and marketing.

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

In both our primary research and development facility in California and our development facility in France, we focus on the development of motion controls, robot mechanisms, vision software and real-time application software. We also have a development facility in New Hampshire, where we focus on mobile robot technology and platforms, autonomous navigation software and controls.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2010, we had 42 employees engaged in research, development and engineering. Our research, development and engineering expenses were approximately $5.6 million in fiscal 2010, representing 11% of revenues, and $5.7 million in fiscal 2009, representing 14% of revenues.

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

Certain components and sub-assemblies incorporated into our products are obtained from a single source or a limited group of suppliers. We routinely monitor single source supply parts, and we endeavor to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although we seek to reduce our dependence on sole or limited source suppliers, we have not qualified a second source for some of these products and the partial or complete loss of certain of these sources could have a materially negative impact on our results of operations and could damage customer relationships.

Backlog

Our product backlog at June 30, 2010 was approximately $8.4 million as compared to approximately $6.5 million at June 30, 2009. The increase in backlog at the end of fiscal 2010 as compared to the end of fiscal 2009 is due to increased capital investment by our customers. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2010 to ship during fiscal 2011. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2010, we had 163 employees worldwide, including 21 new employees added as a result of the acquisition of MRI in the fourth quarter of fiscal 2010. Of the total, 42 were engaged in research and development, 36 in sales and marketing, 24 in service and support, 36 in operations, and 25 in finance and administration.

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

In the parallel robot market, the primary competition for our Adept Quattro robot comes from ABB Robotics division, FANUC Robotics and Kawasaki Heavy Industries. The Adept Quattro robot offers higher performance and a more compact control solution than its competing products.

In the 6-axis robot market where we sell our AdeptViper robots, we compete with the above companies, as well as manufacturers of 6-axis robots including ABB Robotics division, FANUC Robotics, Inc., and Yaskawa

Electric Corporation. In the 6-Axis robot market, Adept offers strong performance and more sophisticated controls and software.

In the machine vision market, our primary competition is from Cognex Corporation. Cognex Corporation has a broader, more extensive product line than Adept, but is focused on machine vision only.

The mobile robot market is fragmented and application focused and consequently we have no direct competitors currently. Other small to mid-sized companies that participate in this market include Aethon, Inc., InTouch Health, IRobot Corporation, Kiva Systems and Seegrid Corporation.

Intellectual Property

Because Adept’s success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2010, we had 12 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

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

Foreign Operations; Properties

We operate globally, with corporate headquarters in Pleasanton, California and European headquarters in Dortmund, Germany. Our principal executive offices are located at 5960 Inglewood Drive, Pleasanton, California 94588 and our telephone number at that address is (925) 245-3400. Additionally, we lease sales and operations facilities in Ohio, New Hampshire, North Carolina, France and Singapore. We consider these properties as currently adequate for our business needs.

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (“SEC”). Our Internet address is www.adept.com. Our Form 10-K and proxy statement are made available on our website promptly after filing with the SEC and many of our corporate governance documents, including our Code of Business Conduct, are also available on our corporate website. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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

Our past revenues and other operating results may not be accurate indicators of our future performance, and you should not rely on such results to predict our future performance. Our operating results have been subject to significant fluctuations in the past, and could be subject to fluctuations in the future. Factors that may contribute to these fluctuations include:

•	fluctuations in aggregate capital spending, cyclicality and other economic conditions, or demand domestically and internationally in any of the industries we serve;

•	our ability to effectively manage our working capital;

•	changes in market acceptance of our products or shifts in demand for our products;

•	new product introductions by us or by our competitors;

•	changes in product mix and pricing by us, our distribution channels, our suppliers, or our competitors;

•	pricing and availability of components and raw materials for our products;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our inability to adjust certain fixed costs and expenses;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales or supply;

•	seasonal fluctuations in demand and our associated revenue;

•	our ability to expand our product offerings through acquired technologies and products;

•	costs incurred in connection with regulatory compliance for the industries we serve; and

•	extraordinary events such as litigation, product liability claims or mergers and acquisitions activity.

We generally recognize product revenues upon shipment, or in certain cases upon receipt by customers. As a result, our net revenues and results of operations for a fiscal period will be affected by the timing of orders received and orders shipped during the period. A significant percentage of our product shipments occur in the last month of each fiscal quarter. This can make it very difficult to reliably forecast the level of demand for our products for a particular fiscal quarter. We may also enter into agreements requiring us to accept certain orders meeting agreed criteria and to hold specified levels of inventory available for order under certain circumstances. To address these difficulties, we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. Further, an order cancellation, reduction or delay in shipments near the end of a fiscal period may cause sales to fall below expectations and harm our operating results for that period. As a result, our operating results vary and we may not be able to achieve or sustain our profitability on a quarterly or annual basis in the future.

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

The mix of products we sell can vary from period to period, particularly with respect to the volume of lower margin hardware products like mechanical subsystems, and higher margin controller products or robotics mechanisms. Factors that impact gross margins include the operational factors listed above as well as:

•	the costs to manufacture, service and support our products and enhancements;

•	discounts given to compete in certain markets;

•	the costs to customize our systems;

•	the volume of products produced and any associated production volume variances; and

•	certain inventory-related costs including obsolescence of products and excess inventory.

While we intend to aggressively pursue opportunities to sell our higher margin products, we cannot give any assurances regarding the growth of our sales of these products in the future.

We have experienced operating losses and negative cash flow in the past, and have limited cash resources, which could impair our ability to invest in growth and adversely affect our results of operations.

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our operating or extraordinary expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. We have limited cash resources, and because of certain regulatory restrictions impeding our ability to move certain cash reserves from our foreign operations to our U.S. operations, we may have limited access to a portion of those existing cash balances. We depend on our credit facility and funds generated from operating activities to meet our operating requirements and execute our growth plan. Our credit facility subjects us to certain financial and operating covenants, the failure of which would prevent us from borrowing under this credit facility. If we are unable to obtain and maintain sufficient capital on favorable terms, it could have an impact on our flexibility to pursue additional expansion opportunities or make other investments in our growth, and could impact our business and results of operations.

We depend on outsourced manufacturing and information technology capabilities and single source suppliers, and if we experience disruptions in this supply or prices increase, our business may suffer.

We outsource most of our manufacturing functions, and obtain many key components, materials, and mechanical subsystems from sole or single source suppliers. We have limited contracts or guaranteed supply arrangements with these suppliers, and the lack of alternate sources and lengthy qualification process for replacement suppliers involves significant risks. These risks include whether or not new suppliers will provide adequate quantities of components, materials or mechanical subsystems with sufficient quality on a timely basis, and the risk that supplier pricing may be higher than anticipated. If we are unable to obtain the components, materials, or mechanical subsystems that we require on a timely basis, at acceptable prices, and of sufficient quality, we could lose current or future business. In the past, we have experienced quality control or specification problems with certain components provided by sole source suppliers, and have had to design around the particular flawed items. Any quality issues could result in customer dissatisfaction, lost sales, or increased warranty costs, and could harm our results of operations.

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

The global economic downturn created a widespread slowdown in capital investment, manufacturing, and demand for consumer products. In response to these circumstances, our suppliers have or may significantly increase their prices or reduce their output, and some of our customers have, and may continue to defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations where they generate insufficient revenue and cannot secure financing. Our competitors may also compete aggressively by decreasing their prices for similar products.

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

We have significant and expanding operations outside the United States, rely on foreign suppliers and a substantial majority of our revenue is derived from non-U.S. sales. International sales represented 77% and 69% of revenues for fiscal 2010 and fiscal 2009, respectively. We expect that revenue from our international sales and operations will continue to account for a significant portion of our total revenue. We also purchase some critical components and mechanical subsystems from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations which include:

•	foreign currency fluctuations;

•	difficulties coordinating operations subject to differing regulatory regimes;

•	unexpected changes in regulatory requirements;

•	political, military and economic changes and disruptions, including terrorist activity;

•	tariff regulations and other trade barriers;

•	transportation costs and delays;

•	stringent local jurisdictional requirements, such as employees and union activity considerations;

•	slower payment patterns and greater difficulty collecting accounts receivables from foreign jurisdictions; and

•	potentially adverse tax consequences.

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

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized, because many of our products are used by our customers to develop, manufacture, and test their own products. If we do not accurately predict our customers’ needs and future activities, we may invest substantial resources in developing and marketing products that do not achieve broad market acceptance. Furthermore, if we are unable to develop new and enhanced products meeting customers’ changing technical specifications on a timely and cost-effective basis, we could lose our competitive position, and our products or technologies may become uncompetitive or obsolete. We also must make decisions about whether or not to develop and offer products to a given market, and if our judgment about the size, growth, and profitability of that market is incorrect, our business and results of operations could be harmed.

The market for intelligent automation products is intensely competitive, which may make it difficult to grow our business or to maintain or enhance our profitability.

We compete with a number of robot, motion control, machine vision, and simulation software companies, and many of them have substantially greater financial, technical, manufacturing, and marketing resources than we do.

Our competitors in the robot market include integrated manufacturers that produce robotics equipment for internal use, and also compete with our products for sales to other customers. Because they can generate substantial unit volumes to satisfy internal demand, these competitors may have greater flexibility in pricing than we do. During the current recession, we have experienced aggressive price reductions and other accommodations by our competitors. We believe that the principal competitive factors affecting the market for our products are:

•	product features, functionality, and ease of use;

•	price;

•	customer service; and

•	delivery including timeliness, predictability, and reliability of delivery commitment dates.

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

Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business. We depend upon a variety of factors to ensure that our new and enhanced products are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur in the introduction of new products, or between a product’s initial introduction and commencement of volume production. The development and commercialization of new products involve many difficulties, including:

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

The development of new products has required, and will require, that we expend significant financial and management resources. We cannot be certain that we will receive significant, if any, revenue from these investments in development. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, or our new products are not commercially successful, our business and operating results may be harmed.

We do not generally have long-term contracts with our customers, and our backlog cannot be relied upon as a future indicator of sales.

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

We are continually exploring merger and acquisition opportunities, and expect that acquisitions of complementary products and technologies in the future will likely play an important role in our ability to expand our operations and increase our revenue. Our ability to make acquisitions is restricted by our cash constraints, as well as the level and volatility of our common stock price and its thin trading volume, which affects our liquidity and makes equity transactions more expensive. If we are unable to identify suitable targets for acquisition or complete acquisitions on acceptable terms, our ability to expand our product and/or service offerings and increase our revenue will be impaired.

Our acquisition of MRI and any future acquisitions may be difficult to integrate, disrupt our business, increase our expenses, and adversely affect our financial condition or results of operations.

We recently acquired MRI and we may acquire other businesses that offer products, services, and technologies that management believes will further our strategic objectives. Our acquisition of MRI and any other business presents risks associated with these types of transactions, including:

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

Our hardware and software products are complex and despite extensive testing, our new or existing products or enhancements may contain defects, errors or performance problems. Any defects or errors could result in expensive and time-consuming design modifications or warranty charges, harm customer relationships, and result in loss of market share. Furthermore, these problems could harm our reputation and future business prospects. We expect and aim to generate increasing amounts of revenue from sales of recently released products. As a result, the negative impact on our business resulting from defects in such products could be significant.

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

Our investments in certain new markets and sales to the government subject Adept to increased regulation and potential product liability, and there is no guarantee that we will be successful in these markets or that risks related to these industries or the government will not have an adverse affect on our business.

Our systems and controls are sold in a variety of industries, including solar, packaging and medical, among others. Our penetration of the packaging market for food and certain other regulated items where we see potential revenue growth also requires additional costs to fulfill necessary certification and compliance processes. As part of our increased focus on the medical market, we have increased our strategic focus on sales for certain applications that are highly regulated, including computer assisted robot-based surgical procedures, the manufacture of medical devices, and the automation of repetitive operations in diagnostic and pharmaceutical labs. Furthermore, as we start to engage in certain activities in the medical industry, we must ensure that our products and systems comply with various regulatory requirements relevant to medical applications. This will increase certain costs necessary for the operation of our business, and our failure to obtain or maintain compliance with these requirements could have an adverse effect on our ability to sell our products or subject us to regulatory actions or fines.

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

Additionally, our Adept MobileRobots business is party to government contracts and subject to additional regulation as a governmental contractor. This business is not material to Adept’s financial results, but failure to comply with the applicable regulations requires us to use resources to effect a compliance program and our failure to effectively comply could adversely affect our operations

Our failure to comply with environmental laws and regulations could harm our business.

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

Frequently when employees in our industry leave their employer and accept a position with a competitor, the original employer will claim that the competitor engaged in unfair hiring practices, or that the employment of that person would involve the disclosure or use of trade secrets. This type of claim could prevent us from hiring certain personnel, or could cause us to incur liability for damages. We could also incur substantial costs in defending ourselves or our employees against these claims, regardless of their merits. Defending against any claims could divert the attention of our management away from our operations, and could negatively impact our business.

If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

Under Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, our management is required to make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated significant management, financial and other resources to our efforts to comply with these requirements, including significant actions to develop, evaluate, and test our internal controls but cannot provide absolute assurances. A failure to maintain adequate internal controls could result in inaccurate or late reporting of our financial results, an investigation by regulatory authorities, a loss of investor confidence, a decrease in the trading price of our common stock and could expose us to costly litigation or regulatory proceedings.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. In order to lower our operating costs, during fiscal 2009 we implemented and completed restructuring actions that included reducing headcount and employee and officer salaries, closing or consolidating certain Adept sites, consolidating certain functional activities, and outsourcing additional business activities. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected consequences and a negative impact on our business. While our restructuring efforts resulted in cost reductions we had anticipated, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our current or future business operations and prospects could be harmed.

The concentration of our equity ownership in a small number of stockholders could adversely affect the liquidity and market price of our securities, and may permit a small number of stockholders to influence the results of stockholder decisions.

We currently have approximately 9,377,000 shares of common stock outstanding. A small number of holders beneficially own a substantial portion of our total outstanding equity securities. These securities are generally freely tradable or subject to registration statements permitting their sale with little or no restriction. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price.

At June 30, 2010, options to purchase approximately 1,236,000 shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 854,000 shares of common stock were reserved for future grant and issuance under such plans. We can also issue shares under our employee stock purchase plan, which had approximately 554,000 shares available for issuance at June 30, 2010. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. The vesting of restricted stock and exercise of options could significantly increase the number of common shares outstanding, thereby diluting the ownership interests of our existing stockholders and could adversely affect the prevailing market price of our common stock, particularly due to our low trading volume. We have also issued approximately 763,000 shares of common stock in connection with our acquisition of MRI. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the further dilution of our stockholders’ equity interest.

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

Provisions in our certificate of incorporation and by-laws or Delaware law might discourage or delay a change of control of our company and depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and applicable Delaware law may discourage or prevent a merger or a change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our directors. These provisions include, without limitation:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations, although proxy access would facilitate stockholder nomination of directors;

•	the ability of our board of directors to make, alter or repeal our by-laws; and

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions and Delaware law deter potential acquirers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our headquarters and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California, covered by two lease agreements. The first lease agreement, which is related to our principal executive offices, is for premises of 33,864 square feet, expiring in January 2014 with an option to extend for an additional five-year period. This agreement also includes a right of first offer on 11,059 additional square feet. The second lease agreement is for premises of 23,027 square feet located near our executive offices, which we use for our manufacturing operations. This lease expires January 2014, with an option to extend for an additional five-year period, and includes a right of first offer on 12,000 additional square feet. Financial terms for these leases are included in Note 7 of our Notes to Consolidated Financial Statements.

Other leased Adept facilities include Amherst, New Hampshire; Dortmund, Germany; Cincinnati, Ohio; Charlotte, North Carolina; Massy and Annecy, France; and Singapore. All of our facilities are used by both of our two reportable business segments.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on the NASDAQ Global Market under the symbol ADEP.

The following table reflects the range of high and low sales prices for Adept common stock for each full quarterly period within the two most recent fiscal years as reported for trading on the NASDAQ Global Market.

	Three Months Ended
	Jun. 30, 2010	Mar. 27, 2010	Dec. 26, 2009	Sep. 26, 2009	Jun. 30, 2009	Mar. 28, 2009	Dec. 27, 2008	Sep. 27, 2008
High	$6.47	$4.17	$3.64	$3.49	$4.20	$4.43	$8.99	$10.09
Low	$3.61	$2.92	$2.34	$2.32	$2.12	$1.65	$1.79	$5.80

At September 13, 2010, there were approximately 207 stockholders of record of our common stock.

To date, we have neither declared nor paid cash dividends on shares of our common stock. We do not anticipate paying cash dividends on our common stock in the foreseeable future and are restricted from doing so under our credit facility.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In September 2008, our Board of Directors implemented a stock repurchase program to acquire up to an aggregate of $2.5 million of our common stock over an unspecified period of time. During fiscal 2009, 5,000 shares were repurchased for $42,000. The program was discontinued on August 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from our Proxy Statement.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. as compared to the Major Market Index, and an Industry Index/Peer Group index including ten other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2005 and shown through June 30, 2010.

	6/05	6/06	6/07	6/08	6/09	6/10
Adept Technology, Inc.	$100.00	$174.23	$77.67	$118.28	$30.80	$61.84
NASDAQ Composite	$100.00	$107.08	$130.99	$114.02	$90.79	$105.54
Peer Group	$100.00	$103.17	$127.50	$106.42	$62.40	$81.08

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

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. With our acquisition of MobileRobots Inc., we also have autonomous robot and fleet management capabilities that extend our value proposition to additional markets. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications.

Strategy

Our strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, medical, disk drive/electronics and solar. Currently, we are focusing the majority of our investments on the global packaging market, where new applications have continued to emerge even during the last two years of economic weakness and where our Quattro robot has been well received. While we believe that the packaging market provides the greatest growth opportunity for us in the near term, we are also investing in the medical and solar markets, although at a less aggressive pace, to ensure we are able to participate in these opportunities as they develop. Additionally, we continue to address our sales efforts towards our traditional markets, such as the disk drive industry and the German automotive electronics and industrial markets, where our products are well positioned and we believe significant long-term opportunity exists. While capital spending in the disk drive market increased during fiscal 2010, we expect this trend of increased spending to slow during fiscal 2011. In the U.S., we believe that near-term growth will be driven primarily by the packaging market and longer-term by additional target markets including medical. Much of the demand for our products in the last few years has come from Europe, although the economic downturn has constricted growth in this region over the last several quarters. We believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar. Over the last year, we have experienced significant growth in Asia, as the disk drive market has been in an active investment cycle. We expect that Asia will continue to be an important growth region for us in the disk drive/electronics and solar industries, although both markets will likely continue to experience significant variations in activity over time due to the cyclical nature of this industry.

Included in our growth strategy is an ongoing search for possible companies, product lines or technologies for acquisition. Our focus is on pursuing acquisitions that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale. During the fourth quarter of fiscal 2010, we acquired MobileRobots Inc. (“MRI”), a provider of autonomous robot and automated guided vehicle technologies.

Trends in Our Business

The impact of continued global economic downturn and uncertainty on our business was much less pronounced in fiscal 2010 than it had been the previous year. While sales to our traditional automotive and industrial markets continued to reflect weak demand and accounted for only 8% of our business compared to 23% in fiscal 2009, we experienced significant increases in certain of our target growth markets. Sales to the disk drive and consumer electronics markets grew approximately 155% year over year and accounted for approximately 35% of our total revenues in fiscal 2010 compared with 17% the prior year, as manufacturers ramped up their capital spending following several years of a low investment cycle. Sales of our Quattro robot and other packaging solutions for food, cosmetics and pharmaceutical packaging applications increased approximately 49% year over year and accounted for approximately 26% of our total revenues in fiscal 2010, compared with 22% in fiscal 2009. Orders for our Quattro robot have continued to increase over the past several quarters and were the highest to date in the third and fourth quarters of 2010. We also experienced growth of approximately 186% in sales to the solar market in 2010, but from a much smaller revenue base.

Because of the resurgence of investment in the disk drive and consumer electronics markets, orders shipped to Asia grew nearly 300% and accounted for approximately 35% of our revenue in fiscal 2010 compared with 12% in fiscal 2009. Additionally, we received our first Quattro orders in Asia for packaging and solar applications during the year, which we believe is indicative of the strong and diverse market opportunity in this region. European sales accounted for approximately 40% of revenue in fiscal 2010, down from 54% in fiscal 2009 as a result of decreased demand from the automotive electronics in Germany and from the industrial markets in Germany and the UK. In Germany, this was offset by increased sales to the packaging market, so that revenues in Germany increased nearly 10% in fiscal 2010 compared with the prior year. During the same period, sales in France decreased approximately 12% due to the timing of customer orders. Sales in the U.S. accounted for 23% of total revenue in fiscal 2010, compared with 31% in fiscal 2009, reflecting a slowdown in customer manufacturing and capital investment as a result of the economic downturn, as well as a shift in the location of purchasing decisions related to the disk drive industry during the year, from the U.S. to Asia. These factors were partially offset by increased sales of our Quattro robots and other solutions for applications in the packaging market.

We believe we are well positioned in the disk drive market and during 2010 we achieved new design wins that we expect will result in additional orders in the future. While it is difficult to predict the timing of investment cycles within the disk drive industry, the current capital investment cycle appears to be continuing and we expect that this market will continue to account for a significant portion of our sales in fiscal 2011. The cost of sales of our disk drive products is higher than our corporate average, and we expect that increased sales of these products will have a negative effect on our overall gross margin. We also expect that packaging will continue to comprise a significant and growing component of our sales. The cost of sales of our Quattro products is lower than our corporate average, and we expect that increased sales of these products will have a positive effect on our overall gross margin. In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases and the lending environment for capital purchases improves. Because of our acquisition of MRI in the fourth quarter of 2010, we also expect to increase our focus on the health care industry during fiscal 2011.

Summary of the Fiscal 2010 Fourth Quarter

Revenues for the fourth quarter of fiscal 2010 were $16.5 million, up 92% from $8.6 million for the fourth quarter of fiscal 2009 as a result of both higher product sales and services revenues. An active disk drive investment cycle in Asia and continued strong and stable demand from the packaging market in France and Germany fueled growth of 106% in our Robotics business. This was partially offset by continued weakness in the German automotive /industrial market and the unfavorable impact of foreign currency translation on our business.

Gross profit margin was 41.5% of revenue in the fourth quarter of fiscal 2010, compared with 31.7% of revenue in the fourth quarter of 2009. Gross profit margin in the fiscal 2010 fourth quarter was favorably impacted by higher revenues than in the previous year period, as well as higher sales of our Quattro products, which have a relatively high margin. This was partially offset by the increase in sales of lower margin products for the disk drive market, as well as a weakening of the euro and a strengthening of the yen compared to the U.S. dollar during the quarter, as approximately half of our sales are invoiced in euros but reported in U.S. dollars and a portion of our components are sourced in Japan. Additionally, our gross profit margin in the fiscal 2009 fourth quarter was negatively impacted by inventory write-downs totaling $782,000 that were related to our restructuring activities.

Operating expenses increased by 15% to $6.9 million in the fourth quarter of fiscal 2010, compared with $6.0 million in the fourth quarter of fiscal 2009. The increase was across all expense areas, but was greatest in those areas that are related to our product development, our sales capabilities and our acquisition of MRI, for which we recorded approximately $690,000 of transaction costs in the quarter.

Operating loss for the fourth quarter of fiscal 2010 was $59,000, compared to operating loss of $3.3 million for the fourth quarter of fiscal 2009. Net loss for the fiscal 2010 fourth quarter was $0.2 million, or $0.02 net loss per share, compared to net loss of $3.3 million, or $0.40 net loss per share for the fourth quarter of fiscal 2009.

Acquisition of MobileRobots Inc.

On June 25, 2010, the Company acquired MRI. The results of MRI’s operations have been included in Adept’s consolidated financial statements since that date. MRI, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

The merger consideration payable to MRI stockholders included cash of $1.0 million, net of cash acquired and subject to adjustment for debt and working capital, and 763,359 shares of Adept common stock, 75% of which is restricted stock subject to certain vesting and restrictions as security for the stockholders’ indemnification obligations. The restricted stock will be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of each selling stockholder and subject to the indemnification obligations of the stockholders. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MRI after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011.

The selling stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million. The term of the indemnification will expire eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations.

We believe our acquisition of MRI will give Adept the ability to offer applications such as automated warehousing and logistics and to address new markets, including production logistics and healthcare. MRI brings a high level of expertise in autonomous platform design and advanced fleet management that allow robots to navigate flexibly in unstructured environments. This capability is critical for operating individual robots in hospitals or fleets of AGVs in factories as they move components through production environments.

Restructuring and Cost Reduction Actions

In response to economic uncertainty and the more cautious outlook of our customers, during fiscal 2009 we implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in our target markets. Beginning in the second quarter of 2009, we began implementing restructuring actions that by the end of the fiscal year resulted in savings of $1.4 million per quarter. Our restructuring actions included a reduction in headcount, temporary salary reductions for all employees and more significant salary reductions for our executive management team; the phase out of certain unprofitable business lines and the consolidation of facilities and operating functions; and the write off of goodwill and amortization expenses associated with our acquisition of Cerebellum.

As the economic situation began to improve, in the beginning of the second quarter of 2010 we partially restored salaries for our non-executive employees and fully restored all salaries at the end of the second quarter of fiscal 2010. Through the third quarter of fiscal 2010, overall expense levels remained below both pre-restructuring and fiscal 2009 levels. Additionally, in the second half of fiscal 2010 we began to selectively increase our investment in product development and our sales capabilities to ensure we are well positioned to address the expected growth of our target markets. For fiscal 2011, we believe that the additional expenses related to our acquisition of MRI will result in an average quarterly expense rate in line with our fiscal 2010 fourth quarter operating expenses.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended June 30, 2010, each year therein referred to as fiscal 2010 and 2009, reflecting requirements applicable to Adept as a smaller reporting company. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Results of Operations

Revenues

The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
	($’s in thousands)
Revenue by Segment
Robotics:
Revenues	$42,689	33%	$32,154
Percentage of total revenues	83%		77%
Services and Support:
Revenues	$8,938	(5)%	$9,382
Percentage of total revenues	17%		23%

Total revenues	$51,627	24%	$41,536

Revenues were $51.6 million in fiscal 2010, up 24% from $41.5 million in fiscal 2009. The increase in total revenues resulted from a 33% sales increase in our Robotics segment, slightly offset by a 5% decrease in our Services and Support segment.

Robotics segment revenues were $42.7 million in fiscal 2010, up 33% from $32.2 million in fiscal 2009. Higher Robotics revenues in fiscal 2010 were the result of higher demand from the disk drive/electronics, packaging and solar markets, offset by decreased sales to the automotive and industrial markets.

Services and Support segment revenues were $8.9 million in fiscal 2010, down 5% from $9.4 million in fiscal 2009. The decrease was primarily due to lower demand for refurbished robotics from disk drive and consumer electronics manufacturers in the U.S. and Asia, as well as lower demand from the automotive electronics and industrial markets in Germany.

The following table sets forth our annual revenues and year-to-year change in revenues by geographic region for the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
	($’s in thousands)
Revenue by Geography:
United States:
Revenues	$11,858	(9)%	$13,017
Percentage of total revenues	23%		31%

Europe:
Revenues	20,370	(9)%	22,353
Percentage of total revenues	39%		54%
Asia:
Revenues	18,322	272%	4,922
Percentage of total revenues	36%		12%
Other Countries:
Revenues	1,077	(13)%	1,244
Percentage of total revenues	2%		3%

Total International revenues	$39,769	39%	$28,519
Percentage of total revenues	77%		69%

Total revenues	$51,627	24%	$41,536

Our domestic revenues were $11.9 million in fiscal 2010, down 9% from $13.0 million in fiscal 2009. This decrease reflects lower demand for automation solutions as a result of the economic downturn, as well as a shift in the location of purchases related to the disk drive industry during the year, from the U.S. to Asia. These factors were partially offset by increased sales of our Quattro robots and other solutions for applications in the packaging market.

Our international revenues were $39.8 million in fiscal 2010, up 39% from $28.5 million in fiscal 2009. This increase resulted from a 272% rise in Asia sales, partially offset by lower sales in Europe and other countries. Revenues in Asia primarily consisted of sales to the disk drive and consumer electronics markets, as well as a small amount of revenue from sales to the packaging and solar markets. European sales in fiscal 2010 fell 9% to $20.4 million, compared with $22.4 million in fiscal 2009. This decrease was primarily a result of decreased demand from the automotive electronics market in Germany and from the industrial markets in Germany and the UK and decreased sales in France, partially offset by increased sales to the packaging market in Germany.

Gross Margin

The following table sets forth our gross margin and year-to-year change in gross margin for the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
	($’s in thousands)
Revenues	$51,627		$41,536
Gross margin	$22,306	32%	$16,892
Gross margin %	43.2%		40.7%

Gross margin as a percentage of revenues was 43.2% in fiscal 2010, compared to 40.7% in fiscal 2009.

Gross margin in fiscal 2010 was favorably affected by higher revenues overall and by increased sales of our Quattro robots, which have a margin that is higher than our corporate average. These factors were partially offset by significantly higher sales of lower- margin products for the disk drive market, as well as the negative impact of currency exchange. During the second half of the fiscal year, the weakening of the euro against the U.S. dollar decreased our gross margin, as approximately half of our sales are invoiced in euros but reported in U.S. dollars. During the fiscal fourth quarter, the strengthening of the Japanese yen against the U.S. dollar also increased the costs of our components sourced from Japan.

Gross margin in fiscal 2009 was favorable affected by strong sales of our higher margin Quattro robots, offset by low sales volumes in Europe and low sales in our higher-margin services business, as well as an unfavorable currency impact associated with low European sales and the weakening of the euro against the U.S. dollar. In addition, in the fourth quarter of 2009, we wrote down inventory related to lower demand for our refurbished robots that accounted for a decrease to our gross margin of approximately 1.9 percentage points.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs. In particular, we expect that anticipated sales into the disk drive market will continue to have a negative impact on gross margin, while anticipated Quattro sales will have a positive effect. In addition, we expect that changes in currency valuations will continue to impact gross margin, as a significant portion of our revenues are in euro and a portion of our components are paid for in Japanese yen.

Operating Expenses

Research, Development and Engineering

The following table sets forth our research, development and engineering expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
	($’s in thousands)
Expenses	$5,648	—	$5,668
Percentage of revenue	11%		14%

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

R&D expenses in fiscal 2010 were $5.6 million, or 11% of revenues, from $5.7 million, or 14% of revenues, in fiscal 2009. During the first and second quarters of fiscal 2010, R&D headcount and salary levels were lower than normal as a result of cost reduction measures implemented during fiscal 2009 in response to the economic downturn. Employee salaries were fully restored at the end of the second quarter of fiscal 2010.

We expect that quarterly R&D expenses in fiscal 2011 will increase incrementally from fiscal 2010 fourth quarter levels of $1.6 million for that quarter, based on an increased level of product investment and the addition of personnel from our acquisition of MRI.

Adept’s capitalization of software costs was zero in fiscal 2010 and $113,000 in fiscal 2009.

Selling, General and Administrative Expenses.

The following table sets forth our selling, general and administrative expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2010 and 2009:

	Fiscal 2010	% Change 2009 to 2010	Fiscal 2009
	($’s in thousands)
Expenses	$18,160	(12%)	$20,648
Percentage of revenue	35%		50%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $18.2 million, or 35% of revenues in fiscal 2010, down 12% from $20.6 million, or 50% of revenues in fiscal 2009.

During the first and second quarters of fiscal 2010, SG&A headcount and salary levels were lower than normal as a result of cost reduction measures implemented during fiscal 2009 in response to the economic downturn. Employee salaries were fully restored at the end of the second quarter of fiscal 2010. SG&A expenses in fiscal 2010 included approximately $690,000 in transaction costs related to our acquisition of MRI. SG&A expenses in fiscal 2009 included $500,000 in reserves for doubtful accounts taken in the second quarter of 2009 based on the deterioration in the economic environment; $1.1 million related to our lease dispute settlement and associated legal fees and expenses related to the relocation of our corporate offices offset by a credit of $596,000 on accrued rent reversal.

We expect that quarterly fixed SG&A expenses will increase modestly during fiscal 2011 from the $5.3 million recorded in the fourth quarter of 2010, reflecting both our increased investment in sales resources and programs that support our strategy for growth, as well as the addition of general and administrative personnel associated with our acquisition of MRI.

Amortization. No amortization expenses were incurred during fiscal 2010 as the intangible assets related to our Cerebellum acquisition were fully written off in fiscal year 2009. Amortization of intangible assets in fiscal 2009 was $330,000. Amortization expense will increase significantly for the intangible assets acquired in our MRI acquisition.

Goodwill and Intangibles. On June 25, 2010, Adept acquired MRI. Goodwill of $148,000 and intangible assets of $1.2 million were acquired as a result of the acquisition of MRI. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.

Adept evaluates the carrying value of goodwill and indefinite-lived intangible assets on our balance sheet at least annually and we record a charge for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable.

Based on our end-of-year evaluation and conclusion of the valuation of the ApproFlex software system acquired from Cerebellum, for fiscal 2009, we recorded an impairment to intangible assets of $803,000.

Stock Compensation Expense. We recorded stock-based compensation expense of $1.1 million in fiscal 2010 and $1.9 million in fiscal 2009 for our stock option plans, ESPP and restricted stock grants. Restricted stock awarded at the end of the first quarter of fiscal 2009 was more heavily expensed in the earlier quarters of the stock’s grant life and was almost fully vested in the second quarter of fiscal 2010, resulting in a decrease in the amount expensed for stock compensation in the fiscal 2010 periods. We did not record an income-tax benefit for stock compensation expense in either fiscal 2010 or 2009 because of the extent of our net operating loss carryforwards.

In fiscal 2011, we expect stock compensation expense to increase from fiscal 2010 levels due to the expensing of restricted stock that was issued in connection with our acquisition of MRI in June 2010 and restricted stock and stock option grants made to our executives and key employees in August 2010. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Restructuring Charges. No restructuring expenses were recorded in fiscal 2010. We recorded $1.4 million in net restructuring charges in 2009 related to restructuring actions initiated during the second quarter of 2009 that continued during the remainder of the fiscal year, as further described under “Restructuring and Cost Reduction Actions” in the Overview above.

Operating Loss. We recorded an operating loss of $1.5 million in fiscal 2010, compared with an operating loss of $12.0 million in fiscal 2009. Lower operating loss in fiscal 2010 resulted from higher revenues and gross margin and lower expenses compared with the prior year, as well as the absence of restructuring expenses or impairment charges in fiscal 2010.

Interest Income (Expense), Net. Interest income, net of interest expense, was $4,000 in fiscal 2010, compared with interest income, net of interest expense, of $46,000 in fiscal 2009.

Foreign Currency Translation and Transaction Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains were $64,000 in fiscal 2010 and foreign currency transaction losses were $898,000 in fiscal 2009. During 2010, most of Adept’s intercompany balances were deemed permanent capital investments in its subsidiaries and are no longer subject to foreign currency fluctuations.

In fiscal year 2010, the U.S. dollar denominated accounts in Europe experienced gains due to the strengthening value of the US dollar. These gains were offset by the losses resulting from yen denominated accounts in the US due to the strengthening value of the Japanese yen. The foreign currency transaction losses recorded in the period ended June 30, 2009 were primarily unrealized losses from the strengthening of the U.S. dollar versus the euro related to cash, intercompany debt and accounts receivable balances in the Company’s European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the U.S. dollar for inventory purchases sourced in Japan.

As we conduct business on a global basis we are continually exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

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

We recorded a benefit from income taxes of $6,000 for fiscal 2010, as compared with a provision for income taxes of $240,000 for fiscal 2009. In both periods, the tax provision represents federal and state alternative minimum tax requirements as well as foreign tax expense primarily related to our German and French operations. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations, except when annual net operating loss limitations exist for domestic and foreign jurisdictions that result in some tax expense.

Backlog. Our product backlog at June 30, 2010 was approximately $8.4 million as compared to approximately $6.5 million at June 30, 2009. The increase in backlog at the end of fiscal 2010 as compared to the end of fiscal 2009 is due to increased capital investment by our customers. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2010 to ship during fiscal 2011. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Liquidity and Capital Resources

Changes in the Company’s liquidity during the year ended June 30, 2010 are primarily the net effect of cash generated by operations, cash provided from the Company’s line of credit, capital expenditures and the acquisition of MRI. Cash and cash equivalents were $8.6 million at June 30, 2010.

In fiscal year 2010, net cash generated by operations of $1.3 million primarily resulted from an increase of $7.8 million in accounts payable and accrued liabilities, due primarily to increased inventory purchases and expenses related to our acquisition of MRI, partially offset by an increase of $5.9 million in net accounts receivable from increased sales compared to fiscal year 2009. Other uses of cash from operations included the net loss for the year ended June 30, 2010 of $1.4 million and the increase in inventory of $1.5 million, which were partially offset by non-cash items of $1.4 million of depreciation and $1.1 million of stock-based compensation.

In fiscal year 2010, the Company used $1.2 million of cash in investing activities, including $1.0 million for the acquisition of MRI and $253,000 for purchases of property and equipment. In fiscal year 2010, cash provided from financing activities primarily consisted of the $1.0 million draw on the Company’s line of credit offset by payment of debt and stock option activity.

In fiscal 2009, the Adept Board of Directors approved a stock repurchase program to acquire up to $2.5 million of Adept stock over an unspecified time period. During fiscal 2009, 5,000 shares were repurchased for $42,000. The program was discontinued on August 31, 2010.

Silicon Valley Bank Line of Credit

We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In June 2010, Adept and SVB amended the Loan and Security Agreement and certain of the related agreements, and entered into additional related agreements in connection with the acquisition of MRI. When we refer to the Loan and Security Agreement, we refer to the agreement as amended.

Under the revolving line, Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or the sum of 80% of our eligible accounts receivable, plus 50% of our eligible inventory, plus the amount, if any, by which Adept’s and certain of our subsidiaries’ unrestricted cash held in SVB accounts exceeds $3 million. The Loan and Security Agreement specifies the criteria for determining eligible accounts receivable and inventory, and limits the eligibility of foreign accounts receivable and inventory.

Adept may enter into foreign exchange forward purchase and sale contracts with SVB up to a maximum amount outstanding at any time of $5 million. We also may use the revolving line for certain cash management services, and request that SVB issue letters of credit to others for the Company’s account. Letters of credit payable in a foreign currency are subject to a reserve equal to 10% of the U.S. dollar equivalent of the face amount of such letters of credit. The aggregate amount available under the revolving line at any time is equal to the borrowing base minus the face amount of outstanding letters of credit and letter of credit reserve, an amount equal to 10% of outstanding foreign exchange forward contracts, any amounts used for cash management services and the principal balance of all outstanding advances.

Adept may choose to have borrowings bear interest either at the prime rate announced from time to time by SVB plus 1.75%, or at LIBOR plus 4.0%. The procedures for determining LIBOR, and the procedures for and potential impacts of borrowing at LIBOR, are specified in further detail in the Loan and Security Agreement. Adept’s ability to make borrowings under the revolving line is subject to ongoing conditions precedent that our representations and warranties in the Loan and Security Agreement are true, in all material respects, on the date on which we request the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has been no material impairment in our business, results of operation, financial condition, or the prospect of repayment of our obligations to SVB, or any material adverse deviation from our most recent business plan submitted to SVB.

Pursuant to the Loan and Security Agreement and related agreements, Adept granted SVB a security interest in substantially all of the Company’s assets, and pledged certain of our shares of certain wholly owned subsidiaries to SVB. Certain Adept subsidiaries also guaranteed Adept’s obligations under the Loan and Security Agreement, granted SVB a security interest in substantially all of their respective assets, and pledged shares of certain indirect, wholly owned Adept subsidiaries.

The revolving line will mature on June 15, 2012, unless Adept terminates it earlier upon written notice to SVB. Adept must meet certain financial covenants during the term of the Loan and Security Agreement. We are required to maintain a minimum “Adjusted Quick Ratio” of 1.25 to 1.0. The Adjusted Quick Ratio is the ratio of our unrestricted cash and cash equivalents plus accounts receivable (net of reserves), to current liabilities. We also are required to maintain liquidity (domestic cash plus up to $1.5 million of the available borrowing base under the revolving line) of at least $3.5 million. In addition, our quarterly adjusted EBITDA, as defined in the Loan and Security Agreement, must equal or exceed specified amounts (which are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results).

We also must remain in compliance with various other covenants. For example, we must maintain our primary operating deposit accounts with SVB, and cause our U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to the Company’s designated deposit account at SVB, unless our Adjusted Quick Ratio is below 1.5 to 1.0, or there is any default under the Loan and Security Agreement, in which case SVB will first apply collections from the lockbox account toward repayment of our obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified stockholder group) of Adept’s outstanding shares, without SVB’s consent. Various other covenants restrict the manner in which we conduct our business, our ability to pay dividends, incur additional indebtedness or encumber our assets, the types of transactions (including mergers and acquisitions) we may enter into and our ability to transfer funds to subsidiaries.

Adept would be deemed to be in default under the Loan and Security Agreement if we failed to timely pay any amount owed to SVB; if we failed to comply with specified financial and other covenants, including those listed above; if we otherwise materially breached, without cure, any of our representations under or other provisions in the loan documents; if there occurs a material adverse change in our or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of our obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in our or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that we will not meet our financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if we fail to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if we lose government approvals or become subject to certain governmental actions that could materially adversely affect us. Upon a default, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2010.

Adept is required to pay a facility fee of $25,000 in May 2011 or upon early termination of the Loan and Security Agreement prior to such anniversary date. We must pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line. During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable monthly, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. We must pay a collateral monitoring fee of $750 per month if our “Adjusted Quick Ratio” (as defined above) is less than 1.5 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. We also must pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

Adept has an outstanding principal balance of $1.0 million under the revolving line, which was borrowed in connection with the acquisition of MRI and bears interest at SVB’s announced prime rate plus 1.75%. Based on operating needs, strategic planning and other factors, we may further utilize the line of credit in the future.

Long-Lived Assets

Our long-lived assets consist of property and equipment, including capitalized software development costs, of $1.7 million and $2.6 million (net of depreciation) at June 30, 2010 and 2009, respectively, and $1.3 million of goodwill and other intangible assets (net of amortization) at June 30, 2010 acquired in the fourth quarter of fiscal 2010 as part of the MRI acquisition. In fiscal 2009, we concluded that the carrying value of goodwill and intangibles related to the Cerebellum acquisition was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, we wrote down the entire value of goodwill and intangible assets related to this acquisition and recorded an impairment of $803,000 for these intangibles.

Legal Proceedings

From time to time, we are subject to various other lawsuits and claims relating to issues such as contract disputes, product liability, and employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on our consolidated financial statements taken as a whole.

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

Critical Accounting Policies

Management’s discussion and analysis of Adept’s financial condition and results of operations are based upon Adept’s consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, service contracts, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

Reclassifications.

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

Revenue Recognition.

We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and managements’ best estimate of our warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned refurbished robots and components. We receive parts returned from customers under warranty contracts, or we purchase surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with U.S. generally accepted accounting principles, or GAAP, requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned refurbished or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within our Services and Support segment.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We assess the customer’s ability to pay based on a number of factors, including our past transaction history with the customer and creditworthiness of the customer. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowances for doubtful accounts. We perform ongoing credit evaluations of our customers and generally do not request collateral from our customers. However, we may require customers to make payments in advance of shipment or provide a letter of credit under certain circumstances. If the financial condition of our customers were to deteriorate in the future, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Capitalization of Software Development Costs. We capitalize certain software development costs. We begin capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our net deferred tax assets. The valuation allowance was determined using an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our U.S. loss, among other considerations, provides negative evidence and accordingly, a full valuation allowance was recorded against our net deferred tax assets. We intend to maintain a full valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Foreign Currency Accounting. Each of our non-U.S. subsidiaries uses its respective local currency as the functional currency. Our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Realized and unrealized gains and losses from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in other income (expense), net in the accompanying consolidated statements of operations.

We do not currently apply a hedging strategy against our currency positions.

Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.

Valuation of Stock-Based Awards. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2010 and 2009 and for each of the years in the two year period ended June 30, 2010 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

No Supplementary Financial Data is required in this Annual Report on Form 10-K as such data is not required of Adept as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2010, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Chief Financial Officer (or CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Our CEO and our CFO have concluded, based on their evaluation that as of June 30, 2010, Adept’s disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment using such criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of Adept’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. During the fourth quarter of fiscal 2010, we hired an IT director and strengthened our controls surrounding our IT operations by implementing stricter access controls and additional password change requirements. During fiscal year 2011, we will evaluate MRI’s systems and controls and make revisions accordingly to ensure effectiveness of our internal controls. There have been no other changes during or since the end of fiscal year 2010 in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to executive officers of the Company is set forth below. Certain information required by this item is incorporated by reference from our proxy statement related to the 2010 Annual Meeting of Stockholders, referred to as the Proxy Statement.

Adept has adopted a code of ethics, our Code of Business Conduct, that applies to all employees including our principal executive officer, principal financial officer, controller and persons performing similar functions. Our Code of Business Conduct is available on our website, www.adept.com, under “Investor Relations” heading of our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John Dulchinos	48	Chief Executive Officer, President and Assistant Secretary
Lisa M. Cummins	40	Vice President of Finance and Chief Financial Officer, Secretary
Joachim Melis	45	Vice President, Worldwide Sales
David Pap Rocki	56	Vice President, Worldwide Operations

John Dulchinos was appointed to serve as Chief Executive Officer and as a member of the Board of Directors in September 2008. From June 2007 to September 2008 he held the position of President and Chief Operating Officer. Prior to that he held various positions within Adept including Vice President of Global Sales and Marketing, Vice President of Robotics, Vice President of Worldwide Sales, Vice President of North American Sales, and Director of OEM Business. He joined Adept in October 1987 as a regional sales engineer. Mr. Dulchinos is an active member of the robotics and vision industries, currently serving on the board of directors of Visicon Technologies, a privately held medical device inspection company as well as the Robotics Industry Association. He also served on the Assembly Technology Expo advisory board from 2003 to 2005. Mr. Dulchinos holds both a bachelor’s and a master’s degree in mechanical engineering from Rensselaer Polytechnic Institute with a concentration in robotics.

Lisa M. Cummins joined Adept in May 2007 as Corporate Controller and was appointed Vice President and Chief Financial Officer in July 2007. From September 2005 until joining Adept, Ms. Cummins served as Assistant Corporate Controller with Pacer International, Inc., a publicly-traded logistics and intermodal freight transportation provider. From 2001 to 2005, Ms. Cummins held several positions, most recently as Manager of Financial Planning and Analysis, with APL Logistics, an independent unit of Neptune Orient Lines Limited, a global transportation and logistics company. Ms. Cummins is a Certified Public Accountant and has an MBA from St. Mary’s College in Moraga, California, and a Bachelors degree from the University of California in Santa Barbara, CA.

Joachim Melis was appointed Vice President, Business Development and General Manager of Adept Europe in August 2010. Prior to such appointment, Mr. Melis served as Vice President, Worldwide Sales since June 2007 and as Vice President, Europe from August 2004 until June 2007. He joined Adept in October 1990 as an Applications Engineer in our Germany office and served in several roles, including Applications Supervisor, Manager of European Customer Service, Managing Director of the RDA Services Division and Managing Director for Sales and Service in Germany and France. Mr. Melis holds a degree in Electronics from the University of Dortmund, Germany.

David Pap Rocki was appointed Vice President, Worldwide Operations in September 2008 after serving as Chief Technical Officer since July 2006. He joined Adept in February 2000 as Director of Robotic Systems. Previously, from 1988 to 2000, Mr. Pap Rocki worked in the semiconductor capital equipment industry developing front-end wafer production tools. Prior to this, Mr. Pap Rocki worked at Unimation, a pioneer in the field of industrial robotics, and was a founding member of Adept in 1983. Mr. Pap Rocki has been involved in the development and production of a number of successful industrial robots including the PUMA, AdeptOne, Adept sCobra and Adept Quattro. Mr. Pap Rocki holds a Bachelor of Science in Electrical Engineering from DeVry Technology in Phoenix, Arizona.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation ( the “Registrant”, “Adept” or “Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

2.2+	Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

2.3	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

2.4+	Agreement and Plan of Merger among Adept Technology, Inc., Tiger Merger Sub Inc., MobileRobots Inc., and Jeanne A. Dietsch, as Stockholder Agent, dated as of June 13, 2010.

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.3	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-50296) filed with the Securities and Exchange Commission on November 20, 2000).

10.2*	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3*	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 1997 fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8**	Original Equipment Manufacturing Agreement between Registrant and Yaskawa Electric Corp. dated August 29, 2000 (incorporated by reference to Exhibit 10.34 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.9	Industrial R&D Lease Agreement dated October 31, 2000 between Registrant and Tri-Valley Campus I, LLC for premises located at Livermore, California (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2001 first fiscal quarter ended September 30, 2000, filed with the Securities and Exchange Commission on November 13, 2000).

10.10*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Amendment to Lease Amendment dated as of August 6, 2003 between the Registrant and Tri-Valley Campus LLC (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2003).

10.13**	Original Equipment Manufacturer Agreement between the Registrant and Hirata Corporation dated January 31, 1995 (incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment to its Annual Report on Form 10-K for the 2000 fiscal year ended June 30, 2000).

10.14	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.16*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.17*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.18*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.19*	Option Agreement for Performance-Based Non-Qualified Stock Options to Robert H. Bucher dated as of August 18, 2006 as amended (incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006).

10.20*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.21*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.22**	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006).

10.23*	Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos and Ms. Cummins, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.24*	Summary of Non-employee Director Compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010).

10.25*	Summary of Executive Officer Compensation (as of August 31, 2010).

10.26*	Fiscal 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.27*	Fiscal 2007 Performance Stock Guidelines (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006).

10.28*	Option Agreement for Robert H. Bucher, dated May 5, 2006 as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2006).

10.29**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.30**	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 filed with the Securities and Exchange Commission on May 6, 2010).

10.31*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.32	Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.33*	Severance Agreement dated as of August 27, 2007 between Adept Technology, Inc. and Matthew J. Murphy (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on September 13, 2007).

10.34*	Fiscal 2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8-K filed with the Securities and Exchange Commission on October 10, 2007).

10.35*	Amendment of Fiscal 2008 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal second quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

10.36*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.37*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.38*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.39*	Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.40*	Fiscal 2010 Cash Incentive Program for Vice President, Worldwide Sales (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal first quarter ended September 26, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.41*	Adept Technology, Inc. Fiscal 2010 Performance Program established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal quarter ended September 26, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.43*	Fiscal 2011 Performance Plan.

10.44*	Form of Restricted Stock Unit Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2011 Performance Plan.

10.45*	Form of Option Agreement for Consultants (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal first quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007).

10.46	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.47	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.48	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.49	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.50	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.51**	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.52**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.53*	Separation Agreement between Robert Bucher and Adept Technology dated December 15, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.54*	Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.55*	Form of Restricted Stock Agreement for April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.56*	Letter Agreements and Mutual Release, effective May 4, 2009, regarding separation terms for Gordon Deans (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.57	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.58	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.59	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.60	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.61	Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

14.1*	Code of Business Conduct, as amended.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.

(b)    Exhibits.

See Item 15(a)(3) above.

(c)    Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

Date: September 17, 2010	By:	/s/ LISA M. CUMMINS
Lisa M. Cummins Vice President, Finance and Chief Financial Officer

Date: September 17, 2010	By:	/s/ JOHN DULCHINOS
John Dulchinos President and Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN DULCHINOS (John Dulchinos)	President and Chief Executive Officer (Principal Executive Officer); Director	September 17, 2010

/s/ LISA M. CUMMINS (Lisa M. Cummins)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 17, 2010

/s/ MICHAEL P. KELLY (Michael P. Kelly)	Chairman of the Board	September 17, 2010

/s/ A. RICHARD JUELIS (A. Richard Juelis)	Director	September 17, 2010

/s/ HERBERT J. MARTIN (Herbert J. Martin)	Director	September 17, 2010

/s/ ROBERT J. MAJTELES (Robert J. Majteles)	Director	September 17, 2010

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2010 and June 30, 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years in the two year period ended June 30, 2010. Our audits also included the financial statement schedule for each of the fiscal years in the two year period ended June 30, 2010 listed in the Index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration over internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two year period ended June 30, 2010, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

ARMANINO McKENNA LLP

San Ramon, California

September 17, 2010

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$8,618	$7,501
Accounts receivable, less allowance for doubtful accounts of $505 in fiscal 2010 and $585 in fiscal 2009	12,694	6,991
Inventories	9,672	8,125
Other current assets	461	317

Total current assets	31,445	22,934

Property and equipment at cost	12,251	12,605
Accumulated depreciation and amortization	(10,556)	(9,957)

Property and equipment, net	1,695	2,648
Goodwill	148	—
Other intangible assets, net	1,170	—
Other assets	534	131

Total assets	$34,992	$25,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$2,138
Accrued payroll and related expenses	1,789	1,220
Accrued warranty expenses	1,328	1,179
Deferred revenue	64	15
Accrued income tax, current	574	599
Other accrued liabilities	430	671

Total current liabilities	13,549	5,822
Long-term liabilities:
Accrued income tax, long-term	457	396
Line of credit	1,000	—
Long-term obligations	583	150

Total liabilities	15,589	6,368

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,219 shares issued and 9,214 shares outstanding at June 30, 2010 and 8,289 shares issued and 8,284 shares outstanding at June 30, 2009	168,215	165,773
Treasury stock, at cost, 5 shares at June 30, 2010 and June 30, 2009	(42)	(42)
Accumulated deficit	(148,517)	(147,089)
Accumulated other comprehensive income (loss)	(253)	703

Total stockholders’ equity	19,403	19,345

Total liabilities and stockholders’ equity	$34,992	$25,713

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Year Ended June 30,
	2010	2009
Revenues	$51,627	$41,536
Cost of revenues	29,321	24,644

Gross margin	22,306	16,892
Operating expenses:
Research, development and engineering	5,648	5,668
Selling, general and administrative	18,160	20,648
Restructuring charges, net	—	1,419
Amortization of other intangible assets	—	330
Goodwill and intangible assets impairment	—	803

Total operating expenses	23,808	28,868

Operating loss	(1,502)	(11,976)
Foreign currency exchange gain (loss)	64	(898)
Interest income	8	60
Interest expense	(4)	(14)

Loss before income taxes	(1,434)	(12,828)
Provision for (benefit from) income taxes	(6)	240

Net loss	$(1,428)	$(13,068)

Basic net loss per share	$(0.17)	$(1.60)

Diluted net loss per share	$(0.17)	$(1.60)

Number of shares used in computing basic per share amounts:	8,363	8,173

Number of shares used in computing diluted per share amounts:	8,363	8,173

Comprehensive loss
Net loss	$(1,428)	$(13,068)
Foreign currency translation adjustment	(956)	(323)

Total comprehensive loss	$(2,384)	$(13,391)

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance at June 30, 2008	7,985	$163,490	—	$—	$(134,021)	$1,026	$30,495

Common stock issued under employee stock incentive program and employee stock purchase plan	43	140	—	—	—	—	140
Restricted stock awards	158	1,030	—	—	—	—	1,030
Restricted stock awards surrendered to satisfy tax obligation	(38)	(160)	—	—	—	—	(160)
Stock repurchase	—	—	(5)	(42)	—	—	(42)
Cerebellum success and consideration payments	141	408	—	—	—	—	408
Stock-based compensation	—	865	—	—	—	—	865
Net loss	—	—	—	—	(13,068)	—	(13,068)
Foreign currency translation adjustment	—	—	—	—	—	(323)	(323)

Balance at June 30, 2009	8,289	$165,773	(5)	$(42)	$(147,089)	$703	$19,345

Common stock issued under employee stock incentive program and employee stock purchase plan	55	90	—	—	—	—	90
Restricted stock awards surrendered to satisfy tax obligation	(21)	(71)	—	—	—	—	(71)
Cerebellum success and consideration payments	133	385	—	—	—	—	385
Stock-based compensation	—	1,065	—	—	—	—	1,065
Common stock issued as part of MobileRobots acquisition	190	973	—	—	—	—	973
Restricted stock issued under employee stock incentive program as part of MobileRobots acquisition	573	—	—	—	—	—	—
Net loss	—	—	—	—	(1,428)	—	(1,428)
Foreign currency translation adjustment	—	—	—	—	—	(956)	(956)

Balance at June 30, 2010	9,219	$168,215	(5)	$(42)	$(148,517)	$(253)	$19,403

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2010	2009
Operating activities
Net loss	$(1,428)	$(13,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,399	1,714
Deferred taxes	—	(242)
(Gain) loss on disposal of property and equipment	(78)	63
Stock-based compensation	1,065	1,895
Amortization of other intangible assets	—	330
Goodwill and intangible assets impairment	—	803
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,945)	3,928
Inventories	(1,547)	1,293
Other assets	(503)	111
Accounts payable	6,991	(3,299)
Other accrued liabilities and deferred revenue	867	(708)
Accrued restructuring charges	(7)	(630)
Other long-term liabilities	467	237

Net cash provided by (used in) operating activities	1,281	(7,573)

Investing activities
Purchase of property and equipment	(253)	(753)
Proceeds from sale of property and equipment	108	26
Capitalized software	—	(113)
Payment for purchase of MobileRobots Inc., net of cash acquired	(1,028)	—

Net cash used in investing activities	(1,173)	(840)

Financing activities
Principal payments on capital leases	(23)	(162)
Principal payments on long-term obligations	(40)	(28)
Repurchase of common stock	—	(42)
Proceeds from employee stock incentive program and employee stock purchase plan	90	140
Payment for taxes for restricted stock awards surrendered to satisfy employee tax obligation	(71)	(160)
Borrowing from line of credit, net	1,000	—

Net cash provided by (used in) financing activities	956	(252)

Effect of exchange rates on cash and cash equivalents	53	981

Increase (decrease) in cash and cash equivalents	1,117	(7,684)
Cash and cash equivalents, beginning of period	7,501	15,185

Cash and cash equivalents, end of period	$8,618	$7,501

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period for:
Interest	$3	$14
Income taxes refunded	$(46)	$(134)
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$148	$297
The Company purchased all of the capital stock of MobileRobots Inc:
Fair value of assets acquired, net of cash acquired	$1,208	—
Goodwill and intangible assets acquired	$1,318	—
Liabilities assumed	$(525)
Stock issued for the capital stock	$(973)	—

Cash payment for purchase of MobileRobots Inc., net of cash acquired	$1,028	$—

See accompanying notes.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2010 and 2009 and for each of the years in the two year period ended June 30, 2010 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Adept includes consolidated financial statements for two fiscal years in its Annual Report on Form 10-K as a smaller reporting company.

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

Foreign Currency

Each of Adept’s non-U.S. subsidiaries uses its respective local currency as the functional currency. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction gains were $64,000 in fiscal 2010 and foreign currency transaction losses were $898,000 in fiscal 2009. In fiscal year 2010, the U.S. dollar (“USD”) denominated accounts in Europe experienced gains due to the strengthening value of the USD. These gains were partially offset by the losses resulting from yen denominated accounts in the U.S. due to the strengthening value of the Japanese yen. The foreign currency transaction losses recorded in the period ended June 30, 2009 were primarily unrealized losses from the strengthening of the USD versus the euro related to cash, intercompany debt and accounts receivable balances in the Company’s European subsidiaries. The loss was also affected by the strengthening of the Japanese yen versus the USD for inventory purchases sourced in Japan. During 2010, most of Adept’s intercompany balances were deemed permanent capital investments in its subsidiaries and are no longer subject to foreign currency fluctuations.

As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time purchase. At June 30, 2010 and June 30, 2009, the Company had no marketable securities and had $8.6 million and $7.5 million in cash, respectively.

Realized gains or losses, interest, and dividends are included in interest income.

Fair Values

The carrying amounts for cash, accounts receivable, accounts payable, and line of credit approximate fair value due to the short-term nature of these instruments or the adjustable interest rate associated with debt. The only asset or liability required to be reflected at fair value at June 30, 2010 or 2009 was cash and cash equivalents.

Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventories are as follows:

	June 30,
	2010	2009
	(in thousands)
Raw materials	$6,230	$5,434
Work-in-process	653	343
Finished goods	2,789	2,348

	$9,672	$8,125

The inventory valuation provisions are based on an excess and obsolete systems report, which captures all obsolete parts and products and all other inventory, which have quantities on hand in excess of one year’s projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials control group and cost accounting function monitor the line item exceptions and make periodic adjustments as necessary. The balance of inventory at June 30, 2010 included $768,000 of inventory from our acquisition of MobileRobots Inc. (“MRI”) on June 25, 2010.

During the years ended June 30, 2010 and 2009, the Company recognized revenues with a cost of approximately $742,000 and $442,000, respectively, from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2010 and 2009. Total cumulative reductions for excess or obsolete inventory totaled approximately $2.9 million at June 30, 2010 and $3.1 million at June 30, 2009.

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

Changes in the Company’s warranty liability are as follows:

	June 30,
	2010	2009
	(in thousands)
Balance at beginning of period	$1,179	$1,259
Warranties issued	860	1,056
Warranty claims	(711)	(1,136)

Balance at end of period	$1,328	$1,179

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

Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on the greater of 0.5% of consolidated accounts receivable or 20% of consolidated accounts receivable more than 120 days past due. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $271,000 and $537,000 in 2010 and 2009, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows:

	June 30,
	2010	2009
	(in thousands)
Cost:
Machinery and equipment	$4,424	$4,560
Computer equipment	5,245	5,392
Office furniture and equipment	907	978
Software development costs	1,675	1,675

	12,251	12,605
Accumulated depreciation and amortization	(10,556)	(9,957)

Property and equipment, net	$1,695	$2,648

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

Long-Lived Assets

Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.

Goodwill is measured and tested for impairment on an annual basis in the fourth quarter of our fiscal year or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.

Impairment of Long-Lived Assets. We review the carrying values of long-lived assets whenever events and circumstances, such as reductions in demand, lower projections of profitability, significant changes in the manner of our use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates that there is an impairment, the impaired asset is written down to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate.

Adept’s long-lived assets consist of fixed assets, including capitalized software development costs, of $1.7 million and $2.6 million (net of depreciation) at June 30, 2010 and 2009, respectively, and $1.3 million of goodwill and other intangible assets (net of amortization) at June 30, 2010 acquired in the fourth quarter of fiscal 2010 as part of the MRI acquisition. In fiscal 2009, Adept concluded that the carrying value of goodwill and intangibles related to the Cerebellum acquisition was not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. Accordingly, the Company wrote down the entire value of goodwill and intangible assets related to this acquisition and recorded an impairment of $803,000 for these intangibles.

Revenue Recognition

The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. Adept recognizes non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectibility is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. The Company uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by Adept’s warranty. Adept maintains a warranty liability based on its historical warranty experience and managements’ best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on Adept’s standard non-software products. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after Adept’s normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectibility of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If the Company concludes that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. The Company’s experience is that it has been able to reliably determine whether collection is reasonably assured.

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

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These services are not essential to the product functionality and, therefore, do not bear on revenue recognition policy for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products and/or services, or before the satisfaction of all revenue recognition requirements enumerated above, as well as cases in which the Company has invoiced the customer but cannot yet recognize the revenue for the same reasons discussed above.

Revenue for robot refurbishment relates to Adept-owned or customer-owned refurbished robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, Adept pays a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost. By contrast, the cost basis starting point for customer-owned refurbished or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing, Adept tracks all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

Shipping and Handling

Adept manages incoming and outgoing product shipments through a third party shipping manager. Outgoing product is primarily shipped by customer-selected carriers and freight costs are billed directly to the customer. Incoming material is usually shipped via Adept-selected carriers with freight cost incurred by Adept and recorded as cost of revenues, as title transfers at time of shipment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high credit-quality financial institutions. The Company invests its excess cash primarily in money market mutual funds. Adept has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the consolidated balance sheets in excess of insured limits.

Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. In fiscal year 2010, one disk drive customer accounted for 16% of Adept’s revenues. No one customer accounted for more than 10% of Adept’s revenues in fiscal year 2009. The Company’s business segments and, thus financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse affect on Company.

At June 30, 2010, two customers accounted for 32% of net accounts receivable. At June 30, 2009, no customer accounted for over 10% of net accounts receivable.

Research, Development and Engineering Costs

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $50,000 in 2010 and $81,000 in 2009. The Company does not incur any direct response advertising costs.

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

Net Loss Per Share

Basic EPS excludes dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then participates in the earnings (loss) of the Company. Unless their effect is antidilutive, dilutive common equivalent shares consist of stock options and restricted stock calculated using the treasury stock method.

Loss per share was determined as follows:

	2010	2009
	(in thousands, except per share data)
Net loss	$(1,428)	$(13,068)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,363	8,173

Basic and diluted net loss per share	$(0.17)	$(1.60)

If the Company had reported net income for the year ended June 30, 2010, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 18,000 related to outstanding employee stock options not included above. If the Company had reported net income for the year ended June 30, 2009, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 22,000 related to outstanding employee stock options not included above.

The computation of diluted net loss per share for fiscal 2010 and 2009 does not include additional options to purchase 1,554,008 and 1,122,798 shares, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.

Contingencies

If Adept determines, after consideration of all known facts and consultation with legal counsel, that a loss related to the potential matter is neither probable or cannot be reasonably determined or estimated as of the date of issuance of its fiscal period-end reports, the Company would not accrue for the potential liability. If a loss is material and reasonably possible related to the matter, the Company would disclose the relevant facts of the matter along with an estimated loss amount or range if such amount or range can be reasonably determined or estimated. There are no material contingencies at June 30, 2010.

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

ASU 2009-14 and ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. The Company does not expect that adoption will significantly impact its consolidated financial statements.

In January 2010, the FASB issued an update to ASC Topic 820, “Fair Value Measurements and Disclosures”, amending the disclosure requirements under Topic 820. The update requires additional disclosures for transfers in and out of Levels 1 and 2 fair value measurements, as well as enhanced disclosures for activity in Level 3 fair value measurements. In addition, the update also clarifies existing requirements regarding the level of disaggregation for assets and liabilities and disclosure of inputs and valuation techniques used to measure fair value. The additional disclosure requirements under ASC Topic 820 were effective for the Company beginning January 1, 2010 and did not have an impact on the Company’s consolidated financial statements.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted shares and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of nonstatutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans and, commencing in fiscal 2009, is increasingly granting shares of restricted stock to executive and some non-executive employees as incentive compensation in lieu of stock options. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan as described in Note 8 to the Notes to Consolidated Financial Statements. As of June 30, 2010, there were 554,275 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of June 30, 2010 the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options	Available shares for issuance
2001 Stock Option Plan	101,656	250,921
2003 Stock Option Plan	140,000	242,640
2004 Director Option Plan	88,000	42,376
2005 Equity Incentive Plan	817,231	317,719

Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which had at June 30, 2010, 82,832 and 5,400 shares, respectively, subject to outstanding options. Under all of these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Performance restricted stock grants made to Adept executive officers and other senior management employees for performance under performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to executive and non-executive employees with vesting over 6 months with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, prior to March 2010, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Prior to March 2010, annual non-employee director grants vest monthly in equal installments over a four year period. In March 2010, the Board revised the vesting of future annual option grants of 6,000 shares to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the next meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). Adept recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded has been accounted for as an equity instrument.

The Company recorded $1,065,000 and $1,895,000 of stock-based compensation expense on its consolidated statements of operations for the years ended June 30, 2010 and 2009, respectively, for its stock incentive plans and ESPP. The Company did not record an income tax benefit for the stock compensation expense because of the extent of the Company’s net operating loss carryforwards. Adept utilized the Black-Scholes valuation model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the stock option plans and shares subject to purchase under the ESPP for the year ended June 30, 2010 were $1.59 and $1.61, respectively, and for the year ended June 30, 2009 were $3.66 and $1.38, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2010		Year Ended June 30, 2009
	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plan	ESPP
Risk free interest rate	0.77%	0.24%	1.68%	0.92%
Expected life (in years)	3.64	0.61	3.29	0.50
Expected volatility	86%	98%	74%	90%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options or ESPP shares by Adept’s employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares. The purchase period for the ESPP commencing September 1, 2009 was extended two months in order to adjust the purchase periods in 2010 to begin on May 1 and November 1 going forward.

A summary of stock option activity under the option plans as of June 30, 2010 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2008	988	$10.73
Granted	298	7.53
Exercised	(1)	1.91
Forfeited or Expired	(134)	11.12

Outstanding at June 30, 2009 excluding 419,000 options granted June 4, 2009 requiring stockholder approval	1,151	$9.86
June 4, 2009 options approved by stockholders at
November 6, 2009 Annual Meeting	419	$3.07

Adjusted outstanding at June 30, 2009	1,570	$8.05
Granted	49	2.80
Exercised	(1)	2.62
Forfeited or Expired	(382)	10.06

Outstanding at June 30, 2010	1,236	$7.22	7.18	$1,151

Vested/Expected to Vest at June 30, 2010	1,197	$7.31	7.14	$1,094

Exercisable at June 30, 2010	636	$9.73	6.02	$340

During the year ended June 30, 2010, Adept granted options for 49,000 shares of common stock with an estimated total grant date fair market value of $137,290. The intrinsic value of options exercised during the year ended June 30, 2010 was $3,482. Cash received from stock option exercises and ESPP purchases was $90,238 for the year ended June 30, 2010. As of June 30, 2010, there was $2.5 million of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2013, with a weighted average remaining period of 1.29 years.

A summary of restricted stock activity during fiscal year 2010 under the 2005 Equity Incentive Plan is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	0	$0.00
Vested	(52,055)	$7.03
Withheld for taxes	(20,584)	$7.03

For grants of restricted stock issued during the quarter ended September 27, 2008, the first 1/8th of the grant vested at September 27, 2008; thereafter, the remaining restricted shares vest quarterly from such date in equal amounts less an amount forfeited to pay for individual income taxes related to the grant for the respective period. On July 1 and October 1, 2009 and January 1 and April 1, 2010, respectively, the fourth, fifth, sixth and seventh vesting tranches of restricted stock awards were released from restriction less the forfeited amount as described above. For grants of restricted stock issued during the fourth quarter ended June 30, 2009, vesting occurred over six months with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. On September 30, 2010 the second vesting tranche of these restricted stock awards were released from restriction less the amounts withheld for taxes and forfeited amount as described above.

A summary of unregistered restricted stock activity due to the acquisition of MobileRobots Inc. (“MRI”) (see Note 4) as of June 30, 2010 is presented below:

Awards	Shares	Grant Date Fair Market Value
Issued	572,518	$5.10

During the year ended June 30, 2010, 54,215 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP on May 1 and November 1.

Total common shares outstanding at June 30, 2010 were 9,214,726.

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

In response to the economic climate, beginning in the second quarter of fiscal 2009, Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the Company’s target industries. Restructuring actions included the phase out of certain discontinued refurbished robots in Adept’s services business and an associated write off of inventory; a reduction in headcount of approximately 9% and pay reductions for the Company’s CEO and other officers of 20% and 10%, respectively; the consolidation of facilities and certain operating functions; and additional outsourcing of non-core activities.

Additionally, at the end of the third quarter of fiscal 2009, Adept implemented a second phase of restructuring, which included additional pay reductions of 15% for the Company’s CEO and 10% for its other executive officers, an additional reduction in work force and additional tiered pay reductions for employees in the U.S. and Singapore, and a work share program in Europe. The reduction of work force was effective at the end of the third quarter with the pay reductions effective beginning in the fourth quarter. As the economic situation began to improve, in the beginning of the second quarter of 2010, salaries for non-executive employees were partially restored and at the end of the second quarter of fiscal 2010 all salaries were fully restored. The following table summarizes the activity in Adept’s accrued restructuring charges during the year ended June 30, 2009.

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

During fiscal year 2010, the balance of accrued employee severance costs was paid. At June 30, 2010, there were no accrued restructuring charges. There were also no restructuring charges incurred during the fiscal year 2010.

4.	Acquisitions

MobileRobots Inc.

On June 25, 2010, the Company acquired the outstanding common shares of MRI. The results of MRI’s operations have been included in Adept’s consolidated financial statements since that date. MRI, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

The merger consideration payable to MRI stockholders included cash of $1.0 million, net of cash acquired and subject to adjustment for debt and working capital, and 763,359 shares of Adept common stock, 75% of which is restricted stock subject to certain vesting and restrictions as security for the MRI stockholders’ indemnification obligations. The restricted stock will be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of each selling stockholder and subject to the indemnification obligations of the stockholders. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MRI after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011.

The selling stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million. The term of the indemnification will expire eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At June 25, 2010

(In thousands)

Current assets	$1,196
Property and Equipment	91
Intangible assets	1,170
Goodwill	148

Total assets acquired	2,605

Current liabilities	515
Long-term debt	10

Total liabilities assumed	525

Net assets acquired	$2,080

On January 2, 2008 (the “Effective Date”), Adept acquired the outstanding common shares of Cerebellum Automation SAS (“Cerebellum”). The results of Cerebellum’s operations have been included in the Company’s consolidated financial statements since that date. Cerebellum, based in France, is a provider of Custom Robotics and Motion Control products and components.

The initial purchase price paid at closing, excluding all items tied to retention compensation, totaled $732,971. This included an initial cash payment of $350,000, the assumption of accrued liabilities of $297,500 due within one year and direct acquisition costs of $85,471. The payment of additional contingent deferred cash consideration of $65,000 and $335,000 payable in shares of common stock of the Company was amortized monthly through January 2, 2009 and paid on the first anniversary of the Effective Date. Additional contingent consideration of $65,000 in cash and $385,000 payable in shares of common stock of the Company were paid on the second anniversary of the acquisition in January 2010 and were amortized monthly during the second year following the acquisition (months 13 to 24). Additionally, there were contingent amounts payable up to a maximum aggregate amount of €312,000 in common stock of the Company based on Cerebellum’s meeting of certain revenue milestones in each of the first and second years after the Effective Date. The first revenue milestone payment was paid in January 2009 in the amount of $73,000, representing 50% of the total maximum amount payable on the first anniversary. Contingent amounts payable on the second anniversary up to €104,000 in common stock related to revenue goals were not met in the second year after the Effective Date of the acquisition. The contingent payments were expensed instead of being added to goodwill since the goodwill, as well as other intangibles related to Cerebellum was fully impaired in the fourth quarter of fiscal 2009.

5.	Goodwill and Other Intangible Assets

On June 25, 2010, Adept acquired all outstanding common shares of MRI. Goodwill of $148,000 and intangible assets of $1.2 million were acquired as a result of the acquisition of MRI. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.

During 2009, due to decreased demand for the Cerebellum product as a result of the economic decline, Adept determined that the carrying values of both the goodwill and intangible assets were impaired. Therefore, Adept recorded an impairment for the remaining goodwill and intangible assets of $803,000 during fiscal 2009.

The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to the intangible assets subject to amortization for fiscal 2009 and 2010.

	June 30, 2009					June 30, 2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Translation Change	Impairment	Net Carrying Amount	MRI Acquisition	Amortization	Net Carrying Amount
Developed Technology/Patents	$800	$(330)	$(100)	$(370)	$—	$830	$—	$830
Customer Base	—	—	—	—	—	340	—	340

Total	$800	$(330)	$(100)	$(370)	$—	$1,170	$—	$1,170

There was no amortization expense recorded in 2010, and amortization expense totaled $330,000 for 2009. Amortization expense is expected to be approximately $196,000 for fiscal years 2011 through 2013 and approximately $83,000 for fiscal years 2014 and 2015.

6.	Financing Arrangements

Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In June 2010, Adept and SVB amended the Loan and Security Agreement and certain of the related agreements, and entered into additional related agreements in connection with the acquisition of MRI. The Loan and Security Agreement referred to herein is the agreement as amended.

Under the revolving line, Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or the sum of 80% of Adept’s eligible accounts receivable, plus 50% of Adept’s eligible inventory, plus the amount, if any, by which Adept’s and certain of its subsidiaries’ unrestricted cash held in SVB accounts exceeds $3 million. The Loan and Security Agreement specifies the criteria for determining eligible accounts receivable and inventory, and limits the eligibility of foreign accounts receivable and inventory.

Adept may enter into foreign exchange forward purchase and sale contracts with SVB up to a maximum amount outstanding at any time of $5 million. Adept also may use the revolving line for certain cash management services, and request that SVB issue letters of credit to others for the Company’s account. Letters of credit payable in a foreign currency are subject to a reserve equal to 10% of the U.S. dollar equivalent of the face amount of such letters of credit. The aggregate amount available under the revolving line at any time is equal to the borrowing base minus the face amount of outstanding letters of credit and letter of credit reserve, an amount equal to 10% of outstanding foreign exchange forward contracts, any amounts used for cash management services and the principal balance of all outstanding advances.

Adept may choose to have borrowings bear interest either at the prime rate announced from time to time by SVB plus 1.75%, or at LIBOR plus 4.0%. The procedures for determining LIBOR, and the procedures for and potential impacts of borrowing at LIBOR, are specified in further detail in the Loan and Security Agreement. Adept’s ability to make borrowings under the revolving line is subject to ongoing conditions precedent that its representations and warranties in the Loan and Security Agreement are true, in all material respects, on the date on which Adept requests the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has not been any material impairment in Adept’s business, results of operation, financial condition, or the prospect of repayment of Adept’s obligations to SVB, or any material adverse deviation from Adept’s most recent business plan submitted to SVB.

Pursuant to the Loan and Security Agreement and related agreements, Adept granted SVB a security interest in substantially all of Adept’s assets, and pledged certain of its shares of certain wholly owned subsidiaries to SVB. Certain Adept subsidiaries also guarantied Adept’s obligations under the Loan and Security Agreement, granted SVB a security interest in substantially all of their respective assets, and pledged shares of certain indirect, wholly owned Adept subsidiaries.

The revolving line will mature on June 15, 2012, unless Adept terminates it earlier upon written notice to SVB. Adept must meet certain financial covenants during the term of the Loan and Security Agreement. Adept is required to maintain a minimum “Adjusted Quick Ratio” of 1.25 to 1.0. The Adjusted Quick Ratio is the ratio of Adept’s unrestricted cash and cash equivalents plus accounts receivable (net of reserves), to current liabilities. Adept is also required to maintain liquidity (domestic cash plus up to $1.5 million of the available borrowing base under the revolving line) of at least $3.5 million In addition, Adept’s quarterly adjusted EBITDA, as defined in the Loan and Security Agreement, must equal or exceed specified amounts (which are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results).

Adept also must remain in compliance with various other covenants during the term of the Loan and Security Agreement. For example, Adept must maintain its primary operating deposit accounts with SVB, and must cause all of its U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to Adept’s designated deposit account at SVB, unless Adept’s Adjusted Quick Ratio is below 1.5 to 1.0, or there is any default under the Loan and Security Agreement, in which case SVB will first apply collections from the lockbox account toward repayment of Adept’s obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified major stockholder group) of Adept’s outstanding shares, without SVB’s prior written consent. Various other covenants place restrictions on the manner in which Adept conducts its business, Adept’s ability to pay dividends to stockholders, incur additional indebtedness or encumber its assets, the types of transactions (including mergers and acquisitions) Adept may enter into and Adept’s ability to transfer funds to subsidiaries.

Adept would be deemed to be in default under the Loan and Security Agreement if Adept failed to timely pay any amount owed to SVB; if Adept failed to comply with specified financial and other covenants, including those listed above; if Adept otherwise materially breached, without cure, any of its representations under or other provisions in the loan documents; if there occurs a material adverse change in Adept’s or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of Adept’s obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in Adept’s or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that Adept will not meet its financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if Adept fails to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if Adept loses government approvals or becomes subject to certain governmental actions that could materially adversely affect Adept in the manner specified in the agreement. In the event of a default under the Loan and Security Agreement, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of Adept’s obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of June 30, 2010.

Adept must pay a facility fee of $25,000 in May 2011 or upon early termination of the Loan and Security Agreement prior to such anniversary date. Adept must pay a fee, quarterly in arrears, equal to 0.50% per annum of the average unused portion of the credit line (amounts used for cash management services and foreign exchange forward contracts being treated as unused portions of the line for this purpose). During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable on the last calendar day of each month, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. Adept must pay a collateral monitoring fee of $750 per month if Adept’s “Adjusted Quick Ratio” (as defined above) is less than 1.5 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. Adept also must pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

Adept has an outstanding principal balance of $1 million under the revolving line, which was borrowed in connection with the acquisition of MRI and bears interest at SVB’s announced prime rate plus 1.75%.

7.	Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2010 are as follows:

(in thousands)

Fiscal Year
2011	$1,866
2012	1,481
2013	1,376
2014	1,388
2015	1,320
Thereafter	660

Total minimum lease payments	$8,091

Rent expense was $1.9 million in 2010 and $1.8 million in 2009.

Adept’s headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California. The first lease agreement, which is related to Adept’s principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially in 2009, subject to a 3% annual increase. The second leased building is located near Adept’s executive offices and is used for the Company’s manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Cincinnati, Ohio; Charlotte, North Carolina, Amherst, New Hampshire; Massy and Annecy, France; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.

At January 1, 2009, Adept moved its corporate headquarters to Pleasanton, California. Rent payments for the Pleasanton facilities increase at a rate of 3.0% annually for cost of living increases on January 1 of each year. The related rent expense is recognized on a straight-line basis.

At June 30, 2010, Adept had one capital lease obligation with a bargain purchase option totaling $22,926, which is included in other accrued liabilities and other long-term liabilities. The lease term is for five years, and has an interest rate of 6.75%.

At June 30, 2010, Adept had $7.1 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

In fiscal 2009, in connection with Adept’s settlement of a dispute with the landlord of its Livermore facilities, Adept made payments totaling $500,000 in the second and third quarters to the Landlord, and vacated its Livermore facilities.

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

Common Stock

The Company has reserved shares of common stock for future issuance at June 30, 2010 as follows:

(in thousands)
Stock options outstanding	1,236
Stock options and restricted stock available for grant	854
Employee stock purchase plan shares available for purchase	554

2,644

Equity Incentive Plans

The following table summarizes employee incentive plan activities under the Company’s stock option and equity incentive plans:

	Options and Restricted Stock
	Available for Grant	No. of Options and Restricted Shares Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
	(in thousands, except per share data)
Balance at June 30, 2008	592	988	$10,595	$10.73

Granted	(298)	298	$2,243	$7.53
Canceled	134	(134)	(1,495)	11.12
Exercised	—	(1)	(1)	1.91
Expired	(18)	—	—	—
Granted—restricted stock*	(158)	—	—	7.41
Withheld stock for tax payments—restricted stock*	38	—	—	4.68

Balance at June 30, 2009	290	1,151	$11,342	$9.86

Additional Shares Authorized 2005 Equity Plan	650	—	—	—
Shares Granted in FY09 Subject to Shareholder Approval	(419)	419	$1,286	3.07
Granted	(49)	49	$137	$2.80
Canceled	382	(382)	(3,847)	10.06
Exercised	—	(1)	(3)	2.62
Expired	(21)	—	—	—
Granted—restricted stock*	—	—	—	—
Withheld stock for tax payments—restricted stock*	21	—	—	—

Balance at June 30, 2010	854	1,236	$8,915	$7.22

*	All activities in table are stock options except for these grants of restricted stock and withheld stock forfeited for payment of related taxes.

The following table summarizes information concerning outstanding and exercisable options at June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 1.50 - $ 2.85	69	6.24	$2.16	33	$1.58
3.07 - 3.07	503	8.55	3.07	116	3.07
3.73 - 5.74	171	6.56	5.46	125	5.47
6.25 - 8.07	193	5.98	7.52	171	7.53
8.25 - 8.75	15	5.78	8.65	14	8.64
9.48 - 9.48	201	7.79	9.48	93	9.48
9.85 - 114.69	72	2.78	19.85	72	19.85
118.75 - 118.75	10	0.09	118.75	10	118.75
245.63 - 245.63	1	0.26	245.63	1	245.63
248.75 - 248.75	1	0.17	248.75	1	248.75

$ 1.50 - $ 248.75	1,236	7.18	$7.22	636	$9.73

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

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. The Company did not match any contributions for the fiscal years ended June 30, 2010 and 2009.

10.	Income Taxes

The provision for income taxes consists of the following:

	Year Ended June 30,
(in thousands)	2010	2009
Current:
Federal	$(62)	$(17)
State	27	12
Foreign	29	487

Total current	(6)	482

Deferred:
Federal	—	—
State	—	—
Foreign	—	(242)

Total deferred	—	(242)

Provision for (benefit from) income taxes	$(6)	$240

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is explained below:

	Year Ended June 30,
(in thousands)	2010	2009
Tax at federal statutory rate	$(488)	$(4,362)
State taxes, net of federal benefit	18	8
Net operating losses not benefited (benefited)	(14)	3,525
Foreign taxes	29	487
Tax credits	(46)	(70)
Non-deductible meals and entertainment	26	22
Goodwill impairment	—	99
Federal alternative minimum taxes	(59)	—
Change in valuation allowance	(132)	441
Non-deductible stock compensation	216	207
Non-deductible acquisition expense	208	—
Other	236	(117)

Provision for (benefit from) income taxes	$(6)	$240

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended June 30,
(in thousands)	2010	2009
Deferred tax assets:
Net operating loss carry forwards	$33,018	$32,229
Tax credit carry forwards	1,410	1,369
Inventory valuation	1,104	1,274
Depreciation /amortization	1,415	2,015
Other accruals not currently deductible for tax purposes	1,383	2,109
Capitalized research and development expenses	240	465
Other	142	260

Total deferred tax assets	38,712	39,721
Valuation allowance	(38,295)	(39,721)

Net deferred tax assets	417	—

Deferred tax liabilities:
Purchased intangibles	(417)	—

Net deferred tax liabilities	(417)	—

Total net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been partially offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of ($1.4) million and $1.4 million for the periods ended June 30, 2010, and June 30, 2009, respectively.

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

At June 30, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $85.5 million which will expire in 2022 through 2029 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $37.2 million which will expire in 2014 through 2030.

The Company had net operating loss carryforwards for other state income tax purposes of approximately $12.2 million. These other state net operating loss carryforwards will expire in the years 2021 through 2029 if unused.

The Company also has foreign net operating loss carryforwards of approximately 6.7 million which have no expiration date.

The Company also had credit carryforwards of approximately $2.7 million for federal income tax purposes, and $5.2 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2011 through 2030 if unused. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

Effective July 1, 2007, Adept adopted ASC 740-10, Accounting for Uncertainty in Income Taxes. The process involves evaluating if the income tax position will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2010 the Company had $7.1 million of unrecognized tax benefits of which $0.9 million, if recognized, would reduce the Company’s effective tax rate.

Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1996 to 2010 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2009 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2010, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $105,000. The Company expects a change to the estimated amount of the liability associated with its uncertain tax position within the next twelve months resulting to the anticipated conclusions of an audit by the German tax authorities of Adept’s Germany subsidiary for the tax years 2004 through 2007 of approximately $405,000.

The following table summarizes the activity related to Adept’s unrecognized tax benefits:

	June 30
(in thousands)	2010	2009	2008
Beginning balance	$7,956	$7,320	$2,950
Increases related to prior year tax positions	—	545	4,410
Decreases related to prior year tax positions	(964)	—	(40)
Increases related to current year tax positions	109	91	—

Ending balance	$7,101	$7,956	$7,320

11.	Segment Information

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

	Fiscal Years Ended
(in thousands)	June 30, 2010	June 30, 2009
Revenue:
Robotics	$42,689	$32,154
Services and Support	8,938	9,382

Total revenue	$51,627	$41,536

Operating income (loss):
Robotics	$6,723	$2,450
Services and support	1,647	538

Segment profit	8,370	2,988
Unallocated research, development and engineering and selling, general and administrative expenses	(9,872)	(12,412)
Restructuring charges, net	—	(1,419)
Goodwill and intangible assets impairment expense	—	(803)
Amortization of other intangible assets	—	(330)
Interest income, net	4	46
Currency exchange gain (loss)	64	(898)

Loss before income taxes	$(1,434)	$(12,828)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table:

	Fiscal Year Ended June 30,
(in thousands)	2010	% of total	2009	% of total
Revenue:
United States	$11,858	23%	$13,017	31%

Europe	20,370	39%	22,353	54%
Asia	18,322	36%	4,922	12%
Other countries	1,077	2%	1,244	3%

Total International	39,769	77%	28,519	69%

Total	$51,627	100%	$41,536	100%

Long-Lived Assets

(in thousands)	June 30, 2010	June 30, 2009
Long-lived assets:
United States	$1,514	$2,279
All other countries	298	500

Total long-lived assets	$1,812	$2,779

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12.	Subsequent Event

On August 31, 2010, a 401K match of up to $500 per year per employee was approved by the Compensation Committee of the Company’s Board of Directors.

On August 31, 2010, the Compensation Committee of the Adept Board of Directors approved the Fiscal 2011 Performance Plan (the “2011 Plan”) providing for potential performance-based compensation for executive officers and certain other employees of the Company. The 2011 Plan provides that, based upon the Company’s revenue and adjusted EBITDA performance for fiscal year 2011, the employee participants may receive restricted stock units for up to an aggregate of 148,000 shares of the Company’s common stock and may also receive cash performance payments in amounts to be determined up to an aggregate of $370,000 upon exceeding certain additional revenue and adjusted EBITDA performance targets for the fiscal year. The Compensation Committee may also award in its discretion upon recommendation of the CEO additional amounts in stock or cash with an aggregate value of up to 35,000 shares of common stock to non-executive employees. Any restricted stock units earned under the 2011 Plan will be subject to vesting and settled for shares of common stock in quarterly installments over the two year period following the end of fiscal 2011.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2009:
Allowance for doubtful accounts	$485	$537	$(437)	$585
Year ended June 30, 2010:
Allowance for doubtful accounts	$585	$271	$(351)	$505

(1)	Includes write-offs, net of recoveries.