Form 10-Q
period 2010-09-25
ADEPT TECHNOLOGY INC
filed 2010-11-09
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

The number of shares of the Registrant’s common stock outstanding as of November 5, 2010 was 9,403,100.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 25, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,642	$8,618
Accounts receivable, less allowance for doubtful accounts of $466 and $505 at September 25, 2010 and June 30, 2010, respectively	12,220	12,694
Inventories	10,623	9,672
Other current assets	543	461

Total current assets	31,028	31,445
Property and equipment, net	1,543	1,695
Goodwill	148	148
Other intangible assets, net	1,112	1,170
Other assets	539	534

Total assets	$34,370	$34,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,522	$9,364
Accrued payroll and related expenses	1,817	1,789
Accrued warranty expenses	1,042	1,328
Deferred revenue	162	64
Accrued income tax, current	—	574
Other accrued liabilities	654	430

Total current liabilities	12,197	13,549
Long-term liabilities:
Accrued income tax, long-term	632	457
Line of credit	1,000	1,000
Long-term obligations	620	583

Total liabilities	14,449	15,589

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,382 shares issued and 9,377 shares outstanding at September 25, 2010 and 9,219 shares issued and 9,214 shares outstanding at June 30, 2010.	169,008	168,215
Treasury Stock, at cost, 5 shares at September 25, 2010 and June 30, 2010	(42)	(42)
Accumulated deficit	(149,576)	(148,517)
Accumulated other comprehensive income (loss)	531	(253)

Total stockholders’ equity	19,921	19,403

Total liabilities and stockholders’ equity	$34,370	$34,992

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended
	September 25, 2010	September 26, 2009
Revenues	$14,614	$11,706
Cost of revenues	8,221	6,382

Gross margin	6,393	5,324
Operating expenses:
Research, development and engineering	1,682	1,214
Selling, general and administrative	5,291	4,319
Amortization of other intangible assets	58	—

Total operating expenses	7,031	5,533

Operating loss	(638)	(209)

Interest expense, net	(12)	(1)
Foreign currency exchange gain (loss)	(370)	179

Loss before income taxes	(1,020)	(31)
Provision for income taxes	39	51

Net loss	$(1,059)	$(82)

Basic and diluted net loss per share	$(0.12)	$(0.01)

Number of shares used in computing basic and diluted per share amounts	8,639	8,288

Comprehensive loss
Net loss	$(1,059)	$(82)
Foreign currency translation adjustment	784	60

Total comprehensive loss	$(275)	$(22)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended
	September 25, 2010	September 26, 2009
Operating activities
Net loss	$(1,059)	$(82)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	271	382
Gain on disposal of property and equipment	—	(9)
Stock-based compensation	795	341
Amortization of other intangible assets	58	—
Net changes in operating assets and liabilities:
Accounts receivable, net	923	(3,328)
Inventories	(580)	810
Other assets	(79)	(131)
Accounts payable	(420)	1,444
Other accrued liabilities and deferred revenues	(728)	516
Accrued restructuring charges	—	(3)
Other long-term liabilities	(82)	33

Net cash used in operating activities	(901)	(27)

Investing activities
Purchase of property and equipment	(55)	(38)
Proceeds from sale of property and equipment	—	18

Net cash used in investing activities	(55)	(20)

Financing activities
Principal payments on capital lease	(3)	(9)
Principal payments on long term notes	(19)	(22)
Proceeds from employee stock incentive program and employee stock purchase plan	18	38
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(20)	(10)

Net cash used in financing activities	(24)	(3)

Effect of exchange rates on cash and cash equivalents	4	(388)

Net decrease in cash and cash equivalents	(976)	(438)
Cash and cash equivalents, beginning of period	8,618	7,501

Cash and cash equivalents, end of period	$7,642	$7,063

Cash paid during the period for:
Interest	$10	$1
Taxes	$9	$15

Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$51	$11

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 17, 2010.

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

2. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and outside directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock, and commencing in fiscal 2011, grants restricted stock units (“RSUs”), to executive and some non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of September 25, 2010, there were 554,275 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of September 25, 2010, the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2001 Stock Option Plan	101,656	250,921
2003 Stock Option Plan	364,021	18,328
2004 Director Option Plan	88,000	42,376
2005 Equity Incentive Plan	947,899	25,799

Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 71,892 and 5,400 shares subject to outstanding options.

Under these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to Adept executive officers and other senior management employees under performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to executive and non-executive employees with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Prior to March 2010, annual non-employee director grants vest monthly in equal installments over a four year period. In March 2010, the Board revised the vesting of future annual option grants of 6,000 shares to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the grant is made, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 25, 2010 has been accounted for as an equity instrument.

The Company recorded $795,000 and $341,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the three months ended September 25, 2010 and September 26, 2009, respectively, for its stock plans, ESPP, and the MobileRobots Inc. (“MRI”) equity grants. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the three months ended September 25, 2010 and September 26, 2009 were $3.44 and $1.68, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the three months ended September 25, 2010 and September 26, 2009 were $2.44 and $1.25, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended September 25, 2010		Three Months Ended September 26, 2009
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	1.025%	0.25%	0.47%	0.24%
Expected life (in years)	5.80	0.50	3.28	0.66
Expected volatility	87%	89%	85%	102%
Dividend yield	0%	0%	0%	0%

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

For the three months ended September 25, 2010 and September 26, 2009 stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of September 25, 2010 and changes during the three months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2010	1,236	$7.22
Granted	225	$4.86
Exercised	(6)	$2.92

Forfeited or Expired	(23)	$60.64

Outstanding at September 25, 2010	1,432	$6.01	7.44	$1,693

Vested/Expected to Vest at September 25, 2010	1,378	$6.07	7.39	$1,612

Exercisable at September 25, 2010	677	$7.58	6.10	$538

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of September 25, 2010 and changes during the three months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2010	9,422	$8.15
Awarded	160,000	4.86
Vested	(5,342)	8.15
Forfeited due to cancellation or for taxes	(4,080)	8.15

Balance at September 25, 2010	160,000	$4.86

As of September 25, 2010, there was $4.9 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.43 years for stock options and 1.11 years for stock awards.

During the three months ended September 25, 2010, no shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.

Total common shares outstanding at September 25, 2010 were 9,376,859.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At September 25, 2010 and June 30, 2010, the Company had no marketable securities and $7.6 million and $8.6 million in cash, respectively.

Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	September 25, 2010	June 30, 2010
	(unaudited)
Raw materials	$7,055	$6,230
Work-in-process	589	653
Finished goods	2,979	2,789

Total inventory	$10,623	$9,672

5. Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	September 25, 2010	June 30, 2010
	(unaudited)
Machinery and equipment	$4,670	$4,424
Computer equipment	5,266	5,245
Software development costs	1,675	1,675
Office furniture and equipment	866	907

	12,477	12,251
Less accumulated depreciation and amortization	(10,934)	(10,556)

Net property and equipment	$1,543	$1,695

6. Goodwill and Other Intangible Assets

On June 25, 2010, Adept acquired all outstanding common shares of MRI. Goodwill of $148,000 and intangible assets of $1.2 million were acquired as a result of the acquisition of MRI. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.

Intangible assets, subject to amortization, were as follows as of September 25, 2010 and June 30, 2010 (in thousands):

	June 30, 2010			September 25, 2010
				(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents	$830	$—	$830	$830	$(30)	$800
Customer Base	340	—	340	340	(28)	312

Total	$1,170	$—	$1,170	$1,170	$(58)	$1,112

Amortization expense totaled $58,000 for the three months ended September 25, 2010, and no amortization expense was recorded for the three months ended September 26, 2009.

A summary of future amortization as of September 25, 2010 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents	$119	$119	$119	$119	$324	$800
Customer Base	113	113	86	—	—	312

Total	$232	$232	$205	$119	$324	$1,112

7. Warranties

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

Changes in the Company’s warranty liability for the three-month periods ending September 25, 2010 and September 26, 2009 are as follows (in thousands):

	Three months ended
	September 25, 2010	September 26, 2009
	(unaudited)
Balance at beginning of period	$1,328	$1,179
Provision for warranties issued	(43)	201
Warranty claims	(243)	(155)

Balance at end of period	$1,042	$1,225

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

9. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $39,000 for the three months ended September 25, 2010 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes. The Company recorded a tax provision of $51,000 for the first quarter of fiscal 2010 due to foreign tax at certain foreign entities and a minor amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.0 million and $7.1 million as of September 25, 2010 and June 30, 2010, respectively. Approximately $6.6 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $435,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2009 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2009 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 25, 2010, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $42,000.

10. Loss per Share

Loss per share was determined as follows (in thousands):

	Three months ended
	September 25, 2010	September 26, 2009
	(unaudited)
Net loss	$(1,059)	$(82)

Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,639	8,288

Basic and diluted net loss per share	$(0.12)	$(0.01)

The computation of diluted net loss per share for the three months ended September 25, 2010 does not include 703,408 options to purchase shares, 160,000 of unvested restricted stock and 148,000 of restricted stock units. The computation of diluted net loss per share for the three months ended September 26, 2009 does not include 1,541,021 options to purchase shares.

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

•

The Robotics segment provides intelligent motion control systems, production automation software, including vision-guidance and application software, and robot mechanisms, including robots with autonomous capabilities, to customers.

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

Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments. The operating results for the Company’s identified segments are presented as follows (in thousands).

	Three months ended
	September 25, 2010	September 26, 2009
	(unaudited)
Revenues:
Robotics	$11,950	$9,455
Services and support	2,664	2,251

Total revenues	$14,614	$11,706

Segment operating income:
Robotics	$1,978	$1,755
Services and support	401	674

Segment operating income	2,379	2,429
Unallocated research, development and engineering and selling, general and administrative	(2,959)	(2,638)
Amortization of other intangible assets	(58)	—

Operating loss	(638)	(209)
Net interest expense	(12)	(1)
Foreign currency exchange gain (loss)	(370)	179

Loss before income taxes	$(1,020)	$(31)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three months ended
	September 25, 2010	September 26, 2009
	(unaudited)
Revenues:
United States	$4,615	$3,216
Europe	5,532	5,181
Asia	4,227	3,060
All other countries	240	249

Total	$14,614	$11,706

	Three months ended
	September 25, 2010	September 26, 2009
	(unaudited)
Long-lived assets:
United States	$1,379	$1.514
All other countries	286	298

Total long-lived tangible assets	$1,665	$1,812

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. The foreign currency transaction losses in the first quarter of fiscal year 2011 were $370,000 and were mainly generated from payables due in yen which strengthened against the dollar during the quarter. The foreign currency transaction gains in the first quarter of fiscal year 2010 were $179,000 and were primarily realized and unrealized gains related to the non-permanent intercompany debt. The Company has determined that the local currency is the functional currency for its foreign subsidiaries.

13. Acquisitions

On June 25, 2010, the Company acquired the outstanding common shares of MRI. The results of MRI’s operations have been included in Adept’s consolidated financial statements since that date. MRI, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

The merger consideration payable to MRI stockholders included cash of $1.0 million, net of cash acquired and subject to adjustment for debt and working capital, and 763,359 shares of Adept common stock, 75% of which is restricted stock subject to certain vesting and restrictions as security for the MRI stockholders’ indemnification obligations. The restricted stock held by the principal stockholders will be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder and subject to the indemnification obligations of the stockholders as described below. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MRI after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011.

The MRI stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period expiring eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. The indemnification for the core corporate and intellectual property representations expires on the second anniversary from the close of the acquisition and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The second lease agreement is for premises near the location of the first lease, consists of 23,027 square feet and includes a right of first offer on 12,000 additional square feet located in Pleasanton, California for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.

Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Cincinnati, Ohio; Charlotte, North Carolina, Amherst, New Hampshire; Massy and Annecy, France; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of September 25, 2010 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$7,808	$1,864	$1,487	$1,401	$1,396	$1,660
Capital Lease Obligations	30	12	12	6	—	—

Total	$7,838	$1,876	$1,499	$1,407	$1,396	$1,660

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about

•	the economic environment affecting us and the markets we serve, and the impact of our restructuring efforts in response to the economic environment;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements;

•	our ability to successfully integrate and grow the MobileRobots business and other businesses we may acquire;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services; and

•	plans for future acquisitions of products, technologies and businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on September 17, 2010. Statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. With our acquisition of MobileRobots Inc., we also have autonomous robot and fleet management capabilities that enhance our offerings for target industries and extend our value proposition to additional markets. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications.

Strategy

Our strategy focuses on a few specific industries where the use of automation is growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, medical, disk drive/electronics and solar. Currently, we are focusing the majority of our investments on the global packaging market, where new applications have continued to emerge even during the last two years of economic weakness and where our Quattro robot has been well received. While we believe that the packaging market provides the greatest growth opportunity for us in the near term, we are also investing in the medical and solar markets, although at a less aggressive pace than packaging, to ensure we are able to participate in these opportunities as they develop. Additionally, we continue to address our sales efforts towards our traditional markets, such as the disk drive industry and the German automotive electronics and industrial markets, where our products are well positioned and we believe significant long-term opportunity exists. While capital spending in the disk drive market increased during fiscal 2010, we have experienced some slowing of spending in that market and expect this trend of slowed spending to continue during fiscal 2011.

In the U.S., we believe that near-term growth will be driven primarily by the packaging market and longer-term by additional target markets including medical. Much of the demand for our products in the last few years has come from Europe, although the economic downturn has constricted growth in this region over the last several quarters. We believe Europe will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar. Over the last year, we have experienced significant growth in Asia, as the disk drive market has been in an active investment cycle, and also have identified substantial opportunity in the solar market. We expect that Asia will continue to be an important growth region for us in the packaging, disk drive/electronics and solar industries, although the disk drive markets will likely continue to experience significant variations in activity over time due to its cyclical nature. To capitalize on the significant opportunities in these target markets, we plan to open an office in China during fiscal 2011 to establish a local presence and increase our sales, marketing and customer service capabilities in the region.

Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for acquisition. Our focus is on pursuing acquisitions that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale. During the fourth quarter of fiscal 2010, we acquired MobileRobots, a provider of autonomous robot and automated guided vehicle technologies.

Operationally, we have taken restructuring and other cost reduction actions in past periods to establish our current financial model, which emphasizes cost efficiency with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash.

Trends in Our Business

Our first fiscal quarter corresponds with the seasonally weaker first half of the fiscal year, which resulted in decreased sales compared with the previous quarter. Year over year our sales grew 25%, based on increased investment in capacity by manufacturers in the disk drive market, higher demand from the automotive and industrial markets in Germany, sales from the MobileRobots acquisition, and increased sales in nearly all our other target markets except packaging, as well as higher demand from our installed customer base for remanufactured robots and components.

We believe we are well positioned in the disk drive market and during 2010 we achieved new design wins that we expect will result in additional orders in the future. While it is difficult to predict the timing of investment cycles within the disk drive industry, the current capital investment cycle appears to be slowing and we expect that this market will limit its investments over the next two to three quarters. The cost of sales of our disk drive products is higher than our corporate average, and we expect that lower sales of these products will have a positive effect on our overall gross margin. In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation environments and ramp up their production operations. However, we believe sales to the solar market will continue to be constricted until the global economic environment strengthens, end-user demand increases, and the lending environment for capital purchases improves.

In the first quarter of fiscal 2011, sales to the automotive and industrial markets in Germany rose 147% compared with the first quarter of fiscal 2010. This was the largest increase in nearly two years, which we believe signals some amount of recovery in these traditional markets for Adept. Sales to the disk drive market remained strong in the fiscal 2011 first quarter, as manufacturers continued to invest in new and enhanced capacity following several years of a low investment cycle. We currently believe that this latest investment cycle in disk drive has begun to slow and we expect that our sales to the disk drive market will be reduced relative to fiscal 2010 for the next few quarters until this pause is followed by another cycle of investment.

During the fiscal 2011 first quarter we focused on integrating the MobileRobots business acquired at the end of June. We have validated synergies within markets and customers and have identified new opportunities in the logistics, medical and consumer electronics industries, among others. We believe there are opportunities to deploy applications incorporating MobileRobots technology with Adept solutions into a variety of industries, including our current target markets and additional markets. Additionally, we have begun to leverage our established and international sales infrastructure and global customer base of large commercial customers and believe that there is opportunity to accelerate adoption and acceptance of MobileRobots’ solutions by new and existing customers and in particular, OEMs demanding more comprehensive and flexible solutions in complex, peopled environments.

Due to the timing of orders, sales of our Quattro robot and other packaging solutions for food, cosmetics and pharmaceutical packaging applications decreased approximately 21% in the first quarter of 2011 compared with the first quarter of the prior year. As a general trend, orders for our Quattro robot increased over many consecutive quarters and were the highest to date in the third and fourth quarters of 2010. We expect that packaging will comprise a growing and increasingly significant portion of our business in fiscal 2011 and beyond. The cost of sales of our Quattro products is lower than our corporate average, and increased sales of these products will have a positive effect on our overall gross margin.

On a geographic basis, sales in the U.S. increased significantly in the first quarter of fiscal 2011 both sequentially and year over year, due to increased orders from the packaging and disk drive markets, new revenue from MobileRobots, and to a lesser extent, increased orders from the medical market. We believe sales to the packaging and medical markets will comprise an increasing portion of our U.S. business over time and that our new mobile robots and technology will enable us to address new opportunities in the logistics, medical and consumer electronics markets. In Asia, an active investment cycle in the disk drive market drove a 38% increase in sales year over year. We believe that the packaging and solar markets in Asia also present us with significant opportunities, and during fiscal 2011 we plan to open an office in China to capitalize on these markets. European sales grew 7% year over year, primarily driven by higher sales in Germany to the traditional automotive and industrial markets offset by lower packaging sales in France.

Product Developments

During the first quarter of fiscal 2011, we introduced a new robotic platform, or “cell” for the packaging industry, the Adept Packaging Automation Cell, or PAC. The Adept PAC is the first high-speed robotic packaging platform designed to address the hygienic requirements of meat and poultry packaging. The packaging cell is built with a rigid stainless steel frame for wash down capabilities and integrated with best-in-class products from Adept, such as the world’s fastest USDA-accepted robot, ultra-compact motion and vision controllers, touch-screen operator interface, and predefined programming recipes for advanced conveyor-tracking and vision-guidance. Adept PAC addresses some of the long-standing challenges associated with flexible automation such as deployment time and integration cost, and can be easily configured to a wide range of packaging applications in the food and pharmaceutical industries.

We also introduced our first packaging solution that integrates automated guidance technology from MobileRobots, the Adept MT400 robot. Powered by MobileRobots’ Motivity Core controls and software, the Adept MT400 independently navigates, performs tasks, speaks, responds and carries out other jobs automatically on demand. The Adept MT400 supports the major logistics challenges faced in manufacturing environments, including line replenishment, flexibility in routing, scheduling and exception handling, and the costs associated with deployment.

We believe that as the packaging industry continues to move away from manual labor and outdated packaging machinery, these latest platforms place us in a very strong position to benefit from the increasing demand for more dexterous, flexible and affordable robotic solutions.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three-month period ended September 25, 2010. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2011 first fiscal quarter ended September 25, 2010. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2010.

Results of Operations

Revenues. Summary information by product segment for the three months ended September 25, 2010 and September 26, 2009 is as follows (in thousands, except %):

	Three Months ended September 25, 2010	% Change	Three Months ended September, 26, 2009
	(unaudited)
Revenue by Segment
Robotics
Revenues	$11,950	26%	$9,455
Percentage of total revenues	82%		81%

Services and Support
Revenues	$2,664	18%	$2,251
Percentage of total revenues	18%		19%

Total revenues	$14,614	25%	$11,706

Revenues were $14.6 million for the first quarter of fiscal 2011, an increase of 25% compared to $11.7 million for the first quarter of fiscal 2010. The increase in total revenues resulted from sales increases both in our Robotics segment and our Service and Support segment.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $12.0 million for the first quarter of fiscal 2011, up 26% from $9.5 million for the first quarter of fiscal 2010. The increase was the result of higher sales in nearly all our primary and target markets, including a 147% increase in sales to the automotive and industrial markets in Germany and the inclusion of approximately $574,000 in direct revenue from MobileRobots. Packaging revenue in the first quarter of fiscal 2011 was down approximately 21% year over year based on variability in the timing of orders, primarily in France, which is our largest packaging market. Disk drive revenue, which is recorded both in Asia and in the U.S., was up slightly year over year, but a cyclical slowdown in orders from this industry is now beginning that we expect will last two to three quarters.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $2.7 million for the first quarter of fiscal 2011, up 18% from $2.3 million for the first quarter of fiscal 2010. The increase was due to higher sales of remanufactured robots and components to existing customers.

Revenue by geography for the three months ended September 25, 2010 and September 26, 2009 is as follows (in thousands, except %):

	Three Months ended September 25, 2010	% Change	Three Months ended September, 26, 2009
	(unaudited)
Revenue by Geography
United States
Revenues	$4,615	44%	$3,216

Percentage of total revenues	32%		27%

Europe
Revenues	$5,532	7%	$5,181
Percentage of total revenues	38%		44%
Asia
Revenues	4,227	38%	3,060
Percentage of total revenues	29%		26%
Other countries
Revenues	240	(4)%	249
Percentage of total revenues	1%		3%

Total International revenues	$9,999	18%	$8,490

Percentage of total revenues	68%		73%

Total revenues	$14,614	25%	$11,706

Our U.S. revenues were $4.6 million for the first quarter of fiscal 2011, up 44% compared with $3.2 million for the first quarter of fiscal 2010. This increase primarily reflects higher sales into the packaging and disk drive markets, revenue from sales of our MobileRobots solutions, and to a lesser extent, increased sales into the medical market.

Total international revenues were $10.0 million for the first quarter of fiscal 2011, up 18% compared with $8.5 million for the first quarter of fiscal 2010. Higher international revenues resulted from increased sales both in Asia and Europe. Revenues in Asia increased 38% to $4.2 million in the first quarter of fiscal 2011, compared with $3.1 million in the first quarter of fiscal 2010, as a result of higher sales into the disk drive and consumer electronics markets as well as a small amount of revenue from the emerging solar market. European revenues grew 7% to $5.5 million in the first quarter of fiscal 2011 compared with $5.2 million in the first quarter of fiscal 2010, primarily as a result of higher sales to the automotive and industrial markets in Germany, offset by lower sales to the packaging market in France and Italy. Sales to other countries fell 4% to $240,000 in the first quarter of fiscal 2011, compared with $249,000 in the first quarter of fiscal 2010.

Gross Margin. Summary information on gross margin for the three months ended September 25, 2010 and September 26, 2009 is as follows (in thousands, except %):

	Three Months ended September 25, 2010	% Change	Three Months ended September, 26, 2009
	(unaudited)
Revenues	$14,614		$11,706
Gross margin	6,393	20%	5,324
Gross margin %	43.7%		45.5%

Gross margin as a percentage of revenues was 43.7% for the first quarter of fiscal 2011, compared to 45.5% for the first quarter of fiscal 2010. Lower gross margin in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010 primarily resulted from a less favorable mix of products sold, primarily related to high sales of lower margin products for the disk drive market, and the impact of currency exchange related to a lower value of the dollar as compared with the yen, as some of our components are sourced in Japan and paid for in local currency.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

Research, Development and Engineering Expenses for the three months ended September 25, 2010 and September 26, 2009 are as follows (in thousands, except %):

	Three Months ended September 25, 2010	% Change	Three Months ended September, 26, 2009
	(unaudited)
Expenses	$1,682	39%	$1,214
Percentage of revenue	12%		10%

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

R&D expenses for the first quarter of fiscal 2011 were $1.7 million, or 12% of revenues, up 39% from $1.2 million, or 10% of revenues for the first quarter of fiscal 2010. Higher R&D expenses in the first quarter of fiscal 2011 compared with the prior year period were the result of increased salary expenses due to our acquisition of MobileRobots, reinstatement of employee salaries, which were reduced as a result of the economic downturn during approximately the first half of fiscal 2010, and increased investment in new product development.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses for the three months ended September 25, 2010 and September 26, 2009 are as follows (in thousands, except %):

	Three Months ended September 25, 2010	% Change	Three Months ended September, 26, 2009
	(unaudited)
Expenses	$5,291	23%	$4,319
Percentage of revenue	36%		37%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as trades how participation and other marketing costs.

SG&A expenses were $5.3 million, or 36% of revenues, for the first quarter of fiscal 2011, up 23% from $4.3 million, representing 37% of revenues for the first quarter of fiscal 2010. Higher SG&A expenses in the first quarter of fiscal 2011 compared with the prior year period were the result of increased salaries and expenses related to our acquisition of Mobile Robots, reinstatement of employee salaries, which were reduced as a result of the economic downturn during approximately the first half of fiscal 2010 and increased marketing activities, including trade show participation, to promote our packaging solutions.

Amortization. $58,000 was expensed for the amortization of intangible assets in the first quarter of fiscal 2011 related to intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010. No amortization expenses were incurred in the first quarter of fiscal 2010.

Stock Compensation Expense. We recorded $795,000 for stock-based compensation expense for the first quarter of fiscal 2011 and $341,000 for the first quarter of fiscal 2010 for our stock option plans, ESPP and restricted stock. The increase in expense is due to the restricted stock issued in connection with our acquisition of Mobile Robots and the first quarter vesting of the fiscal 2010 management performance award. We did not record an income-tax benefit for stock compensation expense in either period because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Operating Loss. We recorded an operating loss of $638,000 for the first quarter of fiscal 2011, compared with an operating loss of $209,000 for the first quarter of fiscal 2010. The increase in the amount of operating loss in the first quarter of fiscal 2011 compared with the first quarter of the prior year was due to higher operating expenses as a result of the Company’s restoration of salaries that had been reduced in the fiscal 2010 period, increased overhead due to our acquisition of MobileRobots and lower gross profit margin, partially offset by higher revenues.

Interest Income (Expense), Net. We recorded interest expense, net of $12,000 for first quarter of fiscal 2011, compared with interest expense, net of $1,000 for the first quarter of fiscal 2010.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded foreign currency transaction losses of ($370,000) for the first quarter of fiscal 2011 and foreign currency transaction gains of $179,000 for the first quarter of fiscal 2010, which are included in the condensed consolidated statements of operations. The foreign currency transaction losses in the first quarter of fiscal year 2011 were mainly generated from payables due in yen which strengthened against the dollar during the quarter. The foreign currency transaction gains in the first quarter of fiscal year 2010 were primarily realized and unrealized gains related to the non-permanent intercompany debt. As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. We do not currently employ a currency hedging strategy.

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

We recorded a tax provision of $39,000 for the first quarter of fiscal 2011, which related primarily to foreign tax of certain foreign entities. We recorded a tax provision of $51,000 for the first quarter of fiscal 2010 due to foreign tax of certain foreign entities. We have net operating losses which we expect to be sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of September 25, 2010, cash and cash equivalents were $7.6 million, a decrease of $1.0 million from $8.6 million as of June 30, 2010.

Operating Activities: Adept used $901,000 of cash from operating activities for the three months ended September 25, 2010. Net loss of $1.1 million and other uses of cash in operating activities were partially offset by non-cash charges, including depreciation and amortization of $329,000 and stock-based compensation of $795,000. Included in other uses of cash in operating activities was a net decrease in other accrued liabilities and deferred revenues of $728,000, an increase in inventories of $580,000, a reduction in accounts payable of $420,000, partially offset by a decrease in accounts receivable of $923,000.

Investing Activities: Adept made $55,000 of capital purchases during the three months ended September 25, 2010.

Financing Activities: Adept used $24,000 of cash for financing activities during the three months ended September 25, 2010. The company made principal payments of $19,000 on long-term notes, paid $3,000 on capital leases, and used $20,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The company received proceeds of $18,000 from the purchase of stock through Adept’s employee stock option incentive program.

Liabilities: In connection with the acquisition of MRI in June 2010, we established certain contingent liabilities. Contingent consideration payable to the former MRI stockholders includes $2.9 million payable in shares of restricted stock to be released on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of each selling stockholder and subject to the indemnification obligations of the stockholders, and the potential payment in cash of up to an aggregate $320,000 to employees of MRI after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, provide us with sufficient liquidity for at least the next 12 months.

Silicon Valley Bank Line of Credit: We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In June 2010, Adept and SVB amended the Loan and Security Agreement and certain of the related agreements, and entered into additional related agreements in connection with the acquisition of MRI. When we refer to the Loan and Security Agreement, we refer to the agreement as amended.

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

Adept would be deemed to be in default under the Loan and Security Agreement if we failed to timely pay any amount owed to SVB; if we failed to comply with specified financial and other covenants, including those listed above; if we otherwise materially breached, without cure, any of our representations under or other provisions in the loan documents; if there occurs a material adverse change in our or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of our obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in our or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that we will not meet our financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if we fail to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if we lose government approvals or become subject to certain governmental actions that could materially adversely affect us. Upon a default, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the Loan and Security Agreement as of September 25, 2010.

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

Adept has an outstanding principal balance of $1.0 million under the revolving line, which was borrowed in connection with the acquisition of MRI and bears interest at SVB’s announced prime rate plus 1.75%. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future.

New Accounting Pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the fiscal quarter ended September 25, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 25, 2010, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based upon this evaluation, that as of September 25, 2010, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2010 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from such requirement.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. During the first quarter of fiscal year 2011, we continued to strengthen controls surrounding our IT operations including monitoring our access controls and password change requirements. We also began to evaluate MRI systems and controls and revised accordingly to ensure effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) since the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission on September 17, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers - Stock Repurchase Program

Adept terminated its stock repurchase plan effective August 31, 2010 and made no stock repurchases during the quarter prior to the program termination.

Common Stock Forfeitures for Tax Withholdings

On July 1, 2010, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
July 1, 2010 to September 25, 2010	4,080	$5.02

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At Adept’s 2010 Annual Meeting of Stockholders, held on November 5, 2010, the stockholders of Adept elected 5 persons to serve as directors of Adept and ratified the selection of Armanino McKenna LLC to serve as independent auditors of Adept for fiscal 2011, with the following voting results:

a)	Election of the following five (5) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
John Dulchinos	6,122,572	371,616	1,559,022

A. Richard Juelis	6,122,568	371,620	1,559,022

Michael P. Kelly	5,689,631	804,557	1,559,022

Robert J. Majteles	4,886,962	1,607,226	1,559,022

Herbert J. Martin	6,122,568	371,620	1,559,022

b)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2011.

For	Against	Abstain	Broker Non-Vote
8,048,116	5,072	22	0

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

By:	/S/ LISA M. CUMMINS
Lisa M. Cummins
Vice President, Finance and Chief Financial Officer

By:	/S/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer

Date: November 9, 2010

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-50296) filed with the Securities and Exchange Commission on November 20, 2000).

10.2	Removed and Reserved.

10.3*	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 1997 fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 26, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8**	Removed and Reserved.

10.9	Removed and Reserved.

10.10*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Removed and Reserved.

10.13**	Removed and Reserved.

10.14	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.16*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.17*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.18*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.19*	Removed and Reserved.

10.20*	2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.21*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.22+	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (previously filed as Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal second quarter ended December 31, 2005, filed with the Securities and Exchange Commission on February 14, 2006 and unredacted version filed herewith).

10.23*	Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos and Ms. Cummins, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.24*	Summary of Non-employee Director Compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010).

10.25*	Summary of Executive Officer Compensation (as of August 31, 2010) (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.26*	Removed and Reserved.

10.27*	Removed and Reserved.

10.28*	Removed and Reserved.

10.29**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.30**	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 filed with the Securities and Exchange Commission on May 6, 2010).

10.31*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.32	Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.33*	Removed and Reserved.

10.34*	Removed and Reserved.

10.35*	Removed and Reserved.

10.36*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.37*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.38*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.39*	Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.40*	Fiscal 2010 Cash Incentive Program for Vice President, Worldwide Sales (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal first quarter ended September 26, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.41*	Fiscal 2010 Performance Program established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal quarter ended September 26, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.43*	Fiscal 2011 Performance Plan established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.44*	Form of Restricted Stock Unit Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2011 Performance Plan (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.45*	Form of Option Agreement for Consultants (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal first quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007).

10.46	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.47	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.48	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.49	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.50	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.51	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.52**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.53*	Separation Agreement between Robert Bucher and Adept Technology dated December 15, 2008 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.54*	Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.55*	Form of Restricted Stock Agreement for April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.56*	Letter Agreements and Mutual Release, effective May 4, 2009, regarding separation terms for Gordon Deans (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.57	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.58	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.59	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.60	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.61	Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q