Form 10-Q
period 2010-12-25
ADEPT TECHNOLOGY INC
filed 2011-02-07
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

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

The number of shares of the Registrant’s common stock outstanding as of February 3, 2011 was 9,704,324.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 25, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,671	$8,618
Accounts receivable, less allowance for doubtful accounts of $331 and $505 at December 25, 2010 and June 30, 2010, respectively	10,801	12,694
Inventories	10,087	9,672
Other current assets	380	461

Total current assets	27,939	31,445
Property and equipment, net	1,341	1,695
Goodwill	148	148
Other intangible assets, net	1,054	1,170
Other assets	539	534

Total assets	$31,021	$34,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,407	$9,364
Accrued payroll and related expenses	1,588	1,789
Accrued warranty expenses	1,050	1,328
Deferred revenue	246	64
Deferred income tax, current	626	574
Other accrued liabilities	538	430

Total current liabilities	10,455	13,549
Long-term liabilities:
Accrued income tax, long-term	417	457
Line of credit	1,000	1,000
Long-term obligations	195	583

Total liabilities	12,067	15,589

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,417 shares issued and 9,412 shares outstanding at December 25, 2010 and 9,219 shares issued and 9,214 shares outstanding at June 30, 2010.	169,986	168,215
Treasury Stock, at cost, 5 shares at December 25, 2010 and June 30, 2010	(42)	(42)
Accumulated deficit	(151,326)	(148,517)
Accumulated other comprehensive income (loss)	336	(253)

Total stockholders’ equity	18,954	19,403

Total liabilities and stockholders’ equity	$31,021	$34,992

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Six months ended
	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Revenues	$13,329	$9,195	$27,943	$20,901
Cost of revenues	8,148	5,146	16,369	11,528

Gross margin	5,181	4,049	11,574	9,373
Operating expenses:
Research, development and engineering	1,735	1,474	3,417	2,688
Selling, general and administrative	5,197	4,183	10,488	8,502
Amortization of intangible assets	58	—	116	—

Total operating expenses	6,990	5,657	14,021	11,190

Operating loss	(1,809)	(1,608)	(2,447)	(1,817)
Interest (expense) income, net	(13)	2	(25)	1
Foreign currency exchange gain (loss)	70	(157)	(300)	22

Loss before income taxes	(1,752)	(1,763)	(2,772)	(1,794)
Provision for (benefit from) income taxes	(2)	(7)	37	44

Net loss	$(1,750)	$(1,756)	$(2,809)	$(1,838)

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.32)	$(0.22)

Number of shares used in computing basic and diluted per share amounts	8,676	8,298	8,658	8,293

Comprehensive loss
Net loss	$(1,750)	$(1,756)	$(2,809)	$(1,838)
Foreign currency translation adjustment	(195)	79	589	139

Total comprehensive loss	$(1,945)	$(1,677)	$(2,220)	$(1,699)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended
	December 25, 2010	December 26, 2009
Operating activities
Net loss	$(2,809)	$(1,838)
Non-cash adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	532	754
Gain on disposal of property and equipment	—	(60)
Stock-based compensation	1,726	621
Amortization of other intangible assets	116	—
Net changes in operating assets and liabilities:
Accounts receivable, net	2,252	(1,174)
Inventories	(109)	310
Other current assets	87	(116)
Accounts payable	(2,620)	1,721
Other accrued liabilities and deferred revenues	(881)	339
Accrued restructuring charges	—	(3)
Other long-term liabilities	(66)	30

Net cash (used in) provided by operating activities	(1,772)	584

Investing activities
Purchase of property and equipment	(106)	(71)
Proceeds from sale of property and equipment	—	89

Net cash (used in) provided by investing activities	(106)	18

Financing activities
Principal payments on capital lease	(5)	(19)
Principal payments on long term obligations	(44)	(39)
Proceeds from employee stock incentive program and employee stock purchase plan	108	38
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(63)	(38)

Net cash used in financing activities	(4)	(58)

Effect of exchange rates on cash and cash equivalents	(65)	(51)

Net (decrease) increase in cash and cash equivalents	(1,947)	493
Cash and cash equivalents, beginning of period	8,618	7,501

Cash and cash equivalents, end of period	$6,671	$7,994

Cash paid during the period for:
Interest	$31	$2
Taxes	$9	$19

Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$56	$47

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

2. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and outside directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock, and commencing in fiscal 2011, grants restricted stock units (“RSUs”), on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of December 25, 2010, there were 523,473 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of December 25, 2010, the outstanding options and available shares for issuance are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2001 Stock Option Plan	101,336	251,241
2003 Stock Option Plan	369,855	12,140
2004 Director Option Plan	112,000	18,376
2005 Equity Incentive Plan	931,778	42,053

Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 66,919 and 5,400 shares subject to outstanding options.

Under these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to Adept executive officers and other senior management employees under annual performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to executive and non-executive employees with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Prior to March 2010, annual non-employee director grants vest monthly in equal installments over a four year period. In March 2010, the Board revised the vesting of future annual option grants of 6,000 shares to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the grant is made, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the six months ended December 25, 2010 has been accounted for as an equity instrument.

The Company recorded $1.7 million and $621,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the six months ended December 25, 2010 and December 26, 2009, respectively, for its stock plans, ESPP, and the MobileRobots Inc. (“MRI”) acquisition-related equity grants for which continued employment is a condition for release. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carryforwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the six months ended December 25, 2010 and December 26, 2009 were $3.50 and $1.69, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the six months ended December 25, 2010 and December 26, 2009 were $2.25 and $1.25, respectively, using the following weighted average assumptions:

	Six Months Ended December 25, 2010		Six Months Ended December 26, 2009
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	1.00%	0.17%	0.90%	0.24%
Expected life (in years)	5.77	0.49	4.28	0.66
Expected volatility	87%	75%	86%	102%
Dividend yield	0%	0%	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options or ESPP shares by Adept’s employees and indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares. The purchase period for the ESPP commencing September 1, 2009 was extended two months to adjust the purchase periods in 2010 to begin on May 1 and November 1 going forward.

For the six months ended December 25, 2010 and December 26, 2009 stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of December 25, 2010 and changes during the six months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2010	1,236	$7.22
Granted	258	$4.96
Exercised	(18)	$2.78
Forfeited or Expired	(36)	$42.74

Outstanding at December 25, 2010	1,440	$5.97	7.32	$754

Vested/Expected to Vest at December 25, 2010	1,394	$6.02	7.27	$727

Exercisable at December 25, 2010	749	$7.21	6.16	$324

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of December 25, 2010 and changes during the six months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2010	9,422	$8.15
Awarded	160,000	4.86
Vested	(17,973)	5.91
Forfeited due to cancellation or for taxes	(11,449)	5.91

Balance at December 25, 2010	140,000	$4.86

As of December 25, 2010, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.35 years for stock options and 0.77 years for stock awards.

During the six months ended December 25, 2010, 30,802 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.

Total common shares outstanding at December 25, 2010 were 9,411,698.

3. Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 25, 2010 and June 30, 2010, the Company had $6.7 million and $8.6 million in cash and cash equivalents, respectively.

Included in the cash and cash equivalents balance at December 25, 2010 was $180,000 of shares in Prudential Financial, Inc. (“Prudential”). Prior to 2004, the Company utilized Prudential for Life, Accidental Death and Dismemberment, and Long Term Disability insurances. In 2006, we were notified by the Department of Labor that due to Prudential’s demutualization, Adept was awarded 3,031 shares. The shares awarded were based on our premium payments, and as such any employee who contributed premium payments toward Prudential was eligible for a portion of the shares or proceeds. It was agreed with the Department of Labor in 2008 that the Company would payout, in cash, the participating employees’ shares at a rate of $91.36 per share. This price was based on the highest closing price of Prudential stock in 2008 plus interest. The cash amounts were settled as of December 25, 2010 for all employees that were located, and Adept became sole owner of the Prudential shares. Any funds owed to previous employees we are unable to locate will be submitted to the State of California’s Unclaimed Property division. We consider these shares as available-for-sale and intend to sell them in the near term. The Prudential shares are held at fair value.

Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	December 25, 2010	June 30, 2010
	(unaudited)
Raw materials	$6,581	$6,230
Work-in-process	684	653
Finished goods	2,822	2,789

Total inventory	$10,087	$9,672

5. Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	December 25, 2010	June 30, 2010
	(unaudited)
Machinery and equipment	$4,694	$4,424
Computer equipment	5,368	5,245
Software development costs	1,675	1,675
Office furniture and equipment	1,011	907

	12,748	12,251
Less accumulated depreciation	(11,407)	(10,556)

Net property and equipment	$1,341	$1,695

6. Goodwill and Other Intangible Assets

On June 25, 2010, Adept acquired all outstanding common shares of MobileRobots, referred to as MRI. Goodwill of $148,000 and intangible assets of $1.2 million were acquired as a result of the acquisition of MRI. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.

Intangible assets, subject to amortization, were as follows as of December 25, 2010 and June 30, 2010 (in thousands):

	December 25, 2010			June 30, 2010
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents	$830	$(59)	$771	$830	$—	$830
Customer Base	340	(57)	283	340	—	340

Total	$1,170	$(116)	$1,054	$1,170	$—	$1,170

Amortization expense totaled $58,000 and $116,000 for the three and six months ended December 25, 2010, respectively. No amortization expense was recorded for the three and six months ended December 26, 2009.

A summary of future amortization as of December 25, 2010 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents	$119	$119	$119	$119	$295	$771
Customer Base	113	113	57	—	—	283

Total	$232	$232	$176	$119	$295	$1,054

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

Changes in the Company’s warranty liability for the six-month periods ending December 25, 2010 and December 26, 2009 are as follows (in thousands):

	Six months ended
(unaudited)	December 25, 2010	December 26, 2009
Balance at beginning of period	$1,328	$1,179
Provision for warranties issued	240	310
Warranty claims	(518)	(344)

Balance at end of period	$1,050	$1,145

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

9. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $37,000 for the six months ended December 25, 2010 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes. The Company recorded a tax provision of $44,000 for the six months ended December 26, 2009 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $6.8 million and $7.1 million as of December 25, 2010 and June 30, 2010, respectively. Approximately $6.0 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $427,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2009 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2009 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 25, 2010, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $47,000.

10. Loss per Share

Loss per share was determined as follows (in thousands):

	Three months ended		Six months ended
(unaudited)	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Net loss	$(1,750)	$(1,756)	$(2,809)	$(1,838)

Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,676	8,298	8,658	8,293

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.32)	$(0.22)

The computation of diluted net loss per share for the three months ended December 25, 2010 does not include 855,574 options to purchase shares, 712,518 shares of unvested restricted stock and 148,000 restricted stock units. The computation of diluted net loss per share for the three months ended December 26, 2009 does not include 1,555,949 options to purchase shares.

The computation of diluted net loss per share for the six months ended December 25, 2010 does not include 776,313 options to purchase shares, 712,518 shares of unvested restricted stock and 148,000 restricted stock units. The computation of diluted net loss per share for the six months ended December 26, 2009 does not include 1,548,609 options to purchase shares.

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

	Three months ended		Six months ended
(unaudited)	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Revenues:
Robotics	$10,154	$6,724	$22,104	$16,179
Services and Support	3,175	2,471	5,839	4,722

Total revenues	$13,329	$9,195	$27,943	$20,901

Segment operating income (loss):
Robotics	$311	$251	$2,289	$2,006
Services and Support	676	224	1,077	898

Segment operating income	987	475	3,366	2,904
Unallocated research, development and engineering and general and administrative	(2,738)	(2,083)	(5,697)	(4,721)
Amortization of intangible assets	(58)	—	(116)	—

Operating loss	(1,809)	(1,608)	(2,447)	(1,817)

Net interest (expense) income	(13)	2	(25)	1
Foreign currency exchange gain (loss)	70	(157)	(300)	22

Loss before income taxes	$(1,752)	$(1,763)	$(2,772)	$(1,794)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three months ended		Six months ended
(unaudited)	December 25, 2010	December 26, 2009	December 25, 2010	December 26, 2009
Revenues:
United States	$4,236	$3,561	$8,851	$6,800
Europe	7,048	3,474	12,580	8,620
Asia	1,800	1,763	6,027	4,821
All other countries	245	397	485	660

Total	$13,329	$9,195	$27,943	$20,901

	December 25, 2010	June 30, 2010
	(unaudited)
Long-lived assets:
United States	$1,207	$1,514
All other countries	256	298

Total long-lived tangible assets	$1,463	$1,812

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $70,000 and $(300,000) for the three and six months ended December 25, 2010, respectively, and $(157,000) and $22,000 for the three and six months ended December 26, 2009, respectively.

The foreign currency transaction gains recorded in the three months ended December 25, 2010 were mainly generated from realized and unrealized gains related to the non-permanent intercompany debt and the strengthening dollar against the euro. The foreign currency transaction losses recorded in the six months ended December 25, 2010 were mainly generated from payables due in yen which strengthened against the dollar during the periods and the realized and unrealized losses related to non-permanent intercompany debt.

The foreign currency transaction gains (losses) recorded in the three and six months ended December 26, 2009 were primarily due to realized and unrealized gains related to the non-permanent intercompany debt.

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

The MRI stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period expiring eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. The expiration for the core corporate and intellectual property representations expires on the second anniversary from the close of the acquisition and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At June 25, 2010
Current assets	$1,196
Property and equipment	91
Intangible assets	1,170
Goodwill	148

Total assets acquired	$2,605

Current liabilities	$515
Long-term debt	10

Total liabilities assumed	$525

Net assets acquired	$2,080

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

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of December 25, 2010 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$7,696	$2,077	$1,517	$1,416	$1,366	$1,320
Capital Lease Obligations	28	12	13	3	—	—

Total	$7,724	$2,089	$1,530	$1,419	$1,366	$1,320

15. Subsequent Events

Merger Agreement to Acquire InMoTx, Inc.

On January 10, 2011, Adept completed the acquisition of InMoTx, Inc. (“InMoTx”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated January 4, 2011 with InMoTx and an individual serving as the representative of the InMoTx shareholders, by the merger of InMoTx with a subsidiary of Adept (the “Merger”). Based in Denmark, InMoTx is a provider of industry leading technology for the global food processing market.

Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders, all of which are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the Merger, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept has also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%), and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013.

During the three-month period ended December 25, 2010, Adept incurred $0.3 million in costs associated with the acquisition of InMoTx, which are included in our SG&A for the three months ended December 25, 2010. Adept used its revolving line (as described below) to finance the cash consideration paid upon the Merger and acquisition-related expenses. At January 22, 2011 the line of credit balance had increased to $3.9 million.

Amendment to Silicon Valley Bank Credit Agreement

On December 30, 2010, Adept entered into an Amendment No. 2 to Loan and Security Agreement with Silicon Valley Bank (“SVB”) to amend the Loan and Security Agreement, dated May 1, 2009, as previously amended on June 15, 2010 (collectively with the most recent amendment, the “Amended Loan Agreement”) for its revolving line of credit which is also described in this quarterly report on Form 10-Q under the section entitled “Liquidity and Capital Resources”.

The most recent amendment modified one of the financial covenants Adept must meet during the term of the revolving line. As modified, the covenant requires that, measured as of the end of each month during the period from December 1, 2010 through February 28, 2011, aggregate adjusted EBITDA for the month then ending and the five preceding months (“rolling six-month adjusted EBITDA”) must be not less than $1 (revised from $500,000, prior to the amendment). The amendment also modified the definition of adjusted EBITDA to increase the amount of acquisition-related expenses and restructuring charges that can be excluded in calculating EBITDA from $1,000,000 to $2,000,000. The remainder of the financial and other covenants remain the same. The rolling six month adjusted EBITDA amounts in the Amended Loan Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results.

Pursuant to the Amended Loan Agreement and related agreements, Adept and certain of its subsidiaries granted SVB a security interest in substantially all of their respective assets. Upon completion of the acquisition of InMoTx on January 10, 2011, InMoTx also became a party to the security arrangements for the revolving line.

The foregoing description of the Amended Loan Agreement is qualified in its entirety by reference to the full text of the Loan and Security Agreement and ancillary agreements attached as exhibits to Adept’s quarterly report on Form 10-Q filed May 12, 2009, as amended by the Amendment No. 1 to Loan and Security Agreement attached as an exhibit to Adept’s filing on Form 8-K dated June 17, 2010, and as further amended by the Amendment No. 2 to Loan and Security Agreement attached as an exhibit to Adept’s filing on Form 8-K dated January 5, 2011.

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

•	the economic environment affecting us and the markets we serve, and the impact of our restructuring efforts in response to the economic environment;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements;

•	our ability to successfully integrate and grow the MobileRobots and InMoTx businesses and other businesses we may acquire;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services; and

•	plans for future acquisitions of products, technologies and businesses.

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

OVERVIEW

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. We also have autonomous robot and fleet management capabilities that enhance our offerings for target markets. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

Recent Acquisitions

On January 10, 2011 we acquired InMoTx, Inc. (“InMoTx”), a privately-held provider of robotic gripping technology for the global food processing market, based in Denmark, pursuant to a merger agreement dated January 4, 2011, under which we paid approximately $1.5 million and issued 299,979 shares of Adept Common Stock, and have agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) plus an additional two percent (2%) to a specified individual of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013. The results of InMoTx’s operations will be included in our consolidated financial statements going forward.

On June 25, 2010, we acquired MobileRobots Inc., a privately-held provider of autonomous robot and automated guided vehicle technologies based in New Hampshire, pursuant to a merger agreement dated June 13, 2010, under which we paid approximately $1.0 million in cash and issued 763,359 shares of Adept Common Stock. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011. The results of MobileRobots’ operations have been included in our consolidated financial statements since June 25, 2010.

Strategy

Our strategy focuses on a few specific industries where the use of robotic automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, medical, disk drive/electronics and solar. Currently, we are focusing the majority of our investments on the global packaging market, where new applications have continued to emerge even during the last two years of economic weakness and where our Quattro robot has been well received. Our acquisition of InMoTx in January 2011 is expected to further strengthen our offerings for the packaging market, as InMoTx brings differentiating technology for global food processing applications. While we believe that the packaging market provides the greatest growth opportunity for us in the near term, we are also investing in the medical and solar markets, although at a less aggressive pace, to ensure we are able to participate in these opportunities as they develop and expand. In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation environments and ramp up their production operations. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.

Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for acquisition. Our focus is on pursuing acquisitions that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale. During the fourth quarter of fiscal 2010, we acquired MobileRobots, a provider of autonomous robot and automated guided vehicle technologies. At the beginning of the third quarter of fiscal 2011, we acquired InMoTx, a provider of robotic gripping technology for the global food processing market.

Operationally, we have undertaken restructuring and other cost reduction actions in past periods to establish our current financial model, which emphasizes cost efficiency with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash.

Trends in Our Business

During the first six months of fiscal 2011, our revenues grew 34% compared with the first six months of the previous year, driven in part by stronger sales demand from some of our traditional markets, including the automotive and industrial markets in Germany, the worldwide consumer electronics market and the market for replacement parts for Adept robots. We are encouraged by these signs of returning demand from these industries and believe that they indicate a more positive environment for capital spending in these markets going forward. We also benefited from the addition of revenue from the acquired MobileRobots business, which contributed approximately $1.9 million in sales through the end of the second quarter. At the same time, sales from our target packaging and medical markets have remained relatively flat year to date, and the timing of orders in these markets continues to vary. We believe that our acquisition of InMoTx will help drive future growth in the packaging market, as the gripping technology that InMoTx brings provides a unique advantage in certain vertical markets, such as hygienic packaging of meat and poultry. Sales to the solar market increased in the first six months of fiscal 2011, but solar sales remains a relatively small component of our total revenue. Sales growth in the first six months of fiscal 2011 was somewhat offset by a sharp slowdown in orders from the disk drive market in the second quarter of fiscal 2011, as this industry entered a cyclical downturn. While it is difficult to predict the timing of investment cycles within the disk drive industry, we believe that capital spending in this market will remain constrained for at least the next two to three quarters. On a geographic basis, our U.S. sales increased 19% in the second quarter and 30% in the first six months of fiscal 2011 compared with the prior year. Year to date growth was driven primarily by new revenue from the acquired MobileRobots business in both the first and second quarters of fiscal 2011, as well as higher sales to the disk drive market in the first quarter of fiscal 2011. In the second quarter of fiscal 2011 growth was primarily the result of new MobileRobots revenue. We believe sales to the packaging and medical markets will comprise an increasing portion of our U.S. business over time and that our new mobile robots technology will enable us to address new opportunities in the logistics, medical and consumer electronics markets.

In Asia, significantly lower disk drive sales in the second quarter of fiscal 2011 were offset by higher sales from the solar and consumer electronic markets, resulting in relatively flat revenues overall compared with the prior year. For the first six months of fiscal 2011, revenues in Asia grew 25% compared to the prior year, primarily as a result of strong disk drive sales during the first quarter. We believe that the packaging and solar markets in Asia also present us with significant opportunities over time, and during fiscal 2011 we plan to open an office in China to capitalize on these opportunities.

European sales grew 103% in the second quarter of fiscal 2011 and 46% in the first six months of fiscal 2011 compared with the same periods of the previous year, primarily as a result of higher sales of both new and remanufactured products to the traditional automotive and industrial markets in Germany. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive electronics and industrial, and in our target growth markets, including packaging and solar.

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

Additionally, in the second quarter of fiscal 2011, we introduced the Adept Quattro s800H, which expands the high-throughput capabilities of our Quattro robot family to address applications with larger work space requirements.

We believe that as the packaging industry continues to move away from manual labor and outdated packaging machinery, these latest platforms place us in a very strong position to benefit from the increasing demand for more dexterous, flexible and affordable robotic solutions.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three- and six-month periods ended December 25, 2010. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2011 second fiscal quarter ended December 25, 2010. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2010.

Results of Operations

Revenues. Summary information by product segment for the three and six months ended December 25, 2010 and December 26, 2009 is as follows (in thousands, except %):

Revenue by Segment (unaudited)	Three months ended December 25, 2010	% Change	Three months ended December 26, 2009	Six months ended December 25, 2010	% Change	Six months ended December 26, 2009
Robotics
Revenues	$10,154	51%	$6,724	$22,104	37%	$16,179
Percentage of total revenues	76%		73%	79%		77%
Services and Support
Revenues	3,175	28%	2,471	5,839	24%	4,722
Percentage of total revenues	24%		27%	21%		23%

Total Revenues	$13,329	45%	$9,195	$27,943	34%	$20,901

For the three months ended December 25, 2010, revenues were $13.3 million, an increase of 45% from revenues of $9.2 million for the three months ended December 26, 2009. Revenues for the six months ended December 25, 2010 were $27.9 million, an increase of 34% from revenues of $20.9 million for the six months ended December 26, 2009. The increase in total revenues during the three and six months ended December 25, 2010 was the result of higher sales from both our Robotics and our Service and Support segments.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $10.2 million for the three months ended December 25, 2010, up 51% from $6.7 million for the three months ended December 26, 2009. For the six months ended December 25, 2010, robotics revenues were $22.1 million, up 37% from $16.2 million during the six months ended December 26, 2009. The increase in both the three- and six-month periods ending December 25, 2010 was primarily the result of higher sales in many of our traditional and target markets, including a 176% increase in sales to the automotive and industrial markets in Germany and the inclusion of approximately $1.9 million in new revenue from the acquired MobileRobots business year to date. Sales of replacement parts and components to existing customers grew more than 60% in both the three- and six-month periods ended December 25, 2010, in part due to return of activity in the automotive and industrial markets. Packaging revenue, which increased 60% in the second quarter of fiscal 2011 compared with the second quarter of last year, was relatively unchanged in the first six months of fiscal 2011 compared with the same periods of the previous year, as the timing of orders in the market continues to vary. Disk drive revenue, which is recorded both in Asia and in the U.S., was down 53% in the second quarter and down 10% in the first six months of fiscal 2011 compared with the prior year periods, due to a cyclical slowdown in orders from this industry.

Services and Support revenues, which result from the sale of robotics services and support as well as remanufactured robot systems, were $3.2 million for the three months ended December 25, 2010, up 28% from $2.5 million for the three months ended December 26, 2009. For the six months ended December 25, 2010, Services and Support revenues were $5.8 million, up 24% from $4.7 million for the six months ended December 26, 2009.

Revenue by geography for the three and six months ended December 25, 2010 and December 26, 2009 is as follows (in thousands, except %):

Revenue by Geography (unaudited)	Three months ended December 25, 2010	% Change	Three months ended December 26, 2009	Six months ended December 25, 2010	% Change	Six months ended December 26, 2009
United States
Revenues	$4,236	19%	$3,561	$8,851	30%	$6,800

Percentage of total revenues	32%		39%	32%		33%

Europe
Revenues	$7,048	103%	$3,474	$12,580	46%	$8,620
Percentage of total revenues	53%		38%	45%		41%
Asia
Revenues	$1,800	2%	$1,763	$6,027	25%	$4,821
Percentage of total revenues	13%		19%	21%		23%
Other countries
Revenues	$245	(38)%	$397	$485	(27)%	$660
Percentage of total revenues	2%		4%	2%		3%

Total International Revenues	$9,093	61%	$5,634	$19,092	35%	$14,101

Percentage of total revenues	68%		61%	68%		67%

Total Revenues	$13,329	45%	$9,195	$27,943	34%	$20,901

Our U.S. revenues were $4.2 million for the three months ended December 25, 2010, up 19% compared with $3.6 million for the three months ended December 26, 2009. For the six months ended December 25, 2010, our domestic revenues were $8.9 million, a 30% increase from $6.8 million for the six months ended December 26, 2009. The increases in both the three- and six-month periods are primarily the result of the addition of revenue from our acquired MobileRobots business. This growth was offset in the second quarter by lower sales into the consumer electronics, medical and other markets, while sales to the packaging market remained relatively flat.

Total international revenues were $9.1 million for the three months ended December 25, 2010, up 61% compared with $5.6 million for the three months ended December 26, 2009. For the six months ended December 25, 2010, total international revenues were $19.1 million, an increase of 35% from $14.1 million for the six months ended December 26, 2009. Higher international revenues during both periods primarily resulted from increased sales in Europe, which grew 103% in the second quarter and 46% in the first six months of fiscal 2011, primarily as a result of a return in demand from the automotive and industrial markets in Germany for both new and remanufactured products. Revenues in Asia were up 25% in the first six months but relatively unchanged in the second quarter of fiscal 2011 compared with the same periods of fiscal 2010, primarily reflecting the cyclicality of orders from the disk drive industry. Revenues from other countries remained a relatively small percentage of the Company’s sales in the fiscal 2011 periods.

Gross Margin. Summary information on gross margin for the three and six months ended December 25, 2010 and December 26, 2009 is as follows (in thousands, except %):

(unaudited)	Three months ended December 25, 2010	% Change	Three months ended December 26, 2009	Six months ended December 25, 2010	% Change	Six months ended December 26, 2009
Revenues	$13,329		$9,195	$27,943		$20,901
Gross margin	5,181	28%	4,049	11,574	23%	9,373
Gross margin %	38.9%		44.0%	41.4%		44.8%

Gross margin as a percentage of revenues was 38.9% for the three months ended December 25, 2010, compared to 44.0% for the three months ended December 26, 2009. For the six months ended December 25, 2010, gross margin as a percentage of revenues was 41.4%, compared to 44.8% for the six months ended December 26, 2009. Lower gross margin in the second quarter of fiscal 2011 compared with the same quarter of the prior year primarily resulted from under absorption of manufacturing expenses slightly higher warranty expense and the impact of currency exchange in the period. During the first six months of fiscal 2011, gross margin also was negatively impacted by the lower value of the dollar as compared with the yen, as some of our components are sourced in Japan and paid for in local currency.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

Research, Development and Engineering Expenses for the three and six months ended December 25, 2010 and December 26, 2009 are as follows (in thousands, except %):

(unaudited)	Three months ended December 25, 2010	% Change	Three months ended December 26, 2009	Six months ended December 25, 2010	% Change	Six months ended December 26, 2009
Expenses	$1,735	18%	$1,474	$3,417	27%	$2,688
Percentage of revenues	13%		16%	12%		13%

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

R&D expenses for the three months ended December 25, 2010 were $1.7 million, or 13% of revenues, up 18% from $1.5 million, or 16% of revenues for the three months ended December 26, 2009. For the six months ended December 25, 2010, R&D expenses were $3.4 million, or 12% or revenues, an increase of 27% from $2.7 million, or 13% of revenues for the six months ended December 26, 2009. Higher R&D expenses in the three- and six-month periods ended December 25, 2010 compared with the prior year periods were the result of the addition of expenses for MobileRobots, of which salary and stock compensation expense are the primary components, as well as reinstatement of employee salaries, which were reduced as a result of the economic downturn during approximately the first half of fiscal 2010.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses for the three and six months ended December 25, 2010 and December 26, 2009 are as follows (in thousands, except %):

(unaudited)	Three months ended December 25, 2010	% Change	Three months ended December 26, 2009	Six months ended December 25, 2010	% Change	Six months ended December 26, 2009
Expenses	$5,197	24%	$4,183	$10,488	23%	$8,502
Percentage of revenues	39%		45%	38%		41%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.2 million, or 39% of revenues, for the three months ended December 25, 2010, up 24% from $4.2 million, representing 45% of revenues for the three months ended December 26, 2009. For the six months ended December 25, 2010, SG&A expenses were $10.5 million, or 38% of revenues, up 23% compared to $8.5 million, or 41% of revenues for the six months ended December 26, 2009. Higher SG&A expenses during the three- and six-month periods ended December 25, 2010 compared with the prior year periods were the result of the addition of expenses for MobileRobots, of which salary and stock compensation expense are the primary components, reinstatement of employee salaries, which were reduced as a result of the economic downturn during the first half of fiscal 2010, and costs related to the acquisition of InMoTx.

Amortization. Amortization expense totaled $58,000 and $116,000 for the three and six months ended December 25, 2010, respectively, for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010. No amortization expense was recorded for the three and six months ended December 26, 2009.

Stock Compensation Expense. Stock-based compensation expense was $931,000 and $1.7 million for the three and six months ended December 25, 2010, respectively, and $280,000 and $621,000 for the three and six months ended December 26, 2009, respectively, for our stock option plans, ESPP and restricted stock grants. The increase in expense is due to the restricted stock issued in connection with our acquisition of MobileRobots and the first and second quarter vesting of the fiscal 2010 management performance awards. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Operating Loss. We recorded an operating loss of $1.8 million for the three months ended December 25, 2010, compared with an operating loss of $1.6 million for the three months ended December 26, 2009. For the six months ended December 25, 2010, we recorded an operating loss of $2.4 million, compared with an operating loss of $1.8 million recorded for the six months ended December 26, 2009. Higher operating losses recorded in both periods were the result of higher operating expenses as a result of the Company’s restoration of salaries that had been reduced in the first half of fiscal 2010, increased overhead due to our acquisition of MobileRobots and lower gross profit margin, partially offset by higher revenues.

Interest Income (Expense), Net. We recorded interest expense, net of $13,000 for the three months ended December 25, 2010 compared with interest income, net of $2,000 for the three months ended December 26, 2009. For the six months ended December 25, 2010, interest expense, net was $25,000, compared to interest income, net of $1,000 for the six months ended December 26, 2009. The increase in interest expense during the three and six months ended December 25, 2010 was primarily due to the result of our increased line of credit balance, which increased late in the fourth quarter of 2010 due to the financing of our acquisition of MobileRobots.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded foreign currency transaction gains of $70,000 for the three months ended December 25, 2010 and foreign currency transaction losses of $157,000 for the three months ended December 26, 2009. For the six months ended December 25, 2010, we recorded a loss on foreign currency transactions of $300,000, while we recorded a gain on foreign currency transactions of $22,000 for the six months ended December 26, 2009. The foreign currency transaction gains recorded in the three months ended December 25, 2010 were mainly generated from realized and unrealized gains related to the non-permanent intercompany debt and the strengthening dollar against the euro. The foreign currency transaction losses recorded in the six months ended December 25, 2010 were mainly generated from payables due in yen which strengthened against the dollar during the periods and the realized and unrealized losses related to non-permanent intercompany debt. The foreign currency transaction gains (losses) recorded in the three and six months ended December 26, 2009 were primarily due to realized and unrealized gains related to the non-permanent intercompany debt.

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

We recorded a tax benefit of $2,000 and a tax provision of $37,000 for the three and six months ended December 25, 2010, which related primarily to foreign tax of certain foreign entities. We recorded a tax benefit of $7,000 and a tax provision of $44,000 for the three and six months ended December 26, 2009, respectively due to foreign tax of certain foreign entities. We have net operating losses which we expect to be sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of December 25, 2010, cash and cash equivalents were $6.7 million, a decrease of $1.9 million from $8.6 million as of June 30, 2010.

Operating Activities: Adept used $1.8 million of cash from operating activities for the six months ended December 25, 2010. Net loss of $2.8 million and other uses of cash in operating activities were partially offset by non-cash charges, including depreciation and amortization of $648,000 and stock-based compensation of $1.7 million. Included in other uses of cash in operating activities was a net decrease in other accrued liabilities and deferred revenues of $881,000, an increase in inventories of $109,000, a reduction in accounts payable of $2.6 million, partially offset by a decrease in accounts receivable of $2.3 million.

Investing Activities: Adept made $106,000 of capital purchases during the six months ended December 25, 2010.

Financing Activities: Adept used $4,000 of cash for financing activities during the six months ended December 25, 2010. The company made principal payments of $44,000 on long-term notes, paid $5,000 on capital leases, and used $63,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The company received proceeds of $108,000 from the purchase of stock through Adept’s employee stock option incentive program.

Included in cash and cash equivalents were $180,000 in marketable securities in Prudential, acquired as part of a demutualization settlement in 2006. As of January 7, 2011, Adept had authorized the sale of all shares held, however as of this date the sale was not finalized and the sale price not determined. Additional information regarding the Prudential share award is contained in Note 3 to the Financial Statements.

Liabilities: In connection with the acquisition of MRI in June 2010, we established certain contingent liabilities. Contingent consideration payable to the former MRI stockholders includes $2.9 million payable in shares of restricted stock to be released on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of certain selling stockholders and subject to the indemnification obligations of the stockholders, and the potential payment in cash of up to an aggregate $320,000 to employees of MRI after fiscal 2011 if certain MRI product revenue targets are met for fiscal 2011.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, provide us with sufficient liquidity for at least the next 12 months.

Silicon Valley Bank Line of Credit: We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. On December 30, 2010, Adept entered into an Amendment No. 2 to Loan and Security Agreement with Silicon Valley Bank to amend the Loan and Security Agreement, dated May 1, 2009, as previously amended on June 15, 2010. When we refer to the Loan and Security Agreement, we refer to the agreement as amended by Amendments No. 1 and 2.

The most recent amendment modified one of the financial covenants Adept must meet during the term of the Revolving Line. As modified, the covenant requires that, measured as of the end of each month during the period from December 1, 2010 through February 28, 2011, aggregate adjusted EBITDA for the month then ending and the five preceding months (“rolling six-month adjusted EBITDA”) must be not less than $1 (revised from $500,000, prior to the amendment). The amendment also modified the definition of adjusted EBITDA to increase the amount of acquisition-related expenses and restructuring charges that can be excluded in calculating EBITDA from $1,000,000 to $2,000,000. The remainder of the financial and other covenants remain the same. The rolling six month adjusted EBITDA amounts in the amended Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results

Under the revolving line, Adept may borrow, in U.S. dollars, amounts not to exceed the lesser of $5 million, or the sum of 80% of our eligible accounts receivable, plus 50% of our eligible inventory, plus the amount, if any, by which Adept’s and certain of our subsidiaries’ unrestricted cash held in SVB accounts exceeds $3 million. The Loan and Security Agreement specifies the criteria for determining eligible accounts receivable and inventory, and limits the eligibility of foreign accounts receivable and inventory.

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

The revolving line will mature on June 15, 2012, unless Adept terminates it earlier upon written notice to SVB. Adept must meet certain financial covenants during the term of the Loan and Security Agreement. We are required to maintain a minimum “Adjusted Quick Ratio” of 1.25 to 1.0. The Adjusted Quick Ratio is the ratio of our unrestricted cash and cash equivalents plus accounts receivable (net of reserves), to current liabilities. We also are required to maintain liquidity (domestic cash plus up to $1.5 million of the available borrowing base under the revolving line) of at least $3.5 million. In addition, our rolling six-month adjusted EBITDA, as defined in the Loan and Security Agreement, must equal or exceed specified amounts (which are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results).

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

Adept would be deemed to be in default under the Loan and Security Agreement if we failed to timely pay any amount owed to SVB; if we failed to comply with specified financial and other covenants, including those listed above; if we otherwise materially breached, without cure, any of our representations under or other provisions in the loan documents; if there occurs a material adverse change in our or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of our obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in our or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that we will not meet our financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if we fail to pay amounts due under or otherwise materially breaches any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if we lose government approvals or become subject to certain governmental actions that could materially adversely affect us. Upon a default, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce its security interest against the collateral. Adept was in compliance with the covenants of the amended Loan and Security Agreement as of December 25, 2010 and at December 30, 2010.

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

At December 25, 2010 Adept had an outstanding principal balance of $1.0 million under the revolving line, which was borrowed in connection with the acquisition of MRI and bears interest at SVB’s announced prime rate plus 1.75%. At January 22, 2011, Adept had an outstanding principal balance of $3.9 million under the revolving line. In January 2011, we utilized the line of credit to finance the cash portion of the acquisition consideration for InMoTx and acquisition-related expenses. Additional information about the acquisition and the use of the line of credit is provided in Note 15 Subsequent Events to the Financial Statements. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future.

The foregoing description of the Loan and Security Agreement and ancillary agreements is qualified in its entirety by reference to the full text of the Loan and Security Agreement and ancillary agreements attached as exhibits to Adept’s quarterly report on Form 10-Q filed May 12, 2009, as amended by the Amendment No. 1 to Loan and Security Agreement attached as an exhibit to Adept’s filing on Form 8-K dated June 17, 2010, and as further amended by the Amendment No. 2 to Loan and Security Agreement attached as an exhibit to Adept’s filing on Form 8-K dated January 5, 2011.

New Accounting Pronouncements

There have been no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the fiscal quarter ended December 25, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 25, 2010, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of December 25, 2010, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2010 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption from such requirement.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. During the second quarter of fiscal year 2011, we continued to evaluate and strengthen MRI systems and controls and make revisions accordingly to ensure effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) since the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Common Stock Forfeitures for Tax Withholdings

On October 1, 2010, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
September 26, 2010 to December 25, 2010	7,369	$5.70

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

In connection with the resignation of the Company’s Vice President of Worldwide Operations to be effective on February 11, 2011, the Company entered into a Separation Agreement and Release of All Claims (the “Separation Agreement”) on February 4, 2011 with the officer after approval of the Board of Directors of such agreement. The Separation Agreement provides for continued payment of Mr. David Pap Rocki’s salary, benefits and accrued vacation through the effective date of his termination of employment, a separation payment of approximately $76,000 and for the unvested restricted stock granted to Mr. Pap Rocki pursuant to the Company’s Fiscal 2010 Performance Plan and the 2005 Equity Incentive Plan (the “Restricted Stock”) to remain outstanding upon and after termination with full acceleration of vesting on the date specified in the Agreement (and no further vesting prior thereto), less in each case, appropriate tax withholdings. The Separation Agreement also provides for health and medical insurance provided at the Company’s expense, customary releases of claims and certain other matters, subject to the terms and conditions set forth therein.

Submission of Matters to a Vote of Security Holders

The required disclosure for this item was included in Adept’s quarterly report on Form 10-Q for its first quarter of fiscal 2011.

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
John Dulchinos
President and Chief Executive Officer

Date: February 7, 2011

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein.

2.5+**	Agreement and Plan of Merger among Adept Technology, Inc. and InMoTx, Inc., Fast Food Acquisition Inc., and Robert Spears, as Stockholder Agent, dated as of January 4, 2011.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*+	Amended and Restated 2004 Director Option Plan, as amended.

10.2* +	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended.

10.3*+	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended.

10.4*+	Separation Agreement and Release of All Claims between David Pap Rocki and Adept Technology, Inc. dated February 4, 2011.

10.5	Amendment No. 2 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q
**	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.