Form 10-Q
period 2011-03-26
ADEPT TECHNOLOGY INC
filed 2011-05-10
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

The number of shares of the Registrant’s common stock outstanding as of May 3, 2011 was 9,738,135.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 26, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,309	$8,618
Restricted cash	115	—
Accounts receivable, less allowance for doubtful accounts of $381 and $505 at March 26, 2011 and June 30, 2010, respectively	10,383	12,694
Inventories	10,318	9,672
Other current assets	545	461

Total current assets	28,670	31,445
Property and equipment, net	1,473	1,695
Goodwill	1,622	148
Other intangible assets, net	2,288	1,170
Other assets	562	534

Total assets	$34,615	$34,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,945	$9,364
Accrued payroll and related expenses	2,137	1,789
Accrued warranty expenses	1,051	1,328
Deferred revenue	281	64
Accrued income tax, current	680	574
Accrued restructuring expenses	496	—
Other accrued liabilities	676	430

Total current liabilities	12,266	13,549
Long-term liabilities:
Deferred income tax, long-term	407	457
Line of credit	3,900	1,000
Long-term obligations	319	583

Total liabilities	16,892	15,589

Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,715 shares issued and 9,710 shares outstanding at March 26, 2011 and 9,219 shares issued and 9,214 shares outstanding at June 30, 2010.	171,348	168,215
Treasury stock, at cost, 5 shares at March 26, 2011 and June 30, 2010	(42)	(42)
Accumulated deficit	(154,595)	(148,517)
Accumulated other comprehensive income (loss)	1,012	(253)

Total stockholders’ equity	17,723	19,403

Total liabilities and stockholders’ equity	$34,615	$34,992

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended		Nine months ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Revenues	$12,760	$14,257	$40,703	$35,158
Cost of revenues	7,042	8,159	23,411	19,687

Gross margin	5,718	6,098	17,292	15,471
Operating expenses:
Research, development and engineering	2,119	1,319	5,536	4,007
Selling, general and administrative	5,780	4,405	16,268	12,907
Restructuring charges	595	—	595	—
Amortization of intangible assets	97	—	213	—

Total operating expenses	8,591	5,724	22,612	16,914

Operating income (loss)	(2,873)	374	(5,320)	(1,443)
Interest income (expense), net	(39)	2	(64)	3
Foreign currency exchange gain (loss)	(343)	203	(643)	225

Income (loss) before income taxes	(3,255)	579	(6,027)	(1,215)
Provision for (benefit from) income taxes	14	(17)	51	27

Net income (loss)	$(3,269)	$596	$(6,078)	$(1,242)

Basic net income (loss) per share	$(0.37)	$0.07	$(0.70)	$(0.15)

Diluted net income (loss) per share	$(0.37)	$0.07	$(0.70)	$(0.15)

Number of shares used in computing basic per share amounts	8,892	8,424	8,736	8,337

Number of shares used in computing diluted per share amounts	8,892	8,442	8,736	8,337

Comprehensive income (loss)
Net income (loss)	$(3,269)	$596	$(6,078)	$(1,242)
Foreign currency translation adjustment	676	(565)	1,265	(426)

Total comprehensive income (loss)	$(2,593)	$31	$(4,813)	$(1,668)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	March 26, 2011	March 27, 2010
Operating activities
Net loss	$(6,078)	$(1,242)
Non-cash adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(10)	—
Depreciation	796	1,095
Gain on disposal of property and equipment	(55)	(62)
Stock-based compensation	2,616	846
Amortization of other intangible assets	213	—
Net changes in operating assets and liabilities:
Accounts receivable, net	3,061	(4,066)
Inventories	377	117
Other current assets	205	(168)
Accounts payable	(2,149)	3,413
Other accrued liabilities and deferred revenues	(920)	855
Accrued restructuring charges	18	(3)
Other long-term liabilities	(58)	30

Net cash (used in) provided by operating activities	(1,984)	815

Investing activities
Purchase of property and equipment	(377)	(102)
Proceeds from sale of property and equipment	55	89
Payment for purchase of InMoTx, Inc., net of cash acquired	(1,462)	—
Restricted cash received	(115)

Net cash used in investing activities	(1,899)	(13)

Financing activities
Borrowings from line of credit	2,900	—
Borrowings from long-term debt	11	—
Principal payments on capital lease	(8)	(21)
Principal payments on long-term obligations	(50)	(40)
Proceeds from employee stock incentive program and employee stock purchase plan	137	38
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(120)	(52)

Net cash provided by (used in) financing activities	2,870	(75)

Effect of exchange rates on cash and cash equivalents	(296)	(61)

Net (decrease) increase in cash and cash equivalents	(1,309)	666
Cash and cash equivalents, beginning of period	8,618	7,501

Cash and cash equivalents, end of period	$7,309	$8,167

Cash paid during the period for:
Interest	$43	$2
Taxes	$9	$22

Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$106	$84
The Company purchased all of the capital stock of InMoTx, Inc.:
Fair value of assets acquired, net of cash acquired	$484	$—
Goodwill and intangible assets acquired	2,771	—
Liabilities assumed	(735)	—
Common stock issued	(978)	—
Fair value of contingent cash consideration payable	(80)	—

Cash payment for purchase of InMoTx, Inc., net of cash acquired	$1,462	$—

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

2. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock, and commencing in fiscal 2011, grants restricted stock units (“RSUs”), on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans currently in effect and used by Adept, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of March 26, 2011, there were 523,473 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of March 26, 2011, the outstanding options, restricted shares, RSU’s and available shares remaining for issuance are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2001 Stock Option Plan	101,076	251,501
2003 Stock Option Plan	346,355	35,349
2004 Director Option Plan	112,000	18,376
2005 Equity Incentive Plan	894,380	84,905

Adept has 468,956 shares of restricted stock issued outside of our equity incentive plans in connection with the acquisitions of MobileRobots Inc. (“MobileRobots”) and InMoTx, Inc. (“InMoTx”). The Company granted 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the stockholders as described in Note 13 Acquisitions. The Company has also made a grant of 100,000 shares of restricted stock in connection with the acquisition of InMoTx to vest on the third anniversary of the acquisition contingent upon the continued employment of the grant recipient.

Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which have, respectively, 60,138 and 4,800 shares subject to outstanding options.

Under these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to Adept executive officers and other senior management employees under annual performance programs pursuant to the 2005

Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to employees with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Grants of restricted stock units made or to be made to Adept executive officers and other senior employees under the fiscal 2011 performance programs pursuant to the 2005 Equity Incentive Plan provide for vesting and settlement in shares of common stock quarterly over the two years following the end of fiscal 2011. Under the director option plan, initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual non-employee director grants made prior to March 2010 vest monthly in equal installments over a four year period. In March 2010, the Board revised director compensation so that the future annual option grants of 6,000 shares to non-employee directors vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board.

The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes the stock compensation expense ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the nine months ended March 26, 2011 has been accounted for as an equity instrument.

The Company recorded $2.6 million and $846,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the nine months ended March 26, 2011 and March 27, 2010, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity grants for which continued employment is a condition for release. Stock compensation expense for the current period includes $498,000 of accelerated stock compensation expense related to employee terminations that were part of our restructuring activities, and has been classified as restructuring expense. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the nine months ended March 26, 2011 and March 27, 2010 were $3.49 and $1.59, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the nine months ended March 26, 2011 and March 27, 2010 were $2.25 and $1.25, respectively, using the following weighted average assumptions:

	Nine Months Ended March 26, 2011		Nine Months Ended March 27, 2010
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	1.04%	0.17%	0.77%	0.24%
Expected life (in years)	5.77	0.49	3.64	0.66
Expected volatility	87%	75%	86%	102%
Dividend yield	0%	0%	0%	0%

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

For the nine months ended March 26, 2011 and March 27, 2010 stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of March 26, 2011 and changes during the nine months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2010	1,236	$7.22
Granted	285	$4.95
Exercised	(29)	$2.70
Forfeited or Expired	(103)	$20.56

Outstanding at March 26, 2011	1,389	$5.85	7.17	$563

Vested/Expected to Vest at March 26, 2011	1,350	$5.90	7.13	$547

Exercisable at March 26, 2011	761	$6.89	6.16	$273

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of March 26, 2011 and changes during the nine months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2010	9,422	$8.15
Awarded	160,000	4.87
Vested	(40,118)	5.34
Forfeited due to cancellation or for taxes	(24,304)	5.34

Balance at March 26, 2011	105,000	$4.87

As of March 26, 2011, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.25 years for stock options and 1.69 years for stock awards.

During the nine months ended March 26, 2011, 30,802 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.

Total common shares outstanding at March 26, 2011 were 9,709,885.

3. Cash, Cash Equivalents, Short-Term Investments, and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At March 26, 2011 and June 30, 2010, the Company had $7.3 million and $8.6 million in cash and cash equivalents, respectively.

Included in the cash and cash equivalents balance at March 26, 2011 was $185,000 of shares in Prudential Financial, Inc. (“Prudential”). Prior to 2004, the Company utilized Prudential for Life, Accidental Death and Dismemberment, and Long Term Disability insurances. In 2006, we were notified by the Department of Labor that due to Prudential’s demutualization, Adept was awarded 3,031 shares. The shares awarded were based on our premium payments, and as such any employee who contributed premium payments toward Prudential was eligible for a portion of the shares or proceeds. It was agreed with the Department of Labor in 2008 that the Company would payout, in cash, the participating employees’ shares at a rate of $91.36 per share. This price was based on the highest closing price of Prudential stock in 2008 plus interest. The cash amounts were settled as of December 25, 2010 for all employees that were located and Adept became sole owner of the Prudential shares. Any funds owed to previous employees we are unable to locate will be submitted to the State of California’s Unclaimed Property division. We consider these shares as available-for-sale and intend to sell them in the near term. The Prudential shares are held at fair value.

Realized gains or losses, interest, and dividends are included in interest income.

At March 26, 2011, the Company had $115,000 of restricted cash, of which all is classified as a current asset. The restricted cash is a customer deposit regarding a current project at our InMoTx subsidiary, and use of the cash is restricted until the product is delivered.

The contract was finalized subsequent to our acquisition of InMoTx on January 10, 2011, and the cash will be released at the delivery of the project, which we expect will be in the fourth quarter of fiscal 2011. See Note 13 Acquisitions for further information regarding the acquisition of InMoTx.

4. Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	March 26, 2011	June 30, 2010
	(unaudited)
Raw materials	$6,491	$6,230
Work-in-process	994	653
Finished goods	2,833	2,789

Total inventory	$10,318	$9,672

5. Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	March 26, 2011	June 30, 2010
	(unaudited)
Machinery and equipment	$4,807	$4,424
Computer equipment	5,332	5,245
Software development costs	1,848	1,675
Office furniture and equipment	990	907

	12,977	12,251
Less accumulated depreciation	(11,504)	(10,556)

Net property and equipment	$1,473	$1,695

6. Goodwill and Other Intangible Assets

On January 10, 2011, the Company completed the acquisition of InMoTx. Goodwill of $1.5 million and intangible assets of $1.3 million were acquired as a result of the acquisition. Of the $1.3 million in intangible assets, $1.1 million was assigned to developed technology to be amortized over seven years, and $231,000 was assigned to trademarks and trade names to be amortized over three years. In addition, on June 25, 2010, Adept acquired MobileRobots and acquired goodwill of $148,000 and intangible assets of $1.2 million. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.

Intangible assets, subject to amortization, were as follows as of March 26, 2011 and June 30, 2010 (in thousands):

	March 26, 2011			June 30, 2010
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(89)	$741	$830	$—	$830
Customer Base, MobileRobots	340	(85)	255	340	—	340
Developed Technology, InMoTx	1,100	(26)	1,074	—	—	—
Trademarks/Trade names, InMoTx	231	(13)	218	—	—	—

Total	$2,501	$(213)	$2,288	$1,170	$—	$1,170

Amortization expense totaled $97,000 and $213,000 for the three and nine months ended March 26, 2011, respectively. No amortization expense was recorded for the three and nine months ended March 27, 2010.

A summary of future amortization as of March 26, 2011 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$119	$119	$119	$119	$265	$741
Customer Base, MobileRobots	113	113	29	—	—	255
Developed Technology, InMoTx	157	157	157	157	446	1,074
Trademarks/Trade names, InMoTx	77	77	64	—	—	218

Total	$466	$466	$369	$276	$711	$2,288

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

Changes in the Company’s warranty liability for the nine-month periods ending March 26, 2011 and March 27, 2010 are as follows (in thousands):

	Nine months ended
(unaudited)	March 26, 2011	March 27, 2010
Balance at beginning of period	$1,328	$1,179
Provision for warranties issued	509	546
Warranty claims	(786)	(523)

Balance at end of period	$1,051	$1,202

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

9. Income Taxes

The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $51,000 for the nine months ended March 26, 2011 primarily due to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes. The Company recorded a tax provision of $27,000 for the nine months ended March 27, 2010 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $6.8 million and $7.1 million as of March 26, 2011 and June 30, 2010, respectively. Approximately $6.0 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $450,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2009 remain open to examination by the U.S. and state tax authorities, and the tax years 2004 to 2009 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 26, 2011, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $52,000.

10. Net Income (Loss) per Share

Net income (loss) per share was determined as follows (in thousands):

	Three months ended		Nine months ended
(unaudited)	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net income (loss)	$(3,269)	$596	$(6,078)	$(1,242)

Basic:
Weighted average number of shares used in computing basic per share amounts	8,892	8,424	8,736	8,337

Basic net income (loss) per share	$(0.37)	$0.07	$(0.70)	$(0.15)

Diluted:
Weighted average number of shares used in computing basic net income (loss) per share	8,892	8,424	8,736	8,337
Add: Weighted average number of shares of dilutive potential common stock	—	18	—	—

Weighted average number of common shares used in computing diluted net income (loss) per share	8,892	8,442	8,736	8,337

Diluted net income (loss) per share	$(0.37)	$0.07	$(0.70)	$(0.15)

The computation of diluted net loss per share for the three months ended March 26, 2011 does not include 887,543 options to purchase shares, 777,518 shares of unvested restricted stock and 148,000 restricted stock units. The computation of diluted net income per share for the three months ended March 27, 2010 does not include 1,558,791 options to purchase shares.

The computation of diluted net loss per share for the nine months ended March 26, 2011 does not include 820,558 options to purchase shares, 777,518 shares of unvested restricted stock and 148,000 restricted stock units. The computation of diluted net loss per share for the nine months ended March 27, 2010 does not include 1,552,041 options to purchase shares.

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

	Three months ended		Nine months ended
(unaudited)	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Revenues:
Robotics	$9,800	$12,438	$31,904	$28,617
Services and Support	2,960	1,819	8,799	6,541

Total revenues	$12,760	$14,257	$40,703	$35,158

Segment operating income (loss):
Robotics	$248	$2,491	$2,537	$4,497
Services and Support	638	109	1,715	1,007

Segment operating income	886	2,600	4,252	5,504
Unallocated research, development and engineering and general and administrative	(3,067)	(2,226)	(8,764)	(6,947)
Restructuring charges	(595)	—	(595)	—
Amortization of intangible assets	(97)	—	(213)	—

Operating income (loss)	(2,873)	374	(5,320)	(1,443)
Net interest income (expense)	(39)	2	(64)	3
Foreign currency exchange gain (loss)	(343)	203	(643)	225

Income (loss) before income taxes	$(3,255)	$579	$(6,027)	$(1,215)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three months ended		Nine months ended
(unaudited)	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Revenues:
United States	$4,103	$2,838	$12,954	$9,677
Europe	7,147	5,724	19,727	14,323
Asia	1,259	5,478	7,286	10,313
All other countries	251	217	736	845

Total	$12,760	$14,257	$40,703	$35,158

	March 26, 2011	June 30, 2010
	(unaudited)
Long-lived assets:
United States	$1,255	$1,514
All other countries	363	298

Total long-lived tangible assets	$1,618	$1,812

Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(343,000) and $(643,000) for the three and nine months ended March 26, 2011, respectively, and $203,000 and $225,000 for the three and nine months ended March 27, 2010, respectively.

The foreign currency transaction loss recorded in the three months ended March 26, 2011 was mainly generated from losses related to the strengthening of the euro and the yen against the dollar. Realized and unrealized losses were recorded on US dollar payments to Adept’s parent company from the European subsidiaries and on parent company payments for payables due in yen. The foreign currency transaction loss recorded in the nine months ended March 26, 2011 was mainly generated from realized losses from US dollars used to pay accounts payable in yen as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in US dollars and translated to euros.

The foreign currency transaction gains recorded in the three and nine months ended March 27, 2010 were primarily due to transactions for receivables payable in USD currency in subsidiaries and payables due in yen.

13. Acquisitions

InMoTx Acquisition

On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx’s operations have been included in Adept’s consolidated financial statements since that date. Based in Denmark, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.

Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders, of which all shares are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of our restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept has also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013.

The selling stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the Merger Agreement for losses up to $1 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The term of the indemnification will expire twelve months from the date of closing, with certain exceptions for core corporate and intellectual property representations, taxes and fraud.

The fair value of receivables acquired was $14,000, with all amounts expected to be collected.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At January 10, 2011
Current assets	$88
Property and equipment	60
Inventory	370
Other long-term assets	14
Intangible assets	1,331
Goodwill	1,440

Total assets acquired	$3,303

Current liabilities	$681
Long-term debt	54

Total liabilities assumed	$735

Net assets acquired	$2,568

Intangible assets of $1.3 million consist of $1.1 million in developed technology and $0.3 million in trademarks and trade names. The intangible assets were valued using the relief from royalty method, using a rate of 9.1% based upon third party licensing agreements and industry guidelines for the developed technology, and a rate of 1.0% for the trademarks and trade names, based upon the relative age and importance of the trademarks and trade names. Of the total purchase consideration, $1.4 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed.

In connection with the acquisition of InMoTx, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At March 26, 2011, the fair value of the contingent cash payments was $80,000, of which $14,000 was classified as other current liabilities and $66,000 as other long-term liabilities. We took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds will be met on the targeted dates outlined in the acquisition agreement.

The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the consolidated statement of operations.

As of June 30, 2010, InMoTx held $1.5 million in tangible assets, consisting of $838,000 of cash and cash equivalents, $149,000 of accounts receivable, $400,000 of inventories, $130,000 of property and equipment, and $15,000 in other assets, and held $2.1 million in liabilities, consisting of $340,000 in accounts payable, $1.6 million in debt, and $147,000 in accrued liabilities.

Had the InMoTx acquisition occurred at the beginning of the reporting periods, the Company’s net loss would have been $3.3 million for the three months ended March 26, 2011, and the Company’s net income would have been $45,000 for the three months ended March 27, 2010. For the nine months ended March 26, 2011 and March 27, 2010, the Company’s net loss would have been $7.3 million and $4.2 million, respectively. The Company’s diluted net income (loss) per share would have been ($0.38) and $0.01 for the three months ended March 26, 2011 and March 27, 2010, respectively, and ($0.84) and ($0.50) for the nine months ended March 26, 2011 and March 27, 2010, respectively.

The unaudited pro forma condensed combined financial data set forth above for the three and nine months ended March 26, 2011 reflect the InMoTx acquisition and related events as if they had been consummated on July 1, 2010, the first day of Adept’s fiscal year 2011. The pro forma financial information is presented for information purpose only and is not intended to represent or be indicative of the result of operations that would have been achieved if the acquisition had been completed as of the dates indicated, and should not be taken as representative of future consolidated results of operations or financial condition of Adept, The pro forma information is not fact and there can be no assurance that our actual result will not differ significantly from such pro forma information. Accordingly, such pro forma information is not intended to be indicative of our future results of operations or results that might be achieved, and you should not rely on such pro forma information as being indicative of our future results.

MobileRobots Acquisition

On June 25, 2010, the Company acquired the outstanding common shares of MobileRobots. The results of MobileRobots’s operations have been included in Adept’s consolidated financial statements since that date. MobileRobots, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

The merger consideration payable to MobileRobots stockholders included cash of $1.0 million, net of cash acquired and subject to adjustment for debt and working capital, and 763,359 shares of Adept common stock, 75% of which was restricted stock subject to certain vesting and restrictions as security for the MobileRobots stockholders’ indemnification obligations. The agreement provided that restricted stock held by the principal stockholders would be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder subject to acceleration or forfeiture in certain circumstances and subject to the indemnification obligations of the stockholders as described below. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets are met for fiscal 2011.

The MobileRobots stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period expiring eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. The expiration for the core corporate and intellectual property representations expires on the second anniversary from the close of the acquisition and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At June 25, 2010
Current assets	$1,196
Property and equipment	91
Intangible assets	1,170
Goodwill	148

Total assets acquired	$2,605

Current liabilities	$515
Long-term debt	10

Total liabilities assumed	$525

Net assets acquired	$2,080

In connection with the separation with one of the MobileRobots principal stockholders, the vesting for 173,074 shares of restricted stock (which includes no shares placed in the escrow fund) has been accelerated and is no longer subject to the risk of forfeiture.

14. Leases

On January 1, 2011, Adept entered into a new lease in conjunction with the opening of our new China facility in Shanghai. The lease agreement is for premises of 8,296 square feet, for a term of one and a half years and an option to extend for an additional four-year period. Annual rental payments are 506,350 Chinese Yuan Renminbi. Based on historical exchange rates, we approximate the US dollar annual expense to range between $75,000 and $80,000, barring any unforeseen fluctuations in exchange rates.

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

Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of March 26, 2011 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$8,395	$2,311	$1,663	$1,592	$1,474	$1,355
Capital Lease Obligations	24	12	11	1	—	—

Total	$8,419	$2,323	$1,674	$1,593	$1,474	$1,355

15. Subsequent Events

None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Acquisitions

On January 10, 2011 we acquired InMoTx, Inc. (“InMoTx”), a privately-held provider of robotic platform solutions and gripping technology for the global food processing market, based in Denmark, pursuant to a merger agreement dated January 4, 2011, under which we paid $1.5 million in cash, and issued 199,979 share of our common stock to InMoTx shareholders, of which all shares are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason of a change of control. We have also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the founder in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.

On June 25, 2010, we acquired MobileRobots Inc. (“MobileRobots”), a privately-held provider of autonomous robot and automated guided vehicle technologies based in New Hampshire, pursuant to a merger agreement dated June 13, 2010, under which we paid approximately $1.0 million in cash and issued 763,359 shares of Adept Common Stock. Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets are met for fiscal 2011. The results of MobileRobots’ operations have been included in our consolidated financial statements since June 25, 2010.

Strategy

Our strategy focuses on a few specific industries where the use of robotic automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have selected are: packaging, medical, disk drive/electronics and solar. Currently, we are focusing the majority of our investments on the global packaging market, where new applications have continued to emerge even during the last two years of economic weakness and where our Quattro robot has been well received. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications. While we believe that the packaging market provides the greatest growth opportunity for us in the near term, we are also investing in the medical and solar markets, although at a less aggressive pace, to ensure we are able to participate in these opportunities as they develop and expand. In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation capabilities and ramp up their production operations. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.

Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for acquisition or partnership. Our focus is on pursuing acquisition partnerships that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale. During the fourth quarter of fiscal 2010, we acquired MobileRobots, a provider of autonomous robot and automated guided vehicle technologies. At the beginning of the third quarter of fiscal 2011, we acquired InMoTx, a provider of robotic platform solutions and gripping technology for the global food processing market.

Operationally, from time to time we have undertaken restructuring and other cost reduction actions to support our financial model, which emphasizes cost efficiency balances with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash. During the three months ended March 26, 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization within our sales infrastructure and a general streamlining of our business operations in the Americas region, and incurred $595,000 in related restructuring expenses, of which $498,000 was accelerated stock compensation expense.

Trends in Our Business

During the first nine months of fiscal 2011, our revenues grew 16% compared with the same period of the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive and industrial markets in Germany, the consumer electronics market in Asia and the worldwide market for replacement parts for Adept robots; the addition of new revenue from the acquired MobileRobots business; and increased sales to the solar market in Europe and Asia. We are encouraged by our performance in our target markets and by the signs of returning demand from our traditional industries, which we believe generally indicate a more positive environment for capital spending going forward. Sales growth in the first nine months of fiscal 2011 was offset by a sharp slowdown in orders from the disk drive market, as this industry entered a cyclical downturn in the second quarter of fiscal 2011 which continued through the third quarter. While it is difficult to predict the timing of investment cycles within the disk drive industry, we believe that capital spending in this market will remain constrained for at least the next two to three quarters. In addition, sales from our target packaging and medical markets also decreased year to date, and the timing of orders in these markets continues to vary. We believe that our acquisition of InMoTx will help drive future growth in the packaging market over time, as the gripping technology that InMoTx brings provides a unique advantage in certain vertical markets, such as hygienic packaging of meat and poultry.

On a geographic basis, our U.S. sales increased 34% in the first nine months of fiscal 2011 compared with the same period of the prior year, driven primarily by $2.8 million of new revenue from the acquired MobileRobots business, as well as higher sales to domestic automotive and industrial markets. This growth was partially offset by lower sales to the consumer electronics and medical markets, while packaging sales increased slightly. We believe sales to the packaging and medical markets will comprise an increasing portion of our U.S. business over time and that our new mobile robots technology will enable us to address new opportunities in the logistics, medical and consumer electronics markets.

In Asia, higher sales from the consumer electronics, replacement parts, packaging and solar markets in the first nine months of fiscal 2011 were more than offset by significantly lower disk drive sales, resulting in a 29% revenue decrease compared with the same period of the prior year. We believe that the packaging and solar markets in Asia also present us with significant opportunities over time, and by the end of fiscal 2011 we have taken steps to open an office in China to capitalize on these opportunities.

European sales grew 38% in the first nine months of fiscal 2011 compared with the same period of the previous year, primarily as a result of higher sales of both new and remanufactured products to the traditional automotive and industrial markets, particularly in Germany, which increased 148% year over year, as well as higher sales to the solar market. This growth was partially offset by lower sales to the packaging market due to timing of orders. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar.

Product Developments

During the first quarter of fiscal 2011, we introduced a new robotic platform, or “cell” for the packaging industry, the Adept Packaging Automation Cell, or PAC. The Adept PAC is the first high-speed robotic packaging platform designed to address the hygienic requirements of meat and poultry packaging. The packaging cell is built with a rigid stainless steel frame for wash down capabilities and integrated with best-in-class products from Adept, such as the world’s fastest USDA-accepted robot, ultra-compact motion and vision controllers, touch-screen operator interface, and predefined programming recipes for advanced conveyor-tracking and vision-guidance. Adept PAC addresses some of the long-standing challenges associated with flexible automation such as deployment time and integration cost, and can be easily configured to a wide range of packaging applications in the food and pharmaceutical industries. The Adept Pac platform is similar to the Octomation products acquired in the InMoTx acquisition, and we expect to combine the strengths of each product in future product generations.

During the first quarter of fiscal 2011, we also introduced our first packaging solution that integrates automated guidance technology from MobileRobots, the Adept MT400 robot. Powered by MobileRobots’ Motivity Core controls and software, the Adept MT400 independently navigates, performs tasks, speaks, responds and carries out other jobs automatically on demand. The Adept MT400 supports the major logistics challenges faced in manufacturing environments, including line replenishment, flexibility in routing, scheduling and exception handling, and the costs associated with deployment.

Additionally, in the second quarter of fiscal 2011, we introduced the Adept Quattro s800H, which expands the high-throughput capabilities of our Quattro robot family to address applications with larger work space requirements.

We believe that as the packaging industry continues to move away from manual labor and outdated packaging machinery; these latest platforms place us in a very strong position to benefit from the increasing demand for more dexterous, flexible and affordable automation solutions.

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three- and nine-month periods ended March 26, 2011. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2011 third fiscal quarter ended March 26, 2011. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K as filed with the SEC on September 17, 2010.

Results of Operations

Revenues. Summary information by product segment for the three and nine months ended March 26, 2011 and March 27, 2010 is as follows (in thousands, except %):

Revenue by Segment (unaudited)	Three months ended March 26, 2011	% Change	Three months ended March 27, 2010	Nine months ended March 26, 2011	% Change	Nine months ended March 27, 2010
Robotics
Revenues	$9,800	(21)%	$12,438	$31,904	11%	$28,617
Percentage of total revenues	77%		87%	78%		81%
Services and Support
Revenues	2,960	63%	1,819	8,799	35%	6,541
Percentage of total revenues	23%		13%	22%		19%

Total Revenues	$12,760	(11)%	$14,257	$40,703	16%	$35,158

For the three months ended March 26, 2011, revenues were $12.8 million, down 11% from revenues of $14.3 million for the three months ended March 27, 2010, as a result of lower Robotics revenues in the period, partially offset by higher Services revenues due to increased activity in industrial markets. Revenues for the nine months ended March 26, 2011 were $40.7 million, up 16% from revenues of $35.2 million for the nine months ended March 27, 2010, as a result of increases in both Robotics and Services segment revenues.

Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $9.8 million for the three months ended March 26, 2011, down 21% from $12.4 million for the three months ended March 27, 2010. For the nine months ended March 26, 2011, robotics revenues were $31.9 million, up 11% from $28.6 million during the nine months ended March 27, 2010. The major components of revenue in the three and nine months ended March 26, 2011 were the inclusion of approximately $2.8 million in U.S. sales from the acquired MobileRobots business year to date; higher sales in some of our traditional and target markets, including the automotive and industrial markets in Germany, which increased 106% in the third quarter and 148% in the first nine months of fiscal 2011; higher sales to the worldwide consumer electronics market, particularly in Asia; higher sales of remanufactured systems to existing customers, which increased during fiscal 2011 in part due to return of activity in the automotive and industrial markets; and higher sales to the European solar market, particularly in Germany. These increases were offset by lower sales to the disk drive market, which decreased nearly 100% in the third quarter and 52% in the first nine months of fiscal 2011 due to a cyclical slowdown in orders from this industry; and lower revenue from the packaging and medical markets.

Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $3.0 million for the three months ended March 26, 2011, up 63% from $1.8 million for the three months ended March 27, 2010. For the nine months ended March 26, 2011, Services and Support revenues were $8.8 million, up 35% from $6.5 million for the nine months ended March 27, 2010. Services segment revenue increases in both the three and nine months ended March 26, 2011 were primarily due to higher sales of replacement parts.

Revenue by geography for the three and nine months ended March 26, 2011 and March 27, 2010 is as follows (in thousands, except %):

Revenue by Geography (unaudited)	Three months ended March 26, 2011	% Change	Three months ended March 27, 2010	Nine months ended March 26, 2011	% Change	Nine months ended March 27, 2010
United States
Revenues	$4,103	45%	$2,838	$12,954	34%	$9,677

Percentage of total revenues	32%		20%	32%		28%

Europe
Revenues	$7,147	25%	$5,724	$19,727	38%	$14,323
Percentage of total revenues	56%		40%	48%		41%
Asia
Revenues	$1,259	(77)%	$5,478	$7,286	(29)%	$10,313
Percentage of total revenues	10%		38%	18%		29%
Other countries
Revenues	$251	16%	$217	$736	(13)%	$845
Percentage of total revenues	2%		2%	2%		2%

Total International Revenues	$8,657	(24)%	$11,419	$27,749	9%	$25,481

Percentage of total revenues	68%		80%	68%		72%

Total Revenues	$12,760	(11)%	$14,257	$40,703	16%	$35,158

U.S. revenues were $4.1 million for the three months ended March 26, 2011, up 45% compared with $2.8 million for the three months ended March 27, 2010. For the nine months ended March 26, 2011, our domestic revenues were $13.0 million, an increase of 34% from $9.7 million for the nine months ended March 27, 2010. The increase in the three months ended March 26, 2011 was primarily the result of the addition of revenue from our acquired MobileRobots business, as well as higher sales to the domestic automotive and industrial markets, partially offset by lower sales to the consumer electronics and packaging markets. The increase in the nine months ended March 26, 2011 was primarily the result of the addition of revenue from the MobileRobots business.

Total international revenues were $8.7 million for the three months ended March 26, 2011, down 24% compared with $11.4 million for the three months ended March 27, 2010. For the nine months ended March 26, 2011, total international revenues were $27.7 million, an increase of 9% from $25.5 million for the nine months ended March 27, 2010.

Revenues from Asia decreased 77% and 29% in the three and nine months ended March 26, 2011, respectively, compared with the prior-year periods, primarily as a result of significant, cyclical decreases in sales to the disk drive market. Lower sales to the disk drive market were partially offset by higher sales to the consumer electronics and packaging markets in Asia, as well as higher sales of remanufactured products in both the three and nine months ended March 26, 2011.

European sales increased in both the three and nine months ended March 26, 2011, primarily as a result of higher demand from the automotive, industrial and solar markets, particularly in Germany, as well as higher sales of remanufactured products in France. This was offset by lower sales in both periods to the packaging market in France and Germany. Revenues from other countries remained a relatively small percentage of the Company’s sales in the fiscal 2011 periods.

Gross Margin. Summary information on gross margin for the three and nine months ended March 26, 2011 and March 27, 2010 is as follows (in thousands, except %):

(unaudited)	Three months ended March 26, 2011	% Change	Three months ended March 27, 2010	Nine months ended March 26, 2011	% Change	Nine months ended March 27, 2010
Revenues	$12,760		$14,257	$40,703		$35,158
Gross margin	5,718	(6)%	6,098	17,292	12%	15,471
Gross margin %	44.8%		42.8%	42.5%		44.0%

Gross margin as a percentage of revenues was 44.8% for the three months ended March 26, 2011, compared to 42.8% for the three months ended March 27, 2010. For the nine months ended March 26, 2011, gross margin as a percentage of revenues was 42.5%, compared to 44.0% for the nine months ended March 27, 2010. Higher gross margin as a percentage of revenue in the third quarter of fiscal 2011 compared with the same quarter of the prior year primarily resulted from improvements in inventory management and a more favorable mix of higher margin products, partially offset by the negative impact of currency exchange related to both the yen and euro in the period. During the first nine months of fiscal 2011, gross margin was negatively impacted by under absorption of manufacturing expenses and by the lower value of the dollar as compared with the yen, as some of our components are sourced in Japan and paid for in local currency.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Research, Development and Engineering Expenses.

Research, Development and Engineering Expenses for the three and nine months ended March 26, 2011 and March 27, 2010 are as follows (in thousands, except %):

(unaudited)	Three months ended March 26, 2011	% Change	Three months ended March 27, 2010	Nine months ended March 26, 2011	% Change	Nine months ended March 27, 2010
Expenses	$2,119	61%	$1,319	$5,536	38%	$4,007
Percentage of revenues	17%		9%	14%		11%

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

R&D expenses for the three months ended March 26, 2011 were $2.1 million, or 17% of revenues, up 61% from $1.3 million, or 9% of revenues for the three months ended March 27, 2010. For the nine months ended March 26, 2011, R&D expenses were $5.5 million, or 14% of revenues, an increase of 38% from $4.0 million, or 11% of revenues for the nine months ended March 27, 2010. Higher R&D expenses in the three and nine months ended March 26, 2011 compared with the prior-year periods primarily resulted from the addition of expenses for the MobileRobots and InMoTx businesses. In addition, higher R&D expenses in the first nine months of fiscal 2011 also reflected the reinstatement of employee salaries to pre-fiscal 2010 levels commencing in fiscal 2010, which were reduced as a result of the economic downturn during approximately the first half of fiscal 2010.

Selling, General and Administrative Expenses.

Selling, General and Administrative Expenses for the three and nine months ended March 26, 2011 and March 27, 2010 are as follows (in thousands, except %):

(unaudited)	Three months ended March 26, 2011	% Change	Three months ended March 27, 2010	Nine months ended March 26, 2011	% Change	Nine months ended March 27, 2010
Expenses	$5,780	31%	$4,405	$16,268	26%	$12,907
Percentage of revenues	45%		31%	40%		37%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.8 million, or 45% of revenues for the three months ended March 26, 2011, up 31% from $4.4 million, representing 31% of revenues for the three months ended March 27, 2010. For the nine months ended March 26, 2011, SG&A expenses were $16.3 million, or 40% of revenues, up 26% compared to $12.9 million, or 37% of revenues for the nine months ended March 27, 2010. Higher SG&A expenses in the three and nine months ended March 26, 2011 compared with the prior-year periods primarily resulted from acquisition-related expenses of $498,000 related to InMoTx; the addition of expenses for MobileRobots and InMoTx, which primarily included salary and stock compensation; and relating to the nine-month period only, the reinstatement of employee salaries to pre-fiscal 2010 levels which commenced before the beginning of fiscal 2011.

Restructuring Charges. For the three months ended March 26, 2011, we recorded restructuring charges of $595,000 related to office consolidation, sales reorganization and business streamlining measures implemented during the quarter, which included $498,000 in accelerated stock compensation expense due to vesting and release of restricted stock in connection with employee terminations. No restructuring expenses were recorded for the three months ended March 27, 2010.

Amortization. Amortization expense totaled $97,000 and $213,000 for the three and nine months ended March 26, 2011, respectively, for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011. No amortization expense was recorded for the three and nine months ended March 27, 2010.

Stock Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $891,000 and $2.6 million for the three and nine months ended March 26, 2011, respectively, and $225,000 and $846,000 for the three and nine months ended March 27, 2010, respectively. Stock compensation expense includes $498,000 of accelerated stock compensation expense incurred in the third quarter of fiscal 2011 related to employee terminations that were part of our restructuring activities, and has been classified as restructuring expense. Excluding the restructuring related expense, the remaining increase is primarily due to the restricted stock issued in connection with our acquisition of MobileRobots and the first, second, and third quarter vesting of the fiscal 2010 performance plan awards. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Operating Income (Loss). We recorded an operating loss of $2.9 million for the three months ended March 26, 2011, compared with an operating income of $374,000 for the three months ended March 27, 2010. For the nine months ended March 26, 2011, we recorded an operating loss of $5.3 million, compared with an operating loss of $1.4 million for the nine months ended March 27, 2010. Higher operating losses recorded in the fiscal 2011 periods were primarily the result of acquisition-related expenses related to InMoTx, increased overhead related to our acquisitions of InMoTx and MobileRobots, restructuring charges, lower revenues in the three months ended March 26, 2011,and for the nine-month period, the restoration of previously reduced salaries.

Interest Income (Expense), Net. We recorded interest expense, net of $39,000 for the three months ended March 26, 2011 compared with interest income, net of $2,000 for the three months ended March 27, 2010. For the nine months ended March 26, 2011, interest expense, net was $64,000, compared to interest income, net of $3,000 for the nine months ended March 27, 2010. The increases in interest expense during the three and nine months ended March 26, 2011 primarily resulted from a higher line of credit balance, which increased late in the fourth quarter of 2010 due to the financing of our acquisition of MobileRobots, and increased again in the third quarter of 2011 due to the financing of our acquisition of InMoTx.

Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $343,000 for the three months ended March 26, 2011 and a gain on foreign currency transactions of $203,000 for the three months ended March 27, 2010. For the nine months ended March 26, 2011, we recorded a loss on foreign currency transactions of $643,000, compared with a gain on foreign currency transactions of $225,000 for the nine months ended March 27, 2010. The foreign currency transaction loss recorded in the three months ended March 26, 2011 was mainly generated from losses related the strengthening of the Euro and the Yen against the dollar. Realized and unrealized losses were recorded on US dollar payments to parent company from the European subsidiaries and on parent company payments for payables due in yen. The foreign currency transaction loss recorded in the nine months ended March 26, 2011 was mainly generated from realized losses from US dollars used to pay accounts payable in yen as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in US dollars and translated to euros.

The foreign currency transaction gains recorded in the three and nine months ended March 27, 2010 were primarily the result of third party transactions for receivables payable in US dollar currency in subsidiaries and payables due in yen.

As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. In order to protect Adept’s financial performance from the adverse effects of foreign currency fluctuation, we are currently developing a hedging strategy to manage this risk.

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

We recorded a tax provision of $14,000 and $51,000 for the three and nine months ended March 26, 2011, respectively, which related primarily to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes. We recorded a tax benefit of $17,000 and a tax provision of $27,000 for the three and nine months ended March 27, 2010, respectively, due to foreign tax of certain foreign entities. We have net operating losses which we expect to be sufficient to offset a significant portion of our domestic and foreign tax obligations.

Liquidity and Capital Resources

Cash and Cash Equivalents: As of March 26, 2011, cash and cash equivalents were $7.3 million, a decrease of $1.3 million from $8.6 million as of June 30, 2010.

Operating Activities: Adept used $2.0 million of cash from operating activities for the nine months ended March 26, 2011. Net loss of $6.1 million and other uses of cash in operating activities were partially offset by non-cash charges, including depreciation and amortization of $1.0 million and stock-based compensation of $2.6 million. Included in other uses of cash in operating activities were a net decrease in other accrued liabilities and deferred revenues of $920,000 and a reduction in accounts payable of $2.1 million, offset by a decrease in accounts receivable of $3.1 million and an increase in inventories of $377,000.

Investing Activities: Adept made $377,000 of software development capitalization and capital purchases, received restricted cash of $115,000 and invested $1.5 million for the acquisition of InMoTx during the nine months ended March 26, 2011. Adept also had $55,000 in proceeds from sales of property and equipment.

Financing Activities: Adept used $2.9 million of cash for financing activities during the nine months ended March 26, 2011. The Company borrowed $2.9 million on our Silicon Valley Bank line of credit to fund the acquisition and third quarter operations of InMoTx, borrowed $11,000 on other long term debt, made principal payments of $50,000 on long-term notes, paid $8,000 on capital leases, and used $120,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The Company received proceeds of $137,000 from the purchase of stock through Adept’s employee stock option program.

Included in cash and cash equivalents were $185,000 in marketable securities in Prudential, acquired as part of a demutualization settlement in 2006. Additional information regarding the Prudential share award is contained in Note 3 to the Financial Statements.

Liabilities: In connection with the acquisition of InMoTx on January 10, 2011, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At March 26, 2011, the fair value of the contingent cash payments was $80,000, of which $14,000 was classified as other current liabilities and $66,000 as other long-term liabilities. Also related to the acquisition of InMoTx is a potential payment in cash compensation payable to the InMoTx chief technology officer equal to 2% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. This potential cash payment will be recognized as compensation expense when it is earned. In addition, in connection with the acquisition of MobileRobots in June 2010, we established certain contingent liabilities. Contingent consideration payable to the former MobileRobots stockholders includes $2.9 million payable in shares of restricted stock to be released on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of certain selling stockholders and subject to the indemnification obligations of the stockholders, and the potential payment in cash of up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets are met for fiscal 2011. As of March 26, 2011, it was determined one of the founders of MobileRobots would terminate employment with Adept, and the portion of contingent consideration payable comprised of 173,074 shares was released.

Liquidity: Adept has no off-balance-sheet arrangements, and our cash and cash equivalents, together with funds available under our revolving credit line, provide us with sufficient liquidity for at least the next 12 months.

Silicon Valley Bank Line of Credit: Adept has a revolving line of credit with Silicon Valley Bank, or SVB. On March 25, 2011, Adept entered into an Amendment No. 3 to Loan and Security Agreement with SVB to amend the Loan and Security Agreement, dated May 1, 2009, as previously amended. Adept also entered into a new Loan and Security Agreement (EX-IM Loan Facility) with SVB and related agreements (the “EX-IM Loan Documents”), pursuant to which a portion of the revolving line (the “EX-IM Line”) is now guaranteed by the Export-Import Bank of the United States, and Adept’s potential borrowing base is expanded by enabling advances against foreign accounts receivable.

Adept’s maximum aggregate borrowing availability is now $10 million, an increase from the maximum $5 million previously available. Adept may borrow up to the lesser of $10 million or 80% of Adept’s eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to Adept’s eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. Adept may use up to $2M of the domestic borrowing availability for foreign exchange forward purchase and sale contracts with SVB, cash management services, and letters of credit issued by SVB to others for the Company’s account. Adept’s available borrowing base under the revolving line is reduced by the principal balance of outstanding advances, the face amount of outstanding letters of credit, a reserve equal to 10% of the U.S. dollar equivalent of the face amount of letters of credit payable in foreign currency, 10% of outstanding foreign exchange forward contracts and amounts used for cash management services.

All borrowings now bear interest at the prime rate announced from time to time by SVB plus 1.75%. The maturity date for borrowings under the EX-IM Line is March 24, 2012, and the maturity date for borrowings against domestic accounts receivable is now March 25, 2013. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line.

Adept must meet certain financial covenants under the loan documents, which were modified in March. Under the current financial covenants, Adept must maintain (a) liquidity (domestic cash plus up to $1.5 million of the domestic borrowing availability) of at least $3.5 million, and (b) minimum aggregate, rolling three-month EBITDA (measured each month for that month plus the two preceding months) equal to or exceeding specified amounts for each month beginning March 2011. The definition of adjusted EBITDA was modified to permit an additional add-back of up to $1,000,000 of cash costs incurred by Adept through June 30, 2011, related to the acquisition of InMoTx, The specified rolling three-month EBITDA amounts are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results. The requirement to maintain a minimum Adjusted Quick Ratio (the ratio of our unrestricted cash and cash equivalents plus accounts receivable (net of reserves), to current liabilities) was eliminated in the March amendment.

We also must remain in compliance with various other loan covenants, and Adept’s ability to make borrowings is subject to ongoing conditions precedent. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents, are described in further detail under Liquidity and Capital Resources in Adept’s annual report on Form 10-K filed September 17, 2010. Adept became subject to additional covenants related to permissible use of proceeds and other matters in the EX-IM Loan Documents. The Adjusted Quick Ratio that triggers more stringent lockbox procedures for accounts receivable and additional collateral monitoring fees was revised from 1.50:1 to 1:30 to 1, and the collateral monitoring fee was increased from $750 to $850 per month. If the Export-Import Bank’s guarantee of the EX-IM Revolving Line is declared void or revoked for any reason, whether or not caused by Adept’s actions, such event may trigger an event of default under the loan documents unless Adept is able to repay all outstanding obligations under the EX-IM Revolving Line and no other events of default are occurring simultaneously. Adept paid a facility fee of $50,000 in March 2011, and will pay certain bank expenses incurred in connection with entering into the March loan documents. We also agreed to pay a termination fee of $100,000 if the revolving line is terminated prior to its maturity date.

Adept was in compliance with the covenants of the amended Loan and Security Agreement as of March 26, 2011 and at December 30, 2010, and the covenants of the EX-IM Loan Documents as of March 26, 2011. At March 26, 2011, Adept had an outstanding principal balance of $3.9 million under the revolving line, which was borrowed in connection with the acquisitions of InMoTx and MobileRobots, and bears interest at SVB’s announced prime rate plus 1.75%. Adept incurred $98,000 in legal and bank fees to amend the line of credit facility during the three months ended March 26, 2011. These costs have been deferred and will be amortized into interest expense over the life of the facility, Additional information about the acquisitions and the use of the line of credit is provided in Note 13 Acquisitions to the Financial Statements. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future.

New Accounting Pronouncements

There were no recent accounting pronouncements expected to have a material impact on our Condensed Consolidated Financial Statements for the fiscal quarter ended March 26, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 26, 2011, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of March 26, 2011, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. During the third quarter of fiscal year 2011, we continued to evaluate and strengthen MobileRobots systems and controls and make revisions accordingly to align MobileRobots procedures with Adept general processes designed to ensure effectiveness of our internal controls. We also began the evaluation of the systems and controls in place with InMoTx, after its acquisition in January 2011, to begin the process of aligning InMoTx procedures to Adept processes. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 26, 2011 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Any significant price increase or disruption of our supply sources could interrupt our product shipments, require reengineering of these products, and damage relationships with current and prospective customers. If our suppliers cease manufacturing components that we require for our products, we may need to purchase a significant amount of inventory that, in turn, could lead to an increased risk of inventory obsolescence. Finally, if we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical subsystems on a timely and cost-effective basis due to long procurement lead times, our business, financial condition and results of operations could be substantially impaired. In regards to the disaster in Japan, our suppliers are not in the area affected; however it is possible that somewhere down the supply chain an issue could arise. In addition to the negative direct economic effects to the Japanese economy, the country’s position as a major exporter in the world may result in a regional or global downturn in economic activity. The degree to which the earthquake in Japan will have an economic disruption on the regional and global economies remains uncertain at this time, however, the result may be a decrease in supply needed for our products, or decrease in manufacturing activity, or increase in supply prices that would have an adverse impact on our financial condition and operations.

We also outsource most of our IT functions. We rely on third parties to ensure that our operational needs are met, which subjects us to risks arising from the loss of control over the process. A failure of our service provider to adequately perform may have a significant adverse effect on our operations.

Our acquisitions of MobileRobots and InMoTx and any future acquisitions may be difficult to integrate, disrupt our business, increase our expenses, and adversely affect our financial condition or results of operations.

We recently acquired MobileRobots and InMoTx and we may acquire other businesses that offer products, services, and technologies that management believes will further our strategic objectives. Our acquisitions of MobileRobots, InMoTx and any other business presents risks associated with these types of transactions, including:

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

Common Stock Forfeitures for Tax Withholdings

On January 1, 2011and February 11, 2011, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
December 26, 2010 to March 26, 2011	12,855	$4.46

In connection with the acquisition of InMoTx, on January 10, 2011, Adept issued 199,979 shares of its common stock to InMoTx shareholders, and also granted 100,000 shares of its common stock to the InMoTx chief technology officer contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the Merger, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. These issuances were made pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D thereunder.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
John Dulchinos
President and Chief Executive Officer

Date: May 10, 2011

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Registration Rights Agreement, dated as of May 13, 2007 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 16, 2007).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1	Amendment No. 3 dated as of March 25, 2011 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.2	Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.3	Borrower Agreement, dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank.

10.4	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co., and Adept MobileRobots LLC and Adept InMoTx, Inc. (joined by assumption), in favor of Silicon Valley Bank.

10.5	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank.

10.6	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q
**	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.