Form 10-K
period 2011-06-30
ADEPT TECHNOLOGY INC
filed 2011-09-06
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 25, 2010) was $25,804,911. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of August 29, 2011, approximately 9,740,709 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held on November 9, 2011, referred to as the Proxy Statement, are incorporated by reference into Part III hereof.

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

This report contains trademarks and trade names of Adept and other companies. Adept has 205 trademarks of which 29 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): AIM®, FireBlox®, HexSight®, Adept Cobra™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™, AdeptVision™, AdeptQuattro™, Adept Anyfeeder™, Adept ACE™, Motivity by MobileRobots™ and PatrolBot™.

ITEM 1.	BUSINESS

We are a global, leading provider of intelligent robots and autonomous mobile solutions and services that enable customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing and logistical processes in both fixed repetitive and unstructured environments.

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

Our product range includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, autonomous navigation software and controls, industrial robots and grippers, autonomous service robots, intelligent automated guided vehicles (“AGVs”), and advanced vision-based flexible parts feeders. Our core offering combines our motion controls systems with application software, which we generally sell together with our own vision-guidance technology and/or our robot mechanisms. Our vision guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for us.

Our headquarters are in Pleasanton, California and we also maintain facilities in New Hampshire, France, Germany, Denmark, Singapore and Shanghai for individual business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Global Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 78% of our total revenues in fiscal 2011 and approximately 83% of revenues in fiscal 2010. Revenue from our Services and Support segment accounted for approximately 22% of our total revenues in fiscal 2011 and approximately 17% of revenues in fiscal 2010. Additional information about our results for the last two years for these segments is provided in Item 7, “Management’s Discussion and Analysis” of this Annual Report on Form 10-K.

Acquisition of InMoTx, Inc.

On January 10, 2011, the Company acquired InMoTx, Inc., a privately held company with operations based in Denmark that provides industry leading technology for the global food processing market.

We believe our acquisition of InMoTx enhances our position in the fast-growing food packaging industry through a broad portfolio of intellectual property dedicated to inspecting, sorting, grading, and hygienically packaging unwrapped, natural products improving food safety by eliminating the risk of contamination introduced by manual handling. The InMoTx team brings significant expertise in the rapid development of flexible tooling and inspection solutions for the handling of natural products along with applications experience and an established industry network. InMoTx’s Octomation Robotic Workforce consists of vision, handling and control modules that enable fast yet gentle product handling for different types of irregular, non-uniform products.

Acquisition of MobileRobots Inc.

On June 25, 2010, the Company acquired MobileRobots, Inc., a provider of autonomous robot and automated guided vehicle (“AGV”) technologies based in New Hampshire.

We believe our acquisition of MobileRobots gives us the ability to offer applications such as automated warehousing and logistics and to address new markets, including production logistics and healthcare. MobileRobots brings a high level of expertise in autonomous platform design and advanced fleet management that allow robots to navigate flexibly in unstructured environments. This capability is critical for operating individual robots in hospitals or fleets of AGVs in factories as they move components through production environments.

The Need for Automation

The benefits of automation include improved control, efficiency and productivity, higher and more consistent quality, and improved record-keeping. For decades, industries such as automotive assembly and electronics have utilized robotic systems in their manufacturing operations to stay competitive, reduce costs and provide a safer environment for workers. Such industries are heavily dependent on automation to manufacture, assemble and package their products. In many other industries, the use of automation is only just beginning, spurred by changes in the regulatory and competitive environment, and always with a focus on achieving greater productivity at a lower cost.

Packaging

The use of packaging around commercial products continues to increase, as factors such as expediency, variety and safety have become more important to consumers. Additionally, packaging can deliver benefits such as convenience, branding or market differentiation. Increased use of packaging in various consumer products is fueling the need for automation to address the challenges that arise in the packaging process. These challenges include the need for flexibility, the need to maintain a clean or sterile environment, the ability to process high volumes and the ability to track products that are perishable or that may pose future unknown risks. Cost considerations are also an important catalyst for automated packaging, particularly in applications such as food, where products are often packaged locally for reasons including freshness, regional branding or specific regulatory requirements. Automation is often a more cost efficient alternative to maintaining a relatively larger number of employees as productivity can be achieved more quickly, in less space and with less risk of contamination.

Additionally, in packaging applications such as food or consumer goods, the need for flexibility is becoming more pronounced as manufacturers strive to provide more variety for their customers. This is causing the line to blur between packaging and related activities such as warehousing and distribution. For example, a snack food manufacturer might want to pack cartons for a particular destination with a bundled product offering versus a single product offering.

Medical

In the United States alone, healthcare spending is a significant component of the economy, comprising 17.3% of the U.S. gross national product in 2009 according to Medicare actuaries. Lowering healthcare related costs is a priority for all participants in the healthcare system. Factors such as high healthcare costs, an aging population, legislation ensuring access to medical care and limiting procedure-base payments to providers are driving the increased use of automation within the medical market to lower costs and increase efficiency. Automation is used in the medical market for a range of medical, pharmaceutical and healthcare related applications, including the manufacture of medical devices; the automation of repetitive operations in diagnostic and pharmaceutical labs; automated processing of mail-order pharmaceutical sales; automated transportation tasks in hospital environments; and computer assisted robot-based surgical procedures. Automation provides many advantages, including minimizing opportunities for contamination; ensuring consistency and precision of processes; documentation of all process steps for subsequent tracking or review; enhancing efficiency by freeing highly skilled workers for other tasks; and reducing overall costs.

Solar

The growing desire of consumers and governments for reduced dependence on oil, natural gas and coal and global concerns about fossil fuel pollution and climate change are spurring the commercial development of solar panels to provide clean, renewable energy. However, the equipment infrastructure and the expertise to manufacture solar energy devices are in an early phase of development. Today, government subsidies and technological expertise are fueling the first concentrated development of solar manufacturing in certain regions, such as Germany and the Silicon Valley of California. Additionally, manufacturers in Asia are ramping up their build capacity for solar cell production. While economic concerns are currently constricting the pace of this development, over the next several years, solar energy production is expected to increase in almost every area of the world. Similar to the semiconductor industry, the solar market is expected to be cyclical, with periods of investment in capacity followed by periods of capacity absorption.

Automation brings benefits at many stages of the delicate and exacting process of solar cell and panel manufacturing. For example, automation allows manufacturers to produce higher volumes in less space, ensures that product specifications can be precisely replicated to ensure consistent product quality, and reduces breakage to enable higher yields. Based on similarities in processes and products, the solar industry is expected to develop along similar lines as the heavily automated semiconductor industry over the longer term. Consequently, automation will likely continue to be an important tool for manufacturers as solar cell and panel production technology evolves. Improvements to the technology such as smaller wafer dimensions, larger die size and a larger number of pins will create additional challenges in terms of consistency, quality and yield.

Disk Drive/Electronics

The combination of high volumes and continual price erosion in the disk drive/electronics market has long demanded the use of automation to ensure the highest yields at the lowest cost. Automation solutions are used to help manufacture and assemble a host of electronic products such as computer disk drives, cell phones and printer cartridges and components. This market is very cyclical in terms of its investment in automation technology, with periods of significant investment in adding capacity or enhancing existing systems typically followed by periods of relatively low investment.

Automotive and Industrial

Automation enables important benefits in the automotive and industrial markets, including higher yields, better and more consistent quality and lower cost. In automotive applications, automation can provide the speed and precision required to handle small, high volume components such as sensors and electronic components. In industrial manufacturing applications, the automation of machine tools and other industrial equipment provides a more productive and safer alternative to human labor. Additionally, automation plays an important role in containing costs in high labor cost regions such as Europe, where governmental policies have encouraged automotive and industrial manufacturing to remain local.

Adept’s Automation Solutions

Our business is focused on delivering intelligent, flexible automation products, components and services for assembly, packaging, warehousing and logistics, automated transportation, material handling inspection and lab automation applications under two operating segments: Robotics and Services and Support. Financial information regarding our two segments is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We market and sell our products worldwide through more than 200 systems integrators, distributors and OEMs as well as our direct sales force. Systems integrators and OEMs may add their own application-specific hardware and software to our products, resulting in solutions that are sold to Global 1000 companies across a range of industries. As of June 30, 2011, we have installed approximately 57,000 Adept robots, including the autonomous mobile robots sold by MobileRobots, at customer sites around the world.

Robotics Segment

We are a pioneer and market innovator in developing intelligent robotics and advanced control systems. Our systems are designed for easy integration, deployment and use. We offer a unique industrial robotic control system that combines tightly integrated vision, motion control and geometric object recognition. This tight integration helps to reduce development costs, risks associated with precision applications and the total cost of implementation, and is a key differentiator for us. We believe our vision-guided robotics systems remain the most robust and proven solutions in the market today.

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

Advanced Controls and Software

Industrial Robotic Control System

Our proprietary industrial robotic control system, consisting of controls and software, is characterized by unique features, including tightly integrated vision, motion control and geometric object recognition; a compact design; scalability; and flexibility. These features combine to offer a powerful controls platform that enables our customers to reduce the cost and optimize the performance of their automation environment. Tight integration of vision and motion controls enables exceptional performance of robot mechanisms, for example, enabling increased dexterity, faster cycle times and better precision. Our controls are the most compact in the automation industry, reducing the footprint of space needed and thus reducing costs for our customers. A scalable design allows our control platform to handle applications ranging from simple to very complex. Additionally, our control system is designed to work with both our own robots and third party robot mechanisms. We also enable manufacturers to coordinate multiple Adept robots with one controls system, using our proprietary digital servo network distributed controls architecture based on the industry standard, high-speed IEEE-1394 FireWire network.

Controls

The Adept SmartController CX is an ultra-compact, high-performance robot and vision controller based on our proprietary SmartServo distributed architecture. The Adept SmartServo distributed servo control network seamlessly integrates motion control for up to 24 axes, vision guidance and inspection, and real-time networking and communications functions. Benefits of Adept SmartController include reduced costs, the smallest form factor in the industry, and simplified installation, wiring, and support while maintaining compliance with domestic and international safety specifications.

Adept MotionBlox technology offers convenient and economical scalability to add one or more axes to any of our robots or our controller system. These self-contained multiple and single channel power amplifiers, with an on-board microprocessor, are mounted directly on (or in) the robot mechanism. Adept MotionBloxServo kits are plug compatible with Adept’s SmartServo distributed servo network. Additionally, our motion controls can be used with third-party robot mechanisms, feeders, servo-controlled conveyors, or other servo and process-control axes.

Adept controllers are unique in that they are able to operate both with our own robots and with third-party European and Japanese robotic systems and to enable higher performance from all these robots. With more than 35 kinematic models, or configurations of controls and robot mechanisms, we are able to control and integrate multiple vendor products and systems.

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

AdeptSight integrates PC-based vision with our robotic and motion control product and is designed to work seamlessly with our overall product line of robots, making the development and use of vision location, guidance and inspection applications simpler, faster, and more powerful. Based on our unique object locating technology, AdeptSight is a complete package that includes the application toolset, the vision software, vision and vision-to-robot calibration wizards, the camera and lens and the accessories to provide a complete out-of-the-box solution.

Software

Adept Automation Control Environment (ACE) is a real-time application software environment designed to make it easier to program, integrate and deploy one or more robots. Targeted at packing, handling and assembly applications in the packaging, solar and medical markets, ACE integrates the functionality of sophisticated robot applications such as robot motion, robot location, vision, conveyer tracking, and communications in a comprehensive, easy to use graphical application software interface. ACE is built on the Microsoft®.net platform, making it easy to install on any PC and compatible with the Microsoft Windows® application environment. Enhanced application development and configuration capabilities for packaging applications is also available through our ACE PackXpert™ software, which is specifically designed to speed deployment of packaging applications in automated environments. Adept developed the first modern programming language for robots, and our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This comprehensive programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.

Adept OctoSoft is an extension of Adept ACE for the OctoMation product line. Targeted at natural food packaging, OctoSoft is an operator interface built on Adept ACE that leverages the functionality of Adept ACE for packaging applications. OctoSoft provides user management, recipe management, order management, and statistics on the operation of OctoMation packaging cells. Designed for the touch screen and targeted for machine operators, OctoSoft provides an easy to use interface for operating OctoMation equipment.

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

Mobile Robots

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

Our most widely deployed robots are the Cobra family, which are 4-axis SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms, designed for assembly and material handling tasks such as cell phone assembly, disk drive and printer head assembly and cosmetic kitting. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. Our Cobra series robots are considered light-duty SCARA mechanisms that can be table or ceiling mounted and offer an efficient range of motions in limited space. Our Cobra robots can also be connected to our SmartController for integrated motion and vision or multi-mechanism configurations. Our Cobra robots include the Adept Cobra s600, Adept Cobra s800, Adept Cobra s350 and Adept Cobra Clean Room/ESD s350. We also offer an embedded controller version of the Cobra line with the iCobra family, consisting of the Adept Cobra i600 and Adept Cobra i800 and an inverted (ceiling mounted) SCARA robot, the Cobra s800 Inverted IP65.

Adept Quattro is a unique, proprietary four-parallel arm robot specifically designed for high-speed packaging and material handling. Introduced in February 2007, our Quattro has achieved the fastest growth of any Adept robot product. The Adept Quattro currently offers the highest performance and most compact footprint in the automation industry. It is further differentiated by simplicity of integration and programming, which minimizes the use of engineering resources. Adept Quattro is targeted at applications such as loading/unloading, inspection, categorization and solar panel assembly in the solar industry and kitting, carton and case packing applications in the food, consumer goods, cosmetics and pharmaceutical industries.

The AdeptViper robot family consists of 6-axis articulated robots that combine speed and precision with a higher degree of flexibility and dexterity than traditional SCARA mechanisms. AdeptViper robots are targeted at precision assembly applications that require complex or fine manipulation of materials or products, for example, specialty assembly of components following curvatures or edges such as specialized electronic components, or surgical assist procedures. The AdeptViper s650 and AdeptViper s850 are designed for either table mounting or ceiling mounting and have a 5 kilogram maximum payload capacity. The AdeptViper s1300, Adept Viper s1700 and Adept Viper s2000 six-axis robots are extended-reach and higher-payload versions of the s650 and s850 robots models. These larger robots are well suited to handling heavier payloads such as solar panels.

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

Our mobile robots include autonomous service robots and intelligent AGVs. Our mobile robots are available for both indoor and outdoor environments and come in a variety of platform designs. All platforms have easily accessible I/O ports, which allow partners or users to add proprietary accessories, functionality and interfaces to the component base with Motivity Developer Modules. Each platform provides space for mounting utility storage, actuators or custom shells for application development and branding. For indoor applications, a more sophisticated platform is available that includes an embedded PC for partner software to reside and control. This is designed to facilitate development of robot assistants, security robots, tour guides, robotic kiosks, and other applications requiring interaction with people.

Our Octomation Robotic Workforce is a machine platform for loading and packaging jobs in the food industry. The Octomation product line includes the Octoloader, a highly flexible platform for handling and loading different types of irregular, non-uniform products and the Octopacker which contains the patented gripping technology, utilizing food grade silicone materials to enable the module to conform to the various shapes and textures of fresh and frozen products.

Service and Support Segment

Adept Service and Support is dedicated to assuring the productivity of every Adept product installed at a customer location. We offer on-going training, service and applications support to our customers, and maintain a program of spare parts supply, field upgrades, and factory repair and remanufacturing capabilities. In some industries, ongoing support is a critical component of our overall solutions offering, and we work closely with our customers to configure the automation system that will best address their specific requirements.

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

Customers

We sell our products to systems integrators, distributors, Global 1000 companies and OEMs. Our robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the packaging, solar, medical, disk drive/electronics, automotive electronics and industrial markets. In fiscal year 2011, one primarily solar customer accounted for 8% of our revenues. In fiscal year 2010, one disk drive customer accounted for 16% of our revenues. The Company’s business segments and, thus long-term financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse effect on the Company.

Financial information regarding revenue derived from domestic and international customers and long-lived assets based upon geographic area is included in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Sales and Distribution

We market our products through systems integrators, sales representatives and distributors, our direct sales force and OEMs.

Systems Integrators

We ship a substantial portion of our products through system integrators, and we view our relationships with these organizations as important to our success. We have established relationships with more than 200 system integrators worldwide that provide expertise and process knowledge for a wide range of specific applications. In the United States and Europe, these relationships are generally nonexclusive and not limited to specific geographical territories. In certain other international markets, our integrator relationships may include limited exclusive arrangements for a limited geographical territory in which the integrator markets and supports Adept functions directly. Generally, a systems integrator can purchase both standard and non-standard Adept solutions and components as opposed to OEM arrangements, where generally one standard component or solution is purchased in higher volumes.

Sales Representatives and Distributors

We utilize a network of sales representatives and distributors in many areas of the world to provide cost-effective sales coverage in smaller markets where it is prohibitively expensive for us to allocate direct sales resources. We use a combination of exclusive (Adept product only) and non-exclusive sales representatives and distributors who sell our robot and vision guidance products in their standard forms. We also provide service and support for customers who have purchased Adept products through one of our sales representatives or distributors.

Direct Sales Force

We employ a sales force of sales personnel and application engineers that currently is organized around our primary target markets and that sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with systems integrators and OEMs to integrate our product line into their systems, provides sales leads to certain systems integrators and obtains intelligent automation system quotes from systems integrators for end users. As of June 30, 2011, we had 36 employees engaged in sales and marketing.

Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive systems integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel; however in some cases we may form strategic alliances for certain potentially high volume market opportunities with greater benefits to the customer than exist in system integrator arrangements, although the benefits may come with contractual restrictions.

OEMs

Our OEM customers typically purchase one standard product configuration, which the OEM integrates with additional hardware and software and sells under the OEM’s label to other resellers and end users. Unlike our systems integrator channel, OEMs are responsible for all marketing, sales and customer support and for maintaining the associated spare parts to service the end users of the integrated product.

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

In both our primary research and development facility in California and our development facility in France, we focus on the development of motion controls, robot mechanisms, vision software and real-time application software. We also have a development facility in New Hampshire, where we focus on mobile robot technology and platforms, autonomous navigation software and controls, and a development facility in Denmark for the Octomation packaging platforms.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2011, we had 54 employees engaged in research, development and engineering. Our research, development and engineering expenses were approximately $8.2 million in fiscal 2011, representing 14% of revenues, and $5.6 million in fiscal 2010, representing 11% of revenues.

Manufacturing

The majority of our robot mechanisms are sourced externally and our manufacturing operations, which are located in Pleasanton, California, Dortmund, Germany, and Frederikshavn, Denmark, are focused on product assembly, integration and testing. We strategically outsource sub-components of our systems, including electronic assemblies and mechanical mechanisms. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.

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

Backlog

Our product backlog at June 30, 2011 was approximately $12.3 million compared to approximately $8.4 million at June 30, 2010. The increase in backlog at the end of fiscal 2011 compared to the end of fiscal 2010 is due to increased capital investment by our customers. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2011 to ship during fiscal 2012. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Employees

At June 30, 2011, we had 183 employees worldwide, including 18 new employees added as a result of the acquisition of InMoTx in the third quarter of fiscal 2011. Of the total, 54 were engaged in research and development, 36 in sales and marketing, 28 in service and support, 36 in operations, and 29 in finance and administration.

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

The mobile robot market is fragmented and application focused and consequently we have no direct competitors currently for the industries we serve. Other companies that participate in this market include Aethon, Inc., InTouch Health, IRobot Corporation, Kiva Systems and Seegrid Corporation.

See a further discussion of our competitive position in the section entitled “Risk Factors” below.

Intellectual Property

Because our success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2011, we had 12 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Seasonality

Historically, orders have been lower in the first half of our fiscal year and higher in the second half of our fiscal year, with a decline during the first quarter of each fiscal year due, in part, to the concentration of sales into the European market, which typically experiences a pronounced summer holiday season. Revenues in each quarter will vary based on European market seasonality and on the particular timing of major programs to key customers.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Pleasanton, California and European headquarters in Dortmund, Germany. Our principal executive offices are located at 5960 Inglewood Drive, Pleasanton, California 94588 and our telephone number at that address is (925) 245-3400. Additionally, we lease sales and operations facilities in New Hampshire, France, Denmark, Singapore and Shanghai. We consider these properties as currently adequate for our business needs.

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

Our operating results fluctuate due to factors that are difficult to forecast, are often out of our control, and can be volatile.

Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

•	our ability to effectively manage our working capital;

•	changes in our products’ market acceptance or demand;

•	new products or changes in pricing, by us, our distribution channels, or our competitors;

•	pricing and availability of components and raw materials;

•	changes in our product mix from quarter to quarter affecting our gross margins;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our inability to adjust certain fixed costs and expenses for changes in demand;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales or supply;

•	seasonal fluctuations in demand and our revenue;

•	our ability to expand our product offerings; and

•	extraordinary events such as litigation, claims or mergers and acquisitions.

We generally recognize revenues upon shipment, or in certain cases upon receipt by customers. As a result, our net revenues and results of operations are affected by the timing of orders received and shipped. A significant percentage of our shipments occur in the last month of each quarter. This can make it difficult to reliably forecast the demand level for our products for a particular quarter. Further, an order cancellation, reduction or delay in shipments near the end of a fiscal period may cause sales to fall below expectations and harm our operating results for that period. We have and may also enter into agreements requiring us to accept certain orders meeting agreed criteria and to hold specified levels of inventory available. To address these difficulties, we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. As a result, our operating results vary, our stock price is volatile, and we may not be able to achieve or sustain our profitability on a quarterly or annual basis.

We have experienced operating losses and negative cash flow in the past, and have limited cash resources, which could impair our ability to invest in growth and adversely affect our operations.

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. We have limited cash resources, and though we are under no restrictions at this time regarding transferring cash from our foreign operations to our U.S. operations, regulatory restrictions impeding our ability to transfer foreign cash reserves may occur in the future, and we may have limited access to a portion of those existing cash balances. We depend on our credit facility and funds generated from operating activities to meet our operating requirements and execute our growth plan. Our credit facility subjects us to certain financial and operating covenants, the failure of which would prevent us from borrowing. If we are unable to obtain and maintain sufficient capital on favorable terms, it could undermine our flexibility to pursue additional expansion opportunities and could limit the working capital available to our business, harming our operating results.

We depend on outsourced manufacturing and information technology capabilities and single source suppliers, and if we experience disruptions in this supply or prices increase, our business may suffer.

We outsource most of our manufacturing functions, and obtain many key components, materials and mechanical sub-systems from sole or single source suppliers. We have limited contracts or guaranteed supply arrangements with these suppliers, and the lack of alternate sources and lengthy qualification process for replacement suppliers involves significant risks. These risks include whether or not new suppliers will provide adequate quantities with sufficient quality on a timely basis, and the risk that supplier pricing may be higher than anticipated. If we are unable to obtain necessary items on a timely basis, at acceptable prices, and of sufficient quality, we could lose current or future business. In the past, we have experienced quality control or specification problems with certain components provided by sole source suppliers, and have had to design around the particular flawed items. Any quality issues could result in customer dissatisfaction, lost sales, or increased warranty costs, and could harm our results of operations.

Any significant price increase or disruption of our supply sources could interrupt our product shipments, require reengineering, and damage customer relationships. If our suppliers cease manufacturing components that we require, we may need to purchase a significant amount of inventory that could lead to an increased risk of inventory obsolescence. Finally, if we incorrectly forecast product mix for a particular period and we are unable to obtain sufficient supplies of any components or mechanical sub-systems on a timely and cost-effective basis due to long procurement lead times, our business could be substantially impaired.

Some of our suppliers are in Japan. While these suppliers are not in the areas directly affected by recent disasters, they could have business continuity issues or alter pricing based upon the situation of their suppliers and the Japanese economy, which could have an adverse impact on our financial condition and operations.

Global economic conditions currently affecting our customers and suppliers may also negatively affect our financial results by decreasing our revenues and increasing our risk of credit-related losses.

The global economic downturn created a widespread slowdown in capital investment, manufacturing, and demand for consumer products particularly in our disk-drive and solar markets. In response, our suppliers have or may increase their prices or reduce their output. Some of our customers (including systems integrators) have, and may continue to defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations, reducing our revenues or margins or increasing our credit losses, which would negatively affect our results of operations.

Our inability to accurately forecast, or react quickly and adequately to increases or decreases in demand for our products could harm our business and results of operations.

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success directly depends upon the capital expenditure budgets of our customers, which tend to be cyclical. The economic downturn resulted in cutbacks in capital spending in some of our major markets, and our business has been, and may continue to be, directly and negatively impacted. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity, and accelerated declines in average selling prices. During periods of declining demand, we have implemented several worldwide restructuring programs to realign our business and lower our expenses accordingly. However, our ability to reduce expenses is limited by our need to retain and motivate key employees, and by our need for continued investment in product engineering, research and development. We also have extensive ongoing customer service and support requirements and must maintain a certain level of inventory to satisfy potential customer commitments, as well as administrative costs that cannot easily be reduced. Further, our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, may lead to an increased risk of excess or obsolete inventory.

We also must be able to maintain the ability to quickly increase our manufacturing capacity upon an increase in orders or general upturn in any of our markets. Typically, upturns in markets such as disk drive or electronics have been characterized by abrupt demand increases, and production under-capacity. We must be able to ramp up in times of increased demand and hire sufficiently to service our customers, and our inability to do so could cause current or future customers to place orders with our competitors instead.

Our international operations and reliance on foreign suppliers subject us to risks outside of our control that may harm our operating results.

We have significant and expanding operations outside the United States, including new operations in Denmark with the acquisition of InMoTx and a new Shanghai facility. Additionally, a substantial majority of our revenue is derived from non-U.S. sales: international sales represented 71% and 77% of revenues for fiscal 2011 and fiscal 2010, respectively. We expect that revenue from our international sales and operations will continue to account for a significant portion of our total revenue. We also purchase some critical components from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations which include:

•	difficulties coordinating operations subject to differing regulatory regimes;

•	unexpected changes in regulatory requirements;

•	political, military, and economic instability or turmoil and extraordinary disruptions;

•	restrictive governmental actions, such as tariff regulations and other trade barriers;

•	transportation costs and delays;

•	stringent local jurisdictional requirements favoring local business and organized labor considerations;

•	longer payment cycles and greater difficulty collecting accounts receivables from foreign jurisdictions;

•	potentially adverse tax rates and consequences; and

•	difficulty in obtaining appropriate personnel.

We face exposure to fluctuations in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in foreign currencies. Additionally, we make foreign currency-denominated purchases from some foreign suppliers, and thus remain subject to the transaction exposures that arise from foreign exchange movements between the date that the transactions are recorded and the date cash is paid. Continued fluctuations in foreign currencies could negatively impact our business. In order to protect our financial performance from the adverse effects of foreign currency fluctuation, we are currently developing a hedging strategy to manage this risk.

In early 2011, we opened a facility in Shanghai, China to capitalize on significant opportunities presented by the Asian markets. We face all the risks inherent in operating in a foreign emerging market where we have not previously operated a facility. Our China-based activities are subject to greater political, regulatory, legal and economic risks than those faced by other operations. There can be no assurance that we will be successful in our expansion in China.

The long sales cycle, customer evaluation and implementation processes of our products may increase the costs of securing sales and reduce the predictability of our earnings.

Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance, and to install and integrate our products into larger systems. As a result, our sales process is often subject to the evaluation and approval delays that are typically associated with large capital expenditures. The sales cycles for our products often last for many months or even years, and orders expected in one quarter may shift to another or be cancelled entirely because of customers’ budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent revenue generation. The time required for our customers to incorporate our product into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.

Our failure to keep up with rapid technological change and new product development would harm our ability to compete.

The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized, because many of our products are used by our customers to develop, manufacture, and test their own products. If we do not accurately predict our customers’ needs, we may invest substantial development resources in products that may not achieve broad market acceptance. Further, if we are unable to develop new and enhanced products meeting customers’ changing technical specifications on a timely and cost-effective basis, our products may become uncompetitive or obsolete. We also must make decisions about whether or not to develop and offer products to a given market, and if our judgment of that market is incorrect, our business could be harmed.

The market for intelligent automation products is intensely competitive, which may make it difficult to grow our business or to maintain or enhance our profitability.

Our competitors include robot, motion control, machine vision, and simulation software and packaging companies, many of which have substantially greater resources than we do. Our competitors in the robot market also include integrated manufacturers that produce robotics equipment for internal use, and also compete with our products for sales to other customers. Because they can generate substantial unit volumes to satisfy internal demand, these competitors may have greater pricing flexibility. During the recent economic downturn, we have experienced aggressive price reductions and other accommodations by our competitors, in addition to increased price sensitivity by our customers. We believe that the principal competitive factors affecting the market for our products are:

•	product features, functionality, and ease of use;

•	price;

•	brand quality perception;

•	customer service; and

•	timeliness, predictability, and reliability of delivery.

Increased competitive pressure and declining barriers to market entry could result in a loss of sales or market share or force us to lower prices. Failure to enhance our brand would impair our ability to increase or maintain our customer base, and we may not be able to compete successfully in the future.

The growth of our business depends upon the development and successful commercial acceptance of our new products.

Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business. We depend upon a variety of factors to ensure that our new and enhanced products are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur in introducing new products, or between a product’s initial introduction and volume production.

The development and commercialization of new products involve many difficulties, including:

•	identification of new product opportunities;

•	retention and hiring of appropriate research and development personnel;

•	determination of the product’s technical specifications;

•	successful completion of the development process;

•	successful marketing of the new product and achieving customer acceptance;

•	managing inventory levels; and

•	additional customer service and warranty costs associated with supporting new product introductions and/or effecting subsequent potential field upgrades.

We must expend significant financial and management resources to develop new products. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, or our new products are not commercially successful, our business may be harmed.

Our acquisitions of MobileRobots and InMoTx have expanded our business with new technologies and solutions for additional markets, including our Octomation solutions for complex food processing and packaging applications, and mobile robotic systems, control and software for autonomous robot and AGV applications. We have little or no prior experience in these markets and are unable to forecast the future commercial acceptance of these additional product lines.

We generally have no long-term customer contracts and our backlog cannot be relied upon as a future indicator of sales.

We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be cancelled under certain circumstances. As a result, we are exposed to competitive price pressures on every order, and our agreements with customers do not provide assurance of future sales. Our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog are subject to changes in delivery schedules and may be subject to cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact us.

We market and sell our products primarily through an indirect channel comprised of third-party resellers not under our control.

We believe that our ability to sell products to systems integrators and OEMs will continue to be important to our success. However, our relationships with these partners are generally not exclusive, and we cannot control the timing or amount of their procurement or marketing of our products. Some systems integrators and OEMs who sell our products also sell products of our competitors. If they choose to promote competing products or simply fail to market our products successfully, our revenue could decrease.

As we enter new geographic and applications markets, we must locate and establish relationships with systems integrators and OEMs to assist us in building sales in those markets. Because of product integration expenses and the large amount of training required, significant time and resources may be required to establish a profitable relationship with a systems integrator or OEM. We may not be successful in establishing or maintaining an effective relationship with new systems integrators or OEMs, which would adversely affect our business.

Our acquisitions of MobileRobots and InMoTx and any future acquisitions may disrupt our business and harm our operating results.

In fiscal 2010 and 2011, respectively, we acquired MobileRobots, and InMoTx and we may acquire other businesses and technologies to further our strategic objectives. We had no prior experience with the autonomous robot and automated guided vehicle technologies market of MobileRobots and our gripping technology of the Octomation products provides a new focus to our food packaging business. We are unable to predict the market acceptance of these additions.

Our acquisitions present risks, including:

•	Significant expenditures of cash and dilutive stock issuances;

•	difficulties in integrating the product offerings, operations, or workforce;

•	difficulties in establishing and maintaining effective uniform standards, controls, procedures and policies;

•	the loss of key personnel or customers from either our current business or the acquired company’s business;

•	adverse effects on existing relationships with suppliers;

•	disruptions of our on-going businesses and diversion of our existing resources;

•	difficulties in realizing our financial and strategic objectives of the acquired business;

•	negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;

•	risks of entering new markets in which we have limited or no previous experience;

•	entering geographic areas or distribution channels with no prior experience;

•	assumption of unanticipated liabilities, such as problems with the quality of the acquired company’s product; and

•	diversion of management attention.

The risks above could significantly harm our business. The failure to successfully evaluate and execute acquisitions or adequately address these risks could materially harm our financial results.

Our products could have unknown defects which may give rise to claims against us, increase our expenses, or harm our reputation.

Our products are complex and despite testing, our products or enhancements may contain defects, errors or performance problems. Any defects or errors could result in expensive and time-consuming design modifications or warranty charges, harm customer relationships, and result in loss of market share. We aim to generate increasing amounts of revenue from sales of recently released products. As a result, the negative impact on our business resulting from defects in such products could be significant.

The existence of any defects, errors, or failures in our products could also lead to product liability claims against us, our channel partners, or against our customers. Although we maintain product liability insurance, the coverage limits of these policies may not be adequate to cover future claims. Any claim could result in significant legal defense costs, divert resources, harm our reputation, and negatively impact us.

Our failure to protect our intellectual property and proprietary technology may impair our competitive advantage.

Our success depends in part upon protecting our proprietary technology and trade secrets. We primarily rely on a combination of patents, trademarks, copyrights, trade secret protection, licenses, and nondisclosure agreements to protect our proprietary rights, but have not always sought patent, registration, or similar protection on our technology where it may have been available. The steps we have taken may not be sufficient to prevent the misappropriation of our intellectual property or to provide us with any commercial advantage. The process of obtaining patent protection can be time consuming and costly, and our ability to enforce our intellectual property rights is subject to uncertainty and litigation risks.

We may face costly intellectual property infringement claims.

Allegations of intellectual property infringement by our products may arise and could include claims against us, our manufacturers, our suppliers, or even our customers. Because there are numerous patents in the automation industry, it is not always practicable to determine in advance whether a product or any of its components infringes intellectual property rights. As a result, we may be forced to respond to intellectual property infringement claims to protect our rights. Regardless of merit, these claims could consume management time, result in costly litigation, or cause product shipment delays. In settling these claims, we may be required to cease selling products or services, pay damages, redesign the challenged technology, or enter into unfavorable royalty or licensing agreements. Any of these could seriously harm our business.

Our investments in certain new markets subject us to increased regulation and potential product liability, and there is no guarantee that we will be successful in these markets or that risks related to these industries will not have an adverse effect on our business.

Our systems and controls are sold in a variety of industries, including solar, packaging and medical, among others. Our penetration of the packaging market for food and certain other regulated items where we see potential revenue growth also requires additional costs to fulfill necessary certification and compliance processes. We have increased our strategic focus on sales for certain applications that are highly regulated, including the automation of repetitive operations in diagnostic and pharmaceutical labs. As we start to engage in certain activities in the medical industry, we must ensure that our products and systems comply with various regulatory requirements relevant to medical applications. This will increase costs necessary to operate our business, and our failure to comply with these requirements could have an adverse effect on our ability to sell our products or subject us to regulatory actions or fines.

Our failure to comply with environmental laws and regulations could harm our business.

We are subject to a variety of environmental regulations relating to the use, storage, handling, and disposal of hazardous substances used in the manufacturing and assembly of our products. We believe that we are in compliance with material environmental regulations and have all necessary environmental permits. However, our failure to comply with present or future regulations could result in penalties or liabilities, and could curtail our operations.

Our success depends on our continuing ability to attract, retain and motivate highly-qualified personnel.

Our inability to attract, train, motivate, and retain qualified management, sales, and technical personnel could adversely affect our ability to design, manufacture, market, sell our support and our products, and to meet our requirements as a public company. Many companies with which we compete for qualified personnel have greater resources than we do. In addition, in making employment decisions in the technology industry, job candidates often consider the value of the equity they receive in connection with their employment. Therefore, volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel, which could harm our business.

If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.

Under the Sarbanes-Oxley Act, our management must establish, maintain and make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated significant resources to our efforts to comply with these requirements, including significant actions to develop, evaluate, and test our internal controls but cannot provide absolute assurances. A failure to maintain adequate internal controls could result in inaccurate or late reporting of our financial results, an investigation by regulatory authorities, a loss of investor confidence, a decrease in the trading price of our common stock and could expose us to costly litigation or regulatory proceedings.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. To lower our operating costs during fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization and streamlining of our North American operations, and incurred related restructuring expenses. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences. While our restructuring efforts reduced our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our operations and prospects could be harmed.

The concentration of our equity ownership among few stockholders could adversely affect the liquidity and market price of our securities, and may permit a few stockholders to influence the results of stockholder decisions.

We have approximately 9,740,709 shares of common stock outstanding as of August 29, 2011. A small number of holders beneficially own a substantial portion of our outstanding equity. These securities are generally freely tradable or subject to registration statements permitting their sale with little or no restriction. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price.

At June 30, 2011, options to purchase approximately 1,332,000 shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 439,000 shares of common stock were reserved for future grant and issuance under such plans. We can also issue shares under our employee stock purchase plan, which had approximately 488,000 shares available for issuance at June 30, 2011. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. Option exercises and employee stock purchase plan purchases could increase the number of common shares outstanding and could adversely affect the prevailing market price of our common stock, due to our low trading volume. We have also issued more than one million shares of common stock, some of which is subject to risk of forfeitures by the holders thereof, in connection with our acquisitions of MobileRobots and InMoTx. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the dilution of our stockholders’ equity interest.

Our stock price may fluctuate widely, making resale of our common stock difficult.

The market price of our common stock has fluctuated substantially. Our stock price may continue to fluctuate significantly in response to factors including:

•	fluctuations in operating results;

•	our liquidity needs and constraints;

•	the effectiveness of cost control measures;

•	changes in our business focus and operational organization;

•	our restructuring activities and changes in management and other personnel;

•	our limited public float and the limited trading volume of our common stock on NASDAQ;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation and packaging industries;

•	the introduction of new products or changes in product pricing by us or our competitors;

•	litigation or claims relating to the volatility of our common stock, internal controls, proprietary rights or other matters;

•	developments in the financial markets; and

•	perceived dilution from stock issuances in financing or acquisition transactions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

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

On January 1, 2011, Adept entered into a new lease in conjunction with the opening of our new China facility in Shanghai. The lease agreement is for premises of 8,296 square feet, for a term of one and a half years, with an option to extend for an additional four-year period. Financial terms for this lease are included in Note 7 of our Notes to Consolidated Financial Statements.

Other leased Adept facilities include Amherst, New Hampshire; Dortmund, Germany; Massy and Annecy, France; Frederikshavn, Denmark; and Singapore. All of our facilities are used by both of our two reportable business segments.

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

	Three Months Ended
	Jun. 30, 2011	Mar. 26, 2011	Dec. 25, 2010	Sep. 25, 2010	Jun. 30, 2010	Mar. 27, 2010	Dec. 26, 2009	Sep. 26, 2009
High	$4.68	$5.11	$6.72	$5.69	$6.47	$4.17	$3.64	$3.49
Low	$3.56	$3.76	$4.05	$4.57	$3.61	$2.92	$2.34	$2.32

At August 29, 2011, there were approximately 231 stockholders of record of our common stock.

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

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. relative to the cumulative total returns of the NASDAQ Composite Index, and an Industry Index/Peer Group index including ten other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2006 and shown through June 30, 2011.

	6/06	6/07	6/08	6/09	6/10	6/11
Adept Technology, Inc.	$100.00	$44.58	$67.89	$17.68	$35.49	$28.56
NASDAQ Composite	$100.00	$122.33	$108.31	$86.75	$100.42	$132.75
Peer Group	$100.00	$123.58	$103.14	$60.48	$78.59	$129.32

This peer group is comprised of the following companies: Asyst Technologies Inc., Brooks Automation Inc., Cognex Corporation, Cyberoptics Corporation, Esterline Technologies Corporation, Gerber Scientific Inc., Integralvision Inc., KLA Tencor Corporation, Nordson Corporation, and Perceptron Inc. The total return for each member of this peer group has been weighted according to each member’s stock market capitalization.

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

We provide intelligent robotics systems, the core of which are our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. Our two most recent acquisitions have provided autonomous robot and fleet management capabilities that enhance our offerings for target markets, as well as unique gripping technology that expands our reach into the global food processing market.

In addition, we provide a full complement of robotics services and support for our customers. Through sales to systems integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

Recent Acquisitions

On January 10, 2011 we acquired InMoTx, Inc., a privately-held provider of robotic platform solutions and gripping technology for the global food processing market, based in Denmark, pursuant to a merger agreement dated January 4, 2011, under which we paid $1.5 million in cash and issued 199,979 shares of our common stock to InMoTx shareholders. All of the shares issued are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period following the closing. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer (CTO), to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for acceleration for disability, termination without cause or termination for good reason or from a change of control. We have also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the CTO/founder in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011. See Note 4 to the Consolidated Financial Statements for further information regarding the acquisition of InMoTx.

On June 25, 2010, we acquired MobileRobots, Inc., a privately-held provider of autonomous robot and automated guided vehicle technologies based in New Hampshire, pursuant to a merger agreement dated June 13, 2010, under which we paid approximately $1.0 million in cash and issued 763,359 shares of our common stock. We also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots if certain MobileRobots product revenue targets were met for fiscal 2011. Based on the fiscal 2011 revenue results, $100,000 of this bonus has been accrued and will be paid in the first quarter of fiscal 2012. No further bonuses will be paid pursuant to this merger agreement. The results of MobileRobots’ operations have been included in our consolidated financial statements since June 25, 2010. See Note 4 to the Consolidated Financial Statements for further information regarding the acquisition of MobileRobots.

Strategy

Our strategy focuses on a few specific industries where the use of automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have targeted are: packaging, medical, logistics, disk drive/electronics and solar. Currently, we are focusing the majority of our investments on the global packaging market and the MobileRobots technology. The packaging market has continued to provide new applications even during the last two years of worldwide economic weakness and has proven the strength of our Quattro robot in this industry. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications. We are also investing significantly in the MobileRobots technology to take advantage of emerging opportunities in the medical, logistics, and solar markets as it pertains to mobile technology. For example, in the medical industry we have formed a partnership to be the exclusive provider of autonomous mobile robots to SwissLog Healthcare Solutions for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals.

In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide significant opportunity for Adept as these manufacturers begin to equip their automation capabilities and ramp up their production operations. We hope to capitalize on the growing opportunities for automation in China with our office established during the year in Shanghai. This office will allow us more visible access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.

Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for partnership or collaboration. Our focus is on pursuing partnerships that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.

Trends in Our Business

During fiscal 2011, our revenues grew 11% compared with the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive and industrial markets in Germany, the consumer electronics market in Asia and the worldwide market for replacement parts for Adept robots. Revenue also increased due to the addition of new revenue from the acquired MobileRobots business and increased sales to the solar market in Europe. We are encouraged by our performance in our target markets and by the signs of returning demand from our traditional industries, which we believe generally indicate a more positive environment for capital spending going forward. Sales growth in fiscal 2011 was offset by a sharp slowdown in orders from the international disk drive market, as this industry entered a cyclical downturn in the second quarter of fiscal 2011 that continued through the fourth quarter. While it is difficult to predict the timing of investment cycles within the disk drive industry, based on information from our customers, we believe this market will experience minimal growth through the first half of fiscal 2012. In addition, sales from the packaging and medical markets also decreased year to date, and the timing of orders in these markets continues to vary. We believe that our acquisition of InMoTx will help drive future growth in the packaging market over time, as the gripping technology that InMoTx brings provides a unique advantage in certain vertical markets, such as hygienic packaging of meat and poultry.

On a geographic basis, our U.S. sales increased 41% in fiscal 2011 compared with the prior year and accounted for 29% of total revenue in fiscal 2011 compared to 23% in the previous year. This growth was driven primarily by $4.0 million of new revenue from the acquired MobileRobots business, as well as higher sales to the domestic disk drive, packaging, automotive and industrial markets. This growth was partially offset by lower sales to the consumer electronics and medical markets. We believe sales to the packaging and medical markets will comprise an increasing portion of our U.S. business over time, and that our new mobile robotic technology will enable us to address new opportunities in the logistics, medical and consumer electronics markets, and our new gripper technology acquired from InMoTx will enable us to expand our opportunities in the packaging solutions markets.

In Asia, higher sales from the consumer electronics, replacement parts, and packaging markets in fiscal 2011 were more than offset by significantly lower disk drive sales, resulting in a 42% revenue decrease compared to the prior year and accounted for 18% of total revenues in fiscal 2011 compared to 36% in the previous year. We believe that the packaging and solar markets in Asia present us with significant long-term opportunities over time, and our new office in China should help to capitalize on these opportunities.

European sales grew 43% in fiscal 2011 compared with the previous year and accounted for 51% of total revenues for fiscal 2011 compared to 39% in the previous year. The European growth was primarily the result of higher sales of both new and remanufactured products to the traditional automotive and industrial markets, particularly in Germany, which increased 145% year over year; higher sales of replacement parts for Adept robots; and higher sales to the solar market. This growth was partially offset by lower sales to the packaging market due to timing of orders. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar.

Restructuring and Cost Reduction Actions

Operationally, from time to time we have undertaken restructuring and other cost reduction actions to support our financial model, which emphasizes cost efficiency balanced with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash. During the second half of fiscal 2011 we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization within our sales infrastructure and a general streamlining of our business operations in the Americas region, and incurred $662,000 in related restructuring expenses, of which $498,000 was accelerated stock compensation expense.

Summary of the Fiscal 2011 Fourth Quarter

Revenues for the fourth quarter of fiscal 2011 were $16.8 million, up 2% from $16.5 million for the fourth quarter of fiscal 2010 as a result of higher service revenues across some of our traditional markets, including the domestic and European automotive markets, and increased sales of replacement parts in Europe and Asia. These increases were partially offset by an 89% decrease in disk drive revenues primarily in Malaysia. The decrease in disk drive product sales was almost entirely offset by increased revenues in our industrial, automotive, and solar target markets, and the addition of new revenues from the acquired MobileRobots business.

Gross margin was 45.3% of revenue in the fourth quarter of fiscal 2011, compared with 41.5% of revenue in the fourth quarter of fiscal 2010. Gross margin in the fiscal 2011 fourth quarter was favorably impacted by a higher margin product mix including less disk drive sales and a favorable Euro rate along with increased sales in the European markets.

Operating expenses were $8.8 million in the fourth quarter of fiscal 2011, an increase of 28% compared with $6.9 million in the fourth quarter of fiscal 2010. The increase primarily resulted from the addition of expenses for MobileRobots and InMoTx, which primarily included salary and stock compensation.

Operating loss for the fourth quarter of fiscal 2011 was $1.2 million, compared to operating loss of $59,000 for the fourth quarter of fiscal 2010. Net loss for the fiscal 2011 fourth quarter was $0.7 million, or $0.08 net loss per share, compared to net loss of $0.2 million, or $0.02 net loss per share, for the fourth quarter of fiscal 2010.

Results of Operations

This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended June 30, 2011, each year therein referred to as fiscal 2011 and 2010, reflecting requirements applicable to Adept as a smaller reporting company. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Revenues

The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2011 and 2010 (in thousands, except for percentages):

	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Revenue by Segment
Robotics:
Revenues	$45,129	6%	$42,689
Percentage of total revenues	78%		83%
Services and Support:
Revenues	$12,376	38%	$8,938
Percentage of total revenues	22%		17%

Total revenues	$57,505	11%	$51,627

Revenues were $57.5 million in fiscal 2011, up 11% from $51.6 million in fiscal 2010. The increase in total revenues resulted from a 6% sales increase in our Robotics segment and a 38% increase in our Services and Support segment.

Robotics segment revenues were $45.1 million in fiscal 2011, up 6% from $42.7 million in fiscal 2010. Higher Robotics revenues in fiscal 2011 were primarily the result of higher demand from the automotive and industrial, consumer electronics and solar markets, as well as $2.1 million in new revenues from the acquired MobileRobots business, offset by decreased demand from the disk drive and packaging markets. During fiscal 2011 sales to the automotive and industrial markets and the solar market increased $5.4 million and $3.0 million, respectively. Sales to the disk drive market in Asia decreased $8.3 million due to a cyclical slowdown in the industry, and sales to the global packaging market decreased $1.1 million, primarily due to decreases in Europe, partially offset by increased packaging sales in both the U.S. and Asia.

Revenues in our Services and Support segment were $12.4 million in fiscal 2011, up 38% from $8.9 million in fiscal 2010. The increase during fiscal 2011 was primarily due to increased demand for replacement parts worldwide, which increased $2.4 million, and increased demand from the automotive and industrial markets, primarily in Germany, which increased $0.6 million. Higher sales of replacement parts and higher demand from the automotive and industrial markets were partially offset by lower sales in the service and support disk drive markets, primarily in Asia, which decreased $1.7 million in fiscal 2011.

The following table sets forth our annual revenues and year-to-year change in revenues by geographic region for the fiscal years ended June 30, 2011 and 2010 (in thousands, except for percentages):

	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Revenue by Geography:
United States:
Revenues	$16,728	41%	$11,858
Percentage of total revenues	29%		23%

Europe:
Revenues	29,185	43%	20,370
Percentage of total revenues	51%		39%
Asia:
Revenues	10,581	(42%)	18,322
Percentage of total revenues	18%		36%
Other Countries:
Revenues	1,011	(6%)	1,077
Percentage of total revenues	2%		2%

Total International revenues	$40,777	3%	$39,769
Percentage of total revenues	71%		77%

Total revenues	$57,505	11%	$51,627

Our domestic revenues were $16.7 million in fiscal 2011, up 41% from $11.9 million in fiscal 2010. This increase reflects the addition of $4.0 million in new revenues from the acquisition of MobileRobots, as well as increased sales to the domestic automotive and industrial, disk drive and packaging markets, offset by lower sales in the domestic consumer electronics and medical markets. Sales to the domestic industrial and automotive markets increased $1.1 million in fiscal 2011, and sales to the domestic disk drive and packaging markets increased $0.8 million and $0.6 million, respectively, while consumer electronic sales decreased $1.0 million and medical sales decreased $0.2 million.

Our international revenues were $40.8 million in fiscal 2011, up 3% from $39.8 million in fiscal 2010. This increase resulted from a 43% rise in European sales, offset by lower sales in Asia and other countries. European sales in fiscal 2011 increased 43% to $29.2 million, compared with $20.4 million in fiscal 2010. This increase was primarily a result of a $5.0 million increase in demand from the automotive and industrial markets, primarily in Germany; a $1.3 million increase in demand for replacement parts; and a $3.2 million increase in demand from the solar markets, primarily in Germany. A decrease of $2.7 million in the packaging markets partially offset these increases in Europe. Sales in Asia decreased 42% to $10.6 million in fiscal 2011, compared with $18.3 million in fiscal 2010, primarily due to a $10.4 million decrease in disk drive sales due to a cyclical downturn in the industry. Sales to the consumer electronics market in Asia increased $1.6 million, while packaging and replacement part sales increased $0.7 million and $0.9 million, respectively, partially offsetting the decrease in Asian disk drive sales.

Backlog. Our product backlog at June 30, 2011 was approximately $12.3 million compared to approximately $8.4 million at June 30, 2010. The increase in backlog at the end of fiscal 2011 compared to the end of fiscal 2010 is due to increased capital investment by our customers. Customers who have placed orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2011 to ship during fiscal 2012. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Gross Margin

The following table sets forth our gross margin and year-to-year change in gross margin for the fiscal years ended June 30, 2011 and 2010 (in thousands, except for percentages):

	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Revenues	$57,505		$51,627
Gross margin	$24,901	12%	$22,306
Gross margin %	43.3%		43.2%

Gross margin as a percentage of revenues was 43.3% in fiscal 2011, compared to 43.2% in fiscal 2010.

Gross margin in fiscal 2011 was favorably affected by a more favorable mix of higher margin European markets and due to the strengthening in the euro to the U.S. dollar exchange rate. Gross margin in fiscal 2010 was favorably affected by significant sales of our Quattro robots, which have a margin that is higher than our corporate average, which was partially offset by higher sales of lower-margin disk drive products. Fiscal 2010 gross margin was also negatively affected by the weakening of the euro against the U.S. dollar during the period.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs. In particular, we expect that sales into the disk drive market will continue to have a negative impact on gross margin, while packaging, solar and mobile sales will have a positive effect. In addition, we expect that changes in currency valuations will continue to impact gross margin, as a significant portion of our revenues are in euro and a portion of our components are paid for in Japanese yen.

Operating Expenses

Research, Development and Engineering

The following table sets forth our research, development and engineering expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2011 and 2010 (in thousands, except for percentages):

	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Expenses	$8,209	45%	$5,648
Percentage of revenue	14%		11%

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

R&D expenses in fiscal 2011 were $8.2 million, or 14% of revenues, an increase of 45% from $5.6 million, or 11% of revenues, in fiscal 2010. Higher R&D expenses in fiscal 2011 compared with the prior year, primarily resulted from the addition of expenses for the MobileRobots and InMoTx businesses, as well as the reinstatement of employee salaries to pre-fiscal 2010 levels commencing in fiscal 2010, which were reduced as a result of the economic downturn during approximately the first half of fiscal 2010.

We expect that quarterly R&D expenses in fiscal 2012 will increase slightly from fiscal 2011 fourth quarter levels of $2.7 million for that quarter, based on an increased level of product investment in our mobile and packaging products.

Adept capitalized $366,000 of software costs in fiscal 2011, compared to zero in fiscal 2010.

Selling, General and Administrative Expenses.

The following table sets forth our selling, general and administrative expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2011 and 2010 (in thousands, except for percentages):

	Fiscal 2011	% Change 2010 to 2011	Fiscal 2010
Expenses	$22,189	22%	$18,160
Percentage of revenue	39%		35%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.

SG&A expenses were $22.2 million, or 39% of revenues, in fiscal 2011, up 22% from $18.2 million, or 35% of revenues, in fiscal 2010.

Higher SG&A expenses in fiscal 2011 compared with the prior year primarily resulted from the addition of expenses for MobileRobots and InMoTx, which was primarily comprised of salary and stock compensation, and the reinstatement of employee salaries throughout the entire fiscal 2011 period to pre-fiscal 2010 levels.

We expect that quarterly fixed SG&A expenses will increase modestly during fiscal 2012 from the $5.9 million recorded in the fourth quarter of 2011, reflecting both our increased investment in sales resources and marketing programs that support our strategy for growth.

Amortization of Other Intangible Assets. Amortization expense totaled $349,000 during fiscal 2011 for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011. No amortization expense was recorded in fiscal 2010.

Stock Compensation Expense. We recorded stock-based compensation expense of $3.1 million in fiscal 2011 and $1.1 million in fiscal 2010 for our stock option plans, employee stock purchase plan and restricted stock grants. Stock compensation expense in fiscal 2011 includes $498,000 of accelerated stock compensation expense incurred in the third quarter of fiscal 2011 related to employee terminations that were part of our restructuring activities, and has been classified as restructuring expense. Excluding the restructuring related expense, the remaining increase is primarily due to the restricted stock issued in connection with our acquisition of MobileRobots and the fiscal 2011 grants and vesting of restricted stock based upon the level of performance for fiscal 2010 performance plan awards. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry-forwards.

In fiscal 2012, we expect stock compensation expense to decrease from fiscal 2011 levels due to the absence of the acceleration of acquisition related stock compensation expense which occurred in the third quarter of fiscal 2011 and partial vesting of the 2010 performance plan restricted stock awards, with no awards vesting under the fiscal 2011 performance plan. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.

Restructuring Charges. During fiscal 2011 we recorded restructuring charges of $662,000 related to office consolidation, sales reorganization and business streamlining measures implemented during the second half of the fiscal year, which included $498,000 in accelerated stock compensation expense due to vesting and release of restricted stock in connection with employee terminations. No restructuring expenses were recorded in fiscal 2010.

Operating Loss. We recorded an operating loss of $6.5 million in fiscal 2011, compared with an operating loss of $1.5 million in fiscal 2010. Higher operating losses recorded in the fiscal 2011 periods were primarily the result of acquisition-related expenses related to InMoTx, increased overhead related to our acquisitions of InMoTx and MobileRobots, restructuring charges, and the restoration of previously reduced salaries.

Interest Income (Expense), Net. Interest expense, net of interest income, was $124,000 in fiscal 2011, compared with interest income, net of interest expense, of $4,000 in fiscal 2010. The increase in interest expense during fiscal 2011 primarily resulted from a higher line of credit balance, which included borrowings late in the fourth quarter of fiscal 2010 and in the third quarter of fiscal 2011 to finance our acquisitions of MobileRobots and InMoTx.

Foreign Currency Exchange Gain (Loss). Our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $188,000 in fiscal 2011 and foreign currency transaction gains were $64,000 in fiscal 2010. During 2010, most of our intercompany balances were deemed permanent capital investments in its subsidiaries and are no longer subject to foreign currency fluctuations.

The foreign currency transaction losses recorded in fiscal 2011 were primarily generated from realized losses from U.S. dollars used to pay accounts payable in Japanese yen, as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in U.S. dollars and translated to euros. In fiscal year 2010, the U.S. dollar-denominated accounts in Europe experienced gains due to the strengthening value of the U.S. dollar. These gains were offset by the losses resulting from yen denominated accounts in the U.S. due to the strengthening value of the Japanese yen.

As we conduct business on a global basis we are continually exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. To protect our financial performance from the adverse effects of foreign currency fluctuations in the future, we are currently developing a hedging strategy to manage this risk. We expect to implement this hedging strategy during fiscal 2012.

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

We recorded a tax benefit of $56,000 for fiscal 2011, compared to $6,000 for fiscal 2010. For fiscal 2011, the tax benefit represents state minimum tax requirements as well as a foreign tax expense adjustment primarily related to our Singapore operations. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations, except when annual net operating loss limitations exist for domestic and foreign jurisdictions that result in some tax expense. For fiscal 2010, the tax benefit represents federal alternative minimum tax and state minimum tax requirements as well as foreign tax expense primarily related to our Singapore operations.

Liquidity and Capital Resources

Changes in the Company’s liquidity during the year ended June 30, 2011 primarily reflect the net effect of cash generated by operations, cash provided from the Company’s line of credit, capital expenditures and cash paid in connection with the acquisition of InMoTx. Cash and cash equivalents were $8.6 million at June 30, 2011.

In fiscal year 2011, net cash generated by operations of $156,000 primarily resulted from a decrease of $2.8 million in net accounts receivable due primarily to increased collection activity compared to fiscal year 2010, and a decrease of $1.2 million in inventory, partially offset by a decrease of $1.7 million in net accounts payable and other accrued liabilities. Other uses of cash from operations included the net loss for the year ended June 30, 2011 of $6.8 million, which was partially offset by non-cash items of $1.4 million of depreciation and amortization and $3.1 million of stock-based compensation.

In fiscal year 2011, the Company used $2.3 million of cash in investing activities, including $1.5 million for the acquisition of InMoTx and $872,000 for purchases of property and equipment, partially offset by $54,000 in proceeds from the sale of property and equipment. In fiscal year 2011, cash provided from financing activities primarily consisted of the $2.9 million draw on the Company’s line of credit.

Silicon Valley Bank Line of Credit

We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, we entered into an Amendment No. 3 to Loan and Security Agreement with SVB to amend the original Loan and Security Agreement, as previously amended. When we refer to the Loan and Security Agreement, we refer to the agreement as amended. We also entered into a new Loan and Security Agreement (EX-IM Loan Facility) with SVB and related agreements (the “EX-IM Loan Documents”), pursuant to which a portion of the revolving line (the “EX-IM Line”) is now guaranteed by the Export-Import Bank of the United States, and Adept’s potential borrowing base is expanded by enabling advances against foreign accounts receivable.

Adept’s maximum aggregate borrowing availability is $10 million. Adept may borrow up to the lesser of $10 million or 80% of Adept’s eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to Adept’s eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. Adept may use up to $2 million of the domestic borrowing availability for foreign exchange forward purchase and sale contracts with SVB, cash management services, and letters of credit issued by SVB to others for the Company’s account. Adept’s available borrowing base under the revolving line is reduced by the principal balance of outstanding advances, the face amount of outstanding letters of credit, a reserve equal to 10% of the U.S. dollar equivalent of the face amount of letters of credit payable in foreign currency, 10% of outstanding foreign exchange forward contracts and amounts used for cash management services.

All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. The maturity date for borrowings under the EX-IM Line is March 24, 2012, and the maturity date for borrowings against domestic accounts receivable is March 25, 2013. Adept’s ability to make borrowings under the revolving line is subject to ongoing conditions precedent that our representations and warranties in the Loan and Security Agreement are true, in all material respects, on the date on which we request the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has been no material impairment in our business, results of operation, financial condition, or the prospect of repayment of our obligations to SVB, or any material adverse deviation from our most recent business plan submitted to SVB. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line.

Adept must meet certain financial covenants under the loan documents, which require Adept to maintain (a) liquidity (domestic cash plus up to $1.5 million of the domestic borrowing availability) of at least $3.5 million, and (b) minimum aggregate, rolling three-month EBITDA (as defined in the Loan and Security Agreement) measured each month for that month plus the two preceding months, equal to or exceeding the amounts specified in the Loan and Security Agreement. The specified rolling three-month EBITDA amounts are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results.

We also must remain in compliance with various other covenants. For example, we must maintain our primary operating deposit accounts with SVB, and require our U.S. customers to transmit payments to a lockbox account at SVB. SVB will transfer amounts collected from customers in the lockbox account to the Company’s designated deposit account at SVB, unless our Adjusted Quick Ratio (the ratio of unrestricted cash and cash equivalents plus accounts receivable (net of reserves), to current liabilities) is below 1.3 to 1.0, or there is any default under the loan documents, in which case SVB will first apply collections from the lockbox account toward repayment of our obligations to SVB, and then transfer any excess to SVB’s designated deposit account. Adept may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified stockholder group) of Adept’s outstanding shares, without SVB’s consent. Various other covenants restrict the manner in which we conduct our business, our ability to pay dividends, incur additional indebtedness or encumber our assets, the types of transactions (including mergers and acquisitions) we may enter into and our ability to transfer funds to subsidiaries. Adept became subject to additional covenants related to permissible use of proceeds and other matters in the EX-IM Loan Documents.

Adept would be deemed to be in default under the loan documents if we failed to timely pay any amount owed to SVB; if we failed to comply with specified financial and other covenants, including those listed above; if we otherwise materially breached, without cure, any of our representations under or other provisions in the loan documents; if there occurs a material adverse change in our or any guarantor subsidiary’s business, operations or condition, or a material impairment of the prospect of repayment of our obligations to SVB, or a material impairment in the perfection or priority of SVB’s security interests or the value of SVB’s security interest in our or any guarantor subsidiary’s assets, or if SVB determines there is a reasonable likelihood that we will not meet our financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept’s or any guarantor subsidiary’s assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if we fail to pay amounts due under or otherwise materially breach any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept’s obligations; or if we lose government approvals or become subject to certain governmental actions that could materially adversely affect us. In addition, if the Export-Import Bank’s guarantee of the EX-IM Line is declared void or revoked for any reason, whether or not caused by Adept’s actions, such event may trigger an event of default under the loan documents unless Adept is able to repay all outstanding obligations under the EX-IM Line and no other events of default are occurring simultaneously. Upon a default, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce its security interest against the collateral.

Adept was in compliance with the covenants of the amended Loan and Security Agreement and the EX-IM Loan Documents as of June 30, 2011. At June 30, 2011, Adept had an outstanding principal balance of $3.9 million under the revolving line, which was borrowed in connection with the acquisitions of InMoTx and MobileRobots, and bears interest at SVB’s announced prime rate plus 1.75%. Based on operating needs, strategic activities and other factors, the Company may further utilize the line of credit in the future.

In the third quarter of fiscal 2011, Adept incurred $98,000 in legal and bank fees to amend the line of credit facility. We also agreed to pay a termination fee of $100,000 if the revolving line is terminated prior to its maturity date. We must pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line. During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable monthly, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. We must pay a collateral monitoring fee of $850 per month if our “Adjusted Quick Ratio” (as defined above) is less than 1.3 to 1.0 during the month, and there were outstanding balances of principal and interest or outstanding issued letters of credit during the month. We also must pay a letter of credit fee of 1.25% per annum of the U.S. dollar equivalent face amount of issued letters of credit, and all other bank fees and expenses related to the loan transaction.

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our operating or extraordinary expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. We have limited cash resources, and though we are under no restrictions at this time regarding transferring cash from our foreign operations to our U.S. operations, regulatory restrictions impeding our ability to transfer foreign cash reserves may occur in the future, and we may have limited access to a portion of those existing cash balances. We depend on our credit facility and funds generated from operating activities to meet our operating requirements and execute our growth plan. Our credit facility subjects us to certain financial and operating covenants, the failure of which, or any default as described above, would prevent us from borrowing under this credit facility. If we are unable to obtain and maintain sufficient capital on favorable terms, it could have an impact on our flexibility to pursue additional expansion opportunities or make other investments in our growth, and could impact our business and results of operations.

Long-Lived Assets

Our long-lived assets consist of property and equipment, including capitalized software development costs, of $1.8 million and $1.7 million (net of depreciation) at June 30, 2011 and 2010, respectively, and $5.1 million and $2.4 million of goodwill and other intangible assets (net of amortization) at June 30, 2011 and 2010, respectively. We acquired $2.4 million of goodwill and other intangible assets in the fourth quarter of fiscal 2010 as part of the MobileRobots acquisition. We acquired another $2.8 million of goodwill and other intangible assets in the third quarter of fiscal 2011 as part of the acquisition of InMoTx. In addition, at June 30, 2011 we increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates, including those related to warranty obligations, bad debt, inventories, cancellation costs associated with long-term commitments, investments, intangible assets, income taxes, service contracts, stock-based compensation, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making estimates and judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on our consolidated financial statements, and it is possible that such changes could occur in the near term.

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

We have identified the accounting principles which we believe are most critical to our consolidated financial statements while considering accounting policies that involve the most complex or subjective decisions or assessments. These critical accounting policies described below include:

•	revenue recognition;

•	allowance for doubtful accounts;

•	inventories;

•	warranties;

•	capitalization of software development costs;

•	accounting for income taxes;

•	foreign currency accounting;

•	goodwill and purchased intangible assets;

•	valuation of stock-based awards; and

•	commitments and contingencies.

Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and management’s best estimate of our warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectability of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.

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

Service and Support revenue consists primarily of sales of spare parts and refurbished robots. Service revenue also includes training, consulting and customer support, the latter of which includes all field service activities; i.e., maintenance, repairs, system modifications or upgrades. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These revenues are not essential to the product functionality and, therefore, do not bear on the revenue recognition policy for our component products.

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

Our policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on 0.5% of consolidated accounts receivable. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, we evaluate the creditworthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional allowance percentage.

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

Warranties. Our warranty policy is included in our Terms of Sale, generally as a two year parts and one year labor limited warranty on most hardware and component products, and states that there are no rights of return, and that a refund may be made at our discretion, and only if there is an identified fault in the product and the customer has complied with our approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

We do not currently apply a hedging strategy against our currency positions. However, in order to protect our financial performance from the adverse effects of foreign currency fluctuations in the future, we are currently developing a hedging strategy to manage this risk, which we expect to implement during fiscal 2012.

Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.

Goodwill is measured and tested for impairment on an annual basis as of June 30, or more frequently if we believe indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of our reporting units to its net book value, including goodwill. We have defined our reporting units at the business unit level, one level below our reportable segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.

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

We review the carrying values of long-lived assets whenever events or changes in circumstances, such as significant decreases in the market price, reductions in demand, lower projections of profitability, significant changes in the manner of the Company’s use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates the carrying value of the asset exceeds the fair value and the carrying amount of the asset is not recoverable, an impairment loss is recognized by writing down the impaired asset to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate.

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

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2011 and 2010 and for each of the years in the two year period ended June 30, 2011 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

No Supplementary Financial Data is required in this Annual Report on Form 10-K as such data is not required of Adept as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended June 30, 2011, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Chief Financial Officer (or CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Our CEO and our CFO have concluded, based on their evaluation that as of June 30, 2011, Adept’s disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment using such criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Auditor’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of Adept’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. During fiscal year 2011 we evaluated and strengthened the systems and controls within our acquired MobileRobots business to align their procedures with Adept’s general processes designed to ensure effectiveness of our internal controls. During the fourth quarter ended June 30, 2011, we continued the evaluation of the systems and controls at InMoTx following the acquisition in January 2011, continuing the process of aligning InMoTx procedures to Adept’s processes. During fiscal year 2012, we will continue to align InMoTx’s systems and controls and make revisions accordingly to ensure effectiveness of our internal controls. There have been no other changes during or since the end of fiscal year 2011 in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to executive officers of the Company is set forth below. Certain information required by this item is incorporated by reference from our proxy statement related to the 2011 Annual Meeting of Stockholders, referred to as the Proxy Statement.

Adept has adopted a code of ethics, our Code of Business Conduct, that applies to all directors, officers and employees. Our Code of Business Conduct is available on our website, www.adept.com, under the “Investor Relations” heading of our website.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John Dulchinos	49	Chief Executive Officer, President and Assistant Secretary
Lisa M. Cummins	41	Vice President of Finance and Chief Financial Officer, Secretary
Joachim Melis	46	Vice President, Business Development and Managing Director of Europe

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

Lisa M. Cummins joined Adept in May 2007 as Corporate Controller and was appointed Vice President and Chief Financial Officer in July 2007. From September 2005 until joining Adept, Ms. Cummins served as Assistant Corporate Controller with Pacer International, Inc., a publicly-traded logistics and intermodal freight transportation provider. From 2001 to 2005, Ms. Cummins held several positions, most recently as Manager of Financial Planning and Analysis, with APL Logistics, an independent unit of Neptune Orient Lines Limited, a global transportation and logistics company. Ms. Cummins is a Certified Public Accountant and has an MBA from St. Mary’s College in Moraga, California, and a Bachelor’s degree from the University of California at Santa Barbara, CA.

Joachim Melis was appointed Vice President, Business Development and General Manager of Adept Europe in August 2010. Prior to this appointment, Mr. Melis served as Vice President, Worldwide Sales since June 2007 and as Vice President, Europe from August 2004 until June 2007. He joined Adept in October 1990 as an Applications Engineer in our German office and served in several roles, including Applications Supervisor, Manager of European Customer Service, Managing Director of the RDA Services Division and Managing Director for Sales and Service in Germany and France. Mr. Melis holds a degree in Electronics from the University of Dortmund, Germany.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation ( the “Registrant”, “Adept” or “Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

2.2+	Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

2.3	Amendment dated January 18, 2008 to the Share Purchase Agreement effective January 1, 2008, by and among Adept, Adept Technology France and the shareholders of Cerebellum Automation (incorporated by reference to Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2008 second fiscal quarter ended December 29, 2007, filed with the Securities and Exchange Commission on February 11, 2008).

2.4+	Agreement and Plan of Merger among Adept Technology, Inc., Tiger Merger Sub Inc., MobileRobots Inc., and Jeanne A. Dietsch, as Stockholder Agent, dated as of June 13, 2010 (incorporated by reference to Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2010).

2.5+	Agreement and Plan of Merger among Adept Technology, Inc. and InMoTx, Inc., Fast Food Acquisition Inc., and Robert Spears, as Stockholder Agent, dated as of January 4, 2011 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Removed and Reserved.

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

10.1*	1993 Stock Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-50296) filed with the Securities and Exchange Commission on November 20, 2000).

10.2*	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 68, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.3*	1995 Director Option Plan as amended, and form of Option Agreement thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the 1997 fiscal year ended June 30, 1997, filed with the Securities and Exchange Commission on September 66, 1997).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8	Removed and Reserved.

10.9	Removed and Reserved.

10.10*	2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.11*	Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.12	Removed and Reserved.

10.13	Removed and Reserved.

10.14	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.16*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.17*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.18*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.19	Removed and Reserved.

10.20*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 24, 2009).

10.21*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.22	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2011 fiscal quarter ended September 25, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.23*	Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos and Ms. Cummins, dated September 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.24*	Summary of Non-employee Director Compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010).

10.25*	Summary of Executive Officer Compensation (as of August 31, 2011).

10.26*	Fiscal 2012 Performance Plan - established under the Adept Technology, Inc. 2005 Equity Incentive Plan

10.27*	Fiscal 2012 Cash Incentive Plan.

10.28*	Removed and Reserved.

10.29**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.30**	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2010 filed with the Securities and Exchange Commission on May 6, 2010).

10.31*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.32	Settlement Agreement by and among Adept Technology, Inc. and the purchasers named therein affiliated with Crosslink Capital Partners, dated as of May 13, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on 8K/A filed with the Securities and Exchange Commission on May 16, 2007).

10.33	Removed and Reserved.

10.34	Removed and Reserved.

10.35	Removed and Reserved.

10.36*	Fiscal 2009 Executive and Senior Management Payment Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.37*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.38*	Letter agreement re Employment terms between Robert Bucher and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.39*	Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.40*	Fiscal 2010 Cash Incentive Program for Vice President, Worldwide Sales (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal first quarter ended September 66, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.41*	Fiscal 2010 Performance Program established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the 2010 fiscal quarter ended September 26, 2009, filed with the Securities and Exchange Commission on November 9, 2009).

10.42*	Removed and Reserved.

10.43*	Fiscal 2011 Performance Plan - established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.44*	Form of Restricted Stock Unit Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2011 Performance Plan (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.45*	Form of Option Agreement for Consultants (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal first quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007).

10.46	Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.47	Settlement Agreement and Release made and entered into by and between Adept Technology, Inc. and Tri-Valley Technology Campus, LLC. (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 67, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.48	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 67, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.49	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.50	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.51**	Professional Services Agreement by and between OneNeck IT Services Corporation and Adept Technology, Inc. dated November 11, 2008 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.52**	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.53	Removed and Reserved.

10.54*	Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.55*	Form of Restricted Stock Agreement for April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.56*	Form of Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2012 Performance Plan.

10.57	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.58	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.59	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.60	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.61	Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

10.62*+	Amended and Restated 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.63*+	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.64*+	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.65*+	Separation Agreement and Release of All Claims between David Pap Rocki and Adept Technology, Inc. dated February 4, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.66	Amendment No. 2 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

10.67	Amendment No. 3 dated as of March 25, 2011 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.68	Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.69	Borrower Agreement, dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.70	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co., and Adept MobileRobots LLC and Adept InMoTx, Inc. (joined by assumption), in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.71	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.72	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

14.1	Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the 2010 fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on September 17, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Armanino McKenna LLP.

24.1	Power of Attorney (See Signature Page to this Form 10-K).
31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.

(b)    Exhibits.

See Item 15(a)(3) above.

(c)    Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

Date: September 6, 2011	By:	/s/ LISA M. CUMMINS
Lisa M. Cummins Vice President, Finance and Chief Financial Officer

Date: September 6, 2011	By:	/s/ JOHN DULCHINOS
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN DULCHINOS (John Dulchinos)	President and Chief Executive Officer (Principal Executive Officer); Director	September 6, 2011

/S/ LISA M. CUMMINS (Lisa M. Cummins)	Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 6, 2011

/S/ MICHAEL P. KELLY (Michael P. Kelly)	Chairman of the Board	September 6, 2011

/S/ A. RICHARD JUELIS (A. Richard Juelis)	Director	September 6, 2011

/S/ HERBERT J. MARTIN (Herbert J. Martin)	Director	September 6, 2011

/S/ ROBERT J. RICHARDSON (Robert J. Richardson)	Director	September 6, 2011

(Benjamin A. Burditt)	Director

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Pleasanton, CA

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2011 and June 30, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the fiscal years in the two year period ended June 30, 2011. Our audits also included the financial statement schedule for each of the fiscal years in the two year period ended June 30, 2011 listed in the Index at Item 15(a)(2). The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two year period ended June 30, 2011, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

ARMANINO McKENNA LLP

San Ramon, California

September 6, 2011

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,627	$8,618
Accounts receivable, less allowance for doubtful accounts of $698 and $505 in fiscal 2011 and 2010, respectively	10,883	12,694
Inventories	9,547	9,672
Other current assets	416	461

Total current assets	29,473	31,445
Property and equipment at cost	13,358	12,251
Accumulated depreciation and amortization	(11,589)	(10,556)

Property and equipment, net	1,769	1,695
Goodwill	2,967	1,186
Other intangible assets, net	2,152	1,170
Other assets	774	534

Total assets	$37,135	$36,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,165	$9,224
Accrued payroll and related expenses	2,214	1,789
Accrued warranty expenses	1,116	1,328
Deferred revenue	132	204
Accrued income tax, current	78	574
Other accrued liabilities	947	430

Total current liabilities	12,652	13,549
Long-term liabilities:
Deferred income tax, long-term	1,364	457
Line of credit	3,900	1,000
Long-term obligations	397	583

Total liabilities	18,313	15,589

Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,750 shares issued and 9,745 shares outstanding at June 30, 2011 and 9,219 shares issued and 9,214 shares outstanding at June 30, 2010	173,377	169,253
Treasury stock, at cost, 5 shares at June 30, 2011 and June 30, 2010	(42)	(42)
Accumulated deficit	(155,281)	(148,517)
Accumulated other comprehensive income (loss)	768	(253)

Total stockholders’ equity	18,822	20,441

Total liabilities and stockholders’ equity	$37,135	$36,030

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Years Ended June 30,
	2011	2010
Revenues	$57,505	$51,627
Cost of revenues	32,604	29,321

Gross margin	24,901	22,306
Operating expenses:
Research, development and engineering	8,209	5,648
Selling, general and administrative	22,189	18,160
Restructuring charges, net	662	—
Amortization of other intangible assets	349	—

Total operating expenses	31,409	23,808
Operating loss	(6,508)	(1,502)
Foreign currency exchange gain (loss)	(188)	64
Interest income	9	8
Interest expense	(133)	(4)

Loss before benefit from income taxes	(6,820)	(1,434)
Benefit from income taxes	(56)	(6)

Net loss	$(6,764)	$(1,428)

Basic and diluted net loss per share	$(0.77)	$(0.17)

Number of shares used in computing basic and diluted per share amounts:	8,802	8,363

Comprehensive loss
Net loss	$(6,764)	$(1,428)
Foreign currency translation adjustment	1,021	(956)

Total comprehensive loss	$(5,743)	$(2,384)

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2009	8,289	$165,773	(5)	$(42)	$(147,089)	$703	$19,345
Common stock issued under employee stock incentive program and employee stock purchase plan	55	90	—	—	—	—	90
Restricted stock awards surrendered to satisfy tax obligation	(21)	(71)	—	—	—	—	(71)
Cerebellum success and consideration payments	133	385	—	—	—	—	385
Stock-based compensation	—	1,065	—	—	—	—	1,065
Common stock issued as part of MobileRobots acquisition	394	2,011	—	—	—	—	2,011

Restricted stock issued under employee stock incentive program as part of MobileRobots acquisition	369	—	—	—	—	—	—
Net loss	—	—	—	—	(1,428)	—	(1,428)
Foreign currency translation adjustment	—	—	—	—	—	(956)	(956)

Balance at June 30, 2010	9,219	169,253	(5)	(42)	(148,517)	(253)	20,441
Common stock issued under employee stock incentive program and employee stock purchase plan	103	226	—	—	—	—	226
Restricted stock awards issued	160	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligation	(32)	(155)	—	—	—	—	(155)
Stock-based compensation	—	3,075					3,075
Common stock issued as part of InMoTx acquisition	200	978	—	—	—	—	978
Restricted stock issued under employee stock incentive program as part of InMoTx acquisition	100	—	—	—	—	—	—
Net loss	—	—	—	—	(6,764)	—	(6,764)
Foreign currency translation adjustment	—	—	—	—	—	1,021	1,021

Balance at June 30, 2011	9,750	$173,377	(5)	$(42)	$(155,281)	$768	$18,822

See accompanying notes.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2011	2010
Operating activities
Net loss	$(6,764)	$(1,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,063	1,399
Deferred taxes	709	—
Gain on disposal of property and equipment	(54)	(78)
Stock-based compensation	3,075	1,065
Amortization of other intangible assets	349	—
Net changes in operating assets and liabilities:
Accounts receivable, net	2,668	(5,945)
Inventories	1,196	(1,547)
Other assets	423	(503)
Accounts payable	(1,199)	6,851
Other accrued liabilities and deferred revenue	(1,084)	1,007
Accrued restructuring charges	57	(7)
Other long-term liabilities	(283)	467

Net cash provided by operating activities	156	1,281

Investing activities
Purchase of property and equipment	(872)	(253)
Proceeds from sale of property and equipment	54	108
Payment for purchase of InMoTx, Inc., net of cash acquired	(1,462)	—
Payment for purchase of MobileRobots, Inc., net of cash acquired	—	(1,028)

Net cash used in investing activities	(2,280)	(1,173)

Financing activities
Borrowing from line of credit	2,900	1,000
Borrowings from long-term debt	11	—
Principal payments on capital leases	(9)	(23)
Principal payments on long-term obligations	(56)	(40)
Proceeds from employee stock incentive program and employee stock purchase plan	226	90
Payment for taxes for restricted stock awards surrendered to satisfy employee tax obligation	(155)	(71)

Net cash provided by financing activities	2,917	956

Effect of exchange rates on cash and cash equivalents	(784)	53

Increase in cash and cash equivalents	9	1,117
Cash and cash equivalents, beginning of period	8,618	7,501

Cash and cash equivalents, end of period	$8,627	$8,618

Cash paid during the period for:
Interest	$133	$3
Income taxes	$25	$(46)
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$176	$148
The Company purchased all of the capital stock of InMoTx, Inc. in 2011 and MobileRobots, Inc. in 2010:
Fair value of assets acquired, net of cash acquired	$484	$1,208
Goodwill and intangible assets acquired	2,771	2,356
Liabilities assumed	(735)	(525)
Common stock issued	(978)	(2,011)
Fair value of contingent cash consideration payable	(80)	—

Cash payment for purchase of InMoTx, Inc. in 2011 and MobileRobots, Inc. in 2010, net of cash acquired	$1,462	$1,028

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

Basis of Presentation

The accompanying consolidated financial statements as of June 30, 2011 and 2010 and for each of the years in the two-year period ended June 30, 2011 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Adept includes consolidated financial statements for two fiscal years in its Annual Report on Form 10-K as a smaller reporting company.

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

Reclassifications

Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with current year presentation. Specific reclassifications have been made related to the true-up of the purchase accounting in relation to the MobileRobots, Inc. acquisition, increasing goodwill and common stock at June 30, 2010. Such reclassifications have not changed previously reported net income (loss).

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

Foreign currency transaction losses were $188,000 in fiscal 2011 and foreign currency transaction gains were $64,000 in fiscal 2010.

The foreign currency transaction losses recorded in fiscal 2011 were primarily generated from realized losses from U.S. dollars used to pay accounts payable in Japanese yen, as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in U.S. dollars and translated to euros. In fiscal year 2010, the U.S. dollar-denominated accounts in Europe experienced gains due to the strengthening value of the U.S. dollar. These gains were partially offset by the losses resulting from yen denominated accounts in the U.S. due to the strengthening value of the Japanese yen. During 2010, most of Adept’s intercompany balances were deemed permanent capital investments in its subsidiaries and are no longer subject to foreign currency fluctuations.

As Adept conducts business on a global basis the Company is exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept. The Company does not currently employ a currency hedging strategy. However, in order to protect its financial performance from the adverse effects of foreign currency fluctuations in the future, Adept is currently developing a hedging strategy to manage this risk, which the Company expects to implement during fiscal 2012.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At both June 30, 2011 and June 30, 2010, the Company had no marketable securities and had $8.6 million in cash.

Realized gains or losses, interest, and dividends are included in interest income.

Fair Values

The carrying amounts for cash, accounts receivable, accounts payable, and line of credit approximate fair value due to the short-term nature of these instruments or the adjustable interest rate associated with debt. The only asset or liability required to be reflected at fair value at June 30, 2011 or 2010 was cash and cash equivalents.

Inventories

Inventories are stated at the lower of standard cost or market value. The components of inventories are as follows (in thousands):

	June 30,
	2011	2010
Raw materials	$6,225	$6,230
Work-in-process	568	653
Finished goods	2,754	2,789

Total inventory	$9,547	$9,672

The inventory valuation provisions are based on an excess and obsolete systems report, which captures all obsolete parts and products and all other inventory, which have quantities on hand in excess of one year’s projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials control group and cost accounting function monitor the line item exceptions and make periodic adjustments as necessary. The balance of inventory at June 30, 2011 included $762,000 of inventory from the acquisition of InMoTx, Inc. on January 10, 2011 and $1.1 million of inventory from the acquisition of MobileRobots on June 25, 2010. The balance of inventory at June 30, 2010 included $768,000 of inventory from the acquisition of MobileRobots on June 25, 2010.

During the years ended June 30, 2011 and 2010, the Company recognized revenues with a cost of approximately $790,000 and $742,000, respectively, from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2011 and 2010. Total cumulative reductions for excess or obsolete inventory totaled approximately $2.3 million at June 30, 2011 and $2.9 million at June 30, 2010.

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

Changes in the Company’s warranty liability are as follows (in thousands):

	June 30,
	2011	2010
Balance at beginning of period	$1,328	$1,179
Warranties issued	738	860
Warranty claims	(950)	(711)

Balance at end of period	$1,116	$1,328

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

Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on 0.5% of consolidated accounts receivable. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $495,000 and $271,000 in fiscal 2011 and fiscal 2010, respectively.

Property and Equipment

Property and equipment are recorded at cost.

The components of property and equipment are summarized as follows (in thousands):

	June 30,
	2011	2010
Cost:
Machinery and equipment	$4,927	$4,424
Computer equipment	5,422	5,245
Office furniture and equipment	968	907
Software development costs	2,041	1,675

	13,358	12,251
Accumulated depreciation and amortization	(11,589)	(10,556)

Property and equipment, net	$1,769	$1,695

During fiscal 2011, assets with a cost basis of $289,000 net of accumulated depreciation of $289,000 were sold. Accordingly, a gain on disposal of property and equipment of $54,000 was recorded in the accompanying statement of operations.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Capitalization of Software Development Costs

The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years. The Company capitalized $366,000 of software development costs in fiscal 2011. No software development costs were capitalized in fiscal 2010.

Long-Lived Assets

Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.

Goodwill is measured and tested for impairment on an annual basis at a reporting unit level at the end of Adept’s fiscal year or more frequently if the Company believes indicators of impairment exist. Adept has chosen June 30th as the annual date to perform the goodwill evaluation. Triggering events for impairment reviews may include indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company’s market capitalization. The performance of the test involves a two-step process. The first step requires comparing the fair value of each of Adept’s reporting units to its net book value, including goodwill. We have defined our reporting units at the business unit level, one level below our reportable segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.

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

Adept performed the annual testing for fiscal 2011 as of June 30, 2011 for the MobileRobots and InMoTx reporting units, which based on Adept’s reporting structure, were the reporting units identified for testing. No other reporting units had goodwill at June 30, 2011. A discounted cash flow model was used to perform step one of the annual testing, and the testing concluded there was no potential impairment at June 30, 2011 for either reporting unit, and as such no impairment charge was recognized.

Impairment of Long-Lived Assets. Adept reviews the carrying values of long-lived assets whenever events or changes in circumstances, such as significant decreases in the market price, reductions in demand, lower projections of profitability, significant changes in the manner of the Company’s use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates the carrying value of the asset exceeds the fair value and the carrying amount of the asset is not recoverable, an impairment loss is recognized by writing down the impaired asset to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. At June 30, 2011, Adept analyzed a number of factors, including profitability projections, economic trends and market price in regards to the Company’s intangible assets, and determined a review of the carrying value of the intangible assets was not necessary.

Adept’s long-lived assets consist of fixed assets, including capitalized software development costs, of $1.8 million and $1.7 million (net of depreciation) at June 30, 2011 and 2010, respectively, and $5.1 and $2.4 million of goodwill and other intangible assets (net of amortization) at June 30, 2011 and 2010, respectively. The Company acquired $2.4 million of goodwill and intangible assets in the fourth quarter of fiscal 2010 as part of the MobileRobots acquisition, and acquired an additional $2.8 million in the third quarter of fiscal 2011 as part of the acquisition of InMoTx. In addition, at June 30, 2011 the Company increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.

Revenue Recognition

The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. Adept recognizes non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. The Company uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers have no right of return other than for product defects covered by Adept’s warranty. Adept maintains a warranty liability based on its historical warranty experience and management’s best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on Adept’s standard non-software products. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after Adept’s normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectability of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If the Company concludes that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. The Company’s experience is that it has been able to reliably determine whether collection is reasonably assured.

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

Revenue for robot refurbishment relates to Adept-owned or customer-owned refurbished robots and components. Adept receives parts returned from customers under warranty contracts, or Adept purchases surplus used parts available from customers or suppliers. These parts traditionally have a lower cost, and internal analysis indicates that on average Adept pays a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost. By contrast, the cost basis starting point for customer-owned refurbished or repaired robots is zero since Adept does not own the robots. For all refurbishment and remanufacturing Adept tracks all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within the Services and Support segment.

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

Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. In fiscal year 2011, one mainly solar customer accounted for 8% of the Company’s revenues, and in fiscal year 2010, one disk drive customer accounted for 16% of revenues. The Company’s business segments and, thus financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse effect on the Company.

At June 30, 2011, two customers accounted for 15% of net accounts receivable. At June 30, 2010, two customers accounted for 32% of net accounts receivable.

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

Advertising Costs

Advertising costs are expensed in the period incurred. Advertising costs were $58,000 in 2011 and $50,000 in 2010, respectively. The Company does not incur any direct response advertising costs.

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

Loss per share was determined as follows (in thousands, except per share data):

	June 30,
	2011	2010
Net loss	$(6,764)	$(1,428)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	8,802	8,363

Basic and diluted net loss per share	$(0.77)	$(0.17)

If the Company had reported net income for the year ended June 30, 2011, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 760,018 related to outstanding employee stock options not included above. If the Company had reported net income for the year ended June 30, 2010, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 18,000 related to outstanding employee stock options not included above.

The computation of diluted net loss per share for fiscal 2011 and 2010 does not include additional options to purchase 822,170 and 1,554,008 shares, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.

Contingencies

If Adept determines, after consideration of all known facts and consultation with legal counsel, that a loss related to the potential matter is neither probable nor cannot be reasonably determined or estimated as of the date of issuance of its fiscal period-end reports, the Company would not accrue for the potential liability. If a loss is material and reasonably possible related to the matter, the Company would disclose the relevant facts of the matter along with an estimated loss amount or range if such amount or range can be reasonably determined or estimated. There are no material contingencies identified by Adept at June 30, 2011.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“ FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC 220”), amending the disclosure requirements under ASC 220. The update requires changes in comprehensive income be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amended disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and upon adoption, must be applied retrospectively. Adept anticipates ASC 220 may cause minor changes in the Company’s disclosures, however adoption is not expected to have an impact to the Company’s financial position.

In December 2010, the FASB issued an update to ASC Topic 805, Business Combinations (“ASC 805”), amending the disclosure requirements for pro forma information. The amendment requires companies to disclose pro forma information for business combinations that occurred during the reporting period. The additional disclosure requirements under ASC 805 were effective for the Company after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, the Company chose early adoption, and appropriate pro forma disclosures have been included in Note 4 to the Notes to Consolidated Financial Statements.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including stock options, restricted shares and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to paid consultants and outside directors. To date, Adept has generally granted options under its existing stock plans and, commencing in fiscal 2009, has increasingly granted shares of restricted stock to executive and some non-executive employees as incentive compensation in lieu of stock options. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Adept has an employee stock purchase plan and four equity compensation plans in effect and used by Adept at June 30, 2011, including the 2001 Stock Option Plan, 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan as described in Note 8 to the Notes to Consolidated Financial Statements. As of June 30, 2011, the outstanding options and available shares for issuance under these plans are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2001 Stock Option Plan	101,076	251,501
2003 Stock Option Plan	326,355	55,349
2004 Director Option Plan	102,625	27,751
2005 Equity Incentive Plan	877,031	234,454

Options are also outstanding pursuant to two equity compensation plans which have expired. These include the 1993 Stock Option Plan and the 1995 Director Stock Option Plan, which had at June 30, 2011, 49,870 and 4,800 shares, respectively, subject to outstanding options.

Under all of these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Performance restricted stock or restricted stock unit grants made to Adept executive officers and other senior management employees for performance under performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to executive and non-executive employees with vesting over 6 months with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Under the director option plan, prior to March 2010, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Prior to March 2010, annual non-employee director grants vest monthly in equal installments over a four year period. In March 2010, Adept’s Board of Directors revised the terms of future director option grants, which provided for the vesting of annual option grants of 6,000 shares to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors who have served for at least six months to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. In March 2010, the Board of Directors authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board of Directors. The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). Stock compensation expense is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded has been accounted for as an equity instrument.

The Company recorded $3.1 million and $1.1 million of stock-based compensation expense on its consolidated statements of operations for the years ended June 30, 2011 and 2010, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity grants for which continued employment is a condition for release. Stock compensation expense for fiscal 2011 includes $498,000 of accelerated stock compensation expense related to employee terminations that were part of the Company’s restructuring activities, and has been classified as restructuring expense. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the years ended June 30, 2011 and 2010 were $3.49 and $1.59, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the years ended June 30, 2011 and 2010 were $1.51 and $1.61, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2011		Year Ended June 30, 2010
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	1.04%	0.13%	0.77%	0.24%
Expected life (in years)	5.77	0.50	3.64	0.61
Expected volatility	87%	61%	86%	98%
Dividend yield	0%	0%	0%	0%

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

For the 2011 and 2010 fiscal years, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated

A summary of stock option activity under the option plans as of June 30, 2011 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2009	1,570	$8.05
Granted	49	2.80
Exercised	(1)	2.62
Forfeited or Expired	(382)	10.06

Outstanding at June 30, 2010	1,236	$7.22
Granted	285	4.95
Exercised	(36)	2.70

Forfeited or Expired	(153)	17.28

Outstanding at June 30, 2011	1,332	$5.70	6.83	$554

Vested/Expected to Vest at June 30, 2011	1,303	$5.73	6.79	$541

Exercisable at June 30, 2011	811	$6.44	5.96	$300

During the year ended June 30, 2011, Adept granted options for 285,500 shares of common stock with an estimated total grant date fair market value of $1.4 million. The intrinsic value of options exercised during the year ended June 30, 2011 was $65,000. Cash received from stock option exercises and ESPP purchases was $226,000 for the year ended June 30, 2011. As of June 30, 2011, there was $1.5 million of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.14 years for stock options and 0.63 years for stock awards.

A summary of restricted stock activity during fiscal year 2011 under the 2005 Equity Incentive Plan is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	160,000	4.86
Vested	(81,922)	5.24
Forfeited due to cancellation or for taxes	(31,992)	5.24

Adept has 468,956 shares of unregistered restricted stock issued outside of the equity incentive plans as compensation in connection with the acquisitions of MobileRobots and InMoTx. The 468,956 shares do not include shares issued as consideration upon the mergers and the complete stock issuance information for each merger is discussed in Note 4 to the Notes to Consolidated Financial Statements.

The Company granted 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 4 to the Notes to Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock granted in connection with the acquisition of MobileRobots. On June 25, 2011, 65,293 shares of restricted stock vested in the first annual vesting of the shares granted pursuant to the merger agreement.

The Company has also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to vest on the third anniversary of the acquisition contingent upon the continued employment of the grant recipient, subject to acceleration or forfeiture in certain circumstances.

A summary of unregistered restricted stock activity due to the acquisitions of MobileRobots and InMoTx (see Note 4) as of June 30, 2011 and 2010, respectively, is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2010	368,956	$5.10
Vested	(238,367)	5.10

Balance of MobileRobots issuance at June 30, 2011	130,589	$5.10
Issued in acquisition of InMoTx in 2011	100,000	$4.89

During the year ended June 30, 2011, 66,740 shares of common stock were issued under the Company’s 2008 ESPP. Shares are issued semi-annually under the ESPP on May 1 and November 1.

Total common shares outstanding at June 30, 2011 were 9,745,369.

3.	Restructuring Charges

Operationally, from time to time Adept has undertaken restructuring and other cost reduction actions to support its financial model, which emphasizes cost efficiency balanced with investments in the Company’s products and revenue generating activities. The Company remains committed to managing its business to generate cash. During fiscal 2011, Adept implemented organizational improvements designed to reduce its ongoing costs, which included office consolidation, reorganization within the sales infrastructure and a general streamlining of business operations in the Americas region, and incurred $662,000 in related restructuring expenses, of which $498,000 was accelerated stock compensation expense.

In response to the economic climate in 2008 and 2009, Adept implemented a comprehensive restructuring program as part of an overall initiative to focus on generating cash flow while maintaining investment in the Company’s target industries, which included pay reductions for the Company’s CEO and executive officers, a reduction in headcount and tiered pay reductions for employees in the U.S. and Singapore, and a work share program in Europe. The reduction of work force was effective at the end of the third quarter of fiscal 2009 with the pay reductions effective beginning in the fourth quarter. As the economic situation began to improve, in the beginning of the second quarter of 2010, salaries for non-executive employees were partially restored and at the end of the second quarter of fiscal 2010 all salaries were fully restored. During fiscal year 2010, the Company paid the $3,000 balance of accrued employee severance costs from the fiscal 2009 restructuring. At June 30, 2010, there were no accrued restructuring charges. There were also no restructuring charges incurred during fiscal year 2010.

4.	Acquisitions

InMoTx Acquisition

On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx’s operations have been included in Adept’s consolidated financial statements since that date. Based in Denmark, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.

Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept has also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013.

The 199,979 shares of common stock issued upon the merger were valued at Adept’s stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer and the contingent annual cash payments of 2% of revenues to the same officer will be recognized as compensation expense when and if the chief technology officer is employed with Adept on the target dates specified in the merger agreement for each award, as continued employment is required in both the contingent stock (subject to the exceptions noted above) and cash awards. The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products were valued at $80,000 on the merger date and recognized as a contingent liability. The contingent liability is discussed further below.

Including cash paid upon the acquisition of $1.5 million, the total value of merger consideration recognized upon the acquisition of InMoTx was $2.6 million.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At January 10, 2011
Current assets	$88
Property and equipment	60
Inventory	370
Other long-term assets	14
Intangible assets	1,331
Goodwill	1,440

Total assets acquired	$3,303

Current liabilities	$681
Long-term debt	54

Total liabilities assumed	$735

Net assets acquired	$2,568

Intangible assets of $1.3 million consist of $1.1 million in developed technology and $231,000 in trademarks and trade names. The intangible assets were valued using the relief from royalty method, using a rate of 9.1% based upon third party licensing agreements and industry guidelines for the developed technology, and a rate of 1.0% for the trademarks and trade names, based upon the relative age and importance of the trademarks and trade names. Of the total purchase consideration, $1.4 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed.

In connection with the acquisition of InMoTx, Adept established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At June 30, 2011, the fair value of the contingent cash payments was $85,000, of which $25,000 was classified as other current liabilities and $60,000 as other long-term liabilities. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds will be met on the targeted dates outlined in the acquisition agreement.

The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the consolidated statements of operations.

As of June 30, 2010, InMoTx held $1.5 million in tangible assets, consisting of $838,000 of cash and cash equivalents, $149,000 of accounts receivable, $400,000 of inventories, $130,000 of property and equipment, and $15,000 in other assets, and held $2.1 million in liabilities, consisting of $340,000 in accounts payable, $1.6 million in debt, and $147,000 in accrued liabilities.

Had the InMoTx acquisition occurred at the beginning of the reporting periods, the Company’s net loss would have been $8.0 million and $5.2 million for fiscal 2011 and 2010, respectively. The Company’s diluted net loss per share would have been $0.91 and $0.62 for fiscal 2011 and 2010, respectively.

The unaudited pro forma combined financial data set forth above for fiscal 2011 and 2010 reflect the InMoTx acquisition and related events as if they had been consummated on July 1, 2009, the first day of Adept’s 2010 fiscal year. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the acquisition had been completed as of the dates indicated, and should not be taken as representative of future consolidated results of operations or financial condition of Adept. The pro forma information is not fact and there can be no assurance that the Company’s actual results will not differ significantly from such pro forma information. Accordingly, such pro forma information is not intended to be indicative of the Company’s future results of operations or results that might be achieved, and you should not rely on such pro forma information as being indicative of the Company’s future results.

MobileRobots Acquisition

On June 25, 2010, the Company acquired the outstanding common shares of MobileRobots. The results of MobileRobots’ operations have been included in Adept’s consolidated financial statements since that date. MobileRobots, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.

The merger consideration paid to MobileRobots stockholders was $3.0 million, including cash of $1.0 million, net of cash acquired of $100,000 and subject to adjustment for debt and working capital, and 394,403 shares of Adept common stock with a market value of $2.0 million. An additional 368,956 shares of compensation, with a market value of $1.9 million, are discussed below.

Of the 763,359 shares issued, 190,841 shares were unrestricted, qualified as consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares are subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock held by the principal stockholders will be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and will be recognized as compensation expense over the vesting period if these requirements are met. Of these 368,956 shares, vesting was accelerated on 173,074 shares and is no longer at risk of forfeiture due to the termination of one of MobileRobots founders on April 15, 2011. In addition, on June 25, 2011, 65,293 shares of the 368,956 shares of restricted stock vested in the first annual vesting after the MobileRobots acquisition.

Adept has also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets are met for fiscal 2011. These contingent cash bonus amounts are payable to MobileRobots employees (not solely its stockholders) and generally require continued employment of the potential recipient through the contingent payment period, and therefore qualify as compensation expense, to be recognized in earnings when or if the targets are met. MobileRobots fiscal 2011 revenues met the minimum revenue threshold as detailed in the merger agreement, and a bonus of $100,000 was accrued in the fourth quarter of fiscal 2011.

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

As part of the acquisition of MobileRobots completed in fiscal 2010, the Company issued 203,562 shares of restricted stock, to be held in escrow subject to an indemnification agreement between the former shareholders of MobileRobots and the Company. During fiscal 2011, the Company has concluded that these restricted stock awards were issued for consideration, not compensation, and should be accounted for in shareholders’ equity and additional goodwill. This change in accounting for the restricted stock awards has been applied to the Company’s prior period financial statements on a retrospective basis.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At June 25, 2010
Current assets	$1,196
Property and equipment	91
Intangible assets	1,170
Goodwill	1,186

Total assets acquired	$3,643

Current liabilities	$515
Long-term debt	10

Total liabilities assumed	$525

Net assets acquired	$3,118

Intangible assets of $1.2 million consist of $0.9 million in developed technology and patents, and $0.3 million in customer base. The developed technology and patents were valued using the relief from royalty method, using a rate of 3.5% based upon third party licensing agreements and industry guidelines for the developed technology. The MobileRobots customer base was valued using the multi-period excess earnings method (“MPEEM”), which values an asset by discounting the future economic benefits of the customer base. Of the total purchase consideration, $1.2 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed.

In addition, at June 30, 2011, the Company increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.

5.	Goodwill and Other Intangible Assets

On January 10, 2011, the Company completed the acquisition of InMoTx. Goodwill of $1.4 million and intangible assets of $1.3 million were acquired as a result of the acquisition. Of the $1.3 million in intangible assets, $1.1 million was assigned to developed technology to be amortized over seven years, and $231,000 was assigned to trademarks and trade names to be amortized over three years. In addition, on June 25, 2010, Adept acquired all outstanding common shares of MobileRobots. Goodwill of $1.2 million and intangible assets of $1.2 million were acquired as a result of the acquisition of MobileRobots. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years. In addition, at June 30, 2011 the Company increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.

The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to the intangible assets subject to amortization for fiscal 2010 and 2011 (in thousands):

	June 30, 2011			June 30, 2010
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(119)	$711	$830	$—	$830
Customer Base, MobileRobots	340	(113)	227	340	—	340
Developed Technology, InMoTx	1,100	(79)	1,021	—	—	—
Trademarks/Trade names, InMoTx	231	(38)	193	—	—	—

Total	$2,501	$(349)	$2,152	$1,170	$—	$1,170

Amortization expense totaled $349,000 during fiscal 2011, and there was no amortization expense for fiscal 2010.

A summary of future amortization as of June 30, 2011 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$119	$119	$119	$119	$235	$711
Customer Base, MobileRobots	113	114	—	—	—	227
Developed Technology, InMoTx	157	157	157	157	393	1,021
Trademarks/Trade names, InMoTx	77	77	39	—	—	193

Total	$466	$467	$315	$276	$628	$2,152

6.	Financing Arrangements

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

Adept’s maximum aggregate borrowing availability is $10 million. Adept may borrow up to the lesser of $10 million or 80% of Adept’s eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to Adept’s eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. Adept may use up to $2M of the domestic borrowing availability for foreign exchange forward purchase and sale contracts with SVB, cash management services, and letters of credit issued by SVB to others for the Company’s account. Adept’s available borrowing base under the revolving line is reduced by the principal balance of outstanding advances, the face amount of outstanding letters of credit, a reserve equal to 10% of the U.S. dollar equivalent of the face amount of letters of credit payable in foreign currency, 10% of outstanding foreign exchange forward contracts and amounts used for cash management services.

All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. The maturity date for borrowings under the EX-IM Line is March 24, 2012, and the maturity date for borrowings against domestic accounts receivable is March 25, 2013. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line.

Adept must meet certain financial covenants under the loan documents, which require Adept to maintain (a) liquidity (domestic cash plus up to $1.5 million of the domestic borrowing availability) of at least $3.5 million, and (b) minimum aggregate, rolling three-month EBITDA (as defined in the Loan and Security Agreement), measured each month for that month plus the two preceding months, equal to or exceeding the amounts specified in the Loan and Security Agreement, as amended. The specified rolling three-month EBITDA amounts are minimum amounts for financial covenant purposes only, and do not represent projections of Adept’s financial results. Adept also must remain in compliance with various other loan covenants, and Adept’s ability to make borrowings is subject to ongoing conditions precedent. Adept is required to pay certain fees in connection with maintaining the revolving line, and has agreed to pay a termination fee of $100,000 if the revolving line is terminated prior to its maturity date. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents, are described in further detail under Liquidity and Capital Resources in this Form 10-K. Adept was in compliance with the covenants of the amended Loan and Security Agreement and the covenants of the EX-IM Loan Documents as of June 30, 2011. At June 30, 2011, Adept had an outstanding principal balance of $3.9 million under the revolving line, which was borrowed in connection with the acquisitions of InMoTx and MobileRobots, and bears interest at SVB’s announced prime rate plus 1.75%. In the third quarter of fiscal 2011, Adept incurred $98,000 in legal and bank fees to amend the line of credit facility. These costs have been deferred and will be amortized into interest expense over the life of the facility. Based on operating needs, strategic activities and other factors, the Company may further utilize the line of credit in the future.

7.	Commitments and Contingencies

Commitments

Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2011 are as follows (in thousands):

Fiscal Year
2012	$2,273
2013	1,618
2014	1,534
2015	1,443
2016	788
Thereafter	211

Total minimum lease payments	$7,867

Rent expense was $2.0 million in 2011 and $1.9 million in 2010.

Adept’s headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California. The first lease agreement, which is related to Adept’s principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments were $690,826 initially in 2009, subject to a 3% annual increase. The second leased building is located near Adept’s executive offices and is used for the Company’s manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Massy and Annecy, France; Frederikshavn, Denmark; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.

On January 1, 2011, Adept entered into a new lease in conjunction with the opening of the new China facility in Shanghai. The lease agreement is for premises of 8,296 square feet, for a term of one-and-a-half years and an option to extend for an additional four-year period. Annual rental payments are 506,350 Chinese yuan renminbi. Based on historical exchange rates, the approximate annual rental expense in U.S. dollars is expected to range between $75,000 and $80,000, barring any unforeseen fluctuations in exchange rates.

At June 30, 2011, Adept had one material capital lease obligation with a bargain purchase option totaling $104,000, which is included in other accrued liabilities and other long-term liabilities. The lease term is for three years, and bears no interest.

At June 30, 2011, Adept had $8.3 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be cancelled without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the usual practice is to reschedule delivery dates if adjustment is needed.

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

From time to time, the Company is also subject to various lawsuits and claims relating to issues such as contract disputes, product liability, and employee and other matters. Although the results of claims and litigation cannot be predicted with certainty, it is the opinion of management that the ultimate disposition of these matters, to the extent not previously provided for, will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial statements taken as a whole.

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

Common Stock

The Company has reserved shares of common stock for future issuance at June 30, 2011 as follows (in thousands):

Stock options outstanding	1,332
Stock options and restricted stock available for grant	569
Employee stock purchase plan shares available for purchase	488

2,389

Equity Incentive Plans

The following table summarizes employee incentive plan activities under the Company’s stock option and equity incentive plans (in thousands, except per share data):

				Options
	Available for Grant	No. of Options Outstanding	No. of Restricted Stock Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
Balance at June 30, 2009	290	1,151	63	$11,342	$9.86

Additional Shares Authorized 2005 Equity Plan	650	—	—	—	—
Shares Granted in FY09 Subject to Shareholder Approval	(419)	419	—	1,286	3.07
Granted	(49)	49	—	137	2.80
Canceled	382	(382)	—	(3,847)	10.06
Exercised	—	(1)	—	(3)	2.62
Vested	—	—	(54)	—	—
Expired	(21)	—	—	—	—
Forfeited due to cancellation or for taxes	21	—	—	—	—

Balance at June 30, 2010	854	1,236	9	$8,915	$7.22

Granted	(445)	285	160	1,413	4.95
Canceled	153	(153)	—	(2,642)	17.28
Exercised	—	(36)	—	(97)	2.70
Vested	—	—	(82)	—	—
Expired	(25)	—	—	—	—
Forfeited due to cancellation or for taxes	32	—	—	—	—

Balance at June 30, 2011	569	1,332	87	$7,589	$5.70

The following table summarizes information concerning outstanding and exercisable options at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 1.50 - $ 2.85	58	5.51	$2.24	39	$2.01
$ 3.07 - $ 3.07	449	7.43	3.07	220	3.07
$ 3.73 - $ 4.70	19	5.36	4.01	13	3.95
$ 4.86 - $ 4.86	193	9.17	4.86	40	4.86
$ 4.89 - $ 5.74	192	6.62	5.55	136	5.63
$ 6.25 - $ 8.07	163	4.90	7.52	163	7.53
$ 8.25 - $ 8.75	15	3.30	8.65	15	8.65
$ 9.48 - $ 9.48	184	7.19	9.48	126	9.48
$ 9.85 - $23.20	56	2.27	14.31	56	14.31
$35.81 - $35.81	3	0.11	35.81	3	35.81

$ 1.50 - $35.81	1,332	6.83	$5.70	811	$6.44

Employee Stock Purchase Plan

The 2008 ESPP has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after November 1 and May 1 of each year. Each 24-month offering period is divided into four six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. As of June 30, 2011, there were 487,535 shares available for issuance under the 2008 Employee Stock Purchase Plan.

9.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. On August 31, 2010, a 401(k) match of up to $500 per year per employee was approved by the Compensation Committee of the Company’s Board of Directors.

In fiscal 2011, the Company expensed $87,000 in 401(k) matching benefits. The Company did not match any contributions for the fiscal year ended June 30, 2010.

10.	Income Taxes

The Company’s book income (loss) before income taxes for fiscal 2011 and 2010 were as follows (in thousands):

	Years Ended June 30,
	2011	2010
Domestic	$(4,468)	$398
Foreign	(2,352)	(1,832)

Total	$(6,820)	$(1,434)

The Company had no accumulated foreign earnings at June 30, 2011 or June 30, 2010.

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2011	2010
Current:
Federal	$—	$(62)
State	48	27
Foreign	203	29

Total current	251	(6)

Deferred:
Federal	(281)	—
State	(26)	—
Foreign	—	—

Total deferred	(307)	—

Benefit from income taxes	$(56)	$(6)

The difference between the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for income taxes is explained below (in thousands):

	Years Ended June 30,
	2011	2010
Tax at federal statutory rate	$(2,319)	$(488)
State taxes, net of federal benefit	14	18
Net operating losses not benefited (benefited)	1,847	(14)
Foreign taxes	203	29
Tax credits	(195)	(46)
Non-deductible meals and entertainment	29	26
Federal alternative minimum taxes	—	(59)
Change in valuation allowance	(211)	(132)
Non-deductible stock compensation	243	216
Non-deductible acquisition expense	79	208
Other	254	236

Benefit from income taxes	$(56)	$(6)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended June 30,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$34,649	$33,018
Tax credit carryforwards	1,501	1,410
Inventory valuation	823	1,104
Depreciation /amortization	1,145	1,415
Other accruals not currently deductible for tax purposes	1,627	1,383
Capitalized research and development expenses	118	240
Other	75	142

Total deferred tax assets	39,938	38,712
Valuation allowance	(39,282)	(38,295)

Net deferred tax assets	656	417

Deferred tax liabilities:
Purchased intangibles	(656)	(417)

Net deferred tax liabilities	(656)	(417)

Total net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company’s deferred tax assets have been partially offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of $1.0 million and ($1.4) million for the periods ended June 30, 2011, and June 30, 2010, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $2.1 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $90.8 million which will expire in 2022 through 2031 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $43.1 million which will expire in 2014 through 2031.

The Company had net operating loss carryforwards for other state income tax purposes of approximately $12.3 million. These other state net operating loss carryforwards will expire in the years 2021 through 2031 if unused.

The Company also had foreign net operating loss carryforwards of approximately $8.3 million, which have no expiration date. As of June 30, 2011, the Company has not provided any residual U.S. income tax on any undistributed foreign earnings due to the history of foreign losses.

The Company also had credit carryforwards of approximately $3.0 million for federal income tax purposes, and $5.4 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2012 through 2031 if unused. Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

Effective July 1, 2007, Adept adopted ASC Topic 740-10, Accounting for Uncertainty in Income Taxes. The process involves evaluating if the income tax position will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2011 the Company had $8.3 million of unrecognized tax benefits of which $0.7 million, if recognized, would reduce the Company’s effective tax rate.

Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1996 to 2011 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2011 remain open to examination by the foreign tax authorities or until the statute of limitations lapses in each jurisdiction.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2011, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $57,000. The Company expects a change to the estimated amount of the liability associated with its uncertain tax position within the next twelve months of approximately $100,000.

The following table summarizes the activity related to Adept’s unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2011	2010	2009
Beginning balance	$7,101	$7,956	$7,320
Increases related to prior year tax positions	—	—	545
Decreases related to prior year tax positions	412	(964)	—
Increases related to current year tax positions	741	109	91

Ending balance	$8,254	$7,101	$7,956

11.	Segment Information

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

The following table summarizes the Company’s segment results (in thousands):

	Fiscal Years Ended
	June 30, 2011	June 30, 2010
Revenue:
Robotics	$45,129	$42,689
Services and Support	12,376	8,938

Total revenue	$57,505	$51,627

Operating income (loss):
Robotics	$4,195	$6,723
Services and support	2,511	1,647

Segment profit	6,706	8,370
Unallocated research, development and engineering and selling, general and administrative expenses	(12,203)	(9,872)
Restructuring charges, net	(662)	—
Amortization of other intangible assets	(349)	—
Interest (expense) income, net	(124)	4
Currency exchange gain (loss)	(188)	64

Loss before income taxes	$(6,820)	$(1,434)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table (in thousands):

	Fiscal Years Ended June 30,
	2011	% of total	2010	% of total
Revenue:
United States	$16,728	29%	$11,858	23%

Europe	29,185	51%	20,370	39%
Asia	10,581	18%	18,322	36%
Other countries	1,011	2%	1,077	2%

Total International	40,777	71%	39,769	77%

Total	$57,505	100%	$51,627	100%

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

Goodwill

At June 30, 2011, Adept had $3.0 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010, and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.

Long-Lived Assets

The following table summarizes the Company’s long-lived asset balances as follows (in thousands):

	June 30, 2011	June 30, 2010
Long-lived assets:
United States	$1,492	$1,514
All other countries	396	298

Total long-lived assets	$1,888	$1,812

12.	Subsequent Events

Fiscal 2012 Performance Plan

On August 31, 2011, the Compensation Committee of the Adept Board of Directors approved the Fiscal 2012 Performance Plan (the “2012 Plan”) providing for potential performance-based compensation for executive officers and certain other employees of the Company. The 2012 Plan provides that, based upon the Company’s revenue and adjusted EBITDA performance for the fiscal year 2012, the employee participants may receive restricted stock units for up to an aggregate of 225,000 shares of the Company’s common stock and may also receive cash performance payments in amounts to be determined upon exceeding certain revenue and adjusted EBITDA performance targets for the fiscal year. Any restricted stock awarded pursuant to the 2012 Plan will be granted under Adept’s 2005 Equity Incentive Plan, as amended, and will be subject to vesting over the two year period following the end of fiscal 2012.

On August 31, 2011, the Compensation Committee also approved the Fiscal 2012 Cash Incentive Plan (the “2012 Cash Plan”) providing for potential cash compensation for participants in the 2012 Plan contingent upon Adept achieving certain levels of cash and cash equivalents, net of its line of credit borrowings or any other financing, at the end of the fiscal year 2012. Any payments earned under the 2012 Cash Plan are expected to be paid in the first quarter of fiscal 2013.

Election of Director

On August 29, 2011, the Board of Directors (the “Board”) of Adept Technology, Inc. elected Benjamin A. Burditt to serve as a member of the Adept Board of Directors. Mr. Burditt was designated as a nominee for election to serve on the Board by a Special Situations Fund pursuant to its rights in the purchase agreement entered into in connection with Adept’s common stock financing in November 2003. Mr. Burditt has no arrangement or understanding with the Special Situations Funds pursuant to which Mr. Burditt agreed to serve on the Board.

2005 Equity Incentive Plan

On August 31, 2011, the Adept Board of Directors also approved the amendment of the 2005 Equity Incentive Plan, such amendment being primarily to increase the number of shares of common stock authorized for issuance thereunder by an additional 750,000 shares and to incorporate the automatic option grants made to Adept’s non-employee directors. This amendment is subject to Adept stockholder approval at the 2011 Annual Meeting of Stockholders.

SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2010:
Allowance for doubtful accounts	$585	$271	$(351)	$505
Year ended June 30, 2011:
Allowance for doubtful accounts	$505	$495	$(302)	$698

(1)	Includes write-offs, net of recoveries.