Form 10-Q
period 2011-10-01
ADEPT TECHNOLOGY INC
filed 2011-11-14
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of November 4, 2011 was 9,687,907.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 1, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,142	$8,627
Accounts receivable, less allowance for doubtful accounts of $619 and $698 at October 1, 2011 and June 30, 2011, respectively	10,956	10,883
Inventories	10,726	9,547
Other current assets	567	416
Total current assets	29,391	29,473
Property and equipment, net	1,828	1,769
Goodwill	2,967	2,967
Other intangible assets, net	2,036	2,152
Other assets	822	774
Total assets	$37,044	$37,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,128	$8,165
Accrued payroll and related expenses	1,800	2,214
Accrued warranty expenses	1,160	1,116
Deferred revenue	1,023	132
Accrued income tax, current	158	78
Other accrued liabilities	1,204	947
Total current liabilities	13,473	12,652
Long-term liabilities:
Deferred income tax, long-term	1,365	1,364
Line of credit	3,900	3,900
Long-term obligations	308	397
Total liabilities	19,046	18,313
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,671 shares issued and 9,666 shares outstanding at October 1, 2011 and 9,750 shares issued and 9,745 shares outstanding at June 30, 2011	173,928	173,377
Treasury stock, at cost, 5 shares at October 1, 2011 and June 30, 2011	(42)	(42)
Accumulated deficit	(155,900)	(155,281)
Accumulated other comprehensive income	12	768
Total stockholders’ equity	17,998	18,822
Total liabilities and stockholders’ equity	$37,044	$37,135
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	October 1, 2011	September 25, 2010
Revenues	$16,619	$14,614
Cost of revenues	9,345	8,221
Gross margin	7,274	6,393
Operating expenses:
Research, development and engineering	2,196	1,682
Selling, general and administrative	5,396	5,291
Amortization of other intangible assets	117	58
Total operating expenses	7,709	7,031
Operating loss	(435)	(638)
Interest expense, net	(55)	(12)
Foreign currency exchange loss	(100)	(370)
Loss before income taxes	(590)	(1,020)
Provision for income taxes	29	39
Net loss	$(619)	$(1,059)
Basic and diluted net loss per share	$(0.07)	$(0.12)
Number of shares used in computing basic and diluted per share amounts	9,247	8,639
Comprehensive loss:
Net loss	$(619)	$(1,059)
Foreign currency translation adjustment	(756)	784
Total comprehensive loss	$(1,375)	$(275)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	October 1, 2011	September 25, 2010
Operating activities
Net loss	$(619)	$(1,059)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	284	271
Stock-based compensation	552	795
Amortization of other intangible assets	117	58
Net changes in operating assets and liabilities:
Accounts receivable, net	(447)	923
Inventories	(1,635)	(580)
Other current assets	(208)	(79)
Accounts payable	(4)	(420)
Other accrued liabilities and deferred revenues	980	(728)
Accrued restructuring charges	(51)	—
Other long-term liabilities	(45)	(82)
Net cash used in operating activities	(1,076)	(901)
Investing activities
Purchase of property and equipment	(260)	(55)
Net cash used in investing activities	(260)	(55)
Financing activities
Borrowings from line of credit	300	—
Principal payments on capital lease	(14)	(3)
Principal payments on line of credit	(300)	—
Principal payments on long-term obligations	(27)	(19)
Proceeds from employee stock incentive program and employee stock purchase plan	25	18
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(26)	(20)
Net cash used in financing activities	(42)	(24)
Effect of exchange rates on cash and cash equivalents	(107)	4
Net decrease in cash and cash equivalents	(1,485)	(976)
Cash and cash equivalents, beginning of period	8,627	8,618
Cash and cash equivalents, end of period	$7,142	$7,642
Cash paid during the period for:
Interest	$56	$10
Taxes	$7	$9
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$95	$51
See accompanying notes.

ADEPT TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows as of and for the interim periods presented. The results for such periods are not necessarily indicative of the results to be expected for the full fiscal year or for any other future period.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
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
2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock, and commencing in fiscal 2011, granted restricted stock units (“RSUs”), on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an employee stock purchase plan and three equity compensation plans currently in effect and used by Adept, including the 2003 Stock Option Plan, 2004 Director Option Plan and 2005 Equity Incentive Plan. As of October 1, 2011, there were 487,535 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of October 1, 2011, the outstanding options, restricted shares, RSU’s and available shares remaining for issuance are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2003 Stock Option Plan	319,063	62,641
2004 Director Option Plan	107,000	17,376
2005 Equity Incentive Plan	888,181	97,964
Options are also outstanding pursuant to three equity compensation plans which have expired. These include the 1993 Stock Option Plan, the 1995 Director Stock Option Plan, and the 2001 Stock Option Plan, which have, respectively, 39,680, 1,800, and 101,076 shares subject to outstanding options. The 2001 Stock Option Plan expired on August 9, 2011.
Under these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to Adept executive officers and other senior management employees under annual performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to employees with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Grants of restricted stock units which may be made to Adept executive officers and other senior employees under the fiscal 2012 performance programs pursuant to the 2005 Equity Incentive Plan provide for vesting and settlement in shares of common stock quarterly over the two years following the end of fiscal 2012. Initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual non-employee director grants made prior to March 2010 vest monthly in equal installments over a four year period. In March 2010, the Board revised director compensation so that the future annual option grants of 6,000 shares to non-employee directors vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board.
The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended October 1, 2011 has been accounted for as an equity instrument.
The Company recorded $552,000 and $795,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the three months ended October 1, 2011 and September 25, 2010, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity grants. Stock compensation expense for the current period includes $280,000 of accelerated stock compensation expense related to the departure of one of the MobileRobots founders. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the three months ended October 1, 2011 and September 25, 2010 were $2.56 and $3.44, respectively, for employees and non-employee directors. There were no shares subject to purchase under the ESPP for the three months ended October 1, 2011. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the three months ended September 25, 2010 was $2.44. The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Three Months Ended		Three Months Ended
	October 1, 2011		September 25, 2010
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.69%	—%	1.03%	0.25%
Expected life (in years)	5.78	—	5.80	0.50
Expected volatility	82%	—%	87%	89%
Dividend yield	0%	—%	0%	0%
The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options or ESPP shares by Adept’s employees and indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares. Starting January 1, 2010, ESPP shares are issued in April and November.
For the three months ended October 1, 2011 and September 25, 2010, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of October 1, 2011 and changes during the three months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2011	1,332	$5.70
Granted	178	$3.79
Exercised	(8)	$3.19
Forfeited or Expired	(45)	$9.90
Outstanding at October 1, 2011	1,457	$5.35	7.08	$121
Vested/Expected to Vest at October 1, 2011	1,419	$5.38	7.03	$119
Exercisable at October 1, 2011	836	$6.13	6.02	$82
A summary of restricted stock activity under the 2005 Equity Incentive Plan as of October 1, 2011 and changes during the three months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2011	87,500	$4.86
Awarded	—	—
Vested	(10,881)	4.86
Forfeited due to cancellation or for taxes	(6,619)	4.86
Balance at October 1, 2011	70,000	$4.86
As of October 1, 2011, there was $958,000 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.25 years for stock options and 0.38 years for stock awards.
In fiscal 2010 and fiscal 2011, Adept granted 468,956 shares of unregistered restricted stock outside of the equity incentive plans accounted for as compensation in connection with the acquisitions of MobileRobots and InMoTx. The 468,956 shares do not include shares issued as consideration upon the mergers and the complete stock issuance information for each merger is discussed in Note 13 to the Notes to Condensed Consolidated Financial Statements.
The Company granted 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 13 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock granted in connection with the acquisition of MobileRobots. On June 25, 2011, 65,293 shares of restricted stock vested in the first annual vesting of the shares granted pursuant to the merger agreement. On September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder who received share consideration in the acquisition terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of October 1, 2011, there were 15,206 shares remaining to vest under this grant.
In fiscal 2011, the Company also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to vest on the third anniversary of the acquisition contingent upon the continued employment of the grant recipient, subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment, on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares remain outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement.

A summary of unregistered restricted stock activity due to the acquisitions of MobileRobots and InMoTx (see Note 13) as of October 1, 2011 and June 30, 2011, respectively, is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2011	130,589	$5.10
Accelerated Vesting	(115,383)	5.10
Balance of MobileRobots issuances at October 1, 2011	15,206	$5.10

Balance of awards issued in acquisition of InMoTx at June 30, 2011	100,000	$4.89
Forfeited	(80,500)	4.89
Balance of InMoTx issuances at October 1, 2011	19,500	$4.89

During the three months ended October 1, 2011, no shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.
Total common shares outstanding at October 1, 2011 were 9,666,209.
3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At October 1, 2011 and June 30, 2010, the Company had $7.1 million and $8.6 million in cash and cash equivalents, respectively.
Realized gains or losses, interest, and dividends are included in interest income.
4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	October 1, 2011	June 30, 2011
	(unaudited)
Raw materials	$7,009	$6,225
Work-in-process	1,209	568
Finished goods	2,508	2,754
Total inventory	$10,726	$9,547

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	October 1, 2011	June 30, 2011
	(unaudited)
Machinery and equipment	$4,992	$4,927
Computer equipment	5,437	5,422
Software development costs	2,206	2,041
Office furniture and equipment	900	968
	13,535	13,358
Less accumulated depreciation	(11,707)	(11,589)
Net property and equipment	$1,828	$1,769

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
On June 25, 2010, Adept acquired MobileRobots and acquired goodwill of $1.2 million and intangible assets of $1.2 million. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years and $340,000 was assigned to the customer base to be amortized over three years.
Intangible assets, subject to amortization, were as follows as of October 1, 2011 and June 30, 2011 (in thousands):

	October 1, 2011			June 30, 2011
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(148)	$682	$830	$(119)	$711
Customer Base, MobileRobots	340	(141)	199	340	(113)	227
Developed Technology, InMoTx	1,100	(118)	982	1,100	(79)	1,021
Trademarks/Trade names, InMoTx	231	(58)	173	231	(38)	193
Total	$2,501	$(465)	$2,036	$2,501	$(349)	$2,152
Amortization expense totaled $117,000 and $58,000 for the three months ended October 1, 2011 and September 25, 2010, respectively.

A summary of future amortization as of October 1, 2011 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(206)	$(682)
Customer Base, MobileRobots	(113)	(86)	—	—	—	(199)
Developed Technology, InMoTx	(157)	(157)	(157)	(157)	(354)	(982)
Trademarks/Trade names, InMoTx	(77)	(77)	(19)	—	—	(173)
Total	$(466)	$(439)	$(295)	$(276)	$(560)	$(2,036)

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
Changes in the Company’s warranty liability for the three-month periods ending October 1, 2011 and September 25, 2010 are as follows (in thousands):

	Three Months Ended
(unaudited)	October 1, 2011	September 25, 2010
Balance at beginning of period	$1,116	$1,328
Provision for warranties issued	210	(43)
Warranty claims	(166)	(243)
Balance at end of period	$1,160	$1,042
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
9. Income Taxes
The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $29,000 for the three months ended October 1, 2011 primarily due to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes. The Company recorded a tax provision of $39,000 for the three months ended September 25, 2010 primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes.
The Company had gross unrecognized tax benefits of approximately $8.3 million as of October 1, 2011 and June 30, 2011. Approximately $7.7 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $627,000 would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2010 remain open to examination by the U.S. and state tax authorities, and the tax years 2005 to 2010 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of October 1, 2011, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $82,000.

10. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended
(unaudited)	October 1, 2011	September 25, 2010
Net loss	$(619)	$(1,059)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	9,247	8,639
Basic and diluted net loss per share	$(0.07)	$(0.12)
The computation of diluted net loss per share for the three months ended October 1, 2011 does not include 880,151 options to purchase shares and 298,847 shares of unvested restricted stock. The computation of diluted net income per share for the three months ended September 25, 2010 does not include 703,408 options to purchase shares, 160,000 shares of unvested restricted stock and 148,000 of restricted stock units.
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

The Company evaluates performance and allocates resources based on segment revenue and segment operating income. Segment operating income is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and interest and other expenses.
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

	Three Months Ended
(unaudited)	October 1, 2011	September 25, 2010
Revenues:
Robotics	$13,367	$11,950
Services and Support	3,252	2,664
Total revenues	$16,619	$14,614
Segment operating income:
Robotics	$1,722	$1,978
Services and Support	873	401
Segment operating income	2,595	2,379
Unallocated research, development and engineering and general and administrative	(2,913)	(2,959)
Amortization of intangible assets	(117)	(58)
Operating loss	(435)	(638)
Net interest expense	(55)	(12)
Foreign currency exchange loss	(100)	(370)
Loss before income taxes	$(590)	$(1,020)
Goodwill
At October 1, 2011, Adept had $3.0 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010, and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended
(unaudited)	October 1, 2011	September 25, 2010
Revenues:
United States	$3,512	$4,615
Europe	8,391	5,532
Asia	4,161	4,227
All other countries	555	240
Total	$16,619	$14,614

	October 1, 2011	June 30, 2011
	(unaudited)
Long-lived assets:
United States	$1,600	$1,492
All other countries	395	396
Total long-lived tangible assets	$1,995	$1,888
Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 5% of total revenue or deemed useful.

12. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $100,000 and $370,000 for the three months ended October 1, 2011 and September 25, 2010, respectively.
The foreign currency transaction loss recorded in the three months ended October 1, 2011 was mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollar and payable in yen.
The foreign currency transaction loss recorded in the three months ended September 25, 2010 was primarily due to payables due in yen which strengthened against the U.S. dollar during the quarter.
13. Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
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
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target date specified in the merger agreement. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares are still outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement. In addition, the contingent annual cash payments of 2% of revenues to the same officer will be recognized as compensation expense when and if the revenue targets specified in the merger agreement are met.
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
In connection with the acquisition of InMoTx, Adept established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At October 1, 2011, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds will be met on the targeted dates outlined in the acquisition agreement.
The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the consolidated statements of operations.
Had the InMoTx acquisition occurred at the beginning of fiscal 2011, the Company's net loss would have been $1.3 million for the first quarter of fiscal 2011, and the Company's diluted net loss per share would have been $0.15.
The unaudited pro forma combined financial data set forth above for fiscal 2011 reflect the InMoTx acquisition and related events as if they had been consummated on July 1, 2010, the first day of Adept's 2011 fiscal year. The pro forma financial information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been achieved if the acquisition had been completed as of the date indicated, and should not be taken as representative of future consolidated results of operations or financial condition of Adept. The pro forma information is not fact and there can be no assurance that the Company's actual results will not differ significantly from such pro forma information. Accordingly, such pro forma information is not intended to be indicative of the Company's future results of operations or results that might be achieved, and you should not rely on such pro forma information as being indicative of the Company's future results.
MobileRobots Acquisition
On June 25, 2010, the Company acquired the outstanding common shares of MobileRobots. The results of MobileRobots' operations have been included in Adept's consolidated financial statements since that date. MobileRobots, based in New Hampshire, is a provider of autonomous robot and automated guided vehicle technologies.
The merger consideration paid to MobileRobots stockholders was $3.0 million, including cash of $1.0 million, net of cash acquired of $100,000 and subject to adjustment for debt and working capital, and 394,403 shares of Adept common stock with a market value of $2.0 million. An additional 368,956 shares of compensation, with a market value of $1.9 million, are discussed below.
Of the 763,359 shares issued, 190,841 shares were unrestricted, qualified as consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares are subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock held by the principal stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements are met. Of these 368,956 shares, vesting was accelerated on 173,074 shares and is no longer at risk of forfeiture due to the termination of one of MobileRobots founders on April 15, 2011. In addition, on June 25, 2011, 65,293 shares of the 368,956 shares of restricted stock vested on the first annual vesting after the MobileRobots acquisition, and on September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder receiving share consideration in the acquisition terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of October 1, 2011, there were 15,206 shares remaining to vest under this grant.
Adept also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets were met for fiscal 2011. These contingent cash bonus amounts were payable to MobileRobots employees (not solely its stockholders) and generally required continued employment of the potential recipient through the contingent payment period, and therefore qualify as compensation expense, to be recognized in earnings when or if the targets are met. MobileRobots fiscal 2011 revenues met the minimum revenue threshold as detailed in the merger agreement, and a bonus of $100,000 was accrued in the fourth quarter of fiscal 2011 and paid in the first quarter of fiscal 2012.
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
During fiscal 2011, the Company concluded that these restricted stock issued in the acquisition in fiscal 2010 and placed into an escrow fund as discussed above constituted consideration, not compensation, and should be accounted for in shareholders' equity and additional goodwill. This change in accounting for the restricted stock was reflected in the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
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
14. Leases
On January 1, 2011, Adept entered into a new lease in conjunction with the opening of our new facility in Shanghai, China. The lease agreement is for premises of 8,296 square feet, for a term of one and a half years and an option to extend for an additional four-year period. Annual rental payments are 506,350 Chinese Yuan Renminbi. Based on historical exchange rates, we approximate the US dollar annual expense to range between $75,000 and $80,000, barring unforeseen fluctuations in exchange rates.
In October 2008, Adept entered into two new leases to relocate its principal executive offices and research and manufacturing operations from Livermore, California to Pleasanton, California. The first lease agreement is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially, subject to a 3% annual increase. The second lease agreement is for premises near the location of the first lease, consists of 23,027 square feet and includes a right of first offer on 12,000 additional square feet in Pleasanton, California for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.
Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Frederikshavn, Denmark; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of October 1, 2011 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$8,317	$2,349	$1,720	$1,643	$1,626	$979
Capital Lease Obligations	110	47	41	22	—	—
Total	$8,427	$2,396	$1,761	$1,665	$1,626	$979
15. Subsequent Events
In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. The Company anticipates consolidation activities to take place through the second quarter of fiscal 2012, concluding in the beginning of the third quarter of fiscal 2012.
On November 9, 2011, the stockholders of the Company approved the amendment of the 2005 Equity Incentive Plan which included an increase of shares of the Company's common stock authorized for issuance under such plan in an amount equal to 750,000 and 17,376 shares remaining issuable under the 2004 Director Stock Option Plan, which was terminated upon such approval.

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

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements and requirements of our credit facility;

•	our ability to successfully integrate and grow the MobileRobots and InMoTx businesses and other businesses we may acquire;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services; and

•	plans for future acquisitions of products, technologies and businesses.
In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on September 6, 2011. Statements made in this report represent our estimates and assumptions only as of the date of this report.
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
Strategy
Our strategy focuses on a few specific industries where the use of automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have targeted are: medical, logistics and clean-tech markets. Currently, we are focusing the majority of our investments on our MobileRobots technology and the global packaging market. We are investing significantly in the MobileRobots technology to take advantage of emerging opportunities in the medical, logistics, and solar markets as it pertains to mobile technology. For example, in the medical industry we have formed a partnership to be the exclusive provider of autonomous mobile robots to SwissLog Healthcare Solutions for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals. The packaging market has continued to provide new applications even during the last two years of worldwide economic weakness and has proven the strength of our Quattro robot in this industry. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications.
In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide long-term opportunity for Adept as these manufacturers begin to equip their automation capabilities and ramp up their production operations. We hope to capitalize on the growing opportunities for automation in China with our new office in Shanghai, which opened near the end of fiscal 2011. This office will allow us more visible access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.
Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for partnership or collaboration. Our focus is on pursuing partnerships that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.
Recent Acquisitions
On January 10, 2011 we acquired InMoTx, Inc. (“InMoTx”), a privately-held provider of robotic platform solutions and gripping technology for the global food processing market, based in Denmark, pursuant to a merger agreement dated January 4, 2011, under which we paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders, of which all shares are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason of a change of control. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares remain outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement.
We have also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
On June 25, 2010, we acquired MobileRobots Inc. (“MobileRobots”), a privately-held provider of autonomous robot and automated guided vehicle technologies based in New Hampshire, pursuant to a merger agreement dated June 13, 2010, under which we paid approximately $1.0 million in cash and issued 763,359 shares of Adept Common Stock. Adept also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets were met for fiscal 2011. MobileRobots fiscal 2011 revenues met the minimum revenue threshold defined in the merger agreement, and a bonus of $100,000 was paid in the first quarter of fiscal 2012.
The results of MobileRobots’ operations have been included in our consolidated financial statements since June 25, 2010.
Trends in Our Business
During the first quarter of fiscal 2012, our revenues grew 14% compared with the same period in the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive, industrial and consumer goods markets in Europe, and the electronics market primarily in Asia. Revenue also increased due to increased sales to the solar market in Germany. We are encouraged by our performance in our target markets and by the signs of returning demand from our traditional industries, despite downward economic pressures both in Europe and in the U.S. during the current quarter. Sales growth in the first quarter of fiscal 2012 was offset by a significant decrease in orders from the international disk drive market compared to the same period last year, as this industry entered a cyclical downturn in the second quarter of fiscal 2011 that continued through the first quarter of fiscal 2012. While it is difficult to predict the timing of investment cycles within the disk drive industry, based on information from our customers, we believe this market will experience minimal growth through the first half of fiscal 2012. In addition, sales from the packaging market also decreased compared to last year, and the timing of orders in these markets continues to vary. We believe that our acquisition of InMoTx will help drive future growth in the packaging market over the long-term, as the gripping technology that InMoTx brings provides a unique advantage in certain vertical markets, such as hygienic packaging of meat and poultry.
On a geographic basis, our U.S. sales decreased 24% in the first quarter of fiscal 2012 compared with the same period in the prior year and accounted for 21% of total revenue in the first quarter of fiscal 2012 compared to 32% in the prior year period. This decrease was driven primarily by decreased domestic disk drive sales, as well as decreased sales to the domestic industrial and packaging markets. We believe sales to the packaging and medical markets will comprise an increasing portion of our U.S. business over time, and that our new mobile robotic technology will enable us to address new opportunities in the logistics, medical and consumer electronics markets, and our new gripper technology acquired from InMoTx will enable us to expand our opportunities in the packaging solutions markets.

In Asia, lower sales from the disk drive market in the first quarter of fiscal 2012 were completely offset by higher electronics sales, primarily in China, however sales to the solar markets also decreased slightly, resulting in a 2% revenue decrease compared to the prior year period. Asian sales accounted for 25% of total revenues in the first quarter of fiscal 2012 compared to 29% in the previous year period. We believe that the packaging and solar markets in Asia present us with significant long-term opportunities over time, and our new office in China should help to capitalize on these opportunities.
European sales grew 52% in the first quarter of fiscal 2012 compared with the previous year period and accounted for 51% of total revenues for the first quarter of fiscal 2012 compared to 38% in the previous year period. The European growth was primarily the result of higher sales to the solar market, primarily in Germany, as well as higher sales to the traditional automotive and industrial markets, also mainly in Germany. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar.
Product Developments
During the first quarter of fiscal 2011, we introduced a new robotic platform, or “cell” for the packaging industry, the Adept Packaging Automation Cell, or PAC. The Adept PAC is the first high-speed robotic packaging platform designed to address the hygienic requirements of meat and poultry packaging. The packaging cell is built with a rigid stainless steel frame for wash down capabilities and integrated with best-in-class products from Adept, such as the world’s fastest USDA-accepted robot, ultra-compact motion and vision controllers, touch-screen operator interface, and predefined programming recipes for advanced conveyor-tracking and vision-guidance. Adept PAC addresses some of the long-standing challenges associated with flexible automation such as deployment time and integration cost, and can be easily configured to a wide range of packaging applications in the food and pharmaceutical industries. The Adept Pac platform is similar to the Octomation products acquired in the InMoTx acquisition, and we are working to combine the strengths of each product in future product generations.
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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three month period ended October 1, 2011. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2012 first fiscal quarter ended October 1, 2011. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K as filed with the SEC on September 6, 2011.

Results of Operations
Revenues. Summary information by product segment for the three months ended October 1, 2011 and September 25, 2010 is as follows (in thousands, except %):

	Three Months Ended
Revenue by Segment (unaudited)	October 1, 2011	% Change	September 25, 2010
Robotics
Revenues	$13,367	12%	$11,950
Percentage of total revenues	80%		82%
Services and Support
Revenues	3,252	22%	2,664
Percentage of total revenues	20%		18%
Total Revenues	$16,619	14%	$14,614
For the three months ended October 1, 2011, revenues were $16.6 million, up 14% from revenues of $14.6 million for the three months ended September 25, 2010, as a result of higher Robotics and Service revenues in the period.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $13.4 million for the three months ended October 1, 2011, an increase of 12% from $12.0 million for the three months ended September 25, 2010. The increase in Robotics revenues was primarily due to: increased sales to the electronics market, primarily in Asia, which increased $509,000 or 60% compared to last year; higher sales in the traditional automotive and industrial markets, which increased $859,000 or 47%, primarily in Germany; and an increase of $754,000 or 111% in sales to the solar markets, mainly in Germany. These increases were partially offset by a decrease of $895,000 or 30% in sales to the disk drive market in the period compared with last year due to a cyclical slowdown in orders from this industry.
Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $3.3 million for the three months ended October 1, 2011, up 22% from $2.7 million for the three months ended September 25, 2010. The increase in the period was primarily due to higher service revenues from the packaging markets, which increased $435,000 or 186%, and a $237,000 or 12% increase in sales of replacement parts.

Revenue by geography for the three months ended October 1, 2011 and September 25, 2010 is as follows (in thousands, except %):

	Three Months Ended
Revenue by Geography (unaudited)	October 1, 2011	% Change	September 25, 2010
United States
Revenues	$3,512	(24)%	$4,615
Percentage of total revenues	21%		32%
Europe
Revenues	$8,391	52%	$5,532
Percentage of total revenues	51%		38%
Asia
Revenues	$4,161	(2)%	$4,227
Percentage of total revenues	25%		29%
Other countries
Revenues	$555	131%	$240
Percentage of total revenues	3%		1%
Total International Revenues	$13,107	31%	$9,999
Percentage of total revenues	79%		68%
Total Revenues	$16,619	14%	$14,614
U.S. revenues were $3.5 million for the three months ended October 1, 2011, down 24% compared with $4.6 million for the three months ended September 25, 2010. The decrease in the three months ended October 1, 2011 was primarily due to decreased domestic disk drive sales, which decreased $647,000, or 93%, as well as decreased sales to the domestic industrial and packaging markets, which decreased $338,000 and $281,000, or 79% and 27%, respectively. These decreases were slightly offset by an increase of $198,000 in sales to the automotive market.
Total international revenues were $13.1 million for the three months ended October 1, 2011, up 31% compared with $10.0 million for the three months ended September 25, 2010.
Revenues from Asia decreased 2% during the three months ended October 1, 2011 compared with the prior-year period primarily as a result of cyclical decreases in sales to the disk drive market, which decreased $447,000 or 16%. The decrease in disk drive sales was entirely offset by an increase of $448,000 or 56% in sales to the consumer electronics market in China. However, sales to the solar markets also decreased from $325,000 in the first quarter of fiscal 2011 to $196,000 in the first quarter of fiscal 2012.
European sales increased during the three months ended October 1, 2011, primarily as a result of: higher sales to the traditional automotive and industrial markets, mainly in Germany, which increased $1.1 million or 69% year over year; higher sales to the solar market also primarily in Germany, which increased $920,000 or 237% year over year; and $720,000 in sales to the European consumer goods market in the current period, compared to no sales in this market in the prior year period.
Revenues from other countries remained a relatively small percentage of the Company’s sales in the first quarters of fiscal 2012 and 2011.
Gross Margin. Summary information on gross margin for the three months ended October 1, 2011 and September 25, 2010 is as follows (in thousands, except %):

	Three Months Ended
(unaudited)	October 1, 2011	% Change	September 25, 2010
Revenues	$16,619		$14,614
Gross margin	7,274	14%	6,393
Gross margin %	43.8%		43.7%
Gross margin as a percentage of revenues was relatively flat for the three months ended October 1, 2011, compared to the three months ended September 25, 2010, at 43.8% and 43.7%, respectively.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.
Operating Expenses
Research, Development and Engineering Expenses.
Research, Development and Engineering Expenses for the three months ended October 1, 2011 and September 25, 2010 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	October 1, 2011	% Change	September 25, 2010
Expenses	$2,196	31%	$1,682
Percentage of revenues	13%		12%
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
R&D expenses for the three months ended October 1, 2011 were $2.2 million, or 13% of revenues, up 31% from $1.7 million, or 12% of revenues for the three months ended September 25, 2010. Higher R&D expenses in the three months ended October 1, 2011 compared with the prior-year period primarily resulted from the addition of expenses for the InMoTx business.
Selling, General and Administrative Expenses.
Selling, General and Administrative Expenses for the three months ended October 1, 2011 and September 25, 2010 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	October 1, 2011	% Change	September 25, 2010
Expenses	$5,396	2%	$5,291
Percentage of revenues	32%		36%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.
SG&A expenses were $5.4 million, or 32% of revenues for the three months ended October 1, 2011, up 2% from $5.3 million, representing 36% of revenues for the three months ended September 25, 2010. Higher SG&A expenses in the three months ended October 1, 2011 compared with the prior-year period primarily resulted from the addition of expenses for InMoTx, which primarily included salary and stock compensation, and $280,000 in accelerated stock compensation expense related to the departure of a MobileRobots founder.
Amortization. Amortization expense totaled $117,000 and $58,000 for the three months ended October 1, 2011 and September 25, 2010, respectively, for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011.
Stock Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $552,000 and $795,000 for the three months ended October 1, 2011 and September 25, 2010, respectively. The decrease in stock compensation expense was due to $589,000 in stock awards expense recognized in the first quarter of fiscal 2010 related to restricted stock issued in connection with our acquisition of MobileRobots and the first quarter vesting of the fiscal 2010 management performance award. This decrease was partially offset by $280,000 in accelerated stock compensation expense in the first quarter of 2012 related to the ongoing consolidation efforts related to MobileRobots. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Operating Income (Loss). We recorded an operating loss of $435,000 for the three months ended October 1, 2011, compared with an operating loss of $638,000 for the three months ended September 25, 2010. The lower operating loss recorded in the fiscal 2012 period was primarily the result of higher revenues and gross margin during the three months ended October 1, 2011 compared to the three months ended September 25, 2010.
Interest Income (Expense), Net. We recorded interest expense, net of $55,000 for the three months ended October 1, 2011 compared with interest expense, net of $12,000 for the three months ended September 25, 2010. The increase in interest expense during the three months ended October 1, 2011 resulted from a higher line of credit balance, which increased in the third quarter of fiscal 2011 due to the financing of our acquisition of InMoTx.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $100,000 and $370,000 for the three months ended October 1, 2011 and September 25, 2010, respectively. The foreign currency transaction loss recorded in the three months ended October 1, 2011 was mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollar and payable in yen.
The foreign currency transaction loss recorded in the three months ended September 25, 2010 was primarily the result of payables due in yen which strengthened against the U.S dollar during the quarter.
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
We recorded a tax provision of $29,000 and $39,000 for the three months ended October 1, 2011 and September 25, 2010, respectively, which related primarily to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents: As of October 1, 2011, cash and cash equivalents were $7.1 million, a decrease of $1.5 million from $8.6 million as of June 30, 2011.
Operating Activities: Adept used $1.1 million of cash from operating activities for the three months ended October 1, 2011. Net loss of $619,000 and other uses of cash in operating activities were partially offset by non-cash charges, including depreciation and amortization of $401,000 and stock-based compensation of $552,000. Included in other uses of cash in operating activities was a net increase in inventory of $1.6 million, which was partially offset by an increase in other accrued liabilities and deferred revenues of $980,000.
Investing Activities: Adept incurred $260,000 of capital purchases and capitalization of software development costs during the three months ended October 1, 2011.
Financing Activities: Adept used $42,000 of cash for financing activities during the three months ended October 1, 2011. The Company borrowed $300,000 on our Silicon Valley Bank line of credit, paid $14,000 on capital leases, paid $327,000 on our line of credit and other long-term borrowings, and used $26,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The Company received proceeds of $25,000 from the exercise of options for stock through Adept’s employee stock option program.
Liabilities: In connection with the acquisition of InMoTx on January 10, 2011, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At October 1, 2011, the fair value of the contingent cash payments was $0. Also related to the acquisition of InMoTx is a potential payment in cash compensation payable to the InMoTx chief technology officer equal to 2% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. This potential cash payment will be recognized as compensation expense when it is earned. In addition, in connection with the acquisition of MobileRobots in June 2010, we established certain contingent liabilities. Contingent consideration payable to the former MobileRobots stockholders includes $2.9 million payable in shares of restricted stock to be released on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of certain selling stockholders and subject to the indemnification obligations of the stockholders, and the potential payment in cash of up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets were met for fiscal 2011. At June 30, 2011, MobileRobots had met the minimum revenue threshold as detailed in the merger agreement, and a bonus of $100,000 was paid in the first quarter of fiscal 2012. As of March 26, 2011, one of the founders of MobileRobots terminated employment with Adept, and the portion of contingent consideration payable comprised of 173,074 shares was accelerated and released. Additionally. on September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder granted shares in the acquisition terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock.
Liquidity: Adept has no off-balance-sheet arrangements, and we believe our cash and cash equivalents, together with funds available under our revolving credit line, will provide us with sufficient liquidity for at least the next 12 months. However, our current cash resources are limited, and we expect to have to manage cash carefully in the near term.
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
We also must remain in compliance with various other loan covenants, and Adept’s ability to make borrowings is subject to ongoing conditions precedent. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents, are described in further detail under Liquidity and Capital Resources in Adept’s annual report on Form 10-K filed September 6, 2011. Adept became subject to additional covenants related to permissible use of proceeds and other matters in the EX-IM Loan Documents. The Adjusted Quick Ratio that triggers more stringent lockbox procedures for accounts receivable and additional collateral monitoring fees was revised from 1.50:1 to 1:30 to 1, and the collateral monitoring fee was increased from $750 to $850 per month. If the Export-Import Bank’s guarantee of the EX-IM Revolving Line is declared void or revoked for any reason, whether or not caused by Adept’s actions, such event may trigger an event of default under the loan documents unless Adept is able to repay all outstanding obligations under the EX-IM Revolving Line and no other events of default are occurring simultaneously. Adept paid a facility fee of $50,000 in March 2011, and will pay certain bank expenses incurred in connection with entering into the March loan documents. We also agreed to pay a termination fee of $100,000 if the revolving line is terminated prior to its maturity date.
Adept was in compliance with the covenants of the amended Loan and Security Agreement as of October 1, 2011 and at June 30, 2011, and the covenants of the EX-IM Loan Documents as of October 1, 2011. At October 1, 2011, Adept had an outstanding principal balance of $3.9 million under the revolving line, which was borrowed in connection with the acquisitions of InMoTx and MobileRobots, and bears interest at SVB’s announced prime rate plus 1.75%. Adept incurred $98,000 in legal and bank fees to amend the line of credit facility during the three months ended March 26, 2011. These costs have been deferred and will be amortized into interest expense over the life of the facility. Additional information about the acquisitions and the use of the line of credit is provided in Note 13 Acquisitions to the Financial Statements. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future.
New Accounting Pronouncements
In September 2011, the FASB issued an update to Accounting Standards Codification Topic 350, Intangibles, Goodwill and Other (“ASC 350”), amending the process used to determine whether the two-step quantitative goodwill impairment test needs to be performed. The update states that an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendment is effective for annual and interim impairment tests for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. Adept anticipates ASC 350 may change the Company's determination on when the two-step impairment testing is performed on goodwill and intangible assets, however adoption is not expected to have an impact to the Company's financial position.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended October 1, 2011, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of October 1, 2011, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the year ended June 30, 2011 to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption from such requirement.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. During the first quarter of fiscal year 2012, we continued to evaluate and strengthen MobileRobots systems and controls and make revisions accordingly to align MobileRobots procedures with Adept general processes designed to ensure effectiveness of our internal controls. During the first quarter ended October 1, 2011, we also continued the evaluation of the systems and controls at InMoTx following its acquisition in January 2011, continuing the process of aligning InMoTx procedures to Adept's processes. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission on September 6, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Forfeitures for Tax Withholdings
On July 1, 2011, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
July 1, 2011 to October 1, 2011	6,619	$4.86

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

During the quarter, the Compensation Committee of the Adept Board of Directors updated the targets on the Fiscal 2012 Performance Plan.

Submission of Matters to a Vote of Security Holders
At Adept's 2011 Annual Meeting of Stockholders, held on November 9, 2011, the stockholders of Adept elected 6 persons to serve as directors of Adept and ratified the selection of Armanino McKenna LLP to serve as independent auditors of Adept for fiscal 2012, with the following voting results:

a)	Election of the following six (6) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.
NOMINEE	FOR	WITHHELD	BROKER NON-VOTES
John Dulchinos	6,141,907	391,539	1,933,457
Benjamin A. Burditt	6,145,782	387,664	1,933,457
A. Richard Juelis	4,856,864	1,676,582	1,933,457
Michael P. Kelly	4,856,864	1,676,582	1,933,457
Herbert J. Martin	4,856,364	1,677,082	1,933,457
Robert Richardson	6,127,410	406,036	1,933,457

b)	Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2012.

For	Against	Abstain	Broker Non-Vote
8,455,002	11,413	488	—

c)     Amendments to the Adept Technology, Inc. 2005 Equity Incentive Plan that would (i) increase the number of shares of Common Stock authorized for issuance by 750,000 shares to a total of 2,000,000 shares, plus any shares previously authorized for issuance but not granted under the Amended and Restated Adept Technology, Inc. 2004 Director Option Plan, which would terminate on November 9, 2011, (ii) increase the maximum aggregate number of shares issuable under the 2005 Equity Incentive Plan pursuant to incentive stock options from 1,000,000 to 2,000,000, (iii) provide for automatic option grants to directors, and (iv) make certain administrative changes.

For	Against	Abstain	Broker Non-Vote
4,267,983	1,907,209	358,254	1,933,457

ITEM 6.	EXHIBITS

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
Sr. Vice President, Finance and Chief Financial Officer

By:	/S/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer
Date: November 14, 2011

INDEX TO EXHIBITS
The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1
Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2
Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3
Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2009).

4.1
Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

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

10.1*
Form of Change of Control Agreement between Adept Technology, Inc. and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.2
Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 67, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.3* +	Form of Director Option Agreement for Initial and Annual Grant under the 2005 Equity Incentive Plan, as amended.

10.4*+	Offer letter agreement between John Boutsikaris and Adept Technology, Inc. dated October 14, 2011.

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q