Form 10-Q
period 2011-12-31
ADEPT TECHNOLOGY INC
filed 2012-02-07
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of February 1, 2012 was 9,680,545.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,512	$8,627
Accounts receivable, less allowance for doubtful accounts of $537 and $698 at December 31, 2011 and June 30, 2011, respectively	10,142	10,883
Inventories	10,214	9,547
Other current assets	514	416
Total current assets	27,382	29,473
Property and equipment, net	2,059	1,769
Goodwill	2,967	2,967
Other intangible assets, net	1,919	2,152
Other assets	815	774
Total assets	$35,142	$37,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,859	$8,165
Accrued payroll and related expenses	1,723	2,214
Accrued warranty expenses	1,137	1,116
Deferred revenue	633	132
Line of credit	4,300	3,900
Accrued income tax, current	33	78
Accrued restructuring	196	—
Other accrued liabilities	1,141	947
Total current liabilities	16,022	16,552
Long-term liabilities:
Deferred income tax, long-term	1,550	1,364
Long-term obligations	555	397
Total liabilities	18,127	18,313
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,693 shares issued and 9,688 shares outstanding at December 31, 2011 and 9,750 shares issued and 9,745 shares outstanding at June 30, 2011	174,288	173,377
Treasury stock, at cost, 5 shares at December 31, 2011 and June 30, 2011	(42)	(42)
Accumulated deficit	(157,108)	(155,281)
Accumulated other comprehensive (loss) income	(123)	768
Total stockholders’ equity	17,015	18,822
Total liabilities and stockholders’ equity	$35,142	$37,135
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Revenues	$15,152	$13,329	$31,771	$27,943
Cost of revenues	8,644	8,148	17,989	16,369
Gross margin	6,508	5,181	13,782	11,574
Operating expenses:
Research, development and engineering	2,210	1,735	4,406	3,417
Selling, general and administrative	4,776	5,197	10,172	10,488
Restructuring charges	423	—	423	—
Amortization of other intangible assets	116	58	233	116
Total operating expenses	7,525	6,990	15,234	14,021
Operating loss	(1,017)	(1,809)	(1,452)	(2,447)
Interest expense, net	(58)	(13)	(113)	(25)
Foreign currency exchange (loss) gain	(121)	70	(221)	(300)
Loss before income taxes	(1,196)	(1,752)	(1,786)	(2,772)
Provision for (benefit from) income taxes	12	(2)	41	37
Net loss	$(1,208)	$(1,750)	$(1,827)	$(2,809)
Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.20)	$(0.32)
Number of shares used in computing basic and diluted net loss per share amounts	9,467	8,676	9,317	8,658
Comprehensive loss:
Net loss	$(1,208)	$(1,750)	$(1,827)	$(2,809)
Foreign currency translation adjustment	(135)	(195)	(891)	589
Total comprehensive loss	$(1,343)	$(1,945)	$(2,718)	$(2,220)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	December 31, 2011	December 25, 2010
Operating activities
Net loss	$(1,827)	$(2,809)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	186	—
Depreciation	502	532
Stock-based compensation	854	1,726
Amortization of other intangible assets	233	116
Net changes in operating assets and liabilities:
Accounts receivable, net	56	2,252
Inventories	(1,383)	(109)
Other current assets	(157)	87
Accounts payable	(1,248)	(2,620)
Other accrued liabilities and deferred revenues	312	(881)
Accrued restructuring charges	196	—
Other long-term liabilities	126	(66)
Net cash used in operating activities	(2,150)	(1,772)
Investing activities
Purchase of property and equipment	(718)	(106)
Net cash used in investing activities	(718)	(106)
Financing activities
Borrowings from line of credit, net	400	—
Borrowings from long-term obligations	86	—
Principal payments on capital lease	(22)	(5)
Principal payments on long-term obligations	(28)	(44)
Proceeds from employee stock incentive program and employee stock purchase plan	105	108
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(47)	(63)
Net cash provided by (used in) financing activities	494	(4)
Effect of exchange rates on cash and cash equivalents	259	(65)
Net decrease in cash and cash equivalents	(2,115)	(1,947)
Cash and cash equivalents, beginning of period	8,627	8,618
Cash and cash equivalents, end of period	$6,512	$6,671
Cash paid during the period for:
Interest	$114	$31
Taxes	$27	$9
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$93	$56
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
Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with the current year presentation. Such reclassifications have not changed previously reported net income (loss) or shareholders' equity.
2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock, and in fiscal 2011, granted restricted stock units (“RSUs”), on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an employee stock purchase plan and two equity compensation plans currently in effect and used by Adept, including the 2003 Stock Option Plan and 2005 Equity Incentive Plan. As of December 31, 2011, there were 459,396 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of December 31, 2011, the outstanding options, restricted shares, RSUs and available shares remaining for issuance are:

Plan	Subject to Outstanding Options, Restricted Stock, and RSUs	Available shares for grant and issuance
2003 Stock Option Plan	366,355	15,349
2005 Equity Incentive Plan	901,072	858,890
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan, the 1995 Director Stock Option Plan, the 2001 Stock Option Plan, and the 2004 Director Option Plan, which have, respectively, 39,680, 1,800, 98,348, and 107,000 shares subject to outstanding options.
Under these plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to Adept executive officers and other senior management employees under annual performance programs pursuant to the 2005 Equity Incentive Plan are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. In April 2009, certain restricted stock grants were made to employees with the first half vesting on June 30, 2009 and the second half vesting on September 30, 2009. Initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual non-employee director grants made prior to March 2010 vest monthly in equal installments over a four year period. In March 2010, the Board revised director compensation so that annual option grants of 6,000 shares to non-employee directors made after March 2010 vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and the initial option grant of 10,000 shares to non-employee directors vests in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% vests at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. In March 2010, the Board authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board. On November 9, 2011, the stockholders of the Company approved the amendment of the 2005 Equity Incentive Plan which included an increase of shares of the Company's common stock authorized for issuance under such plan in an amount equal to 750,000 shares, plus the 17,376 shares remaining issuable under the 2004 Director Stock Option Plan, which was terminated upon such approval.
The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the six months ended December 31, 2011 has been accounted for as an equity instrument.
The Company recorded $854,000 and $1.7 million of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the six months ended December 31, 2011 and December 25, 2010, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the six months ended December 31, 2011 and December 25, 2010 were $2.45 and $3.50, respectively, for employees and non-employee directors. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the six months ended December 31, 2011 and December 25, 2010 were $1.30 and $2.25, respectively. The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Six Months Ended		Six Months Ended
	December 31, 2011		December 25, 2010
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.67%	0.10%	1.00%	0.17%
Expected life (in years)	5.75	0.49	5.77	0.49
Expected volatility	82%	59%	87%	75%
Dividend yield	0%	0%	0%	0%
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
For the six months ended December 31, 2011 and December 25, 2010, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of December 31, 2011 and changes during the six months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2011	1,332	$5.70
Granted	246	$3.62
Exercised	(8)	$(3.19)
Forfeited or Expired	(56)	$(9.35)
Outstanding at December 31, 2011	1,514	$5.24	7.04	$19
Vested/Expected to Vest at December 31, 2011	1,478	$5.27	6.95	$19
Exercisable at December 31, 2011	925	$5.97	6.12	$19
A summary of restricted stock activity under the 2005 Equity Incentive Plan as of December 31, 2011 and changes during the six months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2011	87,500	$4.86
Awarded	—	—
Vested	(21,940)	4.86
Forfeited due to cancellation or for taxes	(13,060)	4.86
Balance at December 31, 2011	52,500	$4.86
As of December 31, 2011, there was $824,000 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.27 years for stock options and 0.38 years for stock awards.
In fiscal 2010 and fiscal 2011, Adept issued 468,956 shares of unregistered restricted stock outside of the equity incentive plans in connection with the acquisitions of MobileRobots and InMoTx which were accounted for as compensation. The 468,956 shares do not include shares issued and accounted for as merger consideration and the complete stock issuance information for each merger is discussed in Note 15 to the Notes to Condensed Consolidated Financial Statements.
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 15 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2011, 65,293 shares of restricted stock vested in the first annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of December 31, 2011, there were 15,206 shares issued in connection with the merger remaining to vest.
In fiscal 2011, the Company also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to its chief technology officer to vest on the third anniversary of the acquisition contingent upon his continued employment, subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares remain outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement.

A summary of unregistered restricted stock activity due to the acquisitions of MobileRobots and InMoTx (see Note 15) as of December 31, 2011 and June 30, 2011, respectively, is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2011	130,589	$5.10
Accelerated Vesting	(115,383)	5.10
Balance of MobileRobots issuances at December 31, 2011	15,206	$5.10

Balance of awards issued in acquisition of InMoTx at June 30, 2011	100,000	$4.89
Forfeited	(80,500)	4.89
Balance of InMoTx issuances at December 31, 2011	19,500	$4.89

During the six months ended December 31, 2011, 28,139 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.
Total common shares outstanding at December 31, 2011 were 9,687,907.
3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 31, 2011 and June 30, 2011, the Company had $6.5 million and $8.6 million in cash and cash equivalents, respectively.
Realized gains or losses, interest, and dividends are included in interest income.
4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	December 31, 2011	June 30, 2011
	(unaudited)
Raw materials	$6,614	$6,225
Work-in-process	931	568
Finished goods	2,669	2,754
Total inventory	$10,214	$9,547

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	December 31, 2011	June 30, 2011
	(unaudited)
Machinery and equipment	$5,090	$4,927
Computer equipment	5,429	5,422
Software development costs	2,383	2,041
Office furniture and equipment	1,004	968
	13,906	13,358
Less accumulated depreciation	(11,847)	(11,589)
Net property and equipment	$2,059	$1,769

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
Intangible assets, subject to amortization, were as follows as of December 31, 2011 and June 30, 2011 (in thousands):

	December 31, 2011			June 30, 2011
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(178)	$652	$830	$(119)	$711
Customer Base, MobileRobots	340	(170)	170	340	(113)	227
Developed Technology, InMoTx	1,100	(157)	943	1,100	(79)	1,021
Trademarks/Trade names, InMoTx	231	(77)	154	231	(38)	193
Total	$2,501	$(582)	$1,919	$2,501	$(349)	$2,152
Amortization expense totaled $116,000 and $58,000 for the three months ended December 31, 2011 and December 25, 2010, respectively, and $233,000 and $116,000 for the six months ended December 31, 2011 and December 25, 2010, respectively.

A summary of future amortization as of December 31, 2011 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(176)	$(652)
Customer Base, MobileRobots	(113)	(57)	—	—	—	(170)
Developed Technology, InMoTx	(157)	(157)	(157)	(157)	(315)	(943)
Trademarks/Trade names, InMoTx	(77)	(77)	—	—	—	(154)
Total	$(466)	$(410)	$(276)	$(276)	$(491)	$(1,919)

In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Due to these restructuring activities and resulting revised revenue projection for the division, we performed a goodwill and intangible impairment evaluation as of December 31, 2011, and concluded there was no impairment.

7. Financing Arrangements
Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. On March 25, 2011, Adept entered into an Amendment No. 3 to Loan and Security Agreement with SVB to amend the Loan and Security Agreement, dated May 1, 2009, as previously amended. Adept also entered into a new Loan and Security Agreement (EX-IM Loan Facility) with SVB and related agreements (the “EX-IM Loan Documents”), pursuant to which a portion of the revolving line (the “EX-IM Line”) is now guaranteed by the Export-Import Bank of the United States, and Adept’s potential borrowing base is expanded by enabling advances against foreign accounts receivable and export-related inventory. Please refer to the audited consolidated financial statements and Note 6 thereto for the fiscal year ended June 30, 2011 included in Adept's Annual Report on Form 10-K as filed with the SEC on September 6, 2011, and Note 17 in this Form 10-Q, for additional disclosures on the revolving line of credit.
During the second quarter of fiscal 2012, Adept became subject to the lockbox arrangements under the Loan and Security Agreement. Under the lock-box arrangement, all qualifying daily domestic cash receipts are applied on either the next or second business day to repay outstanding obligations under the Loan and Security Agreement with any excess transferred to Adept's deposit account with SVB. Paragraph 470-10-45-5A of Accounting Standards Codification Topic 470, Debt (“ASC 470”) indicates that when such arrangements exist, all outstanding borrowings under a revolving credit facility such as the Loan Security Agreement are to be classified as a current liability. As such, Adept has reclassified the outstanding line of credit balance from long-term liabilities to a current liability, however the maturity date for borrowings against domestic accounts receivable remains March 25, 2013.
8. Warranties
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
Changes in the Company’s warranty liability for the six-month periods ending December 31, 2011 and December 25, 2010 are as follows (in thousands):

	Six Months Ended
(unaudited)	December 31, 2011	December 25, 2010
Balance at beginning of period	$1,116	$1,328
Provision for warranties issued	405	240
Warranty claims	(384)	(518)
Balance at end of period	$1,137	$1,050
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

10. Income Taxes
The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $12,000 and $41,000 for the three and six months ended December 31, 2011, respectively, primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes. The Company recorded a tax benefit of $2,000 and a tax provision of $37,000 for the three and six months ended December 25, 2010, respectively, primarily due to foreign tax of certain foreign entities and a minor amount of state minimum taxes.
The Company had gross unrecognized tax benefits of approximately $8.5 million and $8.3 million as of December 31, 2011 and June 30, 2011, respectively. Approximately $6.4 million and $6.5 million of the unrecognized tax benefit as of December 31, 2011 and June 30, 2011, respectively, has been offset by a full valuation allowance. If all of these unrecognized tax benefits for December 31, 2011 and June 30, 2011 were recognized, approximately $2.1 million and $1.8 million, respectively, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2010 remain open to examination by the U.S. and state tax authorities, and the tax years 2005 to 2010 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $82,000.
11. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Net loss	$(1,208)	$(1,750)	$(1,827)	$(2,809)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted net loss per share amounts	9,467	8,676	9,317	8,658
Basic and diluted net loss per share	$(0.13)	$(0.20)	$(0.20)	$(0.32)
The computation of diluted net loss per share for the three months ended December 31, 2011 does not include 1,470,328 options to purchase shares and 281,347 shares of unvested restricted stock. The computation of diluted net loss per share for the three months ended December 25, 2010 does not include 855,574 options to purchase shares, 712,518 shares of unvested restricted stock and 148,000 unvested restricted stock units.
The computation of diluted net loss per share for the six months ended December 31, 2011 does not include 1,265,707 options to purchase shares and 281,347 shares of unvested restricted stock. The computation of diluted net loss per share for the six months ended December 25, 2010 does not include 776,313 options to purchase shares, 712,518 shares of unvested restricted stock and 148,000 unvested restricted stock units.
12. Segment Information
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

	Three Months Ended		Six Months Ended
(unaudited)	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Revenues:
Robotics	$12,874	$10,154	$26,098	$22,104
Services and Support	2,278	3,175	5,673	5,839
Total revenues	$15,152	$13,329	$31,771	$27,943
Segment operating income:
Robotics	$3,271	$311	$4,993	$2,289
Services and Support	245	676	1,118	1,077
Segment operating income	3,516	987	6,111	3,366
Unallocated research, development and engineering and general and administrative expenses	(3,994)	(2,738)	(6,907)	(5,697)
Restructuring charges	(423)	—	(423)	—
Amortization of intangible assets	(116)	(58)	(233)	(116)
Operating loss	(1,017)	(1,809)	(1,452)	(2,447)
Net interest expense	(58)	(13)	(113)	(25)
Foreign currency exchange (loss) gain	(121)	70	(221)	(300)
Loss before income taxes	$(1,196)	$(1,752)	$(1,786)	$(2,772)
Goodwill
At December 31, 2011, Adept had $3.0 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010, and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Revenues:
United States	$4,683	$4,236	$8,195	$8,851
Europe	6,576	7,048	14,967	12,580
Asia	2,265	1,800	6,426	6,027
All other countries	1,628	245	2,183	485
Total	$15,152	$13,329	$31,771	$27,943

(unaudited)	December 31, 2011	June 30, 2011
Long-lived assets:
United States	$1,796	$1,492
All other countries	421	396
Total long-lived tangible assets	$2,217	$1,888
Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 10% of total revenue or deemed useful.
13. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains (losses) were $(121,000) and $70,000 for the three months ended December 31, 2011 and December 25, 2010, respectively. Foreign currency transaction losses were $221,000 and $300,000 for the six months ended December 31, 2011 and December 25, 2010, respectively.
The foreign currency transaction losses recorded in the three months ended December 31, 2011 were mainly generated from realized losses related to non-permanent intercompany debt. The foreign currency transaction losses recorded in the six months ended December 31, 2011 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
The foreign currency transactions gains recorded in the three months ended December 25, 2010 were mainly generated from realized and unrealized gains related to the non-permanent intercompany debt and the strengthening dollar against the euro. The foreign currency transaction losses recorded in the six months ended December 25, 2010 were primarily due to payables due in yen which strengthened against the U.S. dollar during the quarter and the realized and unrealized losses related to non-permanent intercompany debt.
14. Restructuring Charges
In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and the Company anticipates the consolidation activity to conclude during the third quarter of fiscal 2012.
During the three months ended December 31, 2011, the Company incurred $423,000 in restructuring charges related to the consolidation of the InMoTx operations. Of this amount, $298,000 was for employee salaries and severance, of which $208,000 was paid in the second quarter of fiscal 2012 and $90,000 was accrued to be paid in the third quarter of fiscal 2012, $106,000 was lease termination costs accrued in the current quarter to be paid in the third quarter of fiscal 2012, and $19,000 was miscellaneous legal, travel, and other costs paid during the current quarter.

The components of accrued restructuring are summarized as follows (in thousands):

(unaudited)	Accrued	Paid	Balance
Balance as of June 30, 2011	$—	$—	$—
Lease commitments	106	—	106
Employee severance	90	—	90
Balance as of December 31, 2011	$196	$—	$196

Due to these restructuring activities and the resulting revised revenue projection for the division, we performed a goodwill and intangible impairment evaluation as of December 31, 2011, and concluded there was no impairment.
15. Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before the consolidation, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
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
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target date specified in the merger agreement. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares are still outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement. In addition, any contingent annual cash payments of 2% of revenues to the same officer will be recognized as compensation expense when and if the revenue targets specified in the merger agreement are met.
Including cash paid upon the acquisition of $1.5 million, the total value of merger consideration recognized upon the acquisition of InMoTx was $2.6 million.
The selling stockholders have agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the Merger Agreement for losses up to $1 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The term of the indemnification will expire twelve months from the date of closing, with certain exceptions for core corporate and intellectual property representations, taxes, fraud, and designated customer claims.
The fair value of receivables acquired was $14,000, and all amounts were collected subsequent to the acquisition.

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
The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the merger date and recognized as a contingent liability. At December 31, 2011, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the acquisition agreement.
The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the condensed consolidated statements of operations.
Had the InMoTx acquisition occurred at the beginning of fiscal 2011, the Company's net loss would have been $2.7 million and $4.0 million for the three and six months ended December 25, 2010, respectively, and the Company's diluted net loss per share would have been $0.32 and $0.46, respectively.
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
The merger consideration paid to MobileRobots stockholders was $3.0 million, including cash of $1.0 million, net of cash acquired of $100,000 and subject to adjustment for debt and working capital, and 394,403 shares of Adept common stock with a market value of $2.0 million. An additional 368,956 shares accounted for as compensation, with a market value of $1.9 million, are discussed below.
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. Of these 368,956 shares, vesting was accelerated on 173,074 shares and is no longer at risk of forfeiture due to the termination of one of MobileRobots founders on April 15, 2011. In addition, on June 25, 2011, 65,293 shares of the 368,956 shares of restricted stock vested on the first annual vesting after the MobileRobots acquisition, and on September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of December 31, 2011, there were 15,206 shares remaining to vest under this issuance.
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
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud, which expired during the current period. The expiration for the core corporate and intellectual property representations expires on the second anniversary from the close of the acquisition and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations. The escrow fund terminated during December 2011.
During fiscal 2011, the Company concluded that the restricted stock issued in the acquisition in fiscal 2010 and placed into an escrow fund as discussed above constituted consideration, not compensation, and should be accounted for in shareholders' equity and additional goodwill. This change in accounting for the restricted stock was reflected in the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
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
16. Leases
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
In October 2008, Adept entered into two new leases to relocate its principal executive offices and research and manufacturing operations from Livermore, California to Pleasanton, California. The first lease agreement is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years and an option to extend for an additional five-year period. Annual rent payments are $690,826 initially, subject to a 3% annual increase. During the second quarter of fiscal 2012, we received a four month rent abatement on this lease, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000. The second lease agreement is for premises near the location of the first lease, consists of 23,027 square feet and includes a right of first offer on 12,000 additional square feet in Pleasanton, California for a term of seven years, with an option to extend for one additional five-year period, for initial annual rent of $414,486, subject to a 3% annual increase.
Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Frederikshavn, Denmark; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments. In October 2011, the Company announced the decision to consolidate the InMoTx operations in Frederikshavn, Denmark into the Company's Pleasanton, California operations. As of December 31, 2011, Adept had $106,000 accrued in lease termination costs associated with this consolidation.
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of December 31, 2011 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$7,409	$2,128	$1,593	$1,529	$1,524	$635
Capital Lease Obligations	102	48	38	16	—	—
Total	$7,511	$2,176	$1,631	$1,545	$1,524	$635

17. Subsequent Events
Amendments to Silicon Valley Bank Loan Agreements
On February 6, 2012, Adept entered into amendments to its Loan and Security Agreement, dated May 1, 2009 (as previously amended), and its Loan and Security Agreement (EX-IM Loan Facility), dated March 25, 2011, for its revolving line of credit with Silicon Valley Bank (“SVB”). The revolving line of credit and recent amendments are also described in this quarterly report on Form 10-Q under the section entitled “Liquidity and Capital Resources”.
The amendments modified the financial covenants Adept must meet during the term of the Revolving Line. As modified, Adept must maintain (a) liquidity (domestic cash plus the available domestic borrowing base) of at least $3.5 million, and (b) minimum aggregate quarterly EBITDA (measured at the end of each fiscal quarter) equal to or exceeding specified amounts (which are lower than the amounts applicable prior to the February 2012 amendments) for each fiscal quarter beginning December 2011. The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.
The amendments extend the maturity date of the portion of the revolving line that is guaranteed by the Export-Import Bank of the United States, for borrowings against certain foreign accounts receivable and export-related inventory (the “EX-IM Line), from March 24, 2012 to March 25, 2013. This portion of the amendment will become effective on March 25, 2012, subject to Adept's satisfaction of certain conditions precedent. The maturity date for the domestic portion of the revolving line remains March 25, 2013. On or prior to March 25, 2012, Adept will pay a $50,000 facility fee in connection with the renewal of the EX-IM Line. Adept will also pay certain bank expenses in connection with entry into the amendments.
The Loan and Security Agreement requires Adept to cause its U.S. customers to transmit payments on accounts receivable to a lockbox account at SVB. Under the February 2012 amendments, SVB applies all collections (regardless of Adept's Adjusted Quick Ratio of unrestricted cash, cash equivalents and accounts receivable to current liabilities) from this lockbox account toward repayment of Adept's obligations to SVB, and transfers any excess to Adept's designated deposit account with SVB. Adept will pay the collateral monitoring fee of $850 per month if there is any principal or interest outstanding under the revolving line of credit during such month, regardless of Adept's Adjusted Quick ratio. Adept may re-borrow funds under the revolving line if there is available borrowing base to do so, and Adept meets the other conditions precedent for borrowing set forth in the loan documents. As SVB has dominion over domestic cash receipts, the revolving line is classified as a current liability in the financial statements.

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
Strategy
Our strategy focuses on a few specific industries where the use of automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. The industries we have targeted are: medical, logistics, clean-tech markets and packaging. Currently, we are focusing the majority of our investment on our MobileRobots technology and the global packaging market. We are investing significantly in the MobileRobots technology to take advantage of emerging opportunities in the medical, logistics, and solar markets as it pertains to mobile technology. For example, in the medical industry we have formed a partnership to be the exclusive provider of autonomous mobile robots to SwissLog Healthcare Solutions for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals. The packaging market has continued to provide new applications even during the last two years of worldwide economic weakness and has proven the strength of our Quattro robot in this industry. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications. The InMoTx acquisition also brings changes to our standard business model, as order sizes of these packaging cells are typically larger than our normal component sales, revenues are received in installments over the project term and deferred until recognizable, and each cell includes high margin consumable grippers which much be replaced periodically over the life of the cell, generating a secondary revenue stream.
In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide long-term opportunity for Adept as these manufacturers begin to equip their automation capabilities and ramp up their production operations. We hope to capitalize on the growing opportunities for automation in China over the long term with our new sales and service office in Shanghai, which opened near the end of fiscal 2011. This office will allow us more visible access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.
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
We also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date, the fair value of which at December 31, 2011 was $0. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and we anticipate the consolidation activity to conclude during the third quarter of fiscal 2012.
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
Trends in Our Business
During the second quarter of fiscal 2012, our revenues grew 14% compared with the same period in the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive and industrial markets in Europe and the U.S., and the global packaging solutions markets. In addition, our MobileRobots business unit showed strong gains in the commercial side of the business, on which we have been focusing during the quarter. We are encouraged by our performance in target markets and by the signs of returning demand from our traditional industries, despite downward economic pressures in Europe during the quarter. Sales growth in the second quarter of fiscal 2012 was offset by a decrease in revenues from the international disk drive market compared to the same period last year, as this industry entered a cyclical downturn in the second quarter of fiscal 2011 that continued through the second quarter of fiscal 2012. While it is difficult to predict the timing of investment cycles within the disk drive industry, we believe this market will experience modest growth during 2012. We believe that our acquisition of InMoTx will help drive future growth in the packaging market over the long-term, as the gripping technology that InMoTx brings provides a unique advantage in certain markets, such as hygienic packaging of meat and poultry. We believe the positive growth in packaging we experienced during the second quarter of 2012 will continue to build.

On a geographic basis, our U.S. sales increased 11% in the second quarter of fiscal 2012 compared with the same period in the prior year and accounted for 31% of total revenue in the second quarter of fiscal 2012 compared to 32% in the prior year period. This increase compared to the same period last year was driven primarily by increased domestic automotive sales, as well as increased sales to the domestic packaging markets, and increased sales of our MobileRobots commercial applications in the medical industry. We believe this market will comprise an increasing portion of our U.S. business over time, and that our new MobileRobots technology will enable us to address new opportunities in material handling applications in the medical, semiconductor and industrial markets, and our new gripper technology acquired from InMoTx will enable us to expand our opportunities in the packaging solutions markets.
In Asia, lower sales from the disk drive market in the second quarter of fiscal 2012 were completely offset by higher MobileRobots sales in the semiconductor market, primarily in Singapore, resulting in a 26% revenue increase compared to the prior year period. Asian sales accounted for 15% of total revenues in the second quarter of fiscal 2012 compared to 13% in the previous year period. We believe that the packaging and solar markets in Asia present us with significant long-term opportunities over time, and our new office in China should help to capitalize on these opportunities.
European sales decreased 7% in the second quarter of fiscal 2012 compared with the previous year period and accounted for 43% of total revenues for the second quarter of fiscal 2012 compared to 53% in the previous year period. The European decline was primarily the result of lower sales to the packaging market, primarily in Germany, however the automotive and industrial markets in Europe showed strong growth during the quarter which almost offset the decreases in other industries caused by the downward economic pressures in Europe during the quarter. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar. We expect revenues from Europe to return to growth throughout the remainder of fiscal 2012.
Product Developments
During the second quarter of fiscal 2012, we introduced the Adept Viper™ s1700D, a high-performance 6-axis robot. Featuring new motors that are faster and more efficient, the Viper s1700D delivers higher speed motion and increased productivity. Like the previous Viper 1700 robot, the new s1700D offers a long reach and high payload capacity within a small footprint. Designed for applications that require fast and precise automation, the Viper s1700D is ideal for material handling, machine tending, packaging, cutting and assembly.
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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and six month periods ended December 31, 2011. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2012 second fiscal quarter ended December 31, 2011. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in our Annual Report on

Form 10-K as filed with the SEC on September 6, 2011.
Results of Operations
Revenues. Summary information by segment for the three and six months ended December 31, 2011 and December 25, 2010 is as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Segment (unaudited)	December 31, 2011	% Change	December 25, 2010	December 31, 2011	% Change	December 25, 2010
Robotics
Revenues	$12,874	27%	$10,154	$26,098	18%	$22,104
Percentage of total revenues	85%		76%	82%		79%
Services and Support
Revenues	2,278	(28)%	3,175	5,673	(3)%	5,839
Percentage of total revenues	15%		24%	18%		21%
Total Revenues	$15,152	14%	$13,329	$31,771	14%	$27,943
For the three months ended December 31, 2011, revenues were $15.2 million, up 14% from revenues of $13.3 million for the three months ended December 25, 2010, as a result of higher Robotics revenues in the period.
For the six months ended December 31, 2011, revenues were $31.8 million, up 14% from revenues of $27.9 million for the six months ended December 25, 2010, as a result of higher Robotics revenues in the period.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $12.9 million for the three months ended December 31, 2011, an increase of 27% from $10.2 million for the three months ended December 25, 2010. The increase in robotics revenues during the three months ended December 31, 2011 was primarily due to: increased sales of our commercial MobileRobots material handling applications, primarily in the industrial, medical and semiconductor markets, which increased to $1.4 million from $0 in the second quarter of last year; higher sales in the traditional automotive and industrial markets, which increased $1.3 million, or 83%, primarily in Germany and the U.S.; and increased sales to the packaging solutions market, which increased to $915,000 from $0. These increases were partially offset by a decrease of $347,000, or 76%, in sales to the disk drive market in the period compared with last year due to a continued slowdown in orders from this industry, and a decrease of $310,000, or 33%, in sales to the solar markets compared with the same period last year.
Robotics segment revenues were $26.1 million for the six months ended December 31, 2011, an increase of 18% from $22.1 million for the six months ended December 25, 2010. The increase in Robotics revenues during the six months ended December 31, 2011 was primarily due to: higher sales in the traditional automotive and industrial markets, which increased $2.1 million, or 64%, primarily in Germany and the U.S.; increased sales of our commercial MobileRobots material handling applications, primarily in the industrial, medical and semiconductor markets, which increased to $2.0 million from $0 compared to last year; and increased sales to the packaging solutions market, which increased to $934,000 from $0. These increases were partially offset by a decrease of $1.2 million, or 36%, in sales to the disk drive market in the period compared with last year due to a continued slowdown in orders from this industry.
Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $2.3 million for the three months ended December 31, 2011, down 28% from $3.2 million for the three months ended December 25, 2010. The decrease in the period was primarily due to lower service revenues for replacement parts, which decreased $850,000, or 39%. Services and Support revenues were $5.7 million for the six months ended December 31, 2011, down 3% from $5.8 million for the six months ended December 25, 2010. The decrease in the period was primarily due to lower service revenues for replacement parts, which decreased $615,000, or 15%, partially offset by increases in sales to the automotive markets, which increased $231,000, or 86%, and an increase in sales to the consumer electronics markets, which increased $226,000, or 102%, compared to last year.

Revenue by geography for the three and six months ended December 31, 2011 and December 25, 2010 is as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Geography (unaudited)	December 31, 2011	% Change	December 25, 2010	December 31, 2011	% Change	December 25, 2010
United States
Revenues	$4,683	11%	$4,236	$8,195	(7)%	$8,851
Percentage of total revenues	31%		32%	26%		32%
Europe
Revenues	$6,576	(7)%	$7,048	$14,967	19%	$12,580
Percentage of total revenues	43%		53%	47%		45%
Asia
Revenues	$2,265	26%	$1,800	$6,426	7%	$6,027
Percentage of total revenues	15%		13%	20%		21%
Other countries
Revenues	$1,628	564%	$245	$2,183	350%	$485
Percentage of total revenues	11%		2%	7%		2%
Total International Revenues	$10,469	15%	$9,093	$23,576	23%	$19,092
Percentage of total revenues	69%		68%	74%		68%
Total Revenues	$15,152	14%	$13,329	$31,771	14%	$27,943
U.S. revenues were $4.7 million for the three months ended December 31, 2011, up 11% compared with $4.2 million for the three months ended December 25, 2010. The increase in the three months ended December 31, 2011 was primarily due to increased domestic automotive sales, which increased $595,000, or 446%, as well as increased sales to the domestic packaging markets, which increased $395,000, or 61%, and increased sales in our MobileRobots material handling applications of $366,000 from $0 in the same period last year. These increases were partially offset by a decrease of $476,000, or 95%, in sales to the domestic disk drive market, and a decrease of $375,000, or 43%, in the replacement parts market. U.S. revenues were $8.2 million for the six months ended December 31, 2011, down 7% compared with $8.9 million for the six months ended December 25, 2010. The decrease in the six months ended December 31, 2011 was primarily due to decreased domestic disk drive sales, which decreased $1.1 million, or 94%, and decreased domestic industrial sales, which decreased $394,000, or 61%, compared to the prior year. These decreases was partially offset by an increase of $789,000, or 367%, in sales to the domestic automotive markets and an increase of $532,000 from $0 in the same period last year, in sales of our commercial MobileRobots material handling applications, primarily in the medical markets.
Total international revenues were $10.5 million for the three months ended December 31, 2011, up 15% compared with $9.1 million for the three months ended December 25, 2010. Total international revenues were $23.6 million for the six months ended December 31, 2011, up 23% from $19.1 million for the six months ended December 25, 2010. The individual regions are explained below.
Revenues from Asia increased 26% during the three months ended December 31, 2011 compared with the prior-year period primarily as a result of $305,000 in sales of our commercial MobileRobots material handling applications, primarily in the semiconductor industries, compared to $0 in the previous year period, and a $190,000, or 23%, increase in sales to the consumer electronics markets, primarily in China. Revenues from Asia increased 7% during the six months ended December 31, 2011 compared with the prior-year period primarily as a result of a $558,000, or 34%, increase in sales to the consumer electronics markets, primarily in China, and a $381,000 increase in sales of our commercial MobileRobots material handling applications, primarily in Singapore, compared to $0 in the previous year period. These increases were partially offset by a $613,000, or 20%, decrease in sales to the disk drive markets due to the continued downturn in the Asian disk drive markets.
European sales decreased 7% during the three months ended December 31, 2011, primarily as a result of lower sales to the packaging markets, mainly in Germany, which decreased $1.2 million, or 71%. This decrease was partially offset by an increase of $929,000, or 69%, in the traditional automotive and industrial markets. During the six months ended December 31, 2011, European revenues increased 19% compared to the six months ended December 25, 2010, primarily as a result of a $2.0 million, or 69%, increase in sales to the European automotive and industrial markets.

Revenues from other countries remained a relatively small percentage of the Company’s sales in the second quarters of fiscal 2012 and 2011, however compared to the same periods in the prior-year, have experienced significant growth. Revenues were $1.6 million for the three months ended December 31, 2011, up 564% compared with $245,000 for the three months ended December 25, 2010. The increase in the three months ended December 31, 2011 was primarily due to an increase of $668,000, or 622%, in sales to the packaging markets, primarily in Australia, and an increase of $577,000 in sales of our commercial MobileRobots material handling applications, primarily in Canada, compared to $0 in the same period last year. Revenues were $2.2 million for the six months ended December 31, 2011, up 350% compared with $485,000 for the six months ended December 25, 2010. The increase in the six months ended December 31, 2011 was primarily due to an increase of $926,000 in sales of our commercial MobileRobots material handling applications, primarily in Canada, compared to $0 in the same period last year, and an increase of $626,000, or 249%, in sales to the packaging markets, primarily in Australia.
Gross Margin. Summary information on gross margin for the three and six months ended December 31, 2011 and December 25, 2010 is as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 31, 2011	% Change	December 25, 2010	December 31, 2011	% Change	December 25, 2010
Revenues	$15,152		$13,329	$31,771		$27,943
Gross margin	6,508	26%	5,181	13,782	19%	11,574
Gross margin %	43.0%		38.9%	43.4%		41.4%
Gross margin as a percentage of revenues was 43.0% for the three months ended December 31, 2011, compared to 38.9% for the three months ended December 25, 2010. For the six months ended December 31, 2011 and December 25, 2010, gross margin as a percentage of revenues was 43.4% and 41.4%, respectively. Higher gross margin in both the three and six months ended December 31, 2011 primarily resulted from favorable changes to our cost structure with certain of our foreign suppliers, and increased operational efficiencies.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.
Operating Expenses
Research, Development and Engineering Expenses.
Research, Development and Engineering Expenses for the three and six months ended December 31, 2011 and December 25, 2010 are as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 31, 2011	% Change	December 25, 2010	December 31, 2011	% Change	December 25, 2010
Expenses	$2,210	27%	$1,735	$4,406	29%	$3,417
Percentage of revenues	15%		13%	14%		12%
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
R&D expenses for the three months ended December 31, 2011 were $2.2 million, or 15% of revenues, up 27% from $1.7 million, or 13% of revenues for the three months ended December 25, 2010. R&D expenses for the six months ended December 31, 2011 were $4.4 million, or 14% of revenues, up 29% from $3.4 million, or 12% of revenues for the six months ended December 25, 2010. Higher R&D expenses in the three and six months ended December 31, 2011 compared with the prior-year periods primarily resulted from the addition of expenses relating to the InMoTx business.
Selling, General and Administrative Expenses.
Selling, General and Administrative Expenses for the three and six months ended December 31, 2011 and December 25, 2010 are as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 31, 2011	% Change	December 25, 2010	December 31, 2011	% Change	December 25, 2010
Expenses	$4,776	(8)%	$5,197	$10,172	(3)%	$10,488
Percentage of revenues	32%		39%	32%		38%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.8 million, or 32% of revenues for the three months ended December 31, 2011, down 8% from $5.2 million, representing 39% of revenues for the three months ended December 25, 2010. SG&A expenses were $10.2 million, or 32% of revenues for the six months ended December 31, 2011, down 3% from $10.5 million, representing 38% of revenues for the six months ended December 25, 2010. Lower SG&A expenses in the three and six months ended December 31, 2011 compared with the prior-year periods primarily resulted from lower stock compensation expense related to the acquisition of MobileRobots in June of 2010 and increased operational efficiencies, which were offset by the addition of expenses for InMoTx, which primarily included salary and stock compensation.
Restructuring Charges. For the three and six months ended December 31, 2011, we recorded restructuring charges of $423,000 related to the consolidation of InMoTx's Denmark facility into our Pleasanton, California operations. We anticipate consolidation activities to conclude in the beginning of the third quarter of fiscal 2012. There were no restructuring charges incurred for the three or six months ended December 25, 2010.
Amortization. Amortization expense totaled $116,000 and $58,000 for the three months ended December 31, 2011 and December 25, 2010, respectively, and $233,000 and $116,000 for the six months ended December 31, 2011 and December 25, 2010, respectively, for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011.
Stock Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $302,000 and $931,000 for the three months ended December 31, 2011 and December 25, 2010, respectively, and $854,000 and $1.7 million for the six months ended December 31, 2011 and December 25, 2010, respectively. The decrease in stock compensation expense was due to $589,000 in stock awards expense recognized in the first quarter of fiscal 2011 related to restricted stock issued in connection with our acquisition of MobileRobots and the first and second quarter vesting of the fiscal 2010 management performance award. This decrease was partially offset by $280,000 in accelerated stock compensation expense in the first quarter of fiscal 2012 related to the ongoing consolidation efforts related to MobileRobots. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Operating Income (Loss). We recorded an operating loss of $1.0 million for the three months ended December 31, 2011, compared with an operating loss of $1.8 million for the three months ended December 25, 2010, and an operating loss of $1.5 million for the six months ended December 31, 2011, compared with an operating loss of $2.4 million for the six months ended December 25, 2010. The lower operating losses recorded in the fiscal 2012 periods were primarily the result of higher revenues and gross margin during the periods ended December 31, 2011 compared to December 25, 2010.
Interest Income (Expense), Net. We recorded interest expense, net of $58,000 for the three months ended December 31, 2011 compared to $13,000 for the three months ended December 25, 2010. For the six months ended December 31, 2011, interest expense, net was $113,000 compared to $25,000 for the six months ended December 25, 2010. The increase in interest expense during the three and six months ended December 31, 2011 resulted from a higher line of credit balance, which increased in the third quarter of fiscal 2011 due to the financing of our acquisition of InMoTx.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $121,000 and a gain of $70,000 for the three months ended December 31, 2011 and December 25, 2010, respectively. For the six months ended December 31, 2011 and December 25, 2010, we recorded a loss on foreign currency transactions of $221,000 and $300,000, respectively. The foreign currency transaction losses recorded in the three months ended December 31, 2011 were mainly generated from realized losses related to non-permanent intercompany debt. The foreign currency transaction losses recorded in the six months ended December 31, 2011 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollar and payable in yen and realized losses related to non-permanent intercompany debt.
The foreign currency transactions gains recorded in the three months ended December 25, 2010 were mainly generated from realized and unrealized gains related to the non-permanent intercompany debt and the strengthening dollar against the euro. The foreign currency transaction losses recorded in the six months ended December 25, 2010 were primarily due to payables due in yen which strengthened against the U.S. dollar during the quarter and the realized and unrealized losses related to non-permanent intercompany debt.
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
We recorded a tax provision of $12,000 and a tax benefit of $2,000 for the three months ended December 31, 2011 and December 25, 2010, respectively, which related primarily to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes. We recorded a tax provision of $41,000 and $37,000 for the six months ended December 31, 2011 and December 25, 2010, respectively, which related primarily to foreign tax of certain foreign entities, state minimum, and state gross receipt taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents: As of December 31, 2011, cash and cash equivalents were $6.5 million, a decrease of $2.1 million from $8.6 million as of June 30, 2011.
Operating Activities: Adept used $2.2 million of cash from operating activities for the six months ended December 31, 2011. Net loss of $1.8 million and other uses of cash in operating activities were offset by non-cash charges, including depreciation and amortization of $735,000 and stock-based compensation of $854,000. Included in other uses of cash in operating activities was a net increase in inventory of $1.4 million, and a decrease in accounts payable of $1.2 million.
Investing Activities: Adept incurred $718,000 of capital purchases and capitalization of software development costs during the six months ended December 31, 2011.
Financing Activities: Adept used $494,000 of cash for financing activities during the six months ended December 31, 2011. The Company borrowed $400,000 on our Silicon Valley Bank line of credit, paid $22,000 on capital leases, incurred a net increase of $58,000 in other long-term borrowings, and used $47,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The Company received proceeds of $105,000 from the exercise of options for stock through Adept’s employee stock option program.
Liabilities: In connection with the acquisition of InMoTx on January 10, 2011, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At December 31, 2011, the fair value of the contingent cash payments was $0. Also related to the acquisition of InMoTx is a potential payment in cash compensation payable to the InMoTx chief technology officer equal to 2% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. This potential cash payment will be recognized as compensation expense if it is earned.
Liquidity: Adept has no off-balance-sheet arrangements, and we believe our cash and cash equivalents, together with funds available under our revolving credit line, will provide us with sufficient liquidity for at least the next 12 months. However, our current cash resources are limited, and we expect to have to manage cash carefully in the near term.
In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations, and as of December 31, 2011, the consolidation of the Denmark facility was substantially complete. We recognized $423,000 in restructuring expense during the second quarter of fiscal 2012, of which $227,000 was paid during the second quarter, and $196,000 was accrued to be paid in the third quarter of fiscal 2012. In addition, we expect a minimal amount of additional restructuring expense to be recognized in the third quarter. We estimate the consolidation of the Denmark facility will result in an expense reduction of approximately $500,000 per quarter, to be fully realized in our fourth quarter of fiscal 2012.
During the second quarter of fiscal 2012, we received a four month rent abatement on the lease of our Pleasanton, California facility, beginning in October 2011 and ending in January 2012,
Silicon Valley Bank Line of Credit: We have a revolving line of credit with Silicon Valley Bank, or SVB. On February 6, 2012, Adept entered into an Amendment No. 4 to Loan and Security Agreement and Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility) with SVB to amend the existing Loan and Security Agreement entered into in May 2009 (as previously amended), and Loan and Security Agreement (EX-IM Loan Facility) entered into in March 2011 (the “EX-IM Loan Agreement”). Pursuant to the EX-IM Loan Agreement, as amended, a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept's potential borrowing base is expanded by enabling advances against certain foreign accounts receivable and export-related inventory.
The EX-IM Loan Agreement was amended to extend the maturity date for the EX-IM Line to March 25, 2013. This portion of the amendment is not effective until March 25, 2012, and is subject to Adept's satisfaction of certain conditions precedent. The maturity date for borrowings against domestic accounts receivable remains March 25, 2013. Adept will pay a facility fee of $50,000 by March 25, 2012 in connection with the amendment of the EX-IM Line. Adept will also pay certain bank expenses incurred in connection with entering into the February amendments.
All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. Adept's maximum aggregate borrowing availability is $10 million. Adept may borrow up to the lesser of $10 million or 80% of Adept's eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to Adept's eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. The revolving line no longer includes a sublimit for foreign exchange contracts, cash management services and letters of credit. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line, and under any separate bank service agreements that may be entered into by Adept and SVB covering foreign exchange contracts, cash management services or letters of credit.
Adept must meet certain financial covenants under the loan documents, which were modified in February 2012. As modified, Adept must maintain (a) liquidity (domestic cash plus the available domestic borrowing base) of at least $3.5 million, and (b) minimum aggregate quarterly EBITDA (measured at the end of each fiscal quarter) equal to or exceeding specified amounts (which are lower than the amounts applicable prior to the February 2012 amendments) for each quarter beginning December 2011. The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.
The Loan and Security Agreement requires Adept to cause its U.S. customers to transmit payments on accounts receivable to a lockbox account at SVB. Under the February 2012 amendments, SVB will now apply all collections (regardless of Adept's Adjusted Quick Ratio of unrestricted cash, cash equivalents and accounts receivable to current liabilities) from this lockbox account toward repayment of Adept's obligations to SVB, and transfer any excess to Adept's designated deposit account with SVB. Adept will pay the collateral monitoring fee of $850 per month if there is any principal or interest outstanding under the revolving line of credit during such month, regardless of Adept's Adjusted Quick Ratio. Adept may re-borrow funds under the revolving line if there is available borrowing base to do so, and Adept meets the other conditions precedent for borrowing set forth in the loan documents.
We also must remain in compliance with various other loan covenants, and Adept's ability to make borrowings is subject to ongoing conditions precedent. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents and the fees payable by Adept in connection with the revolving line, are described in further detail under Liquidity and Capital Resources in Adept's annual report on Form 10-K filed September 6, 2011.
Adept was in compliance with the covenants of the loan documents as of December 31, 2011 and June 30, 2011. At December 31, 2011, Adept had an outstanding principal balance of $4.3 million under the revolving line, up from $3.9 million at the end of the last quarter, reflecting principal repayments from domestic cash receipts and re-borrowing for cash management purposes during the second quarter of fiscal 2012, which bears interest at SVB's announced prime rate plus 1.75%. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future.

New Accounting Pronouncements
None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended December 31, 2011, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of December 31, 2011, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. During the second quarter of fiscal year 2012, we continued to evaluate and strengthen MobileRobots' systems and controls and make revisions accordingly to align MobileRobots' procedures with Adept's general processes designed to ensure effectiveness of our internal controls. During the second quarter ended December 31, 2011, we also continued the evaluation of the systems and controls at InMoTx's following its acquisition in January 2011, continuing the process of aligning InMoTx's procedures to Adept's processes in connection with the consolidation of InMoTx's operations into our Pleasanton, California facility, which will continue through the third quarter. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Common Stock Forfeitures for Tax Withholdings
On October 3, 2011, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
October 2, 2011 to December 31, 2011	6,441	$4.86

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
none.

ITEM 6.	EXHIBITS

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
Date: February 7, 2012

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

10.1+	Amendment No. 4 to Loan and Security Agreement dated as of February 6, 2012, by and between the Registrant and Silicon Valley Bank.

10.2+	Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility), dated as of February 6, 2012.

10.3+	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank, as amended on February 6, 2012.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-
The following financial information from the Company's quarterly report on Form 10-Q for the period ended December 31, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of December 31, 2011, and June 30, 2011; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2011 and December 25, 2010; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2011 and December 25, 2010; and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed with this Quarterly Report on Form 10-Q
-
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections