Form 10-Q
period 2012-03-31
ADEPT TECHNOLOGY INC
filed 2012-05-08
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of April 30, 2012 was 9,724,770.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,991	$8,627
Accounts receivable, less allowance for doubtful accounts of $561 and $698 at March 31, 2012 and June 30, 2011, respectively	13,627	10,883
Inventories	8,710	9,547
Other current assets	568	416
Total current assets	28,896	29,473
Property and equipment, net	2,206	1,769
Goodwill	2,967	2,967
Other intangible assets, net	1,802	2,152
Other assets	776	774
Total assets	$36,647	$37,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,296	$8,165
Accrued payroll and related expenses	1,873	2,214
Accrued warranty expenses	1,200	1,116
Deferred revenue	224	132
Line of credit	5,800	3,900
Accrued income tax, current	35	78
Accrued restructuring	133	—
Other accrued liabilities	1,749	947
Total current liabilities	18,310	16,552
Long-term liabilities:
Deferred income tax, long-term	1,688	1,364
Long-term obligations	485	397
Total liabilities	20,483	18,313
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 9,694 shares issued and 9,689 shares outstanding at March 31, 2012 and 9,750 shares issued and 9,745 shares outstanding at June 30, 2011	174,532	173,377
Treasury stock, at cost, 5 shares at March 31, 2012 and June 30, 2011	(42)	(42)
Accumulated deficit	(158,646)	(155,281)
Accumulated other comprehensive income	320	768
Total stockholders’ equity	16,164	18,822
Total liabilities and stockholders’ equity	$36,647	$37,135
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Revenues	$17,476	$12,760	$49,247	$40,703
Cost of revenues	10,301	7,042	28,290	23,411
Gross margin	7,175	5,718	20,957	17,292
Operating expenses:
Research, development and engineering	2,293	2,119	6,699	5,536
Selling, general and administrative	5,128	5,780	15,300	16,268
Restructuring charges	791	595	1,214	595
Amortization of other intangible assets	117	97	350	213
Total operating expenses	8,329	8,591	23,563	22,612
Operating loss	(1,154)	(2,873)	(2,606)	(5,320)
Interest expense, net	(59)	(39)	(172)	(64)
Foreign currency exchange loss	(168)	(343)	(389)	(643)
Loss before income taxes	(1,381)	(3,255)	(3,167)	(6,027)
Provision for income taxes	157	14	198	51
Net loss	$(1,538)	$(3,269)	$(3,365)	$(6,078)
Basic and diluted net loss per share	$(0.16)	$(0.37)	$(0.36)	$(0.70)
Number of shares used in computing basic and diluted net loss per share amounts	9,398	8,892	9,352	8,736
Comprehensive loss:
Net loss	$(1,538)	$(3,269)	$(3,365)	$(6,078)
Foreign currency translation adjustment	443	676	(448)	1,265
Total comprehensive loss	$(1,095)	$(2,593)	$(3,813)	$(4,813)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	March 31, 2012	March 26, 2011
Operating activities
Net loss	$(3,365)	$(6,078)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	323	(10)
Depreciation	714	796
Gain on disposal of property and equipment	(68)	(55)
Stock-based compensation	1,005	2,616
Amortization of other intangible assets	350	213
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,246)	3,061
Inventories	188	377
Other current assets	(132)	205
Accounts payable	(827)	(2,149)
Other accrued liabilities and deferred revenues	752	(920)
Accrued restructuring charges	171	18
Other long-term liabilities	68	(58)
Net cash used in operating activities	(4,067)	(1,984)
Investing activities
Purchase of property and equipment	(996)	(377)
Proceeds from sale of property and equipment	81	55
Payment for purchase of InMoTx, Inc., net of cash acquired	—	(1,462)
Restricted cash received	—	(115)
Net cash used in investing activities	(915)	(1,899)
Financing activities
Borrowings from line of credit, net	1,900	2,900
Borrowings from long-term obligations	89	11
Principal payments on capital lease	(35)	(8)
Principal payments on long-term obligations	(33)	(50)
Proceeds from employee stock incentive program and employee stock purchase plan	120	137
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(65)	(120)
Net cash provided by financing activities	1,976	2,870
Effect of exchange rates on cash and cash equivalents	370	(296)
Net decrease in cash and cash equivalents	(2,636)	(1,309)
Cash and cash equivalents, beginning of period	8,627	8,618
Cash and cash equivalents, end of period	$5,991	$7,309
Cash paid during the period for:
Interest	$168	$43
Taxes	$31	$9
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$212	$106
The Company purchased all the capital stock of InMoTx, Inc.:
Fair value of assets acquired	$—	$484
Goodwill and intangible assets acquired	—	2,771
Liabilities assumed	—	(735)
Common stock issued	—	(978)
Fair value of contingent cash consideration payable	—	(80)
Cash payment for InMoTx, Inc., net of cash acquired	$—	$1,462
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
2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units, of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an employee stock purchase plan and two equity compensation plans currently in effect, including the 2003 Stock Option Plan and 2005 Equity Incentive Plan. As of March 31, 2012, there were 459,396 shares available for issuance under the 2008 Employee Stock Purchase Plan. As of March 31, 2012, the outstanding options, restricted shares, and available shares remaining for issuance are:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	366,355	15,349
2005 Equity Incentive Plan	907,202	853,636
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan, the 1995 Director Stock Option Plan, the 2001 Stock Option Plan, and the 2004 Director Option Plan, which have, respectively, 37,301, 1,200, 88,989, and 107,000 shares subject to outstanding options.
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
The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the nine months ended March 31, 2012 has been accounted for as an equity instrument.
The Company recorded $1.0 million and $2.6 million of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the nine months ended March 31, 2012 and March 26, 2011, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the nine months ended March 31, 2012 and March 26, 2011 were $2.52 and $3.49, respectively, for employees and non-employee directors. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the nine months ended March 31, 2012 and March 26, 2011 were $1.05 and $2.25, respectively. The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Nine Months Ended		Nine Months Ended
	March 31, 2012		March 26, 2011
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.67%	0.06%	1.04%	0.17%
Expected life (in years)	5.77	0.49	5.77	0.49
Expected volatility	82%	58%	87%	75%
Dividend yield	0%	0%	0%	0%
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
For the nine months ended March 31, 2012 and March 26, 2011, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of March 31, 2012 and changes during the nine months then ended is presented below:

Options	Shares (in 000’s)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in 000’s)
Outstanding at June 30, 2011	1,332	$5.70
Granted	281	$3.73
Exercised	(14)	$2.88
Forfeited or Expired	(91)	$8.90
Outstanding at March 31, 2012	1,508	$5.17	6.81	$1,373
Vested/Expected to Vest at March 31, 2012	1,476	$5.19	6.77	$1,338
Exercisable at March 31, 2012	971	$5.79	5.96	$746
A summary of restricted stock activity under the 2005 Equity Incentive Plan as of March 31, 2012 and changes during the nine months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2011	87,500	$4.86
Awarded	4,500	4.45
Vested	(34,694)	4.83
Forfeited due to cancellation or for taxes	(22,306)	4.83
Balance at March 31, 2012	35,000	$4.86
As of March 31, 2012, there was $663,000 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal year 2014, with a weighted average remaining period of 1.21 years for stock options and 0.25 years for stock awards.
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
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 15 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2011, 65,293 shares of restricted stock vested in the first annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of March 31, 2012, there were 15,206 shares issued in connection with the merger remaining to vest.
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

A summary of unregistered restricted stock activity due to the acquisitions of MobileRobots and InMoTx (see Note 15) as of March 31, 2012 and June 30, 2011, respectively, is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2011	130,589	$5.10
Accelerated Vesting	(115,383)	5.10
Balance of MobileRobots issuances at March 31, 2012	15,206	$5.10

Balance of awards issued in acquisition of InMoTx at June 30, 2011	100,000	$4.89
Forfeited	(80,500)	4.89
Balance of InMoTx issuances at March 31, 2012	19,500	$4.89

During the nine months ended March 31, 2012, 28,139 shares of common stock were issued under the Company’s 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP. Starting January 1, 2010, ESPP shares are issued in April and November.
Total common shares outstanding at March 31, 2012 were 9,689,410.
3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At March 31, 2012 and June 30, 2011, the Company had $6.0 million and $8.6 million in cash and cash equivalents, respectively.
Realized gains or losses, interest, and dividends are included in interest income.
4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	March 31, 2012	June 30, 2011
	(unaudited)
Raw materials	$5,996	$6,225
Work-in-process	600	568
Finished goods	2,114	2,754
Total inventory	$8,710	$9,547

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	March 31, 2012	June 30, 2011
	(unaudited)
Machinery and equipment	$5,081	$4,927
Computer equipment	5,462	5,422
Software development costs	2,549	2,041
Office furniture and equipment	1,028	968
	14,120	13,358
Less accumulated depreciation	(11,914)	(11,589)
Net property and equipment	$2,206	$1,769

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
Intangible assets, subject to amortization, were as follows as of March 31, 2012 and June 30, 2011 (in thousands):

	March 31, 2012			June 30, 2011
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(208)	$622	$830	$(119)	$711
Customer Base, MobileRobots	340	(198)	142	340	(113)	227
Developed Technology, InMoTx	1,100	(197)	903	1,100	(79)	1,021
Trademarks/Trade names, InMoTx	231	(96)	135	231	(38)	193
Total	$2,501	$(699)	$1,802	$2,501	$(349)	$2,152
Amortization expense totaled $117,000 and $97,000 for the three months ended March 31, 2012 and March 26, 2011, respectively, and $350,000 and $213,000 for the nine months ended March 31, 2012 and March 26, 2011, respectively.

A summary of future amortization as of March 31, 2012 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(146)	$(622)
Customer Base, MobileRobots	(113)	(29)	—	—	—	(142)
Developed Technology, InMoTx	(157)	(157)	(157)	(157)	(275)	(903)
Trademarks/Trade names, InMoTx	(77)	(58)	—	—	—	(135)
Total	$(466)	$(363)	$(276)	$(276)	$(421)	$(1,802)

In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Due to these restructuring activities and resulting revised revenue projection for the division, the Company performed a goodwill and intangible impairment evaluation as of March 31, 2012, and concluded there was no impairment.

7. Financing Arrangements
Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line on May 1, 2009. On March 25, 2011, Adept entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept's potential borrowing base is expanded by enabling advances against foreign accounts receivable and export-related inventory. On February 6, 2012, Adept entered into amendments to the May 2009 Loan and Security Agreement (as previously amended), the March 2011 Loan and Security Agreement (EX-IM Loan Facility) and related agreements.

The February 2012 amendments extended the maturity date of the EX-IM Line from March 24, 2012 to March 25, 2013, and modified the financial covenants Adept must meet during the term of the revolving line. As modified, Adept must maintain (a) liquidity (domestic cash plus the available domestic borrowing base) of at least $3.5 million, and (b) minimum aggregate quarterly EBITDA (measured at the end of each fiscal quarter) equal to or exceeding specified amounts (which are lower than the amounts applicable prior to the February 2012 amendments) for each fiscal quarter beginning December 2011. The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results. The domestic portion of the revolving line no longer includes a sublimit for foreign exchange contracts, cash management services and letters of credit. Adept's available borrowing base under the revolving line is reduced by the principal balance of outstanding advances under the domestic portion of the revolving line and the EX-IM Line.

The Loan and Security Agreement requires Adept to cause its U.S. customers to transmit payments on accounts receivable to a lockbox account at SVB. During the second quarter of 2012, SVB began applying all qualifying daily domestic cash receipts on either the next or second business day to repay outstanding obligations under the Loan and Security Agreement with any excess transferred to Adept's deposit account with SVB. This lockbox arrangement will continue to apply following the February 2012 amendments, regardless of Adept's Adjusted Quick Ratio of unrestricted cash, cash equivalents and accounts receivable to current liabilities. Paragraph 470-10-45-5A of Accounting Standards Codification Topic 470, Debt (“ASC 470”) indicates that when such arrangements exist, all outstanding borrowings under a revolving credit facility such as the Loan Security Agreement are to be classified as a current liability. As such, Adept classifies the outstanding line of credit balance as a current liability, and the maturity date for borrowings against domestic accounts receivable remains March 25, 2013. Adept may re-borrow funds under the revolving line if there is available borrowing base to do so, and Adept meets the other conditions precedent for borrowing set forth in the loan documents.

Adept will pay the collateral monitoring fee of $850 per month if there is any principal or interest outstanding under the revolving line of credit during such month, regardless of Adept's Adjusted Quick Ratio. Adept paid a $50,000 facility fee in connection with the amendment of the loan documents and the renewal of the EX-IM Line. Please refer to the audited consolidated financial statements and Note 6 thereto for the fiscal year ended June 30, 2011, included in Adept's Annual Report on Form 10-K as filed with the SEC on September 6, 2011, for additional disclosures regarding the revolving line of credit.
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

Changes in the Company’s warranty liability for the nine-month periods ending March 31, 2012 and March 26, 2011 are as follows (in thousands):

	Nine Months Ended
(unaudited)	March 31, 2012	March 26, 2011
Balance at beginning of period	$1,116	$1,328
Provision for warranties issued	601	509
Warranty claims	(517)	(786)
Balance at end of period	$1,200	$1,051
9. Legal Proceedings
From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition or results of operations.
Adept has in the past received communications from third parties asserting that it has infringed upon certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the Company, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows.
10. Income Taxes
The Company provides for income taxes during interim reporting periods using the discrete period method. The Company also maintains a liability to cover the cost of additional tax exposure items pertaining to the filing of federal and state income tax returns, as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments may arise from a variety of factors, including different interpretations of statutes and regulations. The Company recorded a tax provision of $157,000 and $198,000 for the three and nine months ended March 31, 2012, respectively, primarily due to taxes in non-US jurisdictions and state minimum taxes. The Company recorded a tax provision of $14,000 and $51,000 for the three and nine months ended March 26, 2011, respectively, primarily due to taxes in non-US jurisdictions, state minimum taxes and state gross receipt taxes.
The Company had gross unrecognized tax benefits of approximately $8.7 million and $8.3 million as of March 31, 2012 and June 30, 2011, respectively. If all of these unrecognized tax benefits for March 31, 2012 and June 30, 2011 were recognized, approximately $2.2 million and $1.8 million, respectively, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 2001 to 2011 remain open to examination by the U.S. and state tax authorities, and the tax years 2005 to 2011 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2012, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $82,000.

11. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Net loss	$(1,538)	$(3,269)	$(3,365)	$(6,078)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted net loss per share amounts	9,398	8,892	9,352	8,736
Basic and diluted net loss per share	$(0.16)	$(0.37)	$(0.36)	$(0.70)
The computation of diluted net loss per share for the three months ended March 31, 2012 does not include 1,010,882 options to purchase shares and 263,847 shares of unvested restricted stock. The computation of diluted net loss per share for the three months ended March 26, 2011 does not include 887,543 options to purchase shares, and 777,518 shares of unvested restricted stock.
The computation of diluted net loss per share for the nine months ended March 31, 2012 does not include 992,485 options to purchase shares and 263,847 shares of unvested restricted stock. The computation of diluted net loss per share for the nine months ended March 26, 2011 does not include 820,558 options to purchase shares, and 777,518 shares of unvested restricted stock.
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

	Three Months Ended		Nine Months Ended
(unaudited)	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Revenues:
Robotics	$14,644	$9,800	$40,742	$31,904
Services and Support	2,832	2,960	8,505	8,799
Total revenues	$17,476	$12,760	$49,247	$40,703
Segment operating income:
Robotics	$3,124	$248	$8,117	$2,537
Services and Support	659	638	1,777	1,715
Segment operating income	3,783	886	9,894	4,252
Unallocated research, development and engineering and general and administrative expenses	(4,029)	(3,067)	(10,936)	(8,764)
Restructuring charges	(791)	(595)	(1,214)	(595)
Amortization of intangible assets	(117)	(97)	(350)	(213)
Operating loss	(1,154)	(2,873)	(2,606)	(5,320)
Net interest expense	(59)	(39)	(172)	(64)
Foreign currency exchange loss	(168)	(343)	(389)	(643)
Loss before income taxes	$(1,381)	$(3,255)	$(3,167)	$(6,027)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
Revenues:
United States	$5,588	$4,103	$13,783	$12,954
Europe	8,384	7,147	23,351	19,727
Asia	2,923	1,259	9,349	7,286
All other countries	581	251	2,764	736
Total	$17,476	$12,760	$49,247	$40,703

(unaudited)	March 31, 2012	June 30, 2011
Long-lived assets:
United States	$1,913	$1,492
All other countries	413	396
Total long-lived tangible assets	$2,326	$1,888
Adept’s revenues are reported by geographic region based on the ship to location of the customer order. Revenues by country are broken out when they exceed 10% of total revenue or deemed useful.
Goodwill
At March 31, 2012, Adept had $3.0 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010, and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.

13. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $168,000 and $343,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. Foreign currency transaction losses were $389,000 and $643,000 for the nine months ended March 31, 2012 and March 26, 2011, respectively.
The foreign currency transaction losses recorded in the three months ended March 31, 2012 were mainly generated from realized losses related to non-permanent intercompany debt. The foreign currency transaction losses recorded in the nine months ended March 31, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
The foreign currency transaction losses recorded in the three months ended March 26, 2011 were mainly generated from losses related to the strengthening of the euro and the yen against the dollar. Realized and unrealized losses were recorded on US dollar payments to Adept’s parent company from the European subsidiaries and on parent company payments for payables due in yen. The foreign currency transaction losses recorded in the nine months ended March 26, 2011 were mainly generated from realized losses from US dollars used to pay accounts payable in yen as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in US dollars and translated to euros.
14. Restructuring Charges
In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were substantially completed at March 31, 2012.
During the three and nine months ended March 31, 2012, the Company incurred $791,000 and $1.2 million, respectively, in restructuring charges related to the consolidation of the InMoTx operations. Lease termination costs were $37,000 and $142,000, respectively, severance costs were $34,000 and $124,000, respectively, salaries related to the restructuring were $304,000 and $512,000, respectively, inventory write-offs were $259,000 and $259,000, respectively, stock compensation expense was $95,000 and $95,000, respectively, and other miscellaneous costs were $62,000 and $82,000, respectively.
The components of accrued restructuring are summarized as follows (in thousands):

(unaudited)	Accrued	Paid	Lease Deposit Offset	Balance
Balance as of June 30, 2011	$—	$—	$—	$—
Lease commitments	142	(39)	(40)	63
Employee severance	90	(44)	—	46
Phone contract termination fee	18	—	—	18
Auto lease termination fee	6	—	—	6
Balance as of March 31, 2012	$256	$(83)	$(40)	$133

Restructuring expenses paid in cash, which do not include inventory write-offs, stock compensation expense, accruals and other costs were $456,000 and $683,000 during the three and nine months ended March 31, 2012, respectively.

Due to these restructuring activities and the resulting revised revenue projection for the division, the Company performed a goodwill and intangible impairment evaluation as of March 31, 2012, and concluded there was no impairment.
15. Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before the consolidation, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.

Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares are subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, for which the current estimated value is $0.
In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. Of the 199,979 shares issued on the merger date for the acquisition of InMoTx, 119,145 shares are being forfeited by the holders and returned to Adept in the fourth quarter of 2012. The indemnification stock receivable is included in account receivable in the condensed consolidated balance sheet as of March 31, 2012. This receivable is partially offset by agreed upon payments of $280,000, finalized on March 28, 2012, due to InMoTx customer matters arising prior to the acquisition, to be paid in quarterly installments beginning in the fourth quarter of fiscal 2012 through the third quarter of fiscal 2013. This liability is included in other accrued liabilities in the condensed consolidated balance sheet as of March 31, 2012. Of the $508,000 stock receivable due at March 31, 2012, $90,000 increased earnings in the current quarter.
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
The selling stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the Merger Agreement for losses up to $1 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The indemnification obligations generally expired twelve months from the date of closing in January 2012, with certain exceptions for core corporate and intellectual property representations, taxes, fraud, and designated customer claims.
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
The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the merger date and recognized as a contingent liability. At March 31, 2012, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the acquisition agreement.
The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the condensed consolidated statements of operations.
Had the InMoTx acquisition occurred at the beginning of fiscal 2011, the Company's net loss would have been $3.3 million and $7.3 million for the three and nine months ended March 26, 2011, respectively, and the Company's diluted net loss per share would have been $0.38 and $0.84, respectively.
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
The merger consideration paid to MobileRobots stockholders was $3.0 million, including cash of $1.0 million, net of cash acquired of $100,000 and subject to adjustment for debt and working capital, and 394,403 shares of Adept common stock with a market value of $2.0 million. An additional 368,956 shares were accounted for as compensation, with a market value of $1.9 million, are discussed below.
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. Of these 368,956 shares, vesting was accelerated on 173,074 shares and is no longer at risk of forfeiture due to the termination of one of MobileRobots founders on April 15, 2011. In addition, on June 25, 2011, 65,293 shares of the 368,956 shares of restricted stock vested on the first annual vesting after the MobileRobots acquisition, and on September 30, 2011, due to the Company's ongoing consolidation activities, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of March 31, 2012, there were 15,206 shares remaining to vest under this issuance.
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
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud, which expired during the current period. The expiration for the core corporate and intellectual property representations expires on the second anniversary from the close of the acquisition and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to vesting.
During fiscal 2011, the Company concluded that the restricted stock issued in the acquisition in fiscal 2010 and placed into an escrow fund as discussed above constituted consideration, not compensation, and should be accounted for in shareholders' equity and additional goodwill. This change in accounting for the restricted stock was reflected in the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in Adept Technology, Inc.’s Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
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
Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Frederikshavn, Denmark; and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments. In October 2011, the Company announced the decision to consolidate the InMoTx operations in Frederikshavn, Denmark into the Company's Pleasanton, California operations. As of March 31, 2012, Adept had $63,000 accrued in lease termination costs associated with this consolidation.
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of March 31, 2012 follows:

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$6,839	$1,958	$1,608	$1,508	$1,197	$568
Capital Lease Obligations	83	43	35	5	—	—
Total	$6,922	$2,001	$1,643	$1,513	$1,197	$568

17. Subsequent Events
In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 in the aggregate due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. On April 25, 2012, 119,145 shares were forfeited by the holders thereof and returned to Adept.

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
Strategy
Our strategy focuses on a few specific industries where the use of automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. This strategy reflects our belief that new opportunities exist in the expansion of application level solutions in vertical markets, where automation has been largely non-existent or extremely inflexible. The industries we have targeted are: medical, logistics, clean-tech markets and packaging. Currently, we are focusing the majority of our investment on our MobileRobots technology and packaging solutions applications. We are investing significantly in the MobileRobots technology to take advantage of emerging opportunities in the medical, logistics, and solar markets as it pertains to mobile technology. For example, in the medical industry we have formed a partnership to be the exclusive provider of autonomous mobile robots to SwissLog Healthcare Solutions for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals, and in February 2012, we launched the new Adept Courier, a small autonomous vehicle that simplifies the everyday task of moving goods, materials, samples, or parts around an office or production environment. Since most logistics problems require a fleet of robots combined with our new enterprise fleet manager to effectively solve, we believe our unique mobile robot technology has tremendous long term potential across a wide range of industries, and we believe this business will be characterized by larger average order sizes and better visibility than our traditional businesses.
The packaging market has continued to provide new applications even during the last few years of worldwide economic weakness and has proven the strength of our Quattro robot in this industry. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications. We believe the natural foods market is a largely untapped automation market, and the technology we acquired from InMoTx is an enabler for these applications. The InMoTx acquisition also brings changes to our standard business model, as order sizes of these packaging cells are typically larger than our normal component sales, revenues are received in installments over the project term and deferred until recognizable, and each cell includes high margin consumable grippers which must be replaced periodically over the life of the cell, generating a secondary revenue stream.
In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide long-term opportunity for Adept as these manufacturers begin to equip their automation capabilities and ramp up their production operations. We hope to capitalize on the growing opportunities for automation in China as a rapidly developing market for industrial robots over the long term with our new sales and service office in Shanghai, which opened near the end of fiscal 2011. This office will allow us more visible access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.
Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for partnership or collaboration. Our focus is on pursuing partnerships that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale. Our long-term strategy is to grow our new MobileRobots and Packaging Solutions initiatives to enable these businesses to achieve 50% of our total revenues, while improving our gross margin to exceed 45% and increase net margins over time in parallel with our growth efforts.
Recent Acquisitions
On January 10, 2011, we acquired InMoTx, Inc. (“InMoTx”), a privately-held provider of robotic platform solutions and gripping technology for the global food processing market, based in Denmark before the consolidation, pursuant to a merger agreement dated January 4, 2011, under which we paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders, of which all shares were made subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares remain outstanding and will vest on June 30, 2012, subject to the satisfactory completion of the requirements set forth in the separation agreement. In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. Of the 199,979 shares issued on the merger date for the acquisition of InMoTx, 119,145 shares are being forfeited by the holders and were returned to Adept in the fourth quarter of fiscal 2012.
We also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date, the fair value of which at March 31, 2012 was $0. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and as of the end of the third quarter of fiscal 2012, the consolidation activities were substantially completed.
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

Trends in Our Business
During the third quarter of fiscal 2012, our revenues grew 37% compared with the same period in the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive and industrial markets in Europe and the U.S., the Asian disk drive markets, and the European and Domestic medical and pharmaceutical markets. In addition, our MobileRobots initiative showed strong gains in the commercial side of the business, on which we have been focusing during the quarter. We are encouraged by the performance in our target markets and by the signs of returning demand from our traditional industries. Sales growth in the third quarter of fiscal 2012 benefited by an increase in revenues from the international disk drive market compared to the same period last year, as this industry showed signs of recovering from the cyclical downturn the industry entered during the second quarter of fiscal 2011. While it is difficult to predict the timing of investment cycles within the disk drive industry, we believe this market will continue to experience modest growth during the remainder of 2012. We believe that our acquisition of InMoTx will help drive future growth in the packaging market over the long-term, as the gripping technology that InMoTx brings provides a unique advantage in certain markets, particularly hygienic packaging for the natural foods market. We believe the positive growth in packaging we experienced during the second and third quarter of 2012 will continue to build. Over the long-term, packaging presents both a large opportunity and the potential to substantially effect Adept's financial model, as the average order size and visibility is better than Adept's traditional components business. These characteristics, along with the consumables and service revenues to the company, have potential to result in more consistent, sustainable revenues over the long-term.
On a geographic basis, our U.S. sales increased 36% in the third quarter of fiscal 2012 compared with the same period in the prior year and accounted for 32% of total revenue in the third quarter of fiscal 2012 and the third quarter of fiscal 2011. This increase compared to the same period last year was driven primarily by increased domestic sales of our packaging solutions, as well as increased sales to the domestic medical and pharmaceutical markets, and increased sales of our MobileRobots commercial applications in the medical industry. We believe the MobileRobots and packaging solutions products will comprise an increasing portion of our U.S. business over time, as our new MobileRobots technology has enabled us to address new opportunities in material handling applications in the medical, semiconductor and industrial markets, and our new gripper technology acquired from InMoTx has enabled us to expand our opportunities in the packaging solutions markets.
In Asia, sales to the disk drive market increased considerably in the third quarter of fiscal 2012. The disk drive increase was partially offset by lower sales in the packaging market, resulting in a 132% revenue increase compared to the prior year period. Asian sales accounted for 17% of total revenues in the third quarter of fiscal 2012 compared to 10% in the previous year period. Though the disk drive industry showed gains during the third quarter which may continue, we remain cautious due to the cyclical nature of the industry and are actively pursuing opportunities in Asia outside of the disk drive markets. We believe that the packaging and solar markets in Asia present us with significant long-term opportunities over time, and our new presence in China should help to capitalize on these opportunities.
European sales increased 17% in the third quarter of fiscal 2012 compared with the previous year period and accounted for 48% of total revenues for the third quarter of fiscal 2012 compared to 56% in the previous year period. The European increase was primarily the result of higher sales to the automotive and industrial markets in Europe, which showed strong growth during the quarter. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar.
Product Developments
During the third quarter of fiscal 2012, we introduced the Adept Courier, a small autonomous vehicle that simplifies the everyday task of moving goods, materials, samples, or parts around an office or production environment. Using self-navigation software, the Adept Courier finds its own way to destinations, drives around obstacles in its path, and can be deployed in a matter of hours, thus reducing manual transport tasks, shortening turnaround time, and increasing operational efficiencies by re-applying expensive labor from moving goods to higher-value tasks.
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
During the first quarter of fiscal 2011, we introduced a new robotic platform, or “cell” for the packaging industry, the Adept Packaging Automation Cell, or PAC. The Adept PAC is the first high-speed robotic packaging platform designed to address the hygienic requirements of natural foods packaging. The packaging cell is built with a rigid stainless steel frame for wash down capabilities and integrated with best-in-class products from Adept, such as the world’s fastest USDA-accepted robot, ultra-

compact motion and vision controllers, touch-screen operator interface, and predefined programming recipes for advanced conveyor-tracking and vision-guidance. Adept PAC is designed to address some of the long-standing challenges associated with flexible automation such as deployment time and integration cost, and can be easily configured to a wide range of packaging applications in the food and pharmaceutical industries. The Adept Pac platform is similar to the Octomation products acquired in the InMoTx acquisition, and we are working to combine the strengths of each product in future product generations.
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
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and nine month periods ended March 31, 2012. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2012 third fiscal quarter ended March 31, 2012. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011 included in our Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
Results of Operations
Revenues. Summary information by segment for the three and nine months ended March 31, 2012 and March 26, 2011 is as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Segment (unaudited)	March 31, 2012	% Change	March 26, 2011	March 31, 2012	% Change	March 26, 2011
Robotics
Revenues	$14,644	49%	$9,800	$40,742	28%	$31,904
Percentage of total revenues	84%		77%	83%		78%
Services and Support
Revenues	2,832	(4)%	2,960	8,505	(3)%	8,799
Percentage of total revenues	16%		23%	17%		22%
Total Revenues	$17,476	37%	$12,760	$49,247	21%	$40,703
For the three months ended March 31, 2012, revenues were $17.5 million, up 37% from revenues of $12.8 million for the three months ended March 26, 2011, as a result of higher Robotics revenues in the period.
For the nine months ended March 31, 2012, revenues were $49.2 million, up 21% from revenues of $40.7 million for the nine months ended March 26, 2011, as a result of higher Robotics revenues in the period.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $14.6 million for the three months ended March 31, 2012, an increase of 49% from $9.8 million for the three months ended March 26, 2011. The increase in robotics revenues during the three months ended March 31, 2012 was primarily due to: increased sales in the disk drive markets, which increased $1.4 million, or 645% primarily in Malaysia; increased sales in the medical and pharmaceutical markets, which increased $998,000, or 274%, primarily in Germany and the United States; increased sales of our commercial MobileRobots material handling applications, primarily in the medical markets in the United States, which increased to $930,000 from $0 in the third quarter of last year; higher sales in the packaging markets, primarily in the United States, which increased $595,000 or 23%; and higher sales in the traditional automotive and industrial markets, which increased $910,000, or 30%, primarily in Germany.

Robotics segment revenues were $40.7 million for the nine months ended March 31, 2012, an increase of 28% from $31.9 million for the nine months ended March 26, 2011. The increase in Robotics revenues during the nine months ended March 31, 2012 was primarily due to: higher sales in the traditional automotive and industrial markets, which increased $3.3 million, or 49%, primarily in Germany; increased sales of our commercial MobileRobots material handling applications, primarily in the industrial, medical and semiconductor markets, which increased to $3.0 million from $0 compared to last year; increased sales to the consumer goods market, which increased $1.3 million, or 969%, primarily in Germany; increased sales to the consumer electronics market, which increased $1.4 million, or 48%, primarily in Asia; and increased sales to the medical and pharmaceutical industries, which increased $1.1 million, or 57%, primarily in Germany and Canada, compared to the prior year period. These increases were partially offset by a decrease of $1.2 million, or 28%, in sales to the disk drive markets, primarily in the United States.
Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $2.8 million for the three months ended March 31, 2012, down 4% from $3.0 million for the three months ended March 26, 2011. Service revenues to the medical and pharmaceutical industry, primarily in the United States, increased $205,000, or 598%, from the third quarter of last year, however service sales to other miscellaneous industries, primarily in France, decreased $359,000, or 51%, completely offsetting the gains made in the medical and pharmaceutical industry. Services and Support revenues were $8.5 million for the nine months ended March 31, 2012, a decrease of 3% compared to $8.8 million for the nine months ended March 26, 2011. Service revenues to other miscellaneous industries, primarily in France, decreased $379,000, or 25%. This decrease was partially offset by increased service revenues to the medical and pharmaceutical industries, which increased $193,000, or 267%, compared to the prior year period.
Revenue by geography for the three and nine months ended March 31, 2012 and March 26, 2011 is as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Geography (unaudited)	March 31, 2012	% Change	March 26, 2011	March 31, 2012	% Change	March 26, 2011
United States
Revenues	$5,588	36%	$4,103	$13,783	6%	$12,954
Percentage of total revenues	32%		32%	28%		32%
Europe
Revenues	$8,384	17%	$7,147	$23,351	18%	$19,727
Percentage of total revenues	48%		56%	47%		48%
Asia
Revenues	$2,923	132%	$1,259	$9,349	28%	$7,286
Percentage of total revenues	17%		10%	19%		18%
Other countries
Revenues	$581	131%	$251	$2,764	276%	$736
Percentage of total revenues	3%		2%	6%		2%
Total International Revenues	$11,888	37%	$8,657	$35,464	28%	$27,749
Percentage of total revenues	68%		68%	72%		68%
Total Revenues	$17,476	37%	$12,760	$49,247	21%	$40,703
U.S. revenues were $5.6 million for the three months ended March 31, 2012, up 36% compared with $4.1 million for the three months ended March 26, 2011. The increase during the three months ended March 31, 2012 was primarily due to increased packaging sales, which increased $872,000, or 87%, increased sales to the domestic medical and pharmaceutical markets, which increased $549,000, or 184%, and increased commercial MobileRobot sales, which increased to $552,000 from zero in the previous period. These increases were partially offset by a decrease of $487,000, or 83%, in sales to the domestic automotive and industrial markets. U.S. revenues were $13.8 million for the nine months ended March 31, 2012, up 6% compared with $13.0 million for the nine months ended March 26, 2011. The increase during the nine months ended March 31, 2012 was primarily due to an increase of $1.1 million in sales of our commercial MobileRobots material handling applications from $0 in the same period last year, primarily in the medical markets.
Total international revenues were $11.9 million for the three months ended March 31, 2012, up 37% compared with $8.7 million for the three months ended March 26, 2011. Total international revenues were $35.5 million for the nine months ended

March 31, 2012, up 28% from $27.7 million for the nine months ended March 26, 2011. The individual regions are explained below.
Revenues from Asia increased 132% during the three months ended March 31, 2012 compared with the prior-year period primarily as a result of $1.6 million in sales to the disk drive markets, compared to $91,000 in the previous year period. This increase was partially offset by a decrease of $480,000, or 88%, in sales to the packaging markets in Asia compared to the third quarter of the previous year. Revenues from Asia increased 28% during the nine months ended March 31, 2012 compared with the prior-year period primarily as a result of a $934,000, or 56%, increase in sales to the consumer electronics markets, primarily in China, a $680,000 increase in sales of our commercial MobileRobots material handling applications, primarily in Singapore, compared to $0 in the previous year period, and a $567,000, or 16%, increase in sales to the disk drive markets in Malaysia.
European sales increased 17% during the three months ended March 31, 2012, primarily as a result of higher sales to the automotive and industrial markets, mainly in Germany, which increased $1.3 million, or 53% from the third quarter of the prior year. During the nine months ended March 31, 2012, European revenues increased 18% compared to the nine months ended March 26, 2011, primarily as a result of a $3.4 million, or 62%, increase in sales to the European automotive and industrial markets.
Revenues from other countries remained a relatively small percentage of the Company’s sales in the third quarters of fiscal 2012 and 2011, however compared to the same periods in the prior-year, have experienced significant growth. Revenues were $581,000 for the three months ended March 31, 2012, up 131% compared with $251,000 for the three months ended March 26, 2011. The increase during the three months ended March 31, 2012 was primarily due to an increase of $146,000 in sales to the medical and pharmaceutical industries compared to zero in the previous period. Revenues were $2.8 million for the nine months ended March 31, 2012, up 276% compared with $736,000 for the nine months ended March 26, 2011. The increase in the nine months ended March 31, 2012 was primarily due to an increase of $996,000 in sales of our commercial MobileRobots material handling applications, primarily in Canada, compared to $0 in the same period last year, as well as an increase of $655,000, or 157%, in sales to the packaging markets, and an increase of $371,000 in sales to the medical and pharmaceutical industries from zero in the previous year period.
Gross Margin. Summary information on gross margin for the three and nine months ended March 31, 2012 and March 26, 2011 is as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 31, 2012	% Change	March 26, 2011	March 31, 2012	% Change	March 26, 2011
Revenues	$17,476		$12,760	$49,247		$40,703
Gross margin	7,175	25%	5,718	20,957	21%	17,292
Gross margin %	41.1%		44.8%	42.6%		42.5%
Gross margin as a percentage of revenues was 41.1% for the three months ended March 31, 2012, compared to 44.8% for the three months ended March 26, 2011. For the nine months ended March 31, 2012 and March 26, 2011, gross margin as a percentage of revenues was 42.6% and 42.5%, respectively. Lower gross margin during the three months ended March 31, 2012 primarily resulted from product mix, and a large order from Germany for a lower margin traditional product, which drove the margin down compared to the third quarter of fiscal 2011 and is not expected to recur in this magnitude in the fourth quarter of fiscal 2012 . During the nine months ended March 31, 2012, there were no material changes to gross margin.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.

Operating Expenses
Research, Development and Engineering Expenses.
Research, Development and Engineering Expenses for the three and nine months ended March 31, 2012 and March 26, 2011 are as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 31, 2012	% Change	March 26, 2011	March 31, 2012	% Change	March 26, 2011
Expenses	$2,293	8%	$2,119	$6,699	21%	$5,536
Percentage of revenues	13%		17%	14%		14%
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
R&D expenses for the three months ended March 31, 2012 were $2.3 million, or 13% of revenues, up 8% from $2.1 million, or 17% of revenues for the three months ended March 26, 2011. R&D expenses for the nine months ended March 31, 2012 were $6.7 million, or 14% of revenues, up 21% from $5.5 million, or 14% of revenues for the nine months ended March 26, 2011. Higher R&D expenses in the three and nine months ended March 31, 2012 compared with the prior-year periods primarily resulted from the addition of expenses relating to investment in our MobileRobots and Packaging Solutions lines of business. We expect R&D expenses to remain fairly flat in the near-term, as increased investment in our new initiatives should be offset by the absence of R&D expenses associated with the recently closed Denmark entity.
Selling, General and Administrative Expenses.
Selling, General and Administrative expenses for the three and nine months ended March 31, 2012 and March 26, 2011 are as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 31, 2012	% Change	March 26, 2011	March 31, 2012	% Change	March 26, 2011
Expenses	$5,128	(11)%	$5,780	$15,300	(6)%	$16,268
Percentage of revenues	29%		45%	31%		40%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.1 million, or 29% of revenues for the three months ended March 31, 2012, down 11% from $5.8 million, representing 45% of revenues for the three months ended March 26, 2011. SG&A expenses were $15.3 million, or 31% of revenues for the nine months ended March 31, 2012, down 6% from $16.3 million, representing 40% of revenues for the nine months ended March 26, 2011. Lower SG&A expenses in the three and nine months ended March 31, 2012 compared with the prior-year periods primarily resulted from lower stock compensation expense as compared to the prior period as a result of the acquisition of MobileRobots in June 2010 and increased operational efficiencies, which were offset by the addition of expenses in connection with our InMoTx business, which primarily included salary and benefits.
Restructuring Charges. For the three and nine months ended March 31, 2012, we recorded restructuring charges of $791,000 and $1.2 million related to the consolidation of InMoTx's Denmark facility into our Pleasanton, California operations. Lease termination costs were $37,000 and $142,000, respectively, severance costs were $34,000 and $124,000, respectively, salaries related to the restructuring were $304,000 and $512,000, respectively, inventory write-offs were $259,000 and $259,000, respectively, stock compensation expense was $95,000 and $95,000, respectively, and other miscellaneous costs were $62,000 and $82,000, respectively. The consolidation activities were substantially concluded during the third quarter of fiscal 2012. For the three months ended March 26, 2011, we recorded restructuring charges of $595,000 related to office consolidation, sales reorganization and business streamlining measures implemented during the quarter, which included $498,000 in accelerated stock compensation expense due to vesting and release of restricted stock in connection with employee terminations. We believe the consolidation of the Denmark entity into our Pleasanton, California operations will save approximately $500,000 in expenses per quarter, which we expect to be partially offset by additional investment in R&D and sales and marketing.
Amortization. Amortization expense totaled $117,000 and $97,000 for the three months ended March 31, 2012 and March 26, 2011, respectively, and $350,000 and $213,000 for the nine months ended March 31, 2012 and March 26, 2011, respectively, for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011.
Stock Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $151,000 and $891,000 for the three months ended March 31, 2012 and March 26, 2011, respectively, and $1.0 million and $2.6 million for the nine months ended March 31, 2012 and March 26, 2011, respectively. In addition, we incurred $95,000 in stock compensation expense related to the consolidation of the InMoTx operations in Denmark into our Pleasanton, California operations which was recognized as restructuring expense on the condensed consolidated statement of operations. The decrease in stock compensation during the three months ended March 31, 2012 was due to higher stock expense for grants made in connection with the acquisition of InMoTx in the prior year period. The decrease in stock compensation expense during the nine months ended March 31, 2012 was primarily due to $589,000 in stock awards expense recognized in the first quarter of fiscal 2011 related to restricted stock issued in connection with our acquisition of MobileRobots and the first, second and third quarter vesting of the fiscal 2010 management performance award. This decrease was partially offset by $280,000 in accelerated stock compensation expense in the first quarter of fiscal 2012 related to the ongoing consolidation efforts related to MobileRobots. We did not record an income-tax benefit for stock compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Operating Income (Loss). We recorded an operating loss of $1.2 million for the three months ended March 31, 2012, compared with an operating loss of $2.9 million for the three months ended March 26, 2011, and an operating loss of $2.6 million for the nine months ended March 31, 2012, compared with an operating loss of $5.3 million for the nine months ended March 26, 2011. The lower operating losses recorded in the fiscal 2012 periods were primarily the result of higher revenues during the periods ended March 31, 2012 compared to March 26, 2011.
Interest Income (Expense), Net. We recorded interest expense, net of $59,000 for the three months ended March 31, 2012 compared to $39,000 for the three months ended March 26, 2011. For the nine months ended March 31, 2012, interest expense, net was $172,000 compared to $64,000 for the nine months ended March 26, 2011. The increase in interest expense during the three and nine months ended March 31, 2012 resulted from increased borrowings under our line of credit during 2012.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $168,000 and $343,000 for the three months ended March 31, 2012 and March 26, 2011, respectively. For the nine months ended March 31, 2012 and March 26, 2011, we recorded a loss on foreign currency transactions of $389,000 and $643,000, respectively. The foreign currency transaction losses recorded in the three months ended March 31, 2012 were mainly generated from realized losses related to non-permanent intercompany debt. The foreign currency transaction losses recorded in the nine months ended March 31, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollar and payable in yen and realized losses related to non-permanent intercompany debt.
The foreign currency transaction loss recorded in the three months ended March 26, 2011 was mainly generated from losses related to the strengthening of the Euro and the Yen against the dollar. Realized and unrealized losses were recorded on US dollar payments to the parent company from the European subsidiaries and on parent company payments for payables due in yen. The foreign currency transaction loss recorded in the nine months ended March 26, 2011 was mainly generated from realized losses from US dollars used to pay accounts payable in yen as the yen strengthened against the dollar during the period, and unrealized losses related to the revaluation of accounts receivable billed in US dollars and translated to euros.
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
We recorded a tax provision of $157,000 and $198,000 for the three and nine months ended March 31, 2012, respectively, which related primarily to taxes in non-US jurisdictions and state minimum taxes. We recorded a tax provision of $14,000 and $51,000 for the three and nine months ended March 26, 2011, respectively, which related primarily to taxes in non-US jurisdictions, state minimum taxes and state gross receipt taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents: As of March 31, 2012, cash and cash equivalents were $6.0 million, a decrease of $2.6 million from $8.6 million as of June 30, 2011.
Operating Activities: Adept used $4.1 million of cash from operating activities for the nine months ended March 31, 2012. Net loss of $3.4 million and other uses of cash in operating activities were offset by non-cash charges, including depreciation and amortization of $1.1 million and stock-based compensation of $1.0 million. Included in other uses of cash in operating activities was a net increase in accounts receivable of $3.2 million, and a decrease in accounts payable of $827,000.
Investing Activities: Adept incurred $996,000 of capital purchases and capitalization of software development costs during the nine months ended March 31, 2012, and received proceeds of $81,000 from sales of property and equipment.
Financing Activities: Adept used $2.0 million of cash for financing activities during the nine months ended March 31, 2012. The Company borrowed $1.9 million on our Silicon Valley Bank line of credit, net of payments during the period ending with a principal balance of $5.8 million, paid $35,000 on capital leases, incurred a net increase of $56,000 in other long-term borrowings, and used $65,000 to pay for taxes for restricted stock awards surrendered to satisfy withholding tax obligations. The Company received proceeds of $120,000 from the exercise of options for stock through Adept’s employee stock option program.
Liabilities: In connection with the acquisition of InMoTx on January 10, 2011, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At March 31, 2012, the fair value of the contingent cash payments was $0. Also related to the acquisition of InMoTx is a potential payment in cash compensation payable to the InMoTx chief technology officer equal to 2% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. This potential cash payment would be recognized as compensation expense if it is earned. At March 31, 2012, the fair value of the 2% contingent cash payment to the chief technology officer was also $0.
Liquidity: Adept has no off-balance-sheet arrangements, and we believe our cash and cash equivalents, together with funds available under our revolving credit line, will provide us with sufficient liquidity for at least the next 12 months. However, our current cash resources are limited, and we expect to have to manage cash carefully in the near term to fund our operating requirements.
In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations, and as of March 31, 2012, the consolidation of the Denmark facility was substantially completed. We recognized $1.2 million in restructuring expense during the second and third quarters of fiscal 2012, of which $398,000 was non-cash expenses, $683,000 was paid in cash during the second and third quarters of 2012, and $133,000 was accrued to be paid in the fourth quarter of fiscal 2012.
On March 28, 2012, we agreed to payments in the amount of $280,000 for InMoTx customer matters arising prior to the acquisition, to be paid in quarterly installments beginning in the fourth quarter of fiscal 2012 through the third quarter of fiscal 2013. This liability is included in other accrued liabilities in the condensed consolidated balance sheet as of March 31, 2012, and is offset by the indemnification stock receivable included in account receivable in the condensed consolidated balance sheet as of March 31, 2012.
During the second quarter of fiscal 2012, we received a four month rent abatement on the lease of our Pleasanton, California facility, beginning in October 2011 and ending in January 2012, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000.
Silicon Valley Bank Line of Credit: We have a revolving line of credit with Silicon Valley Bank, or SVB. On February 6, 2012, Adept entered into an Amendment No. 4 to Loan and Security Agreement and Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility) with SVB to amend the existing Loan and Security Agreement entered into on May 1, 2009 (as previously amended), and Loan and Security Agreement (EX-IM Loan Facility) entered into on March 25, 2011 (the “EX-

IM Loan Agreement”). Pursuant to the EX-IM Loan Agreement, as amended, a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept's potential borrowing base is expanded by enabling advances against certain foreign accounts receivable and export-related inventory.

The revolving line of credit (including the EX-IM Line) matures on March 25, 2013. All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. Adept's maximum aggregate borrowing availability is $10 million. Adept may borrow up to the lesser of $10 million or 80% of Adept's eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to Adept's eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. The revolving line no longer includes a sublimit for foreign exchange contracts, cash management services and letters of credit, and Adept's available borrowing base is reduced by the principal balance of outstanding advances under the domestic revolving line and EX-IM Line. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line, and under any separate bank service agreements that may be entered into by Adept and SVB covering foreign exchange contracts, cash management services or letters of credit.

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

We also must remain in compliance with various other loan covenants, and Adept's ability to make borrowings is subject to ongoing conditions precedent. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents and the fees payable by Adept in connection with the revolving line, are described in further detail under Liquidity and Capital Resources in Adept's annual report on Form 10-K filed September 6, 2011. During the third quarter of fiscal 2012, Adept paid a facility fee of $50,000 to extend the maturity date of the EX-IM Line to March 25, 2013.

Adept was in compliance with the covenants of the loan documents as of March 31, 2012. At March 31, 2012, Adept had an outstanding principal balance of $5.8 million under the revolving line, up from $4.3 million at the end of the last quarter, reflecting principal repayments from domestic cash receipts and re-borrowing for cash management purposes during the third quarter of fiscal 2012, which bears interest at SVB's announced prime rate plus 1.75%. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.

New Accounting Pronouncements
None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended March 31, 2012, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of March 31, 2012, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. During the third quarter of fiscal year 2012, we continued to evaluate and strengthen MobileRobots' accounting procedures and controls and make revisions accordingly to align their transactional procedures with Adept's general processes designed to ensure effectiveness of our internal controls. During the third quarter ended March 31, 2012, we also continued the evaluation of the systems and controls at InMoTx's following its acquisition in January 2011, continuing the process of aligning InMoTx's procedures to Adept's processes in connection with the consolidation of InMoTx operations into our Pleasanton, California facilities, which was substantially completed during the third quarter. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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
From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. To lower our operating costs during fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization and streamlining of our North American operations, and incurred related restructuring expenses. During fiscal 2012, we have consolidated our Denmark operations from our InMoTx acquisition into our existing facilities and operations, for which we have incurred restructuring expenses in fiscal 2012. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences. While our restructuring efforts reduced our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our operations and prospects could be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Forfeitures for Tax Withholdings
On March 31, 2012, individuals holdings shares of restricted stock of Adept forfeited an amount of such shares equivalent to the tax withholding obligations related to the shares of stock vesting on each of these respective dates, based upon the trading price of Adept common stock on such vesting date.

	Total Number of Shares Forfeited	Average Price per Share
January 1, 2012 to March 31, 2012	9,246	$4.83

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
none.

ITEM 6.	EXHIBITS

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
Date: May 8, 2012

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

101.1-
The following financial information from the Company's quarterly report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 31, 2012, and June 30, 2011; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2012 and March 26, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2012 and March 26, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

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