Form 10-K
period 2012-06-30
ADEPT TECHNOLOGY INC
filed 2012-09-24
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011) was $17,467,824. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.
As of September 19, 2012, approximately 10,558,841 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held on November 9, 2012, referred to as the Proxy Statement, are incorporated by reference into Parts 1 and III hereof.

*

ADEPT TECHNOLOGY, INC.
ANNUAL REPORT ON FORM 10-K

i

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements principally but not exclusively in the sections entitled “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Controls and Procedures.” In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks and uncertainties in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Also, these statements represent our estimates and assumptions only as of the date of the filing of this Annual Report on Form 10-K with the SEC, and we undertake no obligation to publicly update or revise these forward-looking statements.
In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.
This report contains trademarks and trade names of Adept and other companies. Adept has 203 trademarks of which 21 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): AIM®, HexSight®, Adept Cobra™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, AdeptViper™, AdeptVision™, AdeptQuattro™, Adept Anyfeeder™, Adept ACE™, Motivity by MobileRobots™, PatrolBot™, Adept PAC™ and  SoftPic™.

ITEM 1.	BUSINESS
We are a global, leading provider of intelligent robots and autonomous mobile solutions and services that enable customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing and logistical processes in both fixed repetitive and unstructured environments.
Adept helped pioneer the robotics industry, and with more than 25 years of operating expertise, we continue to lead in the development of innovative robotics solutions to meet the changing needs of automation. Our robotics solutions are targeted at automated applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, distributors, original equipment manufacturer (“OEM”) partners and end-user companies, we provide specialized, cost-effective robotics systems, software and services to emerging automation markets, including packaging, logistics, medical and solar; as well as to the disk drive/electronics market and traditional industrial markets, including industrial automation and automotive electronics.
Our product range includes application software, integrated real-time vision and multi-axis motion controls, machine vision systems and software, autonomous navigation software and controls, industrial robots and grippers, autonomous service robots, intelligent automated guided vehicles (referred to as AGVs), and advanced vision-based flexible parts feeders. Our core offering combines our motion controls systems with application software, which we generally sell together with our own vision-guidance technology and/or our robot mechanisms. A key differentiator for us is our vision guidance technology, which is tightly integrated with our motion controls technology.
Our headquarters are in Pleasanton, California and we also maintain facilities in New Hampshire, France, Germany, Singapore and Shanghai for business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Global Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 83% of our total revenues in fiscal 2012 and approximately 78% of revenues in fiscal 2011. Revenue from our Services and Support segment accounted for approximately 17% of our total revenues in fiscal 2012 and approximately 22% of revenues in fiscal 2011. Additional information about our results for the last two years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
The Need for Automation
Key benefits of automation include improved control, efficiency and productivity, higher and more consistent quality, and improved record-keeping. For decades, industries such as automotive assembly and electronics have used robotic systems in their manufacturing operations to stay competitive, reduce costs and provide a safer environment for workers. Such industries are heavily dependent on automation to manufacture, assemble and package their products. In many other industries, the use of automation is only just beginning, spurred by changes in the regulatory and competitive environment, and always with a focus on achieving greater productivity at a lower cost.
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
Additionally, in packaging applications such as food or consumer goods, the need for flexibility is becoming more pronounced as manufacturers strive to provide more variety for their customers. This is causing the line to blur between packaging and related activities such as warehousing and distribution. For example, a snack food producer might want to pack cartons for a particular destination with a bundled product offering versus a single product offering.
Logistics
One of the largest sectors where logistics is of primary consideration is in warehousing and distribution. According to the U.S. Census Bureau, 10,448 warehouse and storage facilities were in operation within the United States in 2008 with employment of 577,851 workers who earned annual wages of nearly $21 billion. Managers of these processes are faced with multiple operational and environmental challenges while simultaneously facing ever increasing customer service requirements. Automation is more often a financially attractive alternative to manual processes for not only the labor cost savings, but also due to the potential improvements in productivity, order accuracy, reduced space requirements, increased volume capacity, and control of inventory. While this growth in automation is occurring, there is also a need for supply chains to become more agile to serve rapidly changing markets. To address these divergent requirements, automation is being required to offer heightened levels of flexibility. This is increasingly achieved through the use of mobile technologies such as autonomous indoor vehicles (referred to as AIV) and their associated control and software solutions. Modern AIV solutions not only offer the operational gains mentioned above, but represent significant savings for their users when deployment and total cost of ownership are compared to more traditional forms of automation.
Medical
In the United States healthcare spending is a significant component of the economy. Factors such as high healthcare costs, an aging population and legislation of the industry, including the legislation ensuring access to medical care and limiting procedure-based payments to providers, are driving the increased use of automation within the medical market to lower costs and increase efficiency. Automation is used in the medical market for a range of medical, pharmaceutical and healthcare related applications, including the manufacture of medical devices; the automation of repetitive operations in diagnostic and pharmaceutical labs; automated processing of mail-order pharmaceutical sales; automated transportation tasks in hospital environments; and computer assisted robot-based surgical procedures. Automation provides many advantages, including minimizing opportunities for contamination; ensuring consistency and precision of processes; documentation of all process steps for subsequent tracking or review; enhancing efficiency by freeing highly skilled workers for other tasks; and reducing overall costs.
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
Adept’s Automation Solutions
Our business is focused on delivering intelligent, flexible automation products, solutions, components and services for assembly, packaging, warehousing and logistics, automated transportation, material handling inspection and lab automation applications under two operating segments: Robotics and Services and Support. Financial information regarding our two segments is included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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

Our robotic offerings are organized under 3 categories:
Core

•	The widely employed 4-axis Cobra family of robots, which are SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms designed for assembly and material handling tasks;

•	Adept Quattro™ parallel robots for high-speed packaging, assembly and loading/unloading applications;

•	Adept Viper 6™-axis articulated robots for high-speed precision assembly;

•	Modular Adept Python™ single axis robot mechanisms that are highly configurable by the user;
MobileRobots

•	Adept Courier™, a small autonomous vehicle that simplifies the everyday task of moving goods, materials, samples, or parts around an office or production environment;

•	Adept MT400™, an intelligent mobile robotic platform that combines the high payload capable mobile base with an on-board motivity controller and software for automatic map generation and guidance.
Packaging Solutions

•	Adept PAC™ and SoftPIC™, a machine platform and grippers for loading and packaging jobs in the food industry.
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
Vision
Integrated vision is a key differentiator for Adept robotic solutions. Our AdeptVision™ family offers highly integrated machine vision products that are used for robot guidance and inspection applications. Utilizing proprietary geometric object recognition, the integration of our controller and vision systems software enables high speed vision applications such as vision servoing and on-the-fly vision refinement. For inspection applications such as gauging and dimensioning, the AdeptVision™ product is sold as an integrated inspection vision system comprised of a SmartController CX with an embedded vision board and software.
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
Software
Adept Automation Control Environment (ACE) ™ is a real-time application software environment designed to make it easier to program, integrate and deploy one or more robots. Targeted at packing, handling and assembly applications in the packaging, solar and medical markets, ACE™ integrates the functionality of sophisticated robot applications such as robot motion, robot location, vision, conveyor tracking, and communications in a comprehensive, easy to use graphical application software interface. ACE™ is built on the Microsoft®.NET platform, making it easy to install on any PC and compatible with the Microsoft Windows® application environment. Adept developed the first modern programming language for robots, and our V+ real-time programming language allows software developers to create automation software systems and is the key enabling technology for our intelligent automation approach. This comprehensive programming environment provides a high-level language coupled with a multitasking operating system and built-in capability for integrating robots, machine vision, sensors, workcell control and general communications. These capabilities enable the development of sophisticated application software that can adaptively control mechanical systems based upon real-time sensory input while simultaneously maintaining communication with other factory equipment.
Enhanced application development and configuration capabilities for packaging applications are also available through our ACE PackXpert™ software, which is specifically designed to speed deployment of packaging applications in automated environments. PackXpert™ builds upon Adept ACE™ for the packaging product line. Targeted at natural food packaging, PackXpert™ contains an operator interface built on Adept ACE™ that leverages the functionality of Adept ACE™ for packaging applications. PackXpert™ provides recipe management and statistics on the operation of Adept PAC™ packaging cells. Designed for the touch screen and targeted for machine operators, the software provides an easy to use interface for operating Adept PAC™ equipment.
Adept ePLC Connect is a PLC interface enabling the entire Adept product line of robots to be programmed using Rockwell & Siemens PLC-based robot programming language. The Adept ePLC Connect provides a network for robots using Ethernet/IP connectivity. By eliminating the need to learn a new programming language, the ePLC Connect simplifies the installation and support of the robots, and maximizes the existing automation investment.
Mobile Robots
To support our autonomous service robots and intelligent AGVs, we offer Motivity™ controls and software. The Motivity Core controls drive-motors, handles autonomous navigation, avoids obstacles, docks AGVs for charging, provides communications to a base station or Fleet Appliance and can control onboard accessories. As an extension of Motivity, the Fleet Appliance helps with the setup and management of large fleets of robots, allowing all robots to operate identically to each other with minimal set up time required. Map and configuration updates can be made to the Fleet Appliance, and the changes are automatically pushed out to each robot in the fleet. The Fleet Appliance also helps reduce load on the wireless Ethernet infrastructure, by acting as a proxy for all of the robot data, such as location, battery state, and task status. This allows multiple robots, clients, and other interface applications to communicate with each robot without increasing the bandwidth requirements, thereby leaving valuable Wi-Fi space for handheld scanners and other mobile devices.
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
Core Robots
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
Our most widely deployed robots are the Cobra family, which are 4-axis SCARA (Selective Compliance Assembly Robot Arm) robot mechanisms, designed for assembly and material handling tasks such as cell phone assembly, disk drive and printer head assembly and cosmetic kitting. SCARA robots utilize a combination of rotary and linear joints for high speed, high precision material handling, assembly and packaging. Our Cobra series robots are considered light-duty SCARA mechanisms that can be table or ceiling mounted and offer an efficient range of motions in limited space. Our Cobra robots can also be connected to our SmartController for integrated motion and vision or multi-mechanism configurations. Our Cobra robots include the Adept Cobra™ s600, Adept Cobra™ s800, Adept Cobra™ s350 and Adept Cobra™ Clean Room/ESD s350. We also offer an embedded controller version of the Cobra line with the iCobra family, consisting of the Adept Cobra™ i600 and Adept Cobra™ i800 and an inverted (ceiling mounted) SCARA robot, the Cobra s800 Inverted IP65.
Adept Quattro™ is a unique, proprietary four-parallel arm robot specifically designed for high-speed packaging and material handling. Introduced in February 2007, our Quattro has achieved the fastest growth of any Adept robot product. The Adept Quattro™ currently offers the highest performance and most compact footprint in the automation industry. It is further differentiated by simplicity of integration and programming, which minimizes the use of engineering resources. Adept Quattro™ is targeted at applications such as loading/unloading, inspection, categorization and solar panel assembly in the solar industry and kitting, carton and case packing applications in the food, consumer goods, cosmetics and pharmaceutical industries.
The AdeptViper™ robot family consists of 6-axis articulated robots that combine speed and precision with a higher degree of flexibility and dexterity than traditional SCARA mechanisms. AdeptViper™ robots are targeted at precision assembly applications that require complex or fine manipulation of materials or products, for example, specialty assembly of components following curvatures or edges such as specialized electronic components, or surgical assist procedures. The AdeptViper™ s650 and AdeptViper™ s850 are designed for either table mounting or ceiling mounting and have a 5 kilogram maximum payload capacity. The AdeptViper™ s1300, Adept Viper™ s1700, Adept Viper™ s1700D, and Adept Viper™ s2000 six-axis robots are extended-reach and higher-payload versions of the s650 and s850 robots models. These larger robots are well suited to handling heavier payloads such as solar panels.
Adept Python™ Linear Modules are single axis devices, similar in function to our Cobra robots, but sold as modular units that can be configured by the user to form application specific custom robot mechanisms ranging from two to four axes. Target markets for Adept Python™ products include disk drive/electronics and automotive electronics. Each Adept Python™ Module is powered by Adept MotionBlox, an integrated single axis motion controller and power amplifier, which reduces the amount of software programming and cabling required in a workcell or robotic system that performs a specific automation function. Additionally, Adept offers Clean Room Class 1 ESD versions of the Adept Python™ robot for precision assembly and handling applications in the solar, disk drive/electronics and medical markets.
Mobile Robots
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
Packaging Solutions
Our Adept PAC™ is a machine platform for loading and packaging jobs in the food industry. The Adept PAC™ product line includes a highly flexible platform for handling and loading different types of irregular, non-uniform products and the SoftPic™ which contains the patented gripping technology, utilizing food grade silicone materials to enable the module to conform to the various shapes and textures of fresh and frozen products.
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
In addition, our California manufacturing facility provides factory repair and remanufacture services which ensure that Adept products will continue to be productive over the extended time frames common for automated production lines.
Customers
We sell our products to systems integrators, distributors, Global 1000 companies and OEMs. Our robotics solutions are targeted at companies that require greater precision, flexibility and productivity in their assembly, handling, packaging and testing processes. Through direct sales to companies, OEMs and via our systems integrators, Adept provides a suite of cost-effective robotics systems and services to the packaging, solar, medical, disk drive/electronics, automotive electronics and industrial markets. In fiscal 2012, one disk drive customer accounted for 7% of the Company's revenues. In fiscal years 2012 and 2011, one primarily solar customer accounted for 6% and 8%, respectively, of our revenues, but our customers vary from year to year. The Company’s business segments and, thus long-term financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse effect on the Company.
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
Direct Sales Force
We employ a sales force of sales personnel and application engineers that currently is organized around our primary target markets and that sells to both end users and our indirect channel partners. With respect to end users, the sales force directs its efforts to communicate the capabilities of our products and support services and obtain up-to-date information regarding market requirements. Our sales force possesses expertise in automation solutions and advises end users on alternative production line designs, special application techniques, equipment sources and system integrator selection. Our sales force also works closely with systems integrators and OEMs to integrate our product line into their systems, provides sales leads to certain systems integrators and obtains intelligent automation system quotes from systems integrators for end users. As of June 30, 2012, we had 49 employees engaged in sales and marketing.
Some of our larger manufacturing end user customers, to whom we sell directly, have in-house engineering departments that are comparable to a captive systems integrator. These end user customers establish a corporate integrator relationship with us offering benefits similar to those provided to our integrator distribution channel; however, in some cases we may form strategic alliances for certain potentially high volume market opportunities with greater benefits to the customer than exist in system integrator arrangements, although the benefits may come with contractual restrictions.
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
In both our primary research and development facility in California and our development facility in France, we focus on the development of motion controls, robot mechanisms, vision software, real-time application software and the development of the Adept PAC™ and the next generation MT 400. We also have a development facility in New Hampshire, where we focus on mobile robot technology and platforms, autonomous navigation software and controls.
We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2012, we had 49 employees engaged in research, development and engineering. Our research, development and engineering expenses were approximately $8.7 million in fiscal 2012, representing 13% of revenues, and $8.2 million in fiscal 2011, representing 14% of revenues.
Manufacturing
The majority of our robot mechanisms are sourced externally and our manufacturing operations, which are located in Pleasanton, California, and Dortmund, Germany, are focused on product assembly, integration and testing. We strategically outsource sub-components of our systems, including electronic assemblies and mechanical mechanisms. Our manufacturing engineering organization develops test processes and detailed instructions for all manufacturing and test operations. These instructions are established in writing, implemented through training of the manufacturing workforce, and monitored to assure compliance. In addition, our manufacturing organization works closely with our suppliers to develop instructions, test methods and to remedy technical or quality problems if they arise.
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
Backlog
Our product backlog at June 30, 2012 was approximately $7.9 million compared to approximately $12.3 million at June 30, 2011. The decrease in backlog at the end of fiscal 2012 compared to the end of fiscal 2011 is due to a slowdown seen in customer order patterns at the end of fiscal 2012, especially in Europe. Orders placed with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2012 to ship during fiscal 2013. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.
Employees
At June 30, 2012, we had 183 employees worldwide. Of the total, 49 were engaged in research and development, 49 in sales and marketing, 23 in service and support, 36 in operations, and 26 in finance and administration.
See Part III of this Form 10-K regarding information about our Executive Officers.
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
Our principal competitors in the SCARA robot and linear modules markets (including our Adept Cobra™ and Adept Python™ robots) include subsidiaries of Japanese companies, including Epson Corporation, Yamaha Corporation, Denso Corporation and IAI America, Inc. We also compete with a small group of European companies, principally Stäubli Corporation. Adept robots are differentiated by integrating more sophisticated controls and vision technology along with embedded controls.
In the parallel robot market, the primary competition for our Adept Quattro™ robot comes from ABB Robotics division, FANUC Robotics and Kawasaki Heavy Industries. The Adept Quattro™ robot offers higher performance and a more compact control solution than its competing products.
In the 6-axis robot market where we sell our AdeptViper™ robots, we compete with the above companies, as well as manufacturers of 6-axis robots including ABB Robotics division, FANUC Robotics, Inc., and Yaskawa Electric Corporation. In the 6-Axis robot market, Adept offers strong performance and more sophisticated controls and software.
In the machine vision market, our primary competition is from Cognex Corporation. Cognex Corporation has a broader, more extensive product line than Adept, but is focused on machine vision only.
The mobile robot market is fragmented and application focused and consequently in the portion of the industry we serve, we do not have direct competitors. Other companies that participate in this market include Aethon, Inc., InTouch Health, IRobot Corporation, and Seegrid Corporation.
See a further discussion of our competitive position in the section entitled “Risk Factors” below.

Intellectual Property
Because our success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2012, we had 32 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.
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
Foreign Operations
We operate globally, with corporate headquarters in Pleasanton, California and European headquarters in Dortmund, Germany. Our principal executive offices are located at 5960 Inglewood Drive, Pleasanton, California 94588 and our telephone number at that address is (925) 245-3400. Additionally, we lease sales and operations facilities in New Hampshire, France, Singapore and Shanghai. See "Properties" for a further discussion of our offices and facilities.
Availability of SEC Filings
We make available through our website our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission. Our Internet address is www.adept.com. Our Form 10-K and proxy statement are made available on our website promptly after filing with the SEC and many of our corporate governance documents, including our Code of Business Conduct, are also available on our corporate website. The content on our website is not, nor should be deemed to be, incorporated by reference into this Annual Report on Form 10-K. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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
Our past operating results may not be accurate indicators of future performance, and you should not rely on such results to predict our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or domestic and international demand in the industries we serve;

•	our ability to effectively manage our working capital;

•	changes in our products’ market acceptance or demand;

•	new products or changes in pricing, by us, our distribution channels, or our competitors;

•	pricing and availability of components and raw materials;

•	changes in our product mix from quarter to quarter affecting our gross margins;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our inability to adjust certain fixed costs and expenses for changes in demand;

•	impact of our restructuring activities on our operations;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales or supply;

•	seasonal fluctuations in demand and our revenue;

•	our ability to expand our product offerings; and

•	extraordinary events such as litigation, claims or mergers and acquisitions.
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
We have experienced operating losses and negative cash flow in the past, and have limited liquidity resources, which could impair our ability to invest in growth and adversely affect our operations.
We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In June 2012, we raised approximately $3.1 million in connection with our public offering of common stock, and in September 2012, we raised approximately $7.6 million of net proceeds, after estimated expenses, in connection with our preferred stock financing. While these financings have increased our cash resources, we had approximately $5.5 million of debt outstanding at June 30, 2012, and though we are under no restrictions at this time regarding transferring cash from our foreign operations to our U.S. operations, regulatory restrictions impeding our ability to transfer foreign cash reserves may occur in the future, and we may have limited access to a portion of those existing cash balances. We depend on the cash raised from our recent financings, our credit facility and funds generated from operating activities to meet our operating requirements and execute our growth plan. Our preferred stock entitles the holders thereof to quarterly dividends at a fluctuating rate of up to 4%, provides for certain elective installment payments in cash or stock subject to certain equity conditions, and is redeemable in 2016 and upon certain trigger events. We do not anticipate paying any dividends on our common stock. Additionally, our credit facility includes interest based upon our outstanding amounts and subjects us to certain financial and operating covenants, the failure of which would prevent us from borrowing. If we are unable to obtain and maintain sufficient capital on favorable terms, it could undermine our flexibility to pursue additional expansion opportunities and could limit the working capital available to our business, harming our operating results
We depend on outsourced manufacturing and information technology capabilities and single source suppliers, and if we experience disruptions in this supply or prices increase, our business may suffer.
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
The global economic downturn over the last five years and the following European debt crisis has created a widespread slowdown in capital investment, manufacturing, and demand for consumer products particularly in our disk-drive and solar markets. In response, our suppliers have or may increase their prices or reduce their output. Some of our customers (including systems integrators) have, and may continue to defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations, reducing our revenues or margins or increasing our credit losses, which would negatively affect our results of operations.
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
We have significant and expanding operations outside the United States, including a growing Asian presence. Additionally, a substantial majority of our revenue is derived from non-U.S. sales: international sales represented 72% and 71% of revenues for fiscal 2012 and fiscal 2011, respectively. We expect that revenue from our international sales and operations will continue to account for a significant portion of our total revenue. We also purchase some critical components from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations which include:

•	difficulties coordinating operations subject to differing regulatory regimes;

•	unexpected changes in regulatory requirements;

•	political, military, and economic instability or turmoil and extraordinary disruptions;

•	restrictive governmental actions, such as tariff regulations and other trade barriers;

•	transportation costs and delays;

•	stringent local jurisdictional requirements favoring local business and organized labor considerations;

•	longer payment cycles and greater difficulty collecting accounts receivables from foreign jurisdictions;

•	potentially adverse tax rates, tax treatment of our intercompany transactions and consequences; and

•	difficulty in obtaining appropriate personnel.
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
As we are subject to the regulatory regimes of numerous governments, we must ensure that our operations comply with all applicable geographic requirements, including changing requirements affecting our business, and business and tax audits, by foreign authorities, the results of which cannot be assessed as to the amount of financial or operational exposure at this time.
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
Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance, and to install and integrate our products into larger systems. As a result, our sales process is often subject to the evaluation and approval delays that are typically associated with large capital expenditures. The sales cycles for our products often last for many months or even years, and orders expected in one quarter may shift to another or be canceled entirely because of customers’ budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent revenue generation. The time required for our customers to incorporate our product into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.
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
Our acquisitions of MobileRobots and InMoTx have expanded our business with new technologies and solutions for additional markets, including our Adept PAC™ solutions for complex food processing and packaging applications, and mobile robotic systems, control and software for autonomous robot and AGV applications. We had little or no experience in these markets prior to the completion of these acquisitions and are unable to accurately forecast the future commercial acceptance of these additional product lines.
We generally have no long-term customer contracts and our backlog cannot be relied upon as a future indicator of sales.
We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be canceled under certain circumstances. As a result, we are exposed to competitive price pressures on every order, and our agreements with customers do not provide assurance of future sales. Our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog are subject to changes in delivery schedules and may be subject to cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact us.
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
In fiscal 2010 and 2011, respectively, we acquired MobileRobots and InMoTx, and we may acquire other businesses and technologies to further our strategic objectives. We had no prior experience with the autonomous robot and automated guided vehicle technologies market of MobileRobots and our gripping technology of the SoftPic™ products provide a new focus to our food packaging business. We are unable to predict the market acceptance of these additions.
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
Our products are complex and despite testing, our products or enhancements may contain defects, errors or performance problems. Any defects or errors could result in expensive and time-consuming design modifications or warranty charges, harmed customer relationships, and loss of market share. Newly released products which have not seen as much use and testing in the marketplace as older product lines can be more susceptible to undetected defects. As we aim to generate increasing amounts of revenue from sales of recently released products, the negative impact on our business resulting from defects in such products could be significant.
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
From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. To lower our operating costs during fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization and streamlining of our North American operations, and incurred related restructuring expenses. During fiscal 2012, we consolidated our Denmark operations from our InMoTx acquisition into our existing facilities and operations, for which we have incurred restructuring expenses in fiscal 2012. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences. While our restructuring efforts reduced our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our operations and prospects could be harmed.
Our preferred stock and the concentration of our equity ownership among few stockholders could adversely affect the liquidity and market price of our securities, and may permit a few stockholders to influence the results of stockholder decisions.
We have approximately 10,558,841 shares of common stock and 8,000 shares of convertible preferred stock outstanding as of September 19, 2012. A small number of holders beneficially own the substantial majority of our outstanding equity. These securities are generally freely tradable or subject to registration statements, or in the case of our preferred stock, registration obligations of the Company to be completed in fiscal 2013, permitting their sale with little or no restriction. The potential sale of these securities creates meaningful overhang on the market for our securities and sales by any of these large holders would increase the current volatility of our common stock, the market price of which is affected by our low trading volume. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price. As further discussed below, our recently issued preferred stock is convertible into common stock at any time by the holder and provides other rights of the holders to approve certain matters, including additional indebtedness, liens, dilutive or senior securities issuance or extraordinary transactions. These approval rights could delay or prevent a change of control or other corporate actions and negatively affect our stock price.
Stockholders may experience dilution of their ownership interests and the market price of our common stock may be depressed by future issuances of additional shares of our equity securities.
We issued 920,000 shares of our common stock in a public offering in June 2012 and issued 8,000 shares of preferred stock convertible into common stock at a $4.60 conversion rate in September 2012. From time to time, we may issue additional common or preferred stock or other equity securities for various reasons, including to finance our operations, to fund acquisitions or to hire or retain employees. Any issuances of our equity securities, or the perception that such issuances may occur, could dilute the interests of our stockholders and have a material negative effect on the trading price of our common stock. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” below. The rights and preferences of the preferred stock may decrease the perceived value, and thus the trading price, of our common stock. Furthermore, the preferred stock is convertible at the option of the holder at any time upon the occurrence of certain events or satisfaction of certain conditions, and the issuance of common stock upon such conversion could require us to issue a significant number of shares of our common stock and result in significant dilution to existing stockholders.
At June 30, 2012, options to purchase approximately 1,473,000 shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 888,000 shares of common stock were reserved for future grant and issuance under such plans. We can also issue shares under our employee stock purchase plan, which had approximately 422,000 shares available for issuance at June 30, 2012. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. Option exercises and employee stock purchase plan purchases could increase the number of common shares outstanding and could adversely affect the prevailing market price of our common stock, due to our low trading volume. Prior to fiscal 2013, we have also issued more than 1.0 million shares of common stock of which 200,000 were forfeitured by the holders thereof in connection with our acquisitions of MobileRobots and InMoTx. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the dilution of our stockholders’ equity interest.
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
Our headquarters and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California, covered by two lease agreements. The first lease agreement, which is related to our principal executive offices, is for premises of 33,864 square feet, expiring on December 31, 2015.  This agreement also includes a right of first offer on 11,059 additional square feet. The second lease agreement is for premises of 23,027 square feet located near our executive offices, which we use for our manufacturing operations. This lease expires in January 2014, with an option to extend for an additional five-year period, and includes a right of first offer on 12,000 additional square feet. Financial terms for these leases are included in Note 7 of our Notes to Consolidated Financial Statements.
Other leased Adept facilities include Amherst, New Hampshire; Dortmund, Germany; Wissous and Annecy, France; Shanghai, China and Singapore. All of our facilities are used by both of our two reportable business segments and are sufficient for our business needs in fiscal 2013.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, Adept is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material effect on our business, financial condition or results of operations.
Adept has in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. Adept received such a letter in June 2012 from a third party alleging unauthorized use of proprietary information disclosed pursuant to a nondisclosure agreement with such third party in connection with a product offering by Adept to semiconductor customers and requesting that Adept cease and desist the alleged use of such intellectual property and proprietary information and explain its activities in connection with such products to determine if such activities infringe on certain of the party's patents. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against us for this or other matters, Adept has assessed this matter and based upon its assessment, believes the claim are without merit.

ITEM 4.	Mine Safety Disclosure

 Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Registrant’s Common Stock and Related Stockholder Matters
Our common stock is traded on the NASDAQ Global Market under the symbol ADEP.
The following table reflects the range of high and low sales prices for Adept common stock for each full quarterly period within the two most recent fiscal years as reported for trading on the NASDAQ Global Market.

	Three Months Ended
	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Oct 1, 2011	Jun 30, 2011	Mar 26, 2011	Dec 25, 2010	Sep 25, 2010
High	$6.49	$5.28	$3.55	$4.21	$4.76	$5.17	$6.89	$5.75
Low	$4.00	$2.30	$2.08	$2.99	$3.48	$3.68	$4.05	$4.28
At September 19, 2012, there were approximately 173 stockholders of record of our common stock.
Our preferred stock provides for quarterly payment of dividends in cash or stock subject to certain conditions. To date, we have neither declared nor paid cash dividends on shares of our common stock. In addition, our line of credit and Certificate of Designations for our preferred stock restrict our ability to pay dividends. Accordingly, our shareholders may not realize a return on their investment unless the trading price of our common stock appreciates.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In connection with our fiscal 2010 and 2012 Performance Plans, shares were forfeited by employees to pay the applicable withholding taxes related to the stock compensation upon vesting of their restricted shares. These shares were returned to the 2005 Equity Incentive Plan in the amount of 32,000 and 36,000 shares, respectively.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference from our Proxy Statement.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. relative to the cumulative total returns of the NASDAQ Composite Index, and an Industry Index/Peer Group index including eight other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2007 and shown through June 30, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Adept Technology, Inc., the NASDAQ Composite Index, and a Peer Group
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/07
6/08
6/09
6/10
6/11
6/12
Adept Technology, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 6/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/07	6/08	6/09	6/10	6/11	6/12
Adept Technology, Inc.	$100.00	$152.29	$39.65	$79.62	$64.07	$68.72
NASDAQ Composite	$100.00	$84.54	$73.03	$82.88	$110.33	$115.30
Peer Group	$100.00	$83.98	$50.60	$65.42	$107.25	$113.38
This peer group is comprised of the following companies: Brooks Automation Inc., Cognex Corporation, Cyberoptics Corporation, Esterline Technologies Corporation, Integralvision Inc., KLA Tencor Corporation, Nordson Corporation, and Perceptron Inc. The total return for each member of this peer group has been weighted according to each member’s stock market capitalization.
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
Acquisitions
On January 10, 2011, we acquired InMoTx, Inc. (“InMoTx”), a Danish privately-held provider of robotic platform solutions and gripping technology for the global food processing market. Pursuant to a merger agreement dated January 4, 2011, we paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders. All of these shares were made subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period.  We also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and the remaining 19,500 shares vested on June 30, 2012. In the third quarter of fiscal 2012, we agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. Of the 199,979 shares issued on the merger date for the acquisition of InMoTx, 119,145 shares were forfeited by the holders and returned to Adept in the fourth quarter of fiscal 2012.
We also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date, the fair value of which at June 30, 2012 was $0. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012. See Note 4 to the Consolidated Financial Statements for further information regarding the acquisition of InMoTx.
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
Strategy
Our strategy focuses on a few specific industries where the use of automation is currently fast-growing or is expected to grow over the long term and where we can provide significant product differentiation. This strategy reflects our belief that new opportunities exist in the expansion of application level solutions in vertical markets, where automation has been largely nonexistent or extremely inflexible. The industries we have targeted are: medical, logistics, clean-tech markets and packaging. Currently, we are focusing the majority of our investments on our MobileRobots technology and packaging solutions applications. We are investing significantly in the MobileRobots technology to take advantage of emerging opportunities in the clean tech, logistics, and healthcare markets as it pertains to the lean movement of goods. For example, in the medical industry we have formed a partnership to be the exclusive provider of autonomous mobile robots to SwissLog Healthcare Solutions for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals, and in February 2012, we launched the new Adept Courier™, a small autonomous vehicle that simplifies the everyday task of moving goods, materials, samples, or parts around an office or production environment. Since most logistics problems require a fleet of robots combined with our new enterprise fleet manager to effectively solve, we believe our unique mobile robot technology has tremendous long term potential across a wide range of industries, and we believe this business will be characterized by larger average order sizes and better visibility than our traditional businesses.
The packaging market has continued to provide new applications even during the last few years of worldwide economic weakness and reflects the strength of our Quattro robot in this industry. We believe our acquisition of InMoTx in January 2011 further strengthens our offerings for the packaging market, as InMoTx brings differentiated technology for global food processing applications. We believe the natural foods market is a largely untapped automation market, and the packaging solutions technology we acquired from InMoTx is an enabler for these applications. The packaging solutions technology also brings changes to our standard business model, as order sizes of these packaging cells are typically larger than our normal component sales, revenues are received in installments over the project term and deferred until recognizable, and each cell includes high margin consumable grippers which must be replaced periodically over the life of the cell, generating a secondary revenue stream.
In the solar market, we have achieved new design wins with solar cell manufacturers that we believe will provide long-term opportunity for us as these manufacturers begin to equip their automation capabilities and ramp up their production operations. We hope to capitalize on the growing opportunities for automation in China as a rapidly developing market for industrial robots over the long-term with our new sales and service office in Shanghai, which opened near the end of fiscal 2011. This office will allow us more visible access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, demand is strengthening and we believe significant long-term opportunity exists.
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

Trends in Our Business
During fiscal 2012, our revenues grew 15.2% compared with the previous year, driven primarily by stronger demand from some of our traditional markets, including the automotive and industrial markets in Germany, the consumer electronics market in Asia, and the consumer goods market in Europe. Revenues were also favorably impacted by growth in our commercial MobileRobots material handling applications and in the medical and pharmaceutical industries. We are encouraged by our performance in our target markets and by the signs of returning demand from our traditional industries in fiscal 2012. However, this recent encouragement is tempered by the current economic condition worldwide, and we are cautious as to the outlook in the next few fiscal quarters. Sales growth in fiscal 2012 was enhanced by marginal growth in the international disk drive market, as this industry showed signs of recovering from the cyclical downturn it entered into during the second quarter of fiscal 2011. While it is difficult to predict the timing of investment cycles within the disk drive industry, based on information from our customers, we believe this market will return to a minimal capital investment growth period in the near term.
We believe that our acquisition of InMoTx will help drive future growth in the packaging market over the long-term, as the gripping technology that InMoTx brings provides a unique advantage in certain markets, particularly hygienic packaging for the natural foods market. We believe the positive growth in packaging experienced during fiscal 2012 will continue to build primarily in the U.S. Over the long-term, packaging presents both a large opportunity and the potential to substantially effect our financial model, as the average order size and visibility is better than our traditional components business. These characteristics, along with the consumables and service revenues to the company, have potential to result in more consistent, sustainable revenues over the long-term.
On a geographic basis, our U.S. sales increased 9% in fiscal 2012 compared with the prior year and accounted for 28% of total revenue in fiscal 2012 compared to 29% in the previous year. This growth reflects increased sales of our commercial MobileRobots material handling applications, primarily in the medical and pharmaceutical industries, and increased sales in the packaging markets. These increases were partially offset by decreased demand in our domestic disk drive markets. We believe the MobileRobots and packaging solutions products will comprise an increasing portion of our U.S. business over time, as our new MobileRobots technology has enabled us to address new opportunities in material handling applications in the medical, semiconductor and industrial markets, and our new gripper technology acquired from InMoTx has enabled us to expand our opportunities in the packaging solutions markets.
In Asia, higher sales from the disk drive markets in fiscal 2012 were partially offset by lower packaging and solar sales,

resulting in a 21% revenue increase compared to the prior year and accounted for 19% of total revenues in fiscal 2012 compared to 18% in the previous year. Though the disk drive industry showed gains during the year which may continue, we remain cautious due to the cyclical nature of the industry and are actively pursuing opportunities in Asia outside of the disk drive markets. We believe that the clean-tech and logistics markets in Asia present us with significant long-term opportunities.
European sales grew 10% in fiscal 2012 compared with the previous year and accounted for 49% of total revenues for fiscal 2012 compared to 51% in the previous year. The European growth was primarily the result of higher sales to the traditional automotive and industrial markets, particularly in Germany, and higher sales to the consumer goods market. This growth was partially offset by lower sales to the packaging market, and lower demand for replacement parts. Much of the demand for our products in the last few years has come from Europe and we believe the region will continue to be an important long-term market for our products, both in traditional sectors such as automotive, electronics and industrial, and in our target growth markets, including packaging and solar.
Restructuring and Cost Reduction Actions
Operationally, from time to time we have undertaken restructuring and other cost reduction actions to support our financial model, which emphasizes cost efficiency balanced with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash. In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012. During fiscal 2012, we incurred $1.3 million in restructuring charges, which includes $95,000 of stock-based compensation, related to the consolidation of the InMoTx operations. During the second half of fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization within our sales infrastructure and a general streamlining of our business operations in the Americas region, and incurred $662,000 in related restructuring expenses, of which $498,000 was accelerated stock-based compensation expense.
Summary of the Fiscal 2012 Fourth Quarter
Revenues for the fourth quarter of fiscal 2012 were $17.0 million, up 1% from $16.8 million for the fourth quarter of fiscal 2011 as a result of higher disk drive revenues primarily in Malaysia. The increase in disk drive sales was partially offset by decreased revenues in our solar and semiconductor markets in Europe.
Gross margin was 41.5% of revenue in the fourth quarter of fiscal 2012, compared with 45.3% of revenue in the fourth quarter of fiscal 2011. Gross margin in the fiscal 2012 fourth quarter was unfavorably impacted by a lower margin product mix including higher disk drive sales and an unfavorable Euro exchange rate.
Operating expenses were $7.6 million in the fourth quarter of fiscal 2012, a decrease of 14% compared with $8.8 million in the fourth quarter of fiscal 2011. The decrease primarily resulted from lower expenses for InMoTx in the current quarter compared to the fourth quarter of fiscal 2011, as well as increased streamlining of our operating costs and efficiencies.
Operating loss for the fourth quarter of fiscal 2012 was $531,000, compared to an operating loss of $1.2 million for the fourth quarter of fiscal 2011. Net loss for the fiscal 2012 fourth quarter was $358,000, or $0.04 net loss per share, compared to a net loss of $686,000, or $0.08 net loss per share, for the fourth quarter of fiscal 2011.
Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended June 30, 2012, each year therein referred to as fiscal 2012 and 2011, reflecting requirements applicable to Adept as a smaller reporting company. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Revenues
The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2012 and 2011 (in thousands, except for percentages):

	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Revenue by Segment
Robotics:
Revenues	$54,815	21%	$45,129
Percentage of total revenues	83%		78%
Services and Support:
Revenues	$11,404	(8)%	$12,376
Percentage of total revenues	17%		22%
Total revenues	$66,219	15%	$57,505
Revenues were $66.2 million in fiscal 2012, up 15% from $57.5 million in fiscal 2011. The increase in total revenues resulted from a 21% sales increase in our Robotics segment, partially offset by an 8% decrease in our Services and Support segment.
Robotics segment revenues were $54.8 million in fiscal 2012, up 21% from $45.1 million in fiscal 2011. Higher Robotics revenues in fiscal 2012 were primarily the result of higher demand from the automotive and industrial markets, primarily in Germany, which increased $3.8 million or 38% from 2011; increased sales of our commercial MobileRobots material handling applications, which increased $2.8 million from $159,000 in 2011, primarily in the United States, Canada, and Singapore; increased sales of consumer goods, primarily in Europe, which increased $1.8 million, or 236% from 2011; and increased sales to the medical and pharmaceutical markets, primarily in Germany, which increased $1.2 million, or 47% from 2011.
Revenues in our Services and Support segment were $11.4 million in fiscal 2012, down 8% from $12.4 million in fiscal 2011. The decrease during fiscal 2012 was primarily due to decreased demand for replacement parts worldwide, which decreased $1.6 million, or 21%, from 2011.

The following table sets forth our annual revenues and year-to-year change in revenues by geographic region for the fiscal years ended June 30, 2012 and 2011 (in thousands, except for percentages):

	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Revenue by Geography:
United States:
Revenues	$18,259	9%	$16,728
Percentage of total revenues	28%		29%
Europe:
Revenues	32,212	10%	29,185
Percentage of total revenues	49%		51%
Asia:
Revenues	12,815	21%	10,581
Percentage of total revenues	19%		18%
Other Countries:
Revenues	2,933	190%	1,011
Percentage of total revenues	4%		2%
Total International revenues	$47,960	18%	$40,777
Percentage of total revenues	72%		71%
Total revenues	$66,219	15%	$57,505
Our domestic revenues were $18.3 million in fiscal 2012, up 9% from $16.7 million in fiscal 2011. This increase reflects increased sales of our commercial MobileRobots material handling applications, which increased $1.2 million from $35,000 in 2011, primarily in the medical and pharmaceutical industries, and increased sales in the packaging markets, which increased $1.7 million, or 55%, from 2011. These increases were partially offset by decreased demand in our domestic disk drive markets, which decreased $1.3 million, or 87%, from 2011.
Our international revenues were $48.0 million in fiscal 2012, up 18% from $40.8 million in fiscal 2011. This increase resulted from a 10% increase in sales in our European markets, a 21% increase in our Asian markets, and a 190% increase in sales to all other international countries.

European sales in fiscal 2012 increased 10% to $32.2 million, compared with $29.2 million in fiscal 2011. This increase was primarily a result of an increase in demand from the automotive and industrial markets, primarily in Germany, which increased $4.3 million, or 52%; and a $1.4 million, or 191%, increase in sales to the consumer goods industries, primarily in Spain and Germany. These increases were partially offset by a $1.6 million, or 28%, decrease in sales to the packaging markets, primarily in Germany; a $1.2 million, or 30%, decrease in sales to the replacement parts markets, primarily in France; and a $1.2 million, or 44%, decrease in sales to the other miscellaneous markets, primarily in France.
Revenues from Asia in fiscal 2012 increased 21% to $12.8 million compared with $10.6 million in fiscal 2011 as a result of an increase of $2.2 million, or 49%, in sales to the disk drive markets, primarily in Malaysia.
Revenues from other countries remained a relatively small percentage of our sales in fiscal 2012. However, compared to fiscal 2011, revenues from other countries have experienced significant growth. Revenues in fiscal 2012 increased 190% to $2.9 million, compared with $1.0 million in fiscal 2011. The increase was primarily the result of increased sales of our commercial MobileRobots material handling applications, which increased to $984,000 from zero in fiscal 2011; increased sales to the packaging markets, primarily in Canada, which increased $556,000, or 107%, from fiscal 2011; and increased sales to the medical and pharmaceutical industries, primarily in Canada, which increased $380,000, or 957%, from fiscal 2011.
Backlog. Our product backlog at June 30, 2012 was approximately $7.9 million compared to approximately $12.3 million at June 30, 2011. The decrease in backlog at the end of fiscal 2012 compared to the end of fiscal 2011 is due to a slowdown seen in customer order patterns at the end of fiscal 2012, especially in Europe. Orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2012 to ship during fiscal 2013. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Gross Margin
The following table sets forth our gross margin and year-to-year change in gross margin for the fiscal years ended June 30, 2012 and 2011 (in thousands, except for percentages):

	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Revenues	$66,219		$57,505
Gross margin	$28,000	12%	$24,901
Gross margin %	42.3%		43.3%
Gross margin as a percentage of revenues was 42.3% in fiscal 2012, compared to 43.3% in fiscal 2011.
Gross margin in fiscal 2012 was unfavorably affected by a more unfavorable mix of sales to lower margin Asian markets and due to the weakening of the euro to the U.S. dollar exchange rate. Gross margin in fiscal 2011 was favorably affected by a more favorable mix of sales to higher margin European markets and due to the strengthening of the euro to the U.S. dollar exchange rate.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs. In particular, we expect that sales into the disk drive market will continue to have a negative impact on gross margin, while packaging and mobile sales will have a positive effect. In addition, we expect that changes in currency valuations will continue to impact gross margin, as a significant portion of our revenues are in euro and a portion of our components are paid for in Japanese yen.
Operating Expenses
Research, Development and Engineering
The following table sets forth our research, development and engineering expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2012 and 2011 (in thousands, except for percentages):

	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Expenses	$8,714	6%	$8,209
Percentage of revenue	13%		14%
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
R&D expenses in fiscal 2012 were $8.7 million, or 13% of revenues, an increase of 6% from $8.2 million, or 14% of revenues, in fiscal 2011. Higher R&D expenses in fiscal 2012 compared with the prior year, primarily resulted from the increased investment in our commercial MobileRobots material handling applications and packaging solutions applications.
We expect that quarterly R&D expenses in fiscal 2013 will remain steady from fiscal 2012 fourth quarter levels of $2.0 million due to the closing of the Denmark entity and streamlining of expenses offset by investment in our new products. We have also implemented a temporary 10% salary reduction for our employees to reduce our operating expenses in the first fiscal quarter of 2013 to offset the slowdown seen in orders during this time. This reduction will be reevaluated in the second fiscal quarter of 2013 to determine if it is still necessary.
Adept capitalized $647,000 of software costs in fiscal 2012, compared to $366,000 in fiscal 2011. We expect our capitalized software costs to decrease substantially in fiscal 2013 due to a release of a software product during the first fiscal quarter of 2013.

Selling, General and Administrative Expenses.
The following table sets forth our selling, general and administrative expenses and year-to-year change in these expenses for the fiscal years ended June 30, 2012 and 2011 (in thousands, except for percentages):

	Fiscal 2012	% Change 2011 to 2012	Fiscal 2011
Expenses	$20,701	(7)%	$22,189
Percentage of revenue	31%		39%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.
SG&A expenses were $20.7 million, or 31% of revenues, in fiscal 2012, down 7% from $22.2 million, or 39% of revenues, in fiscal 2011.
Lower SG&A expenses in fiscal 2012 compared with the prior year primarily resulted from lower stock-based compensation expense in fiscal 2012. Stock-based compensation expense was higher in fiscal 2011 due to the acquisitions of MobileRobots and InMoTx.
We expect that quarterly fixed SG&A expenses will decrease slightly during fiscal 2013 from the $5.4 million recorded in the fourth quarter of 2012, reflecting continued streamlining of our overhead costs and processes. We have also implemented a temporary 10% salary reduction for our employees to reduce our operating expenses in the first fiscal quarter to offset the slowdown seen in orders during this time. This reduction will be reevaluated in the second fiscal quarter of 2013 to determine if it is still necessary.
Amortization of Other Intangible Assets. Amortization expense totaled $466,000 during fiscal 2012 and $349,000 during fiscal 2011 for the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011.
Stock-Based Compensation Expense. We recorded stock-based compensation expense of $1.3 million in fiscal 2012 and $3.1 million in fiscal 2011 for our stock option plans, employee stock purchase plan and restricted stock grants. Stock-based compensation expense in fiscal 2012 and 2011 includes $95,000 and $498,000, respectively, of accelerated stock-based compensation expense related to employee terminations that were part of our restructuring activities, and has been classified as restructuring expense. Excluding the restructuring related expense, the remaining decrease is primarily due to the restricted stock issued in connection with our acquisition of MobileRobots and InMoTx, and the fiscal 2011 grants and vesting of restricted stock based upon the level of performance for fiscal 2010 performance plan awards in fiscal 2011 which did not reoccur in fiscal 2012. We did not record an income-tax benefit for stock-based compensation expense in any of the periods presented because of the extent of our net operating loss carry-forwards.
In fiscal 2013, we expect stock-based compensation expense to increase slightly from fiscal 2012 levels due to grants and vesting of restricted stock granted under our fiscal 2012 performance plan awards offset by the near completion of vesting related to our acquisitions of MobileRobots and InMoTx.
See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Restructuring Charges. During fiscal 2012, we recorded restructuring charges of $1.3 million related to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations. During fiscal 2011, we recorded restructuring charges of $662,000 related to office consolidation, sales reorganization and business streamlining measures implemented during the second half of the fiscal year, which included $498,000 in accelerated stock-based compensation expense due to vesting and release of restricted stock in connection with employee terminations.
Operating Loss. We recorded an operating loss of $3.1 million in fiscal 2012, compared with an operating loss of $6.5 million in fiscal 2011. Lower operating losses recorded in the fiscal 2012 periods were primarily the result of lower stock-based compensation expenses and cost-cutting measures employed company-wide.
Interest Income (Expense), Net. Interest expense, net of interest income, was $250,000 in fiscal 2012, compared with $124,000 in fiscal 2011. The increase in interest expense during fiscal 2012 primarily resulted from a higher line of credit balance through fiscal 2012, which included borrowings throughout fiscal 2012 to fund operations, as well as borrowings in the third quarter of fiscal 2011 to finance our acquisition of InMoTx.
Foreign Currency Exchange Gain (Loss). Our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $732,000 in fiscal 2012 and $188,000 in fiscal 2011.
The foreign currency transaction losses recorded in fiscal 2012 were primarily generated from realized losses related to the payments of intercompany payables in U.S. Dollars by the European entities. As the Euro decreased against the U.S. dollar, more Euros were needed to purchase the U.S. Dollar to settle the payable. The foreign currency transaction losses recorded in fiscal year 2011 were primarily generated from realized losses from U.S. dollars used to pay accounts payable in Japanese Yen, as the Yen strengthened against the U.S. dollar during the period, and losses related to the payments of intercompany payables in U.S. Dollar by the European entities.
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
We recorded a tax benefit of $396,000 for fiscal 2012, compared to $56,000 for fiscal 2011. For fiscal 2012, the tax benefit represents a release of $760,000 in reserves related to our ASC 740 analysis. This release was due to expired statutes of limitations in France and Germany and net operating loss true ups in Germany offset by a provision of $362,000 representing state minimum tax requirements as well as foreign tax expense. For fiscal 2011, the tax benefit represents state minimum tax requirements as well as a foreign tax expense adjustment primarily related to our Singapore operations. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations, except when annual net operating loss limitations exist for domestic and foreign jurisdictions that result in some tax expense.
Liquidity and Capital Resources
Changes in the Company’s liquidity during and since the year ended June 30, 2012 primarily reflect the net effect of cash used by operations, cash provided from common stock issued in connection with a public offering, borrowings from the Company’s line of credit and capital expenditures. Since the end of fiscal 2012, Adept also completed an $8.0 million private placement of preferred stock as further discussed below.

Cash and cash equivalents were $8.7 million at June 30, 2012. In fiscal year 2012, cash increased by $95,000. Changes in liquidity include proceeds from common stock of $3.1 million and borrowings from our line of credit for $1.6 million offset by operational losses of $3.9 million and by purchases of property and equipment of $1.1 million
Net cash used in operations was $3.9 million, primarily resulting from the net cash loss from operations of $1.9 million and an increase of $1.9 million in net accounts receivable due primarily to the increase in sales.
In fiscal year 2012, the Company used $1.5 million of cash in investing activities, including $1.1 million for purchases of property and equipment, and $508,000 in stock forfeited by the InMoTx shareholders as indemnification for Adept's cash outlays for claims for matters arising prior to the acquisition by Adept, offset by $115,000 in proceeds from the sale of property and equipment. In fiscal year 2012, cash provided from financing activities of $4.9 million primarily consisted of the $3.1 million proceeds from a stock offering in the fourth quarter, and $1.6 million draw on the Company’s line of credit. On September 18, 2012, the Company issued 8,000 shares of the Company's preferred stock, par value $0.001 per share (the “Preferred Stock”), at a price of $1,000 per share to Hale Capital Partners, LP (“Hale Capital”). The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting estimated expenses payable by the Company.
Holders of Preferred Stock will be entitled to receive dividends payable quarterly in arrears payable, at the election of the Company either in cash or, subject to certain equity conditions, in Common Stock. Dividends on the Preferred Stock will accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%.
Each share of the Preferred Stock will be convertible, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, the Common Stock price exceeds the “Applicable Percentage” (meaning, 200% from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions providing that such shares of Common Stock issued upon conversion can be immediately saleable by the holders (the "Equity Conditions"), the Company can convert the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of the Common Stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of the Common Stock is more than 110% of the conversion price for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the shares for cash at the same price subject to agreement of the Holder.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the Preferred Stock in accordance with its obligations, the Holders may require the Company to redeem all or some of the Preferred Stock at a price equal to 100% of the conversion amount, and in certain events, the higher trading price of the Common Stock underlying the Preferred Stock between the date of the redemption notice and redemption, plus accrued and unpaid dividends.
On or after September 30, 2016, each holder can require the Company to redeem its Preferred Stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Silicon Valley Bank Line of Credit
We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, we entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. In February 2012, we entered into amendments to the May 2009 Loan and Security Agreement (as previously amended), the March 2011 Loan and Security Agreement (EX-IM Loan Facility) and related agreements. In September 2012, we entered into further amendments to the May 2009 Loan and Security Agreement.

The revolving line of credit (including the EX-IM Line) matures on March 25, 2013. All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. Our maximum aggregate borrowing availability under the revolving line of credit is $10 million. We may borrow up to the lesser of $10 million or 80% of our eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to our eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. Our available borrowing base under the revolving line is reduced by the principal balance of outstanding advances under the domestic portion of the revolving line and the EX-IM Line.
Our ability to make borrowings under the revolving line is subject to ongoing conditions precedent that our representations and warranties in the loan documents are true, in all material respects, on the date on which we request the borrowing and on the funding date, and that SVB determines, in its sole discretion, that there has been no material impairment in our business, results of operation, financial condition, or the prospect of repayment of our obligations to SVB, or any material adverse deviation from our most recent business plan submitted to SVB. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line, and under any separate bank service agreements that may be entered into by Adept and SVB covering foreign exchange contracts, cash management services or letters of credit.
We must meet certain financial covenants under the loan documents. As amended in September 2012, the loan documents require us to maintain (a) liquidity (domestic cash plus the available domestic borrowing base, measured monthly) of at least $5 million, and (b) minimum aggregate rolling six-month EBITDA (measured at the end of each fiscal quarter for the six months ending on such date and applying a definition of EBITDA specified in the Loan and Security Agreement) equal to or exceeding specified amounts for each quarter. These quarterly EBITDA amounts are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.
We also must remain in compliance with various other covenants. For example, we must maintain our primary operating deposit accounts with SVB, and require our U.S. customers to transmit payments to a lockbox account at SVB. During the second quarter of 2012, SVB began to first apply collections from the lockbox account toward repayment of our obligations to SVB, and then transfer any excess to Adept's designated deposit account with SVB (a payment mechanism commonly referred to as “dominion mode”). In February 2012, the loan documents were amended to perpetuate dominion mode and remove the threshold that previously triggered it. One of the September 2012 amendments reinstitutes a new threshold so that Adept is no longer automatically in dominion mode. Under this amendment, if our liquidity (domestic cash plus the available domestic borrowing base) is $7.5 million or above and there is no event of default under the revolving line, SVB will transfer all collections from the lockbox account to our designated deposit account. If Adept's liquidity falls below $7.5 million, Adept will be in dominion mode and SVB will apply all collections from the lockbox account first toward repayment of our obligations to SVB, with any excess transferred to our designated deposit account. While in dominion mode, we may continue to borrow funds under the revolving line if there is available borrowing base to do so, and we meet the other conditions precedent for borrowing set forth in the loan documents.
We may not permit or suffer any specified change in control, including any change in the beneficial ownership of 30% or more (or 40% or more, in the case of shares held by one specified stockholder group) of Adept's outstanding shares, without SVB's consent. Various other covenants restrict the manner in which we conduct our business, our ability to pay dividends, incur additional indebtedness or encumber our assets, the types of transactions (including mergers and acquisitions) we may enter into and our ability to transfer funds to subsidiaries. A September 2012 amendment to the loan documents modified certain covenants in the revolving line to permit Adept to meet dividend payment and mandatory redemption provisions under the terms, rights, obligations and preferences of the preferred stock we issued to Hale Capital. This amendment also requires SVB consent before we can make certain specified types of changes to the terms, rights, obligations and preferences of the preferred stock. Adept became subject to additional covenants related to permissible use of proceeds and other matters in the loan documents for the EX-IM Line.
Adept would be deemed to be in default under the loan documents if we failed to timely pay any amount owed to SVB; if we failed to comply with specified financial and other covenants, including those listed above; if we otherwise materially breached, without cure, any of our representations under or other provisions in the loan documents; if there occurs a material adverse change in our or any guarantor subsidiary's business, operations or condition, or a material impairment of the prospect of repayment of our obligations to SVB, or a material impairment in the perfection or priority of SVB's security interests or the value of SVB's security interest in our or any guarantor subsidiary's assets, or if SVB determines there is a reasonable likelihood that we will not meet our financial covenants in the next succeeding quarter; if any involuntary lien or attachment is issued against Adept's or any guarantor subsidiary's assets, or any judgment or order in excess of $100,000 is entered against Adept or any guarantor subsidiary, that is not discharged, vacated or satisfied within ten days; if Adept or any guarantor subsidiary becomes insolvent or is generally not paying its debts as they become due; if Adept or any guarantor subsidiary makes any material written misrepresentation to SVB, if we fail to pay amounts due under or otherwise materially breach any agreements with third parties, or if a default occurs under such agreements which permits indebtedness in excess of $100,000 to be accelerated; if breaches occur under agreements related to subordinated debt that may be outstanding during the term of the loan; if there is any revocation or termination of, or nonperformance of any obligation or covenant under, any guaranty of Adept's obligations; or if we lose government approvals or become subject to certain governmental actions that could materially adversely affect us. In addition, if the Export-Import Bank's guarantee of the EX-IM Line is declared void or revoked for any reason, whether or not caused by Adept's actions, such event may trigger an event of default under the loan documents unless Adept is able to repay all outstanding obligations under the EX-IM Line and no other events of default are occurring simultaneously. Upon a default, SVB may, among other things, cease making loans to Adept; accelerate and declare all or any part of our obligations to be immediately due and payable, and enforce its security interest against the collateral.
Adept paid a $25,000 fee to SVB in September 2012, and will pay certain bank expenses, in connection with entry into the September amendments. We have agreed to pay a termination fee of $100,000 if the revolving line is terminated prior to its maturity date. We must pay a fee, quarterly in arrears, equal to .50% per annum of the average unused portion of the credit line. During periods when there are outstanding balances of principal and interest under the revolving line, SVB is entitled to charge a “float” charge, payable monthly, in an amount equal to one extra day of interest on each payment received by SVB from Adept during the month. A collateral monitoring fee of $850 per month, which was payable every month pursuant to the February 2012 amendment, is now payable only if our liquidity falls below $7.5 million and if there is any principal or interest outstanding under the revolving line of credit during the month. We also must pay all other bank fees and expenses related to the loan transaction.
We were in compliance with the covenants of the loan documents as of June 30, 2012. At June 30, 2012, we had an outstanding principal balance of $5.5 million under the revolving line, up from $3.9 million at the end of fiscal 2011, reflecting net principal repayments from domestic cash receipts and re-borrowing for cash management purposes during fiscal 2012. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.

Long-Lived Assets
Our long-lived assets consist of property and equipment, including capitalized software development costs, of $2.3 million and $1.8 million (net of depreciation) at June 30, 2012 and 2011, respectively, and $4.7 million and $5.1 million of goodwill and other intangible assets (net of amortization) at June 30, 2012 and 2011, respectively.
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
Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from our facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and management’s best estimate of our warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectability of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured, then the revenue is deferred until the uncertainty is removed, generally upon receipt of payment. Our experience is that we have been able to reliably determine whether collection is reasonably assured.
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
Revenue for robot refurbishment relates to Adept-owned or customer-owned refurbished robots and components. We receive parts returned from customers under warranty contracts, or we purchase surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with U.S. generally accepted accounting principles, or GAAP, requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned refurbished or repaired robots is zero since we do not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within our Services and Support segment.
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
Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2012 and 2011 and for each of the years in the two year period ended June 30, 2012 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.
No Supplementary Financial Information is required in this Annual Report on Form 10-K as such data is not required of Adept as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal year ended June 30, 2012, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Chief Financial Officer (or CFO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Our CEO and our CFO have concluded, based on their evaluation that as of June 30, 2012, Adept’s disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment using such criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures which began as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. During fiscal year 2012 we evaluated and strengthened the systems and controls within our acquired InMoTx business in connection with the consolidation of InMoTx's operations into our Pleasanton, California facility, to ensure their procedures align with our general processes designed to ensure effectiveness of our internal controls. In addition, during fiscal year 2012, we continued to evaluate and strengthen MobileRobots systems and controls and make revisions accordingly to align MobileRobots procedures with our general processes designed to ensure effectiveness of our internal controls. There have been no other changes during or since the end of fiscal year 2012 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Fiscal 2012 and 2013 Performance Plans
On September 20, 2012, the Compensation Committee of the Board adopted the Fiscal 2013 Performance Plan pursuant to which 170,000 restricted shares may be granted under the 2005 Equity Incentive Plan following fiscal 2013 if certain performance criteria are met. The Company will measure performance using an adjusted EBITDA measurement similar to that used for prior performance plans but without making an adjustment to EBITDA for restructuring expense (if any). The Compensation Committee also granted 175,000 restricted shares to participants in the Fiscal 2012 Performance Plan on a discretionary basis as the plan's adjusted EBITDA target was not met but adjusted EBITDA excluding currency expense exceeded plan targets
Executive Officer Compensation
On September 20, 2012, the Compensation Committee of the Board approved fiscal 2013 salaries for its executive officers, including a 10% salary reduction from fiscal 2012 salary levels to lower the operating expenses of the Company to help offset the impact of the slowdown in orders seen in the first fiscal quarter of 2013.  This reduction will be evaluated by the Compensation Committee during fiscal 2013 on the basis of the Company's revenue and expenses later in fiscal 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to executive officers of the Company is set forth below. Certain information required by this item is incorporated by reference from our proxy statement related to the 2012 Annual Meeting of Stockholders, referred to as the Proxy Statement.
Adept has adopted a code of ethics, our Code of Business Conduct, that applies to all directors, officers and employees. Our Code of Business Conduct is available on our website, www.adept.com, under the “Investor Relations” heading of our website.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
John Dulchinos	50	Chief Executive Officer, President and Assistant Secretary
Lisa M. Cummins	42	Senior Vice President of Finance and Chief Financial Officer, Secretary
John Boutsikaris	64	Senior Vice President of Global Sales and Marketing
Joachim Melis	47	Vice President, Business Development and Managing Director of Europe
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
John Boutsikaris joined Adept Technology on October 31, 2011 as Senior Vice President of Global Sales and Marketing. He has over 30 years of experience with domestic/international sales, marketing and aftermarket services with a broad set of companies from Fortune 50 to Micro Caps. His early career started with Hewlett Packard holding various sales and channel management positions including Vice President, Worldwide Channel Partners. His most recent experience was as a Senior Vice President at Key Technologies where he grew orders almost 100% in five years and managed global Sales, Marketing and Aftermarket Services. Mr. Boutsikaris holds a bachelor's of science from the University of California, Fullerton.
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

2.3+
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

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock.

3.4	Amended and Restated Bylaws of Adept-Delaware, as amended.

4.1
Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware.

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

4.5	Registration Rights Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP.

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP.

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

10.23*
Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos, Ms. Cummins and Mr. Boutsikaris (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.24*	Summary of Non-employee Director Compensation (incorporated by reference to Item 1.01 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2010).

10.25*	Summary of Executive Officer Compensation (as of September 20, 2012).

10.26*
Fiscal 2012 Performance Plan - established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2011).

10.27*	Fiscal 2012 Cash Incentive Plan.(incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 6, 2011).

10.28*	Removed and Reserved.

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

10.31	Addendum dated April 25, 2012 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik.

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

10.34	Removed and Reserved.

10.35	Removed and Reserved.

10.36	Removed and Reserved.

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

10.41*
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

10.43*	Removed and Reserved.

10.44*
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

10.46*
Form of Option Agreement for Consultants (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2008 fiscal first quarter ended September 29, 2007, filed with the Securities and Exchange Commission on November 13, 2007).

10.47
Lease Termination Agreement dated as of December 16, 2007 by and between Tri-Valley Technology Campus LLC and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 filed with the Securities and Exchange Commission on May 13, 2008).

10.48
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

10.53**
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

10.54	Fiscal 2013 Performance Plan - established under Adept Technology. 2005 Equity Incentive Plan

10.55*
Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.56*
Form of Restricted Stock Agreement for April 2009 restricted stock grants pursuant to the 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.57*
Form of Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2012 Performance Plan (incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the 2011 fiscal year, filed with the Securities and Exchange Commission on September 6, 2011).

10.58
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

10.62
Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

10.63*
Amended and Restated 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.64*
Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.65*
Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.66*
Separation Agreement and Release of All Claims between David Pap Rocki and Adept Technology, Inc. dated February 4, 2011 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.67
Amendment No. 2 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

10.68
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

10.70
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

10.73
Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 filed with the Securities and Exchange Commission on February 7, 2012).

10.74
Amendment No. 4 to Loan and Security Agreement. dated as of February 6, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.75
Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility), dated as of February 6, 2012 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.76*
Form of Director Option Agreement for Initial and Annual Grant under the 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.77*
Offer letter agreement between John Boutsikaris and Adept Technology, Inc. dated October 14, 2011 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.78
Underwriting Agreement between Adept Technology, Inc. and Roth Capital Partners, LLC dated June 8, 2012 (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

10.79	Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Hale Capital Partners, LP dated as September 5, 2012
.
10.80
Amendment No. 5 and Consent to Loan and Security Agreement, dated as of September 5, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

10.81
Amendment No. 6 to Loan and Security Agreement, dated as of September 11, 2012 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

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

101.1-
The following financial information from the Company's quarterly report on Form 10-K for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2012, and 2011; (ii) Consolidated Statements of Operations for the Twelve Months Ended June 30, 2012 and 2011; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

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

ADEPT TECHNOLOGY, INC.

Date:	September 24, 2012	By:	/s/ LISA M. CUMMINS
Lisa M. Cummins Senior Vice President, Finance and Chief Financial Officer

Date:	September 24, 2012	By:	/s/ JOHN DULCHINOS
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN DULCHINOS	President and Chief Executive Officer (Principal Executive Officer); Director	September 24, 2012
(John Dulchinos)

/S/ LISA M. CUMMINS	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	September 24, 2012
(Lisa M. Cummins)

/S/ MICHAEL P. KELLY	Chairman of the Board	September 24, 2012
(Michael P. Kelly)

/S/ A. RICHARD JUELIS	Director	September 24, 2012
(A. Richard Juelis)

/S/ HERBERT J. MARTIN	Director	September 24, 2012
(Herbert J. Martin)

/S/ ROBERT J. RICHARDSON	Director	September 24, 2012
(Robert J. Richardson)

/S/ BENJAMIN A. BURDITT	Director	September 24, 2012
(Benjamin A. Burditt)

/S/ Martin Hale, Jr.	Director	September 24, 2012
Martin Hale, Jr.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adept Technology, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. Adept Technology as of June 30, 2012 and June 30, 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the fiscal years in the two-year period ended June 30, 2012. Our audits also included the financial statement schedule for each of the fiscal years in the two-year period ended June 30, 2012 listed in the Index at Item 15(a)(2). The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration over internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended June 30, 2012, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino McKenna LLP

ARMANINO McKENNA LLP
San Ramon, California
September 24, 2012

ADEPT TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,722	$8,627
Accounts receivable, less allowance for doubtful accounts of $629 and $698 in fiscal 2012 and 2011, respectively	11,905	10,883
Inventories	7,954	9,547
Other current assets	514	416
Total current assets	29,095	29,473
Property and equipment at cost	14,241	13,358
Accumulated depreciation and amortization	(11,949)	(11,589)
Property and equipment, net	2,292	1,769
Goodwill	2,967	2,967
Other intangible assets, net	1,686	2,152
Other assets	121	774
Total assets	$36,161	$37,135
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,183	$8,165
Line of credit	5,500	—
Accrued payroll and related expenses	2,006	2,214
Accrued warranty expenses	1,243	1,116
Deferred revenue	280	132
Accrued income tax, current	80	78
Other accrued liabilities	1,680	947
Total current liabilities	16,972	12,652
Long-term liabilities:
Line of credit, long-term	—	3,900
Deferred income tax, long-term	399	1,364
Long-term obligations	446	397
Total liabilities	17,817	18,313
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value: 1,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value: 19,000 shares authorized, 10,534 shares issued and 10,529 shares outstanding at June 30, 2012 and 9,750 shares issued and 9,745 shares outstanding at June 30, 2011	177,446	173,377
Treasury stock, at cost, 5 shares at June 30, 2012 and June 30, 2011	(42)	(42)
Accumulated deficit	(159,004)	(155,281)
Accumulated other comprehensive income (loss)	(56)	768
Total stockholders’ equity	18,344	18,822
Total liabilities and stockholders’ equity	$36,161	$37,135
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended June 30,
	2012	2011
Revenues	$66,219	$57,505
Cost of revenues	38,219	32,604
Gross margin	28,000	24,901
Operating expenses:
Research, development and engineering	8,714	8,209
Selling, general and administrative	20,701	22,189
Restructuring charges, net	1,256	662
Amortization of other intangible assets	466	349
Total operating expenses	31,137	31,409
Operating loss	(3,137)	(6,508)
Foreign currency exchange loss	(732)	(188)
Interest income	20	9
Interest expense	(270)	(133)
Loss before benefit from income taxes	(4,119)	(6,820)
Benefit from income taxes	(396)	(56)
Net loss	$(3,723)	$(6,764)
Basic and diluted net loss per share	$(0.40)	$(0.77)
Number of shares used in computing basic and diluted per share amounts:	9,386	8,802
Comprehensive loss
Net loss	$(3,723)	$(6,764)
Foreign currency translation adjustment	(824)	1,021
Total comprehensive loss	$(4,547)	$(5,743)

 The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2010	9,219	$169,253	(5)	$(42)	$(148,517)	$(253)	$20,441
Common stock issued under employee stock incentive program and stock purchase plan	103	226	—	—	—	—	226
Restricted stock awards issued	160	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligation	(32)	(155)	—	—	—	—	(155)
Stock-based compensation classified as restructuring	—	498	—	—	—	—	498
Stock-based compensation	—	2,577	—	—	—	—	2,577
Common stock issued as part of InMoTx acquisition	200	978	—	—	—	—	978
Restricted stock issued under employee stock incentive program as part of InMoTx acquisition	100	—	—	—	—	—	—
Net loss	—	—	—	—	(6,764)	—	(6,764)
Foreign currency translation adjustment	—	—	—	—	—	1,021	1,021
Balance at June 30, 2011	9,750	173,377	(5)	(42)	(155,281)	768	18,822
Common stock issued under employee stock incentive program and stock purchase plan	95	275	—	—	—	—	275
Restricted stock awards issued	5	—	—	—	—	—	—
Restricted stock forfeited	(81)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligation	(36)	(132)	—	—	—	—	(132)
Common stock issued under public offering	920	3,138	—	—	—	—	3,138
Indemnification shares received under InMoTx, Inc. merger agreement	(119)	(508)	—	—	—	—	(508)
Stock-based compensation classified as restructuring	—	95	—	—	—	—	95
Stock-based compensation	—	1,201	—	—	—	—	1,201
Net loss	—	—	—	—	(3,723)	—	(3,723)
Foreign currency translation adjustment	—	—	—	—	—	(824)	(824)
Balance at June 30, 2012	10,534	$177,446	(5)	$(42)	$(159,004)	$(56)	$18,344
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended June 30,
	2012	2011
Operating activities
Net loss	$(3,723)	$(6,764)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	893	1,063
Deferred taxes	(686)	709
Gain on disposal of property and equipment	(100)	(54)
Stock-based compensation	1,296	3,075
Amortization of other intangible assets	466	349
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,913)	2,668
Inventories	455	1,196
Other assets	(97)	423
Accounts payable	(1,909)	(1,199)
Other accrued liabilities and deferred revenue	1,411	(1,084)
Accrued restructuring charges	(57)	57
Other long-term liabilities	50	(283)
Net cash provided by (used in) operating activities	(3,914)	156
Investing activities
Purchase of property and equipment	(1,117)	(872)
Proceeds from sale of property and equipment	115	54
Payment for purchase of InMoTx, Inc., net of cash acquired	—	(1,462)
Cash outlay for indemnification shares received under InMoTx, Inc. merger agreement	(508)	—
Net cash used in investing activities	(1,510)	(2,280)
Financing activities
Borrowing from line of credit, net	1,600	2,900
Borrowings from long-term debt	83	11
Principal payments on capital leases	(44)	(9)
Principal payments on long-term obligations	(35)	(56)
Proceeds from employee stock incentive program and employee stock purchase plan	275	226
Proceeds from common stock issued under public offering	3,138	—
Payment for taxes for restricted stock awards surrendered to satisfy employee tax obligation	(132)	(155)
Net cash provided by financing activities	4,885	2,917
Effect of exchange rates on cash and cash equivalents	634	(784)
Increase in cash and cash equivalents	95	9
Cash and cash equivalents, beginning of period	8,627	8,618
Cash and cash equivalents, end of period	$8,722	$8,627
Cash paid during the period for:
Interest	$270	$133
Income taxes	$58	$25

ADEPT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) - Continued

	Years Ended June 30,
	2012	2011
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$362	$176
Returned shares received under InMoTx, Inc. merger agreement for indemnification for cash outlay for claims for matters arising prior to the Acquisition.	$508	$—
The Company purchased all of the capital stock of InMoTx, Inc. in 2011:
Fair value of assets acquired, net of cash acquired	$—	$484
Goodwill and intangible assets acquired	—	2,771
Liabilities assumed	—	(735)
Common stock issued	—	(978)
Fair value of contingent cash consideration payable	—	(80)
Cash payment for purchase of InMoTx, Inc. in 2011, net of cash acquired	$—	$1,462
The accompanying notes are an integral part of these Consolidated Financial Statements.

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
Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2012 and 2011 and for each of the years in the two-year period ended June 30, 2012 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Adept includes consolidated financial statements for two fiscal years in its Annual Report on Form 10-K as a smaller reporting company.
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
Foreign currency transaction losses were $732,000 in fiscal 2012 and foreign currency transaction losses were $188,000 in fiscal 2011.
The foreign currency transaction losses recorded in fiscal 2012 were primarily generated from realized losses related to the payments of intercompany payables in U.S. Dollar by the European entities. As the Euro decreased against the U.S. dollar, more Euros were needed to purchase the U.S. Dollar to settle the payable. The foreign currency transaction losses recorded in fiscal year 2011 were primarily generated from realized losses from U.S. dollars used to pay accounts payable in Japanese Yen, as the Yen strengthened against the U.S. dollar during the period, and losses related to the payments of intercompany payables held in U.S. Dollar by the European entities. As the Euro, decreased against the dollar, more Euros were needed to purchase the U.S. Dollar to settle the payable.
As Adept conducts business on a global basis, the Company is exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.
Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At June 30, 2012 and June 30, 2011, the Company had no marketable securities and had $8.7 million and $8.6 million, respectively, in cash.
Realized gains or losses, interest, and dividends are included in interest income.
Fair Values
The carrying amounts for cash, accounts receivable, accounts payable, and line of credit approximate fair value due to the short-term nature of these instruments or the adjustable interest rate associated with debt. The only asset or liability required to be reflected at fair value at June 30, 2012 or 2011 was cash and cash equivalents.
Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventories are as follows (in thousands):

	June 30,
	2012	2011
Raw materials	$5,573	$6,225
Work-in-process	331	568
Finished goods	2,050	2,754
Total inventory	$7,954	$9,547
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

During the years ended June 30, 2012 and 2011, the Company recognized revenues with a cost of approximately $323,000 and $790,000, respectively, from sales of inventory that had been previously considered excess or obsolete and written-off. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2012 and 2011. Total cumulative reductions for excess or obsolete inventory totaled approximately $1.6 million at June 30, 2012 and $2.3 million at June 30, 2011.
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
Changes in the Company’s warranty liability are as follows (in thousands):

	June 30,
	2012	2011
Balance at beginning of period	$1,116	$1,328
Warranties issued	773	738
Warranty claims	(646)	(950)
Balance at end of period	$1,243	$1,116
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
Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on 0.5% of consolidated accounts receivable. Specific allowances are netted out of the respective receivable balances for purposes of calculating this additional allowance. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $150,000 and $495,000 in fiscal 2012 and fiscal 2011, respectively.
Property and Equipment
Property and equipment are recorded at cost.
The components of property and equipment are summarized as follows (in thousands):

	June 30,
	2012	2011
Cost:
Machinery and equipment	$5,097	$4,927
Computer equipment	5,449	5,422
Office furniture and equipment	1,007	968
Software development costs	2,688	2,041
	14,241	13,358
Accumulated depreciation and amortization	(11,949)	(11,589)
Property and equipment, net	$2,292	$1,769
During fiscal 2012, assets with a cost basis of $124,000 net of accumulated depreciation of $108,000 were sold. Accordingly, a gain on disposal of property and equipment of $100,000 was recorded in the accompanying statement of operations.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.
Capitalization of Software Development Costs
The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years. The Company capitalized $647,000 and $366,000 of software development costs in fiscal 2012 and 2011, respectively.
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
Adept performed the annual testing for fiscal 2012 as of June 30, 2012 for the MobileRobots and Packaging Solutions reporting units, which based on Adept’s reporting structure, were the reporting units identified for testing. No other reporting units had goodwill at June 30, 2012. A discounted cash flow model was used to perform step one of the annual testing, and the testing concluded there was no potential impairment at June 30, 2012 for either reporting unit, and as such no impairment charge was recognized.
Impairment of Long-Lived Assets. Adept reviews the carrying values of long-lived assets whenever events or changes in circumstances, such as significant decreases in the market price, reductions in demand, lower projections of profitability, significant changes in the manner of the Company’s use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates the carrying value of the asset exceeds the fair value and the carrying amount of the asset is not recoverable, an impairment loss is recognized by writing down the impaired asset to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. At June 30, 2012, Adept analyzed a number of factors, including profitability projections, economic trends and market price in regards to the Company’s intangible assets, and determined a review of the carrying value of the intangible assets was not necessary.
Adept’s long-lived assets consist of fixed assets, including capitalized software development costs, of $2.3 million and $1.8 million (net of depreciation) at June 30, 2012 and 2011, respectively, and $4.7 million and $5.1 million of goodwill and other intangible assets (net of amortization) at June 30, 2012 and 2011, respectively. The Company acquired $2.4 million of goodwill and intangible assets in the fourth quarter of fiscal 2010 as part of the MobileRobots acquisition, and acquired an additional $2.8 million in the third quarter of fiscal 2011 as part of the acquisition of InMoTx. In addition, at June 30, 2011 the Company increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.
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
Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. In fiscal year 2012, one disk drive customer accounted for 7% of the Company’s revenues and one primarily solar customer accounted for 6%, and in fiscal year 2011, one mainly solar customer accounted for 8% of revenues. The Company’s business segments and, thus financial results, are not generally dependent upon any single customer. Therefore, the loss of a single customer in the future would not be expected to have a material adverse effect on the Company.
At June 30, 2012, two customers accounted for 17% of net accounts receivable. At June 30, 2011, two customers accounted for 15% of net accounts receivable.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising costs were $57,000 in 2012 and $58,000 in 2011, respectively. The Company does not incur any direct response advertising costs.
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

	June 30,
	2012	2011
Net loss	$(3,723)	$(6,764)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	9,386	8,802
Basic and diluted net loss per share	$(0.40)	$(0.77)
If the Company had reported net income for the year ended June 30, 2012, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 201,745 related to outstanding employee stock options not included above. If the Company had reported net income for the year ended June 30, 2011, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 760,018 related to outstanding employee stock options not included above.
The computation of diluted net loss per share for fiscal 2012 and 2011 does not include additional options to purchase 968,091 and 822,170 shares, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
Contingencies
If Adept determines, after consideration of all known facts and consultation with legal counsel, that a loss related to the potential matter is neither probable nor cannot be reasonably determined or estimated as of the date of issuance of its fiscal period-end reports, the Company would not accrue for the potential liability. If a loss is material and reasonably possible related to the matter, the Company would disclose the relevant facts of the matter along with an estimated loss amount or range if such amount or range can be reasonably determined or estimated. There are no material contingencies identified by Adept at June 30, 2012.
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
In December 2011, the FASB issued an update to Accounting Standards Codification Topic 210, Balance Sheet (“ASC 210”), amending the requirement for an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of set off associated with certain financial instruments and derivative instruments. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption is not expected to have an impact on the Company's financial position.

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
Adept has an employee stock purchase plan and two equity compensation plans in effect and used by Adept at June 30, 2012, including the 2003 Stock Option Plan and 2005 Equity Incentive Plan as described in Note 8 to the Notes to Consolidated Financial Statements. As of June 30, 2012, the outstanding options and available shares for issuance under these plans are:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	364,710	16,599
2005 Equity Incentive Plan	888,566	871,198
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan, the 1995 Director Stock Option Plan, the 2001 Stock Option Plan, and the 2004 Director Option Plan, which have, respectively, 23,903 , 1,200 , 88,000 , and 107,000 shares subject to outstanding options.
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

The Company recorded $1.3 million and $3.1 million of stock-based compensation expense on its consolidated statements of operations for the years ended June 30, 2012 and 2011, respectively, for its stock plans, ESPP, and MobileRobots and InMoTx acquisition-related equity grants for which continued employment is a condition for release. Stock compensation expense for fiscal 2012 and 2011 includes $95,000 and $498,000, respectively, of accelerated stock compensation expense related to employee terminations that were part of the Company’s restructuring activities, and has been classified as restructuring expense. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the years ended June 30, 2012 and 2011 were $2.52 and $3.49, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the years ended June 30, 2012 and 2011 were $1.46 and $1.51, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2012		Year Ended June 30, 2011
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.67%	0.10%	1.04%	0.13%
Expected life (in years)	5.77	0.49	5.77	0.50
Expected volatility	82%	62%	87%	61%
Dividend yield	—%	—%	—%	—%
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
For the 2012 and 2011 fiscal years, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated
A summary of stock option activity under the option plans as of June 30, 2012 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2010	1,236	$7.22
Granted	285	4.95
Exercised	(36)	2.70
Forfeited or Expired	(153)	17.28
Outstanding at June 30, 2011	1,332	5.70
Granted	281	3.73
Exercised	(30)	2.99
Forfeited or Expired	(110)	9.25
Outstanding at June 30, 2012	1,473	$5.11	6.65	$819
Vested/Expected to Vest at June 30, 2012	1,448	$5.13	6.62	$805
Exercisable at June 30, 2012	1,009	$5.64	5.91	$515

During the year ended June 30, 2012, Adept granted options for 281,000 shares of common stock with an estimated total grant date fair market value of $1.1 million. The intrinsic value of options exercised during the year ended June 30, 2012 was $52,000. Cash received from stock option exercises and ESPP purchases was $275,000 for the year ended June 30, 2012. As of June 30, 2012, there was $503,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2016, with a weighted average remaining period of 1.13 years for stock options and 0 years for stock awards.
A summary of restricted stock activity during fiscal year 2012 under the 2005 Equity Incentive Plan is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	4,500	$4.45
Vested	(55,705)	$4.84
Forfeited due to cancellation or for taxes	(36,295)	$4.84
Adept has 468,956 shares of unregistered restricted stock issued outside of the equity incentive plans as compensation in connection with the acquisitions of MobileRobots and InMoTx. The 468,956 shares do not include shares issued and accounted for as consideration upon the mergers and the complete stock issuance information for each merger is discussed in Note 4 to the Notes to Consolidated Financial Statements.
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 4 to the Notes to Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On September 30, 2011, the other MobileRobots founder terminated employment with Adept. Vesting was accelerated on 115,383 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vestings of the shares issued pursuant to the merger agreement. As of June 30, 2012, there were 7,603 shares remaining to vest under this agreement.
The Company also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to vest on the third anniversary of the acquisition contingent upon the continued employment of the grant recipient, subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares vested on June 30, 2012. As of June 30, 2012, there were no shares remaining to vest under this agreement.
A summary of unregistered restricted stock activity due to the acquisitions of MobileRobots and InMoTx (see Note 4) as of June 30, 2012 and 2011, respectively, is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2010	368,956	$5.10
Accelerated vesting	(173,074)	5.10
Vested	(65,293)	5.10
Balance of MobileRobots issuance at June 30, 2011	130,589	$5.10
Accelerated vesting	(115,383)	5.10
Vested	(7,603)	5.10
Balance of MobileRobots issuance at June 30, 2012	7,603	$5.10

Issued in acquisition of InMoTx in 2011	100,000	$4.89
Balance of awards issued in acquisition of InMoTx at June 30, 2011	100,000	$4.89
Forfeited	(80,500)	4.89
Vested	(19,500)	4.89
Balance of InMoTx issuances at June 30, 2012	—	$—
During the year ended June 30, 2012, 65,207 shares of common stock were issued under the Company’s 2008 ESPP. Shares are issued semi-annually under the ESPP on May 1 and November 1.
Total common shares outstanding at June 30, 2012 were 10,529,019.

3.	Restructuring Charges
Operationally, from time to time Adept has undertaken restructuring and other cost reduction actions to support its financial model, which emphasizes cost efficiency balanced with investments in the Company’s products and revenue generating activities. The Company remains committed to managing its business to generate cash. In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012.
During fiscal 2012, the Company incurred $1.3 million in restructuring charges related to the consolidation of the InMoTx operations. Lease termination costs were $120,000, severance costs were $128,000, salaries related to the restructuring were $658,000, inventory write-offs were $162,000, stock compensation expense was $95,000, and other miscellaneous costs were $93,000.
Cash outlay for restructuring expenses for fiscal 2012, which does not include inventory write-offs and stock-based compensation expense, was $999,000.
During fiscal 2011, the Company incurred $662,000 in restructuring charges related to organizational improvements designed to reduce its ongoing costs, which included office consolidation, reorganization within the sales infrastructure and a general streamlining of business operations in the Americas region, of which $498,000 was accelerated stock compensation expense.
Due to these restructuring activities and the resulting revised revenue projection for the division, the Company performed a goodwill and intangible impairment evaluation as of June 30, 2012, and concluded there was no impairment.

4.	Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before the consolidation, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares were subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of its restricted common stock to the

InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, the fair value of which was $0 at June 30, 2012. In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. In the fourth quarter of fiscal 2012, the indemnification shares were returned to Adept.
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target date specified in the merger agreement. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares vested on June 30, 2012, after the satisfactory completion of the requirements set forth in the separation agreement. In addition, any contingent annual cash payments of 2% of revenues to the same officer will be recognized as compensation expense when and if the revenue targets specified in the merger agreement are met.
Including cash paid upon the acquisition of $1.5 million, the total value of merger consideration recognized upon the acquisition of InMoTx was $2.6 million.
The selling stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the Merger Agreement for losses up to $1 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The indemnification obligations expired in January 2012, with certain exceptions for core corporate and intellectual property representations, taxes, fraud, and designated customer claims.
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

The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the merger date and recognized as a contingent liability. At June 30, 2012, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the acquisition agreement.
The Company recognized $498,000 in acquisition-related costs related to InMoTx, which were expensed in the third quarter of fiscal 2011. These costs are included as part of selling, general and administrative costs in the condensed consolidated statements of operations.
Had the InMoTx acquisition occurred at the beginning of fiscal 2011, the Company's net loss would have been $8.0 million, and the Company's diluted net loss per share would have been $0.91.
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
The merger consideration paid to MobileRobots stockholders was $3.0 million, including cash of $1.0 million, net of cash acquired of $100,000 and subject to adjustment for debt and working capital, and 394,403 shares of Adept common stock with a market value of $2.0 million. An additional 368,956 shares were accounted for as compensation, with a market value of $1.9 million, as discussed below.
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vestings of the shares issued pursuant to the merger agreement. As of June 30, 2012 there were 7,603 shares remaining to vest under this agreement.
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
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. The indemnification for the intellectual property representations expired during the current period and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to the release schedule. As of June 30, 2012, there were 6,293 shares remaining for release with final release on June 24, 2013.
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
The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to the intangible assets subject to amortization for fiscal 2011 and 2012 (in thousands):

	June 30, 2012			June 30, 2011
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(238)	$592	$830	$(119)	$711
Customer Base, MobileRobots	340	(226)	114	340	(113)	227
Developed Technology, InMoTx	1,100	(236)	864	1,100	(79)	1,021
Trademarks/Trade names, InMoTx	231	(115)	116	231	(38)	193
Total	$2,501	$(815)	$1,686	$2,501	$(349)	$2,152
Amortization expense totaled $466,000 and $349,000 during fiscal 2012 and 2011, respectively.
A summary of future amortization as of June 30, 2012 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$119	$119	$119	$119	$116	$592
Customer Base, MobileRobots	113	1	—	—	—	114
Developed Technology, InMoTx	157	157	157	157	236	864
Trademarks/Trade names, InMoTx	77	39	—	—	—	116
Total	$466	$316	$276	$276	$352	$1,686

6.	Financing Arrangements
Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, Adept entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. In February 2012, Adept entered into amendments to the May 2009 Loan and Security Agreement (as previously amended), the March 2011 Loan and Security Agreement (EX-IM Loan Facility) and related agreements. See “Subsequent Events” for a discussion of further changes to the May 2009 Loan and Security Agreement, including revisions to the financial covenants, pursuant to additional amendments entered into in September 2012. The revolving line of credit and recent amendments are also described in this annual report on Form 10-K under the section entitled “Liquidity and Capital Resources”.

The February 2012 amendments extended the maturity date of the EX-IM Line from March 24, 2012 to March 25, 2013, removed a sublimit under the domestic portion of the revolving line for foreign exchange contracts, cash management services and letters of credit, and modified the financial covenants Adept must meet during the term of the revolving line. As modified, Adept was required to maintain (a) liquidity (domestic cash plus the available domestic borrowing base) of at least $3.5 million, and (b) minimum aggregate quarterly EBITDA (measured at the end of each fiscal quarter and applying a definition set forth in the Loan and Security Agreement) equal to or exceeding specified amounts (which are lower than the amounts applicable prior to the February 2012 amendments) for each fiscal quarter beginning December 2011. The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.

The Loan and Security Agreement requires Adept to cause its U.S. customers to transmit payments on accounts receivable to a lockbox account at SVB. During the second quarter of 2012, SVB began applying all qualifying daily domestic cash receipts on either the next or second business day to repay outstanding obligations under the Loan and Security Agreement with any excess transferred to Adept's deposit account with SVB. In February 2012, the loan documents were amended to perpetuate this mechanism for applying cash receipts and remove the threshold that previously triggered it. Adept remained subject to this mechanism for applying cash receipts until September 2012 (see “Subsequent Events”). The maturity date for borrowings under the revolving line is March 25, 2013. Adept is able to re-borrow funds under the revolving line to the extent there is available borrowing base to do so, and Adept meets the other conditions precedent for borrowing set forth in the loan documents.
At June 30, 2012, Adept had an outstanding principal balance of $5.5 million under the revolving line. Adept paid a $50,000 facility fee and certain bank expenses in connection with the February amendments of the loan documents and the renewal of the EX-IM Line. In the third quarter of fiscal 2011, Adept incurred $98,000 in legal and bank fees to amend the line of credit facility. These costs were deferred and are being amortized into interest expense over the life of the facility. Based on operating needs, strategic activities and other factors, the Company may further utilize the line of credit in the future.

7.	Commitments and Contingencies
Commitments
Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2012 are as follows (in thousands):

Fiscal Year
2013	$1,998
2014	1,569
2015	1,493
2016	852
2017	192
Thereafter	245
Total minimum lease payments	$6,349
Rent expense was $2.0 million in fiscal 2012 and $2.0 million in fiscal 2011.
Adept’s headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 total square feet in Pleasanton, California. The first lease agreement, which is related to Adept’s principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years ending December 31, 2015 and an option to extend for an additional five-year period. Annual rent payments were $690,826 initially in 2009, subject to a 3% annual increase. During the second quarter of fiscal 2012, we received a four month rent abatement on this lease in exchange for the removal of a clause in the lease which allowed for termination by the leasee on the fifth year, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000. The second leased building is located near Adept’s executive offices and is used for the Company’s manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term ending January 2014 with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Shanghai, China, and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.
At June 30, 2012, Adept had one material capital lease obligation with a bargain purchase option totaling $1.00, which is included in other accrued liabilities and other long-term liabilities. The lease term is for three years, and bears an implied interest rate of 9.437%.
At June 30, 2012, Adept had $9.6 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be canceled by Adept without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the Company's usual practice is to reschedule delivery dates if adjustment is needed.

Legal Proceedings
From time to time, Adept is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material effect on our business, financial condition or results of operations.
Adept has in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. Adept received such a letter in June 2012 from a third party alleging unauthorized use of proprietary information disclosed pursuant to a nondisclosure agreement with such third party in connection with a product offering by Adept to semiconductor customers and requesting that Adept cease and desist the alleged use of such intellectual property and proprietary information and explain its activities in connection with such products to determine if such activities infringe on certain of the party's patents. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against us for this or other matters, Adept has assessed this matter and based upon its assessment, believes the claims are without merit.

8.	Stockholders’ Equity
Preferred Stock
The Board of Directors has the authority to issue, without further action by the stockholders, up to 1.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. No shares of preferred stock were outstanding at June 30, 2012.
On September 18, 2012, the Company issued 8,000 shares of Preferred Stock, at a price of $1,000 per share to Hale Capital Partners, LP (“Hale Capital”) for gross proceeds of $8 million. The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting estimated expenses payable by the Company. The total number of shares of Common Stock issuable upon conversion of the Preferred Stock and as dividends is not to exceed 19.9% of the Company's currently outstanding shares of Common Stock. Each share of the Preferred Stock is convertible, at the option of the holder, at a conversion rate of $4.60.

Common Stock

During the fourth quarter of fiscal 2012, the Company offered and sold 920,000 shares of its common stock, which includes full exercise of the over-allotment option of 120,000 shares, at a price of $4.00 per share, pursuant to an underwriting agreement with Roth Capital Partners, LLC, dated June 8, 2012. The shares were offered and sold under a prospectus supplement and related prospectus filed with the SEC pursuant to the Company's shelf registration statement on Form S-3.

The Company has reserved shares of common stock for future issuance at June 30, 2012 as follows (in thousands):

Stock options outstanding	1,473
Stock options and restricted stock available for grant	888
Employee stock purchase plan shares available for purchase	422
2,783
Equity Incentive Plans
The following table summarizes employee incentive plan activities under the Company’s stock option and equity incentive plans (in thousands, except per share data):

				Options
	Available for Grant	No. of Options Outstanding	No. of Restricted Stock Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
Balance at June 30, 2010	854	1,236	9	$8,915	$7.22
Granted	(445)	285	160	1,413	4.95
Canceled	153	(153)	—	(2,642)	17.28
Exercised	—	(36)	—	(97)	2.70
Vested	—	—	(50)	—	—
Expired	(25)	—	—	—	—
Forfeited due to cancellation or for taxes	32	—	(32)	—	—
Balance at June 30, 2011	569	1,332	87	$7,589	$5.70
Shares added	750	—	—	—	—
Granted	(285)	281	5	1,048	3.73
Canceled	110	(110)	—	(1,018)	9.25
Exercised	—	(30)	—	(89)	2.99
Vested	—	—	(56)	—	—
Expired	(292)	—	—	—	—
Forfeited due to cancellation or for taxes	36	—	(36)	—	—
Balance at June 30, 2012	888	1,473	—	$7,530	$5.11

The following table summarizes information concerning outstanding and exercisable options at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 1.50 - $ 2.85	72	5.98	$2.40	43	$2.16
$ 3.07 - $ 3.07	408	6.46	3.07	300	3.07
$ 3.35 - $ 3.73	59	8.89	3.41	15	3.55
$ 3.78 - $ 3.78	168	9.16	3.78	38	3.78
$ 3.88 - $ 4.70	52	8.69	4.33	14	4.18
$ 4.86 - $ 4.86	183	8.17	4.86	84	4.86
$ 5.00 - $ 5.74	157	5.25	5.64	152	5.64
$ 6.25 - $ 8.07	159	4.04	7.54	159	7.54
$ 8.75 - $ 8.75	9	4.38	8.75	9	8.75
$ 9.48 - $ 13.94	206	5.91	9.65	195	9.66
$ 1.50 - $ 13.94	1,473	6.65	$5.11	1,009	$5.64
Employee Stock Purchase Plan
The 2008 ESPP has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after November 1 and May 1 of each year. Each 24-month offering period is divided into four six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. As of June 30, 2012, there were 422,328 shares available for issuance under the 2008 Employee Stock Purchase Plan.

9.	Employee Savings and Investment Plan
The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. On August 31, 2010, a 401(k) match of up to $500 per year per employee was approved by the Compensation Committee of the Company’s Board of Directors.
In fiscal 2012 and 2011, the Company expensed $59,000 and $87,000, respectively, in 401(k) matching benefits.

10.	Income Taxes
The Company’s book income (loss) before income taxes for fiscal 2012 and 2011 were as follows (in thousands):

	Years Ended June 30,
	2012	2011
Domestic	$(1,183)	$(4,468)
Foreign	(2,936)	(2,352)
Total	$(4,119)	$(6,820)
The Company had no accumulated foreign earnings at June 30, 2012 or June 30, 2011.

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2012	2011
Current:
Federal	$(8)	$—
State	41	48
Foreign	(429)	203
Total current	(396)	251
Deferred:
Federal	—	(281)
State	—	(26)
Foreign	—	—
Total deferred	—	(307)
Benefit from income taxes	$(396)	$(56)
The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

	Years Ended June 30,
	2012	2011
Tax at federal statutory rate	$(1,440)	$(2,319)
State taxes, net of federal benefit	112	225
Foreign taxes differential	(36)	(216)
Tax credits	(53)	(195)
Non-deductible meals and entertainment	25	29
Stock compensation	317	243
Non-deductible acquisition expense	—	79
Unrecognized tax benefits	(533)	252
Imputed intercompany interest	282	253
Adjustments related to prior years	1,535	1,466
Purchase accounting	—	(1,189)
Change in valuation allowance	(656)	986
Other	51	330
Benefit from income taxes	$(396)	$(56)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended June 30,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$34,168	$34,649
Tax credit carryforwards	1,530	1,501
Inventory valuation	567	823
Depreciation /amortization	975	1,145
Other accruals not currently deductible for tax purposes	1,652	1,627
Capitalized research and development expenses	39	118
Other	206	75
Total deferred tax assets	39,137	39,938
Valuation allowance	(38,627)	(39,282)
Net deferred tax assets	510	656
Deferred tax liabilities:
Purchased intangibles	(510)	(656)
Net deferred tax liabilities	(510)	(656)
Total net deferred tax liabilities	$—	$—

For financial reporting purposes, the Company's deferred tax assets have been fully offset by a valuation allowance due to uncertainties about the Company's ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of $(0.7) million and $1.0 million for the periods ended June 30, 2012, and June 30, 2011, respectively.
The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $1.6 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.
The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $92.0 million which will expire in 2022 through 2032 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $39.8 million which will expire in 2014 through 2032. The Company had net operating loss carryforwards for other state income tax purposes of approximately $12.6 million. These other state net operating loss carryforwards will expire in the years 2021 through 2032 if unused.

The Company also has foreign net operating loss carryforwards of approximately $9.5 million, which have no expiration date.

The Company also had credit carryforwards of approximately $2.8 million for federal income tax purposes, and $5.5 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2013 through 2032 if unused.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.
Effective July 1, 2007, Adept adopted ASC Topic 740-10, Accounting for Uncertainty in Income Taxes. The process involves evaluating if the income tax position will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2012 the Company had $8.1 million of unrecognized tax benefits of which $0.4 million, if recognized, would reduce the Company’s effective tax rate.
Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1998 to 2012 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2012 remain open to examination by the foreign tax authorities or until the statute of limitations lapses in each jurisdiction.
Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2012, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $32,000. The Company expects an increase to the estimated amount of the liability associated with its uncertain tax position within the next twelve months of approximately $142,000.

The following table summarizes the activity related to Adept’s unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2012	2011	2010
Beginning balance	$8,254	$7,101	$7,956
Increases related to prior year tax positions	19	412	—
Decreases related to prior year tax positions	—	—	(964)
Increases related to current year tax positions	61	741	109
Decreases related to lapse of state limitations	(271)	—	—
Ending balance	$8,063	$8,254	$7,101

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of June 30, 2012, there is no cumulative amount of earnings upon which U.S. income taxes have not been provided.

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

The following table summarizes the Company’s segment results (in thousands):

	Fiscal Years Ended
	June 30, 2012	June 30, 2011
Revenue:
Robotics	$54,815	$45,129
Services and Support	11,404	12,376
Total revenue	$66,219	$57,505
Operating income (loss):
Robotics	$9,461	$4,195
Services and support	2,837	2,511
Segment profit	12,298	6,706
Unallocated research, development and engineering and selling, general and administrative expenses	(13,713)	(12,203)
Restructuring charges, net	(1,256)	(662)
Amortization of other intangible assets	(466)	(349)
Interest expense, net	(250)	(124)
Currency exchange loss	(732)	(188)
Loss before income taxes	$(4,119)	$(6,820)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table (in thousands):

	Fiscal Years Ended June 30,
	2012	% of total	2011	% of total
Revenue:
United States	$18,259	28%	$16,728	29%
Europe	32,212	49%	29,185	51%
Asia	12,815	19%	10,581	18%
Other countries	2,933	4%	1,011	2%
Total International	47,960	72%	40,777	71%
Total	$66,219	100%	$57,505	100%

Assets
The following table summarizes the Company’s long-lived asset balances as follows (in thousands):

	June 30, 2012	June 30, 2011
Long-lived assets:
United States	$1,997	$1,492
All other countries	416	396
Total long-lived assets	$2,413	$1,888
Goodwill
At June 30, 2012, Adept had $3.0 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010, and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.

12.	Subsequent Events
Fiscal 2012 and 2013 Performance Plans
On September 20, 2012, the Compensation Committee of the Board adopted the Fiscal 2013 Performance Plan pursuant to which 170,000 restricted shares may be granted under the 2005 Equity Incentive Plan following fiscal 2013 if certain performance criteria are met. The Company will measure performance using an adjusted EBITDA measurement similar to that used for prior performance plans but without making an adjustment to EBITDA for restructuring expense (if any). The Compensation Committee also granted 175,000 restricted shares to participants in the Fiscal 2012 Performance Plan on a discretionary basis as the plan's adjusted EBITDA target was not met but adjusted EBITDA excluding currency expense exceeded plan targets
Executive Officer Compensation
On September 20, 2012, the Compensation Committee of the Board approved fiscal 2013 salaries for its executive officers, including a 10% salary reduction from fiscal 2012 salary levels to lower the operating expenses of the Company to help offset the impact of the slowdown in orders seen in the first fiscal quarter of 2013.  This reduction will be evaluated by the Compensation Committee during fiscal 2013 on the basis of the Company's revenue and expenses later in fiscal 2013.
Private Placement of Preferred Stock
On September 18, 2012, the Company issued 8,000 shares of Preferred Stock, at a price of $1,000 per share to Hale Capital for total gross proceeds to the Company of $8 million. The Preferred Stock was offered and sold to Hale Capital pursuant to an exemption from registration with the SEC under Rule 506 under the Securities Act of 1933, as amended. The Company received net proceeds of approximately $$7.6 million from the issuance of the Preferred Stock, after deducting estimated expenses payable by the Company. The total number of shares of Common Stock issuable upon conversion of the Preferred Stock and as dividends is not to exceed 19.9% of the Company's currently outstanding shares of Common Stock. Holders of Preferred Stock will be entitled to receive dividends payable quarterly in arrears payable, at the election of the Company either in cash or, subject to certain equity conditions, in Common Stock. Dividends on the Preferred Stock will accrue at Prime Rate

(Wall Street Journal Eastern Edition) plus 3% (up to a maximum amount of 4%).
Each share of the Preferred Stock will be convertible, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, the Common Stock price exceeds the “Applicable Percentage” (meaning, 200% from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions providing that such shares of Common Stock issued upon conversion can be immediately saleable by the holders (the Equity Conditions”), the Company can convert the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of the Common Stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of the Common Stock is more than 110% of the conversion price for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the shares for cash at the same price subject to agreement of the Holder.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the Preferred Stock in accordance with its obligations, the Holders may require the Company to redeem all or some of the Preferred Stock at a price equal to 100% of the conversion amount, and in certain events, the higher trading price of the Common Stock underlying the Preferred Stock between the date of the redemption notice and redemption, plus accrued and unpaid dividends.
On or after September 30, 2016, each holder can require the Company to redeem its Preferred Stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Election of Director
On September 18, 2012, Martin Hale Jr. became a member of the Adept Board of Directors. Mr. Hale was designated by Hale Capital as a nominee for election to serve on the Board pursuant to its rights in the Side Letter Agreement entered into in connection with Adept's preferred stock financing consummated on the same date.
Amendments to Silicon Valley Bank Loan Agreements
On September 5 and September 18, 2012, Adept entered into amendments to its Loan and Security Agreement, dated May 1, 2009 (as previously amended), for its revolving line of credit with Silicon Valley Bank (“SVB”). The revolving line of credit and recent amendments are also described in this annual report on Form 10-K under the section entitled “Liquidity and Capital Resources”.
The September 18, 2012 amendment modified the financial covenants Adept must meet during the term of the Revolving Line. As modified, Adept must maintain (a) liquidity (domestic cash plus the available domestic borrowing base, measured monthly) of at least $5 million (previously $3.5 million), and (b) minimum aggregate rolling six-month EBITDA (measured at the end of each fiscal quarter for the six months ending on such date and applying the EBITDA definition set forth in the Loan and Security Agreement) equal to or exceeding specified amounts for each quarter (which are lower than the amounts applicable prior to this amendment). The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.
The Loan and Security Agreement requires Adept to cause its U.S. customers to transmit payments on accounts receivable to a lockbox account at SVB. During the second quarter of 2012, SVB began applying all qualifying daily domestic cash receipts on either the next or second business day to repay outstanding obligations under the Loan and Security Agreement with any excess transferred to Adept's deposit account with SVB. In February 2012, the Loan and Security Agreement was amended to perpetuate this mechanism for applying cash receipts and remove the threshold that previously triggered it. The September 18, 2012 amendment reinstituted a new threshold so that Adept is no longer automatically subject to this mechanism, and will become subject to it if Adept fails to meet the threshold. Under this amendment, if Adept's liquidity (domestic cash plus the available domestic borrowing base) is $7.5 million or above and there is no event of default under the revolving line, SVB will transfer all collections from the lockbox account to Adept's deposit account. If Adept's liquidity falls below $7.5 million, SVB will first apply all collections from this lockbox account toward repayment of Adept's obligations to SVB, and then transfer any excess to Adept's designated deposit account with SVB. Adept may continue to borrow funds under the revolving line if there is available borrowing base to do so, and Adept meets the other conditions precedent for borrowing set forth in the loan documents. A collateral monitoring fee of $850 per month, which was payable every month pursuant to the February 2012 amendment, is now payable only if Adept's liquidity falls below $7.5 million and if there is any principal or interest outstanding under the revolving line of credit during the month.
The September 5 amendment modifies certain covenants in the revolving line to permit Adept to meet dividend payment and mandatory redemption provisions under the terms, rights, obligations and preferences of the preferred stock issued to Hale Capital. This amendment also requires SVB approval before certain specified types of changes may be made to the terms, rights, obligations and preferences of the preferred stock.
Adept paid a $25,000 fee to SVB in September 2012, and will pay certain bank expenses, in connection with entry into the September amendments.

SCHEDULE II
ADEPT TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2011:
Allowance for doubtful accounts	$505	$495	$(302)	$698
Year ended June 30, 2012:
Allowance for doubtful accounts	$698	$150	$(219)	$629

(1)	Includes write-offs, net of recoveries.