Form 10-Q
period 2012-09-29
ADEPT TECHNOLOGY INC
filed 2012-11-13
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of November 8, 2012 was 10,741,192.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 29, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,755	$8,722
Accounts receivable, less allowance for doubtful accounts of $639 and $629 at September 29, 2012 and June 30, 2012, respectively	9,997	11,905
Inventories	8,842	7,954
Other current assets	614	514
Total current assets	32,208	29,095
Property and equipment, net	2,080	2,292
Goodwill	2,967	2,967
Other intangible assets, net	1,569	1,686
Other assets	125	121
Total assets	$38,949	$36,161
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,561	$6,183
Line of credit	4,063	5,500
Accrued payroll and related expenses	2,008	2,006
Accrued warranty expenses	1,190	1,243
Deferred revenue	294	280
Accrued income tax, current	32	80
Other accrued liabilities	1,155	1,680
Total current liabilities	14,303	16,972
Long-term liabilities:
Deferred income tax, long-term	415	399
Long-term obligations	410	446
Total liabilities	15,128	17,817
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at September 29, 2012	7,608	—
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 10,732 shares issued and 10,727 shares outstanding at September 29, 2012 and 10,534 shares issued and 10,529 shares outstanding at June 30, 2012	177,878	177,446
Treasury stock, at cost, 5 shares at September 29, 2012 and June 30, 2012	(42)	(42)
Accumulated deficit	(162,064)	(159,004)
Accumulated other comprehensive income (loss)	441	(56)
Total stockholders’ equity	16,213	18,344
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$38,949	$36,161
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	September 29, 2012	October 1, 2011
Revenues	$11,370	$16,619
Cost of revenues	6,661	9,345
Gross margin	4,709	7,274
Operating expenses:
Research, development and engineering	2,130	2,196
Selling, general and administrative	5,157	5,396
Restructuring charges	3	—
Amortization of other intangible assets	117	117
Total operating expenses	7,407	7,709
Operating loss	(2,698)	(435)
Interest expense, net	(9)	(55)
Foreign currency exchange loss	(366)	(100)
Loss before income taxes	(3,073)	(590)
Provision for (benefit from) income taxes	(13)	29
Net loss	$(3,060)	$(619)
Basic and diluted net loss per share	$(0.29)	$(0.07)
Number of shares used in computing basic and diluted net loss per share amounts	10,536	9,247
Comprehensive loss:
Net loss	$(3,060)	$(619)
Foreign currency translation adjustment	497	(756)
Total comprehensive loss	$(2,563)	$(1,375)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended
	September 29, 2012	October 1, 2011
Operating activities
Net loss	$(3,060)	$(619)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	16	—
Depreciation	243	284
Gain on disposal of property and equipment	(49)	—
Stock-based compensation	336	552
Amortization of other intangible assets	117	117
Net changes in operating assets and liabilities:
Accounts receivable, net	2,123	(447)
Inventories	(743)	(1,635)
Other current assets	(104)	(208)
Accounts payable	(629)	(4)
Other accrued liabilities and deferred revenues	(581)	980
Accrued restructuring charges	(57)	(51)
Other long-term liabilities	(21)	(45)
Net cash used in operating activities	(2,409)	(1,076)
Investing activities
Purchase of property and equipment	(41)	(260)
Proceeds from sale of property and equipment	96	—
Net cash provided by (used in) investing activities	55	(260)
Financing activities
Principal payments on line of credit, net	(1,437)	—
Principal payments on capital lease	(18)	(14)
Principal payments on long-term obligations	(6)	(27)
Proceeds from employee stock incentive program and employee stock purchase plan	96	25
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	7,608	—
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	—	(26)
Net cash provided by (used in) financing activities	6,243	(42)
Effect of exchange rates on cash and cash equivalents	144	(107)
Net increase (decrease) in cash and cash equivalents	4,033	(1,485)
Cash and cash equivalents, beginning of period	8,722	8,627
Cash and cash equivalents, end of period	$12,755	$7,142
Cash paid during the period for:
Interest	$61	$56
Taxes	$21	$7
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$18	$95
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
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in Adept Technology, Inc.’s (“Adept” or the “Company”) Annual Report on Form 10-K as filed with the SEC on September 24, 2012.
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
Certain reclassifications have been made to prior-period balances to present the financial statements on a consistent basis with the current fiscal year presentation. Such reclassifications have not changed previously reported net income (loss) or shareholders' equity.
2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock on a limited basis to executive and certain non-executive employees as incentive compensation. Option awards are granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an ESPP and two equity compensation plans currently in effect, which are the 2003 Stock Option Plan and 2005 Equity Incentive Plan. As of September 29, 2012, there were 422,328 shares available for issuance under the 2008 Employee Stock Purchase Plan and the outstanding options, restricted shares, and available shares remaining for issuance are as follows:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	369,710	11,193
2005 Equity Incentive Plan	1,033,963	529,064
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan which has 23,089 shares subject to outstanding options; the 1995 Director Stock Option Plan which has 1,200 shares subject to outstanding options; the 2001 Stock Option Plan which has 88,000 shares subject to outstanding options; and the 2004 Director Option Plan which has 107,000 shares subject to outstanding options.
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
The Company recognizes the fair value of stock-based compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the three months ended September 29, 2012 has been accounted for as an equity instrument.
The Company recorded $0.3 million and $0.6 million of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the three months ended September 29, 2012 and October 1, 2011, respectively, for its stock plans, ESPP, and acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans for the three months ended September 29, 2012 and October 1, 2011 were $2.42 and $2.56, respectively. There were no shares purchased under the ESPP for the three months ended September 29, 2012 and October 1, 2011.  Starting January 1, 2010, ESPP shares are issued in April and November.
The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Three Months Ended
	September 29, 2012	October 1, 2011
	Equity Incentive and Stock Option Plans	Equity Incentive and Stock Option Plans
Average risk free interest rate	0.53%	0.69%
Expected life (in years)	5.97	5.78
Expected volatility	80%	82%
Dividend yield	0%	0%
The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options or ESPP shares by Adept’s employees and is indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares. Starting January 1, 2010, ESPP shares are issued in April and November.
For the three months ended September 29, 2012 and October 1, 2011, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of September 29, 2012 and changes during the three months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,473	$5.11
Granted	209	$3.60
Exercised	(30)	$3.20
Forfeited or Expired	(30)	$3.86
Outstanding at September 29, 2012	1,622	$4.98	6.12	$603
Vested/Expected to Vest at September 29, 2012	1,585	$5.00	6.07	$590
Exercisable at September 29, 2012	1,041	$5.65	5.03	$373
A summary of restricted stock activity under the 2005 Equity Incentive Plan as of September 29, 2012 and changes during the three months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2012	—	$—
Awarded	178,000	4.31
Forfeited due to cancellation or for taxes	(10,000)	4.31
Balance at September 29, 2012	168,000	$4.31
As of September 29, 2012, there was $1,415,619 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal 2016, with a weighted average remaining period of 1.34 years for stock options and 0.88 years for stock awards.
In fiscal 2010 and fiscal 2011, Adept issued an aggregate of 468,956 shares of unregistered restricted stock outside of the equity incentive plans in connection with the acquisitions of MobileRobots Inc. ("MobileRobots") and InMoTx, Inc. ("InMoTx"), which were accounted for as compensation. The 468,956 shares do not include shares issued and accounted for as merger consideration, and the complete stock issuance information for each merger is discussed in Note 15 to the Notes to Condensed Consolidated Financial Statements.
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest one-third on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of stockholders receiving such shares, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 15 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of September 29, 2012, there were 7,603 shares issued in connection with the merger remaining to vest under this agreement.
In fiscal 2011, the Company also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to its chief technology officer to vest on the third anniversary of the acquisition, contingent upon his continued employment and subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares vested on June 30, 2012, upon satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no shares remaining to vest under this agreement.
Total common shares outstanding at September 29, 2012 were 10,726,841.

3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At September 29, 2012 and June 30, 2012, the Company had $12.8 million and $8.7 million, respectively, in cash and cash equivalents.
Realized gains or losses, interest, and dividends are included in interest income.
4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	September 29, 2012	June 30, 2012
	(unaudited)
Raw materials	$5,733	$5,573
Work-in-process	837	331
Finished goods	2,272	2,050
Total inventory	$8,842	$7,954

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	September 29, 2012	June 30, 2012
	(unaudited)
Machinery and equipment	$5,106	$5,097
Computer equipment	5,460	5,449
Software development costs	2,688	2,688
Office furniture and equipment	1,042	1,007
	14,296	14,241
Less accumulated depreciation	(12,216)	(11,949)
Net property and equipment	$2,080	$2,292

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
On June 25, 2010, Adept acquired MobileRobots. Goodwill of $1.2 million and intangible assets of $1.2 million were acquired as a result of the acquisition. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years, and $340,000 was assigned to the customer base to be amortized over three years.

Intangible assets subject to amortization as of September 29, 2012 and June 30, 2012 were as follows (in thousands):

	September 29, 2012			June 30, 2012
	(unaudited)
	Gross Assets	Accumulated Amortization	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(268)	$562	$830	$(238)	$592
Customer Base, MobileRobots	340	(254)	86	340	(226)	114
Developed Technology, InMoTx	1,100	(275)	825	1,100	(236)	864
Trademarks/Trade names, InMoTx	231	(135)	96	231	(115)	116
Total	$2,501	$(932)	$1,569	$2,501	$(815)	$1,686
Amortization expense totaled $117,000 for the three months ended September 29, 2012 and October 1, 2011, respectively.

A summary of future amortization as of September 29, 2012 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(86)	$(562)
Customer Base, MobileRobots	(86)	—	—	—	—	(86)
Developed Technology, InMoTx	(157)	(157)	(157)	(157)	(197)	(825)
Trademarks/Trade names, InMoTx	(77)	(19)	—	—	—	(96)
Total	$(439)	$(295)	$(276)	$(276)	$(283)	$(1,569)

In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012 and were completed as of June 30, 2012. Due to these restructuring activities and resulting revised revenue projection for the division, the Company performed a goodwill and intangible impairment evaluation as of June 30, 2012, and concluded there was no impairment. An impairment analysis is performed on an annual basis or as required in connection with the occurrence of a relevant event or circumstance, such as a restructuring.

7. Financing Arrangements
Redeemable Convertible Preferred Stock
On September 18, 2012, the Company issued 8,000 shares of the Company's preferred stock, par value $0.001 per share (the "Preferred Stock"), at a price of $1,000 per share to Hale Capital Partners, LP ("Hale Capital"). The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting expenses paid by the Company.
Holders of Preferred Stock (the "Holders") are entitled to receive dividends payable quarterly in arrears, at the election of the Company either in cash or, subject to certain equity conditions, in common stock. Dividends on the Preferred Stock accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% (up to a maximum amount of 4%). The interest rate for the first quarter of fiscal 2013 was 4%.
Each share of the Preferred Stock will be convertible, at the option of the Holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, the Company's common stock price exceeds the “Applicable Percentage” (meaning, 200% from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions providing that such shares of common stock issued upon conversion can be immediately saleable by the Holders (the "Equity Conditions”), the Company can convert the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of the Company's common stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of the Company's common stock is more than 110% of the conversion price for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the

Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion amount equal to the Volume Limit per month, subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the shares for cash at the same price subject to agreement of the Holder.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the Preferred Stock in accordance with its obligations, the Holders may require the Company to redeem all or some of the Preferred Stock at a price equal to 100% of the conversion amount, and in certain events, the higher trading price of the Company's common stock underlying the Preferred Stock between the date of the redemption notice and redemption, plus accrued and unpaid dividends.
On or after September 30, 2016, each Holder can require the Company to redeem its Preferred Stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Silicon Valley Bank Line of Credit
Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, Adept entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. The loan documents have been amended in previous quarters, and on September 5 and September 18, 2012, Adept entered into further amendments to the May 2009 Loan and Security Agreement. The revolving line of credit and recent amendments are also described in this Quarterly Report on Form 10-Q under the section entitled "Liquidity and Capital Resources".
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
Adept paid a $25,000 fee and certain bank expenses to SVB in September 2012 in connection with entry into the September amendments. Please refer to the audited consolidated financial statements and Note 6 thereto for the fiscal year ended June 30, 2012 included in Adept's Annual Report on Form 10-K as filed with the SEC on September 24, 2012 for additional disclosures regarding the revolving line of credit.

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
Changes in the Company’s warranty liability for the three-months ended September 29, 2012 and October 1, 2011 are as follows (in thousands):

	Three Months Ended
(unaudited)	September 29, 2012	October 1, 2011
Balance at beginning of period	$1,243	$1,116
Provision for warranties issued	114	210
Warranty claims	(167)	(166)
Balance at end of period	$1,190	$1,160
9. Legal Proceedings
From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition, or results of operations.
Adept has in the past received communications from third parties asserting that it has infringed upon certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the Company, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
The Company recorded a tax benefit of $13,000 for the three months ended September 29, 2012 primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax provision of $29,000 for the three months ended October 1, 2011 primarily due to foreign tax of certain foreign entities, state minimum taxes, and state gross receipt taxes.
The Company had gross unrecognized tax benefits of approximately $8.1 million as of September 29, 2012 and June 30, 2012. Approximately $7.7 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.4 million would benefit the income tax provision.  In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2012 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2012 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 29, 2012, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $36,000.

11. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended
(unaudited)	September 29, 2012	October 1, 2011
Net loss	$(3,060)	$(619)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted net loss per share amounts	10,536	9,247
Basic and diluted net loss per share	$(0.29)	$(0.07)
The computation of diluted net loss per share for the three months ended September 29, 2012 does not include 1,057,545 options to purchase shares and 181,898 shares of unvested restricted stock. The computation of diluted net loss per share for the three months ended October 1, 2011 does not include 880,151 options to purchase shares and 298,847 shares of unvested restricted stock.
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

	Three Months Ended
(unaudited)	September 29, 2012	October 1, 2011
Revenues:
Robotics	$8,852	$13,367
Services and Support	2,518	3,252
Total revenues	$11,370	$16,619
Segment operating income (loss):
Robotics	$(644)	$1,722
Services and Support	890	873
Segment operating income	246	2,595
Unallocated research, development and engineering and general and administrative expenses	(2,824)	(2,913)
Restructuring charges	(3)	—
Amortization of intangible assets	(117)	(117)
Operating loss	(2,698)	(435)
Net interest expense	(9)	(55)
Foreign currency exchange loss	(366)	(100)
Loss before income taxes	$(3,073)	$(590)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended
(unaudited)	September 29, 2012	October 1, 2011
Revenues:
United States	$3,751	$3,512
Europe	5,340	8,391
Asia	1,908	4,161
All other countries	371	555
Total	$11,370	$16,619

(unaudited)	September 29, 2012	June 30, 2012
Long-lived tangible assets:
United States	$1,785	$1,997
All other countries	420	416
Total long-lived tangible assets	$2,205	$2,413
Adept’s revenues are reported by geographic region based on the ship-to location of the customer order. Revenues by country are broken out when they exceed 10% of total revenue or deemed useful.
Goodwill
At September 29, 2012, Adept had $3.0 million in goodwill related to the acquisition of MobileRobots in the fourth quarter of fiscal 2010 and the acquisition of InMoTx in the third quarter of fiscal 2011. All of the goodwill is carried in the Robotics segment and none is allocated to the Service and Support segment.

13. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $366,000 and $100,000 for the three months ended September 29, 2012 and October 1, 2011, respectively.
The foreign currency transaction losses recorded in the three months ended September 29, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
The foreign currency transaction losses recorded in the three months ended October 1, 2011 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen.
14. Restructuring Charges
Operationally, from time to time Adept has undertaken restructuring and other cost reduction actions to support its financial model, which emphasizes cost efficiency balanced with investments in the Company's products and revenue generating activities. The Company remains committed to managing its business to generate cash. In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into its Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012 and were completed as of June 30, 2012.
During the three months ended September 29, 2012, the Company incurred $3,000 in restructuring charges related to trailing costs for the consolidation of the InMoTx operations.
Due to the restructuring activities and the resulting revised revenue projection for the division, the Company performed a goodwill and intangible impairment evaluation as of June 30, 2012 and concluded there was no impairment. An impairment analysis is performed on an annual basis or as required in connection with the occurrence of a relevant event or circumstance, such as a restructuring.
15. Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before its consolidation, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
Pursuant to the terms of the merger agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares were subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an 18-month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, the fair value of which was $0 at September 29, 2012.
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target date specified in the merger agreement. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate his employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares vested on June 30, 2012, upon the satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no shares remaining to vest under this agreement. In addition, any contingent annual cash payments of 2% of revenues to the same officer will be recognized as compensation expense when and if the revenue targets specified in the merger agreement are met.

Including cash paid upon the acquisition of $1.5 million, the total value of merger consideration recognized upon the acquisition of InMoTx was $2.6 million.
The selling stockholders of InMoTx agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement for losses up to $1.0 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The indemnification obligations expired in January 2012, with certain exceptions for core corporate and intellectual property representations, taxes, fraud, and designated customer claims. In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. In the fourth quarter of fiscal 2012, the indemnification shares were returned to Adept.
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
The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the acquisition date and recognized as a contingent liability. At September 29, 2012, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the merger agreement.
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
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by NASDAQ of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to the stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on $173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of September 29, 2012, there were 7,603 shares remaining to vest under this agreement.
Adept also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011 if certain MobileRobots product revenue targets were met for fiscal 2011. These contingent cash bonus amounts were payable to MobileRobots employees (not solely its stockholders) and generally required continued employment of the potential recipient through the contingent payment period, and therefore qualify as compensation expense, to be recognized in earnings when or if the targets are met. MobileRobots fiscal 2011 revenues met the minimum revenue threshold as detailed in the merger agreement and a bonus of $100,000 was accrued in the fourth quarter of fiscal 2011 and paid in the first quarter of fiscal 2012.
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of 18 months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud, which expired during fiscal 2012. The indemnification for the core corporate and intellectual property representations expired during fiscal 2012 and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to the release schedule. As of September 29, 2012, there were 6,293 shares remaining for release with final release on June 24, 2013.
During fiscal 2011, the Company concluded that the restricted stock issued in the acquisition in fiscal 2010 and placed into an escrow fund as discussed above, constituted consideration, not compensation, and should be accounted for in shareholders' equity and additional goodwill. This change in accounting for the restricted stock was reflected in the Company's audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011, included in Adept Technology, Inc.’s Annual Report on Form 10-K as filed with the SEC on September 6, 2011.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At June 25, 2010

Current assets	$1,196
Property and equipment	91
Intangible assets	1,170
Goodwill	1,186
Total assets acquired	$3,643

Current liabilities	$515
Long-term debt	10
Total liabilities assumed	$525

Net assets acquired	$3,118

Intangible assets of $1.2 million consist of $830,000 in developed technology and patents, and $340,000 in customer base. The developed technology and patents were valued using the relief from royalty method, using a rate of 3.5% based upon third-party licensing agreements and industry guidelines for the developed technology. The MobileRobots customer base was valued using the multi-period excess earnings method (“MPEEM”), which values an asset by discounting the future economic benefits of the customer base. Of the total purchase consideration, $1.2 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed.

In addition, at June 30, 2011, the Company increased the MobileRobots purchase price allocation for goodwill by $307,000 to record a reduction in deferred tax assets related to the completion of the MobileRobots tax return filings for 2010.
16. Leases
Adept's headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 total square feet in Pleasanton, California. The first lease agreement, which is related to Adept's principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years ending December 31, 2015, and an option to extend for an additional five-year period. Annual rent payments were $690,826 initially in 2009, subject to a 3% annual increase. During the second quarter of fiscal 2012, Adept received a four-month rent abatement on this lease in exchange for the removal of a clause in the lease which allowed for termination by the lessee on the fifth year, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000. The second leased building is located near Adept's executive offices and is used for the Company's manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term ending January 2014, with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Shanghai, China, and Singapore. All of Adept's facilities are used by both of the Company's two reportable business segments.
At September 29, 2012, Adept had one material capital lease obligation with a bargain purchase option totaling $1.00, which is included in other accrued liabilities and other long-term liabilities. The lease term is for three years, and bears an implied interest rate of 9.437%.
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of September 29, 2012 follows (in thousands):

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$6,010	$2,010	$1,561	$1,515	$528	$396
Capital Lease Obligations	263	166	77	20	—	—
Total	$6,273	$2,176	$1,638	$1,535	$528	$396

17. Subsequent Events
Restructuring and Cost Reduction Actions
Due to the decline in the Company's revenues in the first quarter of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the Company is defining a comprehensive restructuring  to more closely align the Company's spending levels with the Company's near-term revenue expectations to commence in mid-November. The restructuring is expected to include consolidating facilities, headcount reductions, streamlining operations and eliminating duplicate functions, and is currently expected to be completed within the remainder of fiscal 2013.   As of the date hereof, the Company is unable to determine the estimated costs, or range of costs, associated with the various actions contemplated to be taken in connection with the restructuring or the total amount of the charge that will result in future cash expenditures.
Reduction in Director Compensation
On November 9, 2012, Adept's Board of Directors approved the reduction of the cash compensation payable to its members for service on the Board of Directors in an amount equal to approximately 40% of the previously approved compensation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	sources of revenues and anticipated revenues, including the contribution from new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements and requirements of our credit facility;

•	the timing and impact of the Company's decisions to engage in restructuring actions and other expense-related matters;

•	our ability to successfully integrate and grow our new and acquired businesses;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services; and

•	plans for future acquisitions of products, technologies and businesses.
In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed on September 24, 2012. Statements made in this report represent our estimates and assumptions only as of the date of this report.
In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.
OVERVIEW
We provide intelligent robotics systems, the core of which are, our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. We also have autonomous robot and fleet management capabilities that enhance our offerings for target markets. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.
Strategy
Our strategy focuses on a few specific industries where the use of automation is expected to grow over the long term and where we can provide significant product differentiation. This strategy reflects our belief that new opportunities exist in the expansion of application level solutions in vertical markets, where automation has been largely non-existent or extremely inflexible. The markets we have targeted are: mobile automation, packaging, clean-tech industries such as semiconductor and solar, and medical. Currently, we are focusing the majority of our investment on our MobileRobots technology for mobile automation and on applications for the packaging market, as we believe these markets hold significant near-term growth opportunities.
We have invested significantly in our MobileRobots technology to take advantage of emerging opportunities for mobile automation applications across a number of vertical industries, including medical, logistics and solar manufacturing. In February 2012, we launched the new Adept Courier, a small autonomous robotic vehicle that performs everyday tasks such as moving goods, materials, samples or parts around an office or production environment. Currently, we are developing a new, internally designed mobile robot platform that initially will be targeted to clean-tech manufacturing markets, which we expect to launch during fiscal 2013. A fleet of robots, along with appropriate control software, is typically needed to effectively solve the common logistics problems found in mobile automation environments. We, therefore, believe our unique mobile robot technology has tremendous long-term potential across a wide range of environments. We further believe that over time, our mobile automation business will be characterized by larger average order sizes and better visibility than our traditional businesses.
The packaging market has continued to increase its use of automation even during the last few years of worldwide economic weakness, and our Quattro robot has been well received in this market. We believe our acquisition of InMoTx in January 2011 further strengthened our capabilities in the packaging market, as InMoTx has differentiated technology for global food processing applications. Our solutions using the Quattro also change the nature of our standard business model, as order sizes for our packaging robot platform, known as an automation cell, are typically larger than our normal component sales, revenues are received in installments over the project term and deferred until recognizable, and each cell includes high-margin consumable grippers that must be replaced periodically over the life of the cell, generating a secondary revenue stream.

Another area that we believe holds long-term growth opportunity for Adept is the worldwide solar market. While this sector is proving to be inconsistent in the pace of its growth, we have achieved initial customer design wins that provide a base for future sales as solar product manufacturers begin to equip their automation facilities and ramp up their production operations. Also, in June 2011 we opened a new sales and service office in Shanghai with the aim of capitalizing on the rapid development of industrial automation in China. This office allows us to be more visible and to provide better access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned and we believe significant long-term opportunity exists.
Included in our growth strategy is an ongoing search for possible businesses, product lines or technologies for partnership or collaboration. Our focus is on pursuing partnerships that would broaden our solutions capabilities, further strengthen our position in key markets, increase our revenues and expand our operational scale.
Acquisitions
InMoTx
On January 10, 2011, we acquired InMoTx, Inc. (“InMoTx”), a privately-held Danish provider of robotic platform solutions and gripping technology for the global food processing market, pursuant to a merger agreement dated January 4, 2011, under which we paid $1.5 million in cash and issued 199,979 shares of our common stock to InMoTx shareholders, of which all shares were made subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an 18 month period. Adept also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and the remaining 19,500 shares vested on June 30, 2012, upon the satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no shares remaining to vest under this agreement.
In the third quarter of fiscal 2012, we agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. Of the 199,979 shares issued on the merger date for the acquisition of InMoTx, 119,145 shares were forfeited by the holders and returned to Adept in the fourth quarter of fiscal 2012.
We also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date, the fair value of which at September 29, 2012 was $0. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012. See Note 15 to the Consolidated Financial Statements for further information regarding the acquisition of InMoTx.
MobileRobots
On June 25, 2010, we acquired MobileRobots Inc. (“MobileRobots”), a privately-held provider of autonomous robot and automated guided vehicle technologies based in New Hampshire, pursuant to a merger agreement dated June 13, 2010, under which we paid approximately $1.0 million in cash and issued 763,359 shares of Adept Common Stock. Adept also agreed to pay bonus amounts in cash up to an aggregate $320,000 to employees of MobileRobots after fiscal 2011, if certain MobileRobots product revenue targets were met for fiscal 2011. MobileRobots fiscal 2011 revenues met the minimum revenue threshold defined in the merger agreement, and a bonus of $100,000 was paid in the first quarter of fiscal 2012.
The results of MobileRobots' operations have been included in our consolidated financial statements since June 25, 2010. See Note 15 to the Consolidated Financial Statements for further information regarding the acquisition of MobileRobots.
Trends in Our Business
During the first quarter of fiscal 2013, our revenues decreased 32% compared with the same period in the previous fiscal year, primarily as a result of cyclical and economic downturns in our traditional markets in Europe and Asia, and due to the timing of demand cycles and orders in our target growth markets of packaging and solar.
Sales to disk drive customers in Asia were significantly impacted in the fiscal 2013 first quarter as the industry entered a cyclical downturn, following approximately three quarters of capital investment. The disk drive industry commonly experiences cycles of capital investment and absorption, which are unpredictable in terms of timing and duration. Given this unpredictability, we currently expect our disk drives sales to experience only modest growth from their current lower levels during the remainder of fiscal 2013.

Similarly, sales to the solar market were negatively impacted in the fiscal 2013 first quarter due to a lower level of capital investment in the period, which we expect will continue for the next one to two quarters.
In our target packaging market, during the fiscal 2013 first quarter we experienced a lengthening of sales cycles in Europe as businesses became more cautious due to the weakening economic environment, and U.S. sales also were affected by delays in the timing of orders. Europe in general was very weak in the 2013 first quarter due to economic uncertainty, and our sales decreased sharply across our traditional markets including automotive, appliance and consumer goods, with sales to the solar market also decreasing. These unfavorable trends, driven largely by economic and cyclical patterns, are unlikely to resolve in the fiscal 2013 second quarter and we therefore expect that our sales will continue to be under pressure until our markets regain the confidence needed for capital investment.
Europe historically has accounted for more than half of our total annual sales and therefore economic weakness in Europe has a disproportionate impact on our overall performance. We are focused on diversifying our revenue base and increasing activity in other regions. Our mobile automation business currently is focused on the U.S. market where there is opportunity in both the commercial and research environments. We have continued to build our customer base in the research sector, which includes universities, labs and similar environments, and are making investments in our new mobile robot platform that initially will be aimed at commercial environments. We believe that there is significant long-term potential for Adept to address material handling applications in the medical, semiconductor, industrial and other markets with differentiated mobile automation technology and expertise.
Restructuring and Cost Reduction Actions
Due to the decline in the Company's revenues in the first quarter of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the Company is defining a comprehensive restructuring  to more closely align the Company's spending levels with the Company's near-term revenue expectations to commence in mid-November. The restructuring is expected to include consolidating facilities, headcount reductions, streamlining operations and eliminating duplicate functions, and is currently expected to be completed within the remainder of fiscal 2013.   As of the date hereof, the Company is unable to determine the estimated costs, or range of costs, associated with the various actions contemplated to be taken in connection with the restructuring or the total amount of the charge that will result in future cash expenditures.
Product Developments
During the first quarter of fiscal 2013, we introduced Adept ClamPAC™, a robotic packaging automation cell that gently packs hinged food packaging known as “clamshells” into cases at high speeds. The application is designed to reduce the total cost of ownership by delivering a standardized, fully-integrated solution that can be dropped into any production line. ClamPAC reduces integration complexity and deployment time for food processors while providing flexibility, dexterity and speed.
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
Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three month period ended September 29, 2012. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2013 first fiscal quarter ended September 29, 2012. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K as filed with the SEC on September 24, 2012.

Revenues. Summary information by segment for the three months ended September 29, 2012 and October 1, 2011 is shown below (in thousands, except %):

	Three Months Ended
Revenue by Segment (unaudited)	September 29, 2012	% Change	October 1, 2011
Robotics
Revenues	$8,852	(34)%	$13,367
Percentage of total revenues	78%		80%
Services and Support
Revenues	2,518	(23)%	3,252
Percentage of total revenues	22%		20%
Total Revenues	$11,370	(32)%	$16,619
For the three months ended September 29, 2012, which was our fiscal 2013 first quarter, revenues were $11.4 million, down 32% from revenues of $16.6 million for the three months ended October 1, 2011, our fiscal 2012 first quarter, as a result of lower sales in both our Robotics and Services and Support segments.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $8.9 million for the fiscal 2013 first quarter, a decrease of 34% from $13.4 million for the same quarter of the prior fiscal year. This decrease primarily was due to a cyclical downturn in the disk drive market, a weaker economy in Europe that affected sales across most of our markets, decreased levels of capital investment in the solar market, and delays of orders for our packaging automation solutions.
Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $2.5 million for the fiscal 2013 first quarter, down 23% from $3.3 million for the fiscal 2012 first quarter as a result of weaker economic conditions in the majority of our markets.
Revenue by geography for the three months ended September 29, 2012 and October 1, 2011 is shown below (in thousands, except %):

	Three Months Ended
Revenue by Geography (unaudited)	September 29, 2012	% Change	October 1, 2011
United States
Revenues	$3,751	7%	$3,512
Percentage of total revenues	33%		21%
Europe
Revenues	$5,340	(36)%	$8,391
Percentage of total revenues	47%		51%
Asia
Revenues	$1,908	(54)%	$4,161
Percentage of total revenues	17%		25%
Other countries
Revenues	$371	(33)%	$555
Percentage of total revenues	3%		3%
Total International Revenues	$7,619	(42)%	$13,107
Percentage of total revenues	67%		79%
Total Revenues	$11,370	(32)%	$16,619
U.S. sales were $3.8 million for the fiscal 2013 first quarter, accounting for 33% of total revenue and up 7% compared with $3.5 million for the first quarter of fiscal 2012. This increase primarily was due to higher sales of our mobile solutions for universities and labs as well as increased sales to the domestic automotive, consumer electronics and appliance markets, partially offset by lower sales of packaging automation solutions and commercial mobile solutions.

Total international sales were $7.6 million for the fiscal 2013 first quarter, accounting for 67% of total revenue and down 42% compared with $13.1 million for the first quarter of fiscal 2012. Performance for individual regions is explained below.
European sales decreased 36% to $5.3 million, and accounted for 47% of total revenue in the fiscal 2013 first quarter compared with the first quarter of the prior fiscal year, reflecting a weaker economic environment across most of the Company's European markets.
Sales from Asia decreased 54% to $1.9 million, and accounted for 17% of total revenue in the fiscal 2013 first quarter compared with the first quarter of the prior fiscal year, when Asia accounted for 25% of total revenue. This change resulted primarily from decreased disk drive sales as this market entered a cyclical downturn.
Revenues from other countries were a relatively small percentage of the Company’s sales in the first quarters of both fiscal 2013 and 2012.
Gross Margin. Summary information on gross margin for the three months ended September 29, 2012 and October 1, 2011 is shown below (in thousands, except %):

	Three Months Ended
(unaudited)	September 29, 2012	% Change	October 1, 2011
Revenues	$11,370		$16,619
Gross profit margin	4,709	(35)%	7,274
Gross margin %	41.4%		43.8%
Gross margin as a percentage of revenues was 41.4% for the fiscal 2013 first quarter, compared to 43.8% for the same period of the previous fiscal year. Lower gross margin in the fiscal 2013 period primarily resulted from poor absorption of manufacturing costs given lower revenue levels and a less favorable product mix.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.
Operating Expenses
Research, Development and Engineering Expenses.
Research, development and engineering expenses for the three months ended September 29, 2012 and October 1, 2011 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	September 29, 2012	% Change	October 1, 2011
Expenses	$2,130	(3)%	$2,196
Percentage of revenues	19%		13%
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
R&D expenses for the fiscal 2013 first quarter were $2.1 million, or 19% of revenues, down 3% from $2.2 million, or 13% of revenues for the first quarter of fiscal 2012 due to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations. We expect R&D expenses to decrease in the near-term as a result of the Company's restructuring plan for the remainder of fiscal 2013.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three months ended September 29, 2012 and October 1, 2011 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	September 29, 2012	% Change	October 1, 2011
Expenses	$5,157	(4)%	$5,396
Percentage of revenues	45%		32%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.2 million, or 45% of revenues for the fiscal 2013 first quarter, down 4% from $5.4 million, representing 32% of revenues for the first quarter of fiscal 2012. The decrease in SG&A expenses in the fiscal 2013 first quarter compared with the prior fiscal year period primarily resulted from lower stock-based compensation expense and increased operational efficiencies. We expect SG&A expenses to decrease in the near-term as a result of the Company's restructuring plan for the remainder of fiscal 2013.
Restructuring Charges. For the first quarter of fiscal 2013, we recorded restructuring charges of $3,000 related to trailing costs associated with the consolidation of our InMoTx operations in Denmark into our California operations, which was initiated at the beginning of our fiscal 2012 second quarter and substantially completed at June 30, 2012, the end of our 2012 fiscal year.
Amortization. Amortization expense was $117,000 in the first quarter of both fiscal 2013 and 2012 and related to the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the third quarter of fiscal 2011.
Stock-Based Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $336,000 and $552,000 for the first quarter of fiscal 2013 and 2012, respectively. Lower stock-based compensation expense during the fiscal 2013 first quarter was due to the absence of stock expense as compared to prior periods which included stock-based compensation expense for grants made in connection with the acquisition of MobileRobots and InMoTx. We did not record an income-tax benefit for stock-based compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards. See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Operating Income (Loss). We recorded an operating loss of $2.7 million for the fiscal 2013 first quarter, compared with an operating loss of $0.4 million for the first quarter of fiscal 2012. The higher operating loss recorded in the first quarter of fiscal 2013 primarily resulted from lower revenues and margin compared with the fiscal 2012 first quarter.
Interest Income (Expense), Net. We recorded interest expense, net of $9,000 for the first quarter of fiscal 2013, compared with $55,000 for the first quarter fiscal 2012. The decrease in interest expense resulted from decreased borrowings under our line of credit during the first quarter of fiscal 2013.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. We recorded a loss on foreign currency transactions of $366,000 and $100,000 for the first quarter of fiscal 2013 and 2012, respectively. The foreign currency transaction losses recorded in the fiscal 2013 first quarter were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollar and payable in yen and realized losses related to non-permanent intercompany debt.
The foreign currency transaction loss recorded in the first quarter of fiscal 2012 was mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen.
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
We recorded a tax benefit of $13,000 and a tax provision of $29,000 for the first quarter of fiscal 2013 and 2012, respectively, which related primarily to taxes in non-US jurisdictions, state minimum taxes and state gross receipt taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents: As of September 29, 2012, cash and cash equivalents were $12.8 million, an increase of $4.1 million from $8.7 million as of June 30, 2012.
Operating Activities: Adept used $2.4 million of cash from operating activities for the three months ended September 29, 2012. Net loss of $3.1 million and other uses of cash in operating activities were offset by non-cash charges, including depreciation and amortization of $0.4 million and stock-based compensation of $0.3 million.
Investing Activities: Adept incurred $41,000 of capital purchases costs during the three months ended September 29, 2012, and received proceeds of $96,000 from sales of property and equipment.
Financing Activities: $6.2 million of cash, net, was provided by financing activities during the three months ended September 29, 2012. $7.6 million was provided from stock offerings, net of issuance costs, as detailed below and proceeds of $96,000 were received from the exercise of options for stock through Adept’s employee stock option program and purchase of stock through Adept's employee stock purchase plan. The Company used $1.4 million to pay down its line of credit with Silicon Valley Bank, ending with a principal balance of $4.1 million and paid $18,000 on capital leases and $6,000 on other long-term borrowings.
Issuance of Preferred Stock
On September 18, 2012, Adept issued 8,000 shares of the Company's preferred stock, par value $0.001 per share (the “Preferred Stock”), at a price of $1,000 per share to Hale Capital Partners, LP. The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting expenses paid by Adept.
Holders of Preferred Stock (the "Holders") are entitled to receive dividends payable quarterly in arrears, at the election of the Company either in cash or, subject to certain equity conditions, in common stock. Dividends on the Preferred Stock accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%. The interest rate for the first quarter of fiscal 2013 was 4%.
Each share of Preferred Stock will be convertible, at the option of the Holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, Adept's common stock price exceeds the “Applicable Percentage” (meaning, 200% from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions providing that such shares of common stock issued upon conversion can be immediately saleable by the Holders (the "Equity Conditions"), the Company can convert the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of its common stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of Adept's common stock is more than 110% of the conversion price for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the shares for cash at the same price subject to agreement of the Holder.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the Preferred Stock in accordance with its obligations, the Holders may require the Company to redeem all or some of the Preferred Stock at a price equal to 100% of the conversion amount, and in certain events, the higher trading price of the Company's common stock underlying the Preferred Stock between the date of the redemption notice and redemption, plus accrued and unpaid dividends.

On or after September 30, 2016, each Holder can require the Company to redeem its Preferred Stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Silicon Valley Bank Line of Credit
We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, we entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. The loan documents have been amended in previous quarters and on September 5 and September 18, 2012, Adept entered into further amendments to the May 2009 Loan and Security Agreement.
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
We also must remain in compliance with various other loan covenants, and Adept's ability to make borrowings is subject to ongoing conditions precedent. These provisions, as well as circumstances under which Adept would be deemed to be in default under the loan documents and the fees payable by Adept in connection with the revolving line, are described in further detail under Liquidity and Capital Resources in Adept's Annual Report on Form 10-K filed September 24, 2012. Adept paid a $25,000 fee and certain bank expenses to SVB in September 2012 in connection with entry into the September amendments.
We were in compliance with the covenants of the loan documents as of September 29, 2012 and June 30, 2012. At September 29, 2012 and June 30, 2012, we had an outstanding principal balance of $4.1 million and $5.5 million, respectively, under the revolving line reflecting net principal repayments from domestic cash receipts and re-borrowing for cash management purposes during fiscal 2012 and the first quarter of fiscal 2013. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.
Liabilities: In connection with the acquisition of InMoTx on January 10, 2011, we established certain contingent liabilities. Contingent consideration payable to the former InMoTx shareholders includes a potential payment in cash equal to 10% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. At September 29, 2012, the fair value of the contingent cash payments was $0. Also related to the acquisition of InMoTx is a potential payment in cash compensation payable to the InMoTx chief technology officer equal to 2% of the amount by which revenue for the three years following the merger date exceeds the revenue threshold specified in the merger agreement. This potential cash payment would be recognized as compensation expense if it is earned. At September 29, 2012, the fair value of the 2% contingent cash payment to the chief technology officer was also $0.
Liquidity: Adept has no off-balance-sheet arrangements, and we believe our cash and cash equivalents, together with funds available under our revolving credit line, will provide us with sufficient liquidity for at least the next 12 months. However, our current cash resources are limited, and we expect to manage cash carefully in the near term to fund our operating requirements.
New Accounting Pronouncements
None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended September 29, 2012, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our former Chief Financial Officer (“Former CFO”), of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our current Chief Financial Officer (“CFO”) have concluded based on this evaluation by the CEO and the Former CFO and the CFO's evaluation thereof, that as of September 29, 2012, Adept's disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the fiscal year ended June 30, 2012, to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption from such requirement.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 29, 2012, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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
From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. We are commencing a restructuring initiative involving cost reduction measures to align our operating costs with our revenue generation. This initiative will involve consolidation of facilities, headcount reduction, elimination of duplicate functions and other actions to streamline our operations. During fiscal 2012, we consolidated our Denmark operations from our InMoTx acquisition into our existing facilities and operations, for which we incurred restructuring expenses in fiscal 2012. To lower our operating costs during fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization and streamlining of our North American operations, and incurred related restructuring expenses. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences. While our restructuring efforts reduced our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our operations and prospects could be harmed.
Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our issuance of Preferred Stock was disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION
Submission of Matters to a Vote of Security Holders
At Adept's 2012 Annual Meeting of Stockholders, held on November 9, 2012, the stockholders of Adept elected seven (7) persons to serve as directors of Adept and ratified the selection of Armanino McKenna LLP to serve as independent auditors of Adept for fiscal 2013, with the following voting results:
a) Election of the following seven (7) directors to serve until the next Annual Meeting of Stockholders or until their successors are duly elected and qualified.

NOMINEE	FOR	WITHHELD	BROKER NON-VOTES	TOTAL
Benjamin A. Burditt	4,223,557	290,927	4,481,508	8,995,992
John Dulchinos	4,233,842	280,642	4,481,508	8,995,992
Martin M. Hale, Jr.	4,233,821	280,663	4,481,508	8,995,992
A. Richard Juelis	4,233,821	280,663	4,481,508	8,995,992
Michael P. Kelly	4,234,121	280,363	4,481,508	8,995,992
Herbert J. Martin	4,233,621	280,863	4,481,508	8,995,992
Robert Richardson	4,233,821	280,663	4,481,508	8,995,992
b) Ratify selection of Armanino McKenna LLP to serve as independent auditors for the fiscal year ending June 30, 2013.

FOR	AGAINST	ABSTAIN	TOTAL
8,983,294	10,471	2,227	8,995,992

Restructuring and Cost Reduction Actions
Due to the decline in the Company's revenues in the first quarter of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the Company is defining a comprehensive restructuring  to more closely align the Company's spending levels with the Company's near-term revenue expectations to commence in mid-November. The restructuring is expected to include consolidating facilities, headcount reductions, streamlining operations and eliminating duplicate

functions, and is currently expected to be completed within the remainder of fiscal 2013.   As of the date hereof, the Company is unable to determine the estimated costs, or range of costs, associated with the various actions contemplated to be taken in connection with the restructuring or the total amount of the charge that will result in future cash expenditures.
Reduction in Director Compensation
On November 9, 2012, Adept’s Board of Directors approved the reduction of the cash compensation payable to its members for service on the Board of Directors as follows:

Annual Board Member Retainer	$18,000
Board Chair Retainer (Additional)	$12,000
Committee Chair Retainers
Audit	$6,000
Compensation	$6,000
Nominating and Corporate Governance Committee (if also serving as Chairman of the Board, receives member fee instead)	$4,000
Strategy & Acquisition Committee	-- (1)
Committee Member Retainers
Audit	$4,000
Compensation	$2,000
Nominating and Corporate Governance Committee	$1,000
Strategy & Acquisition Committee	$1,000(1)

(1)	Mr. Kelly waived Chair and member compensation for
service on the Strategy & Acquisition Committee at the time
of his appointment.

ITEM 6.	EXHIBITS
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

ADEPT TECHNOLOGY, INC.

By:	/S/ MICHAEL SCHRADLE
Michael Schradle
Senior Vice President, Finance and Chief Financial Officer

By:	/S/ JOHN DULCHINOS
John Dulchinos
President and Chief Executive Officer
Date: November 13, 2012

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

3.3
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4
Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012) .

4.1
Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2
Specimen of Preferred Stock Certificate of Adept Delaware.(incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

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

10.1*+	Offer Letter Agreement, dated as of November 5, 2012 between Michael Schradle and Adept Technology, Inc.

10.2*
Separation Agreement and Release of All Claims between Lisa Marie Cummins and Adept Technology, Inc. dated October 4, 2012 (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012).

10.3*+	Summary of Board of Directors Compensation as of November 9, 2012.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-
The following financial information from the Company's quarterly report on Form 10-Q for the period ended September 29, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 29, 2012, and June 30, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended September 29, 2012 and October 1, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 29, 2012 and October 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

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