Form 10-Q
period 2012-12-29
ADEPT TECHNOLOGY INC
filed 2013-02-12
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of February 8, 2013 was 10,742,947.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,948	$8,722
Accounts receivable, less allowance for doubtful accounts of $739 and $629 at December 29, 2012 and June 30, 2012, respectively	9,366	11,905
Inventories	7,730	7,954
Other current assets	539	514
Total current assets	24,583	29,095
Property and equipment, net	1,954	2,292
Goodwill	1,493	2,967
Other intangible assets, net	1,219	1,686
Other assets	127	121
Total assets	$29,376	$36,161
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,663	$6,183
Line of credit	—	5,500
Accrued payroll and related expenses	1,796	2,006
Accrued warranty expenses	1,128	1,243
Deferred revenue	556	280
Accrued income tax, current	69	80
Accrued restructuring	307	28
Other accrued liabilities	1,012	1,652
Total current liabilities	9,531	16,972
Long-term liabilities:
Deferred income tax, long-term	495	399
Long-term obligations	375	446
Total liabilities	10,401	17,817
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at December 29, 2012; Redemption value $8,080 at December 29, 2012	7,713	—
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 10,733 shares issued and 10,728 shares outstanding at December 29, 2012 and 10,534 shares issued and 10,529 shares outstanding at June 30, 2012	178,068	177,446
Treasury stock, at cost, 5 shares at December 29, 2012 and June 30, 2012	(42)	(42)
Accumulated deficit	(167,279)	(159,004)
Accumulated other comprehensive income (loss)	515	(56)
Total stockholders’ equity	11,262	18,344
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,376	$36,161
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Revenues	$10,808	$15,152	$22,178	$31,771
Cost of revenues	7,375	8,644	14,036	17,989
Gross margin	3,433	6,508	8,142	13,782
Operating expenses:
Research, development and engineering	1,909	2,210	4,039	4,406
Selling, general and administrative	4,630	4,776	9,787	10,172
Restructuring charges	392	423	395	423
Amortization of other intangible assets	116	116	233	233
Impairment of intangible assets and goodwill	1,708	—	1,708	—
Total operating expenses	8,755	7,525	16,162	15,234
Operating loss	(5,322)	(1,017)	(8,020)	(1,452)
Interest expense, net	(40)	(58)	(49)	(113)
Foreign currency exchange gain (loss)	262	(121)	(104)	(221)
Loss before income taxes	(5,100)	(1,196)	(8,173)	(1,786)
Provision for income taxes	115	12	102	41
Net loss	$(5,215)	$(1,208)	$(8,275)	$(1,827)
Effects of preferred stock
Less accretion of preferred stock to redemption value	(25)	$—	$(25)	$—
Less undistributed dividends allocated to preferred stockholders	$(80)	$—	$(80)	$—
Net loss attributable to the company's common stockholders	$(5,320)	$(1,208)	$(8,380)	$(1,827)
Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(0.13)	$(0.80)	$(0.20)
Number of shares used in computing basic and diluted net loss per share attributable to common stockholders	10,652	9,467	10,452	9,317
Comprehensive loss:
Net loss	$(5,215)	$(1,208)	$(8,275)	$(1,827)
Foreign currency translation adjustment	74	(135)	571	(891)
Total comprehensive loss	$(5,141)	$(1,343)	$(7,704)	$(2,718)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	December 29, 2012	December 31, 2011
Operating activities
Net loss	$(8,275)	$(1,827)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	96	186
Depreciation	489	502
Gain on disposal of property and equipment	(49)	—
Stock-based compensation	582	854
Amortization of other intangible assets	233	233
Impairment of intangible assets and goodwill	1,708	—
Net changes in operating assets and liabilities:
Accounts receivable, net	2,928	56
Inventories	405	(1,383)
Other current assets	(12)	(157)
Accounts payable	(1,538)	(1,248)
Other accrued liabilities and deferred revenues	(765)	312
Accrued restructuring charges	279	196
Other long-term liabilities	(34)	126
Net cash used in operating activities	(3,953)	(2,150)
Investing activities
Purchase of property and equipment	(103)	(718)
Proceeds from sale of property and equipment	96	—
Net cash used in investing activities	(7)	(718)
Financing activities
Principal payments on line of credit, net	(5,500)	400
Borrowings from long-term obligations	—	86
Principal payments on capital lease	(11)	(22)
Principal payments on long-term obligations	(32)	(28)
Proceeds from employee stock incentive program and employee stock purchase plan	207	105
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	7,608	—
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(60)	(47)
Net cash provided by financing activities	2,212	494
Effect of exchange rates on cash and cash equivalents	(26)	259
Net decrease in cash and cash equivalents	(1,774)	(2,115)
Cash and cash equivalents, beginning of period	8,722	8,627
Cash and cash equivalents, end of period	$6,948	$6,512
Cash paid during the period for:
Interest	$92	$114
Taxes	$21	$27
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$83	$93
Accretion of preferred stock to redemption value	$25	$—
Undistrubuted dividends allocated to preferred stockholders	$80	$—
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

2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. To date, Adept has primarily granted options under its existing stock plans and, commencing in fiscal 2009, grants shares of restricted stock to executive and certain non-executive employees as incentive compensation subject to performance criteria. Option awards granted prior to the end of the second fiscal quarter 2013 have an exercise price equal to the market price of the Company’s stock on the date of grant. Those option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an ESPP and two equity compensation plans currently in effect, which are the 2003 Stock Option Plan and 2005 Equity Incentive Plan. As of December 29, 2012, there were 386,682 shares available for issuance under the 2008 Employee Stock Purchase Plan and the outstanding options, restricted shares, and available shares remaining for issuance are as follows:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	325,490	55,413
2005 Equity Incentive Plan	935,991	663,075
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan which has 20,789 shares subject to outstanding options; the 1995 Director Stock Option Plan which has 1,200 shares subject to outstanding options; the 2001 Stock Option Plan which has 88,000 shares subject to outstanding options; and the 2004 Director Option Plan which has 107,000 shares subject to outstanding options.
Under all plans, for employee grants, vesting of options is generally monthly in equal installments over a four year period. Restricted stock grants made to date to Adept executive officers and other senior management employees under annual performance programs and discretionary grants pursuant to the 2005 Equity Incentive Plan, are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. Initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual non-employee director grants made prior to March 2010 vest monthly in equal installments over a four year period. In March 2010, the Board revised director compensation so that annual option grants of 6,000 shares to non-employee directors made after March 2010 vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and the initial option grant of 10,000 shares to non-employee directors vests in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% vests at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. In March 2010, the Board of Directors authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board of Directors.
For all grants, the Company recognizes the fair value of stock-based compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the six months ended December 29, 2012 has been accounted for as an equity instrument.
The Company recorded $582,000 and $854,000 of stock-based compensation expense on its unaudited condensed consolidated statements of operations for the six months ended December 29, 2012 and December 31, 2011, respectively, for its stock plans, ESPP, and acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans for the six months ended December 29, 2012 and December 31, 2011 were $2.30 and $2.45, respectively. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the six months ended December 29, 2012 and December 31, 2011 were $1.31 and $1.30, respectively.  Starting January 1, 2010, ESPP shares are issued in April and November.
The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Six Months Ended
	December 29, 2012		December 31, 2011
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.53%	0.16%	0.67%	0.10%
Expected life (in years)	5.88	0.49	5.75	0.49
Expected volatility	80%	62%	82%	59%
Dividend yield	0%	0%	0%	0%
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
For the six months ended December 29, 2012 and December 31, 2011, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.

A summary of stock option activity under the option plans as of December 29, 2012 and changes during the six months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,473	$5.11
Granted	289	$3.44
Exercised	(33)	$3.12
Forfeited or Expired	(251)	$4.65
Outstanding at December 29, 2012	1,478	$4.91	6.10	$17
Vested/Expected to Vest at December 29, 2012	1,450	$4.93	6.02	$17
Exercisable at December 29, 2012	1,040	$5.44	4.98	$17

A summary of restricted stock activity under the 2005 Equity Incentive Plan as of December 29, 2012 and changes during the six months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2012	—	$—
Awarded	178,000	4.31
Vested	(25,811)	4.31
Forfeited due to cancellation or for taxes	(47,625)	4.31
Balance at December 29, 2012	104,564	$4.31
As of December 29, 2012, there was $824,414 of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal 2016, with a weighted average remaining period of 1.32 years for stock options and 0.74 years for stock awards.
In fiscal 2010 and fiscal 2011, Adept issued an aggregate of 468,956 shares of unregistered restricted stock outside of the equity incentive plans in connection with the acquisitions of MobileRobots Inc. ("MobileRobots") and InMoTx, Inc. ("InMoTx"), which were accounted for as compensation as vesting was contingent upon continued service. The 468,956 shares do not include shares issued and accounted for as merger consideration, and the complete stock issuance information for each merger is discussed in Note 15 to the Notes to Condensed Consolidated Financial Statements.
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest one-third on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of stockholders receiving such shares, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 15 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of December 29, 2012, there were 7,603 shares issued in connection with the merger remaining to vest under the MobileRobots acquisition agreement.
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
During the six months ended December 29, 2012, 35,646 shares of common stock were issued under the Company's 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP in April and November.
Total common shares outstanding at December 29, 2012 were 10,727,918.
3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At December 29, 2012 and June 30, 2012, the Company had $6.9 million and $8.7 million, respectively, in cash and cash equivalents.
Realized gains or losses, interest, and dividends are included in interest income.

4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	December 29, 2012	June 30, 2012
	(unaudited)
Raw materials	$4,877	$5,573
Work-in-process	977	331
Finished goods	1,876	2,050
Total inventory	$7,730	$7,954

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	December 29, 2012	June 30, 2012
	(unaudited)
Machinery and equipment	$5,224	$5,097
Computer equipment	5,458	5,449
Software development costs	2,688	2,688
Office furniture and equipment	1,084	1,007
	14,454	14,241
Less accumulated depreciation	(12,500)	(11,949)
Net property and equipment	$1,954	$2,292

6. Goodwill and Other Intangible Assets
On January 10, 2011, the Company completed the acquisition of InMoTx. Goodwill of $1.4 million and intangible assets of $1.3 million were acquired as a result of the acquisition. Of the $1.3 million in intangible assets, $1.1 million was assigned to developed technology to be amortized over seven years, and $231,000 was assigned to trademarks and trade names to be amortized over three years. During the fiscal quarter ending December 29, 2012, the Company analyzed future demand for the software acquired in the purchase of InMoTx noting a significant reduction in expectations in comparison to previous forecasts. In addition, the Company elected to rebrand the related InMoTx Octomation product line with Adept's trade name, AdeptPac, and will no longer use the Octomation trade names. Following these events, the Company completed an impairment analysis of the goodwill and intangible assets associated with the acquisition. The Company concluded that the carrying value of intangible assets for the software and trademarks were not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. The carrying value of the InMoTx Octomation software and the trademarks was $234,000. The Company also concluded that the goodwill was impaired as the fair value of the reporting unit did not exceed the carrying value of the reporting unit. The Company compared the reporting unit's implied fair value to carrying value noting full impairment of the goodwill was necessary. Accordingly, the Company impaired assets in the amount of $1.7 million including the entire value of goodwill and $234,000 of the intangibles assets related to this acquisition

On June 25, 2010, The Company acquired MobileRobots. Goodwill of $1.2 million and intangible assets of $1.2 million were acquired as a result of the acquisition. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years, and $340,000 was assigned to the customer base to be amortized over three years.

Intangible assets subject to amortization as of December 29, 2012 and June 30, 2012 were as follows (in thousands):

	December 29, 2012				June 30, 2012
	(unaudited)
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(297)	$—	$533	$830	$(238)	$592
Customer Base, MobileRobots	340	(283)	—	57	340	(226)	114
Developed Technology, InMoTx	1,100	(314)	(157)	629	1,100	(236)	864
Trademarks/Trade names, InMoTx	231	(154)	(77)	—	231	(115)	116
Total	$2,501	$(1,048)	$(234)	$1,219	$2,501	$(815)	$1,686
Amortization expense totaled $116,000 and $116,000 for the three months ended December 29, 2012 and December 31, 2011, respectively, and $233,000 and $233,000 for the six months ended December 29, 2012 and December 31, 2011, respectively.

A summary of future amortization as of December 29, 2012 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(57)	$(533)
Customer Base, MobileRobots	(57)	—	—	—	—	(57)
Developed Technology, InMoTx	(126)	(126)	(126)	(126)	(125)	(629)
Trademarks/Trade names, InMoTx	—	—	—	—	—	—
Total	$(302)	$(245)	$(245)	$(245)	$(182)	$(1,219)

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
Holders of Preferred Stock (the "Holders") are entitled to receive dividends payable quarterly in arrears, at the election of the Company either in cash or, subject to certain equity conditions not met in the first two quarters of fiscal 2013, in common stock. Dividends on the Preferred Stock accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% (up to a maximum amount of 4%). The interest rate for the first and second quarters of fiscal 2013 was 4%.
Each share of the Preferred Stock is convertible, at the option of the Holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, the Company's common stock price exceeds the “Applicable Percentage” (meaning, 200% of the conversion rate from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions exist providing that such shares of common stock issued upon conversion can be immediately saleable by the Holders (the "Equity Conditions”), the Company can convert shares of the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of the Company's common stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of the Company's common stock is more than 110% of the conversion price of approximately ten trading days for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion amount equal to the Volume Limit per month, subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley

Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the same number of shares for cash at the same price subject to agreement of the Holder.
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
Silicon Valley Bank Line of Credit
Adept has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, Adept entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. The loan documents have been amended in previous quarters. The revolving line of credit and recent amendments are also described in this Quarterly Report on Form 10-Q under the section entitled "Liquidity and Capital Resources". Please refer to the audited consolidated financial statements and Notes 6 and 12 thereto for the fiscal year ended June 30, 2012 included in Adept's Annual Report on Form 10-K as filed with the SEC on September 24, 2012 for additional disclosures regarding the revolving line of credit.
Adept must meet specified financial and other covenants during the term of the revolving line. Under the financial covenants, Adept must maintain (a) liquidity (domestic cash plus the available domestic borrowing base, measured monthly) of at least $5 million and (b) minimum aggregate rolling six-month EBITDA (measured at the end of each fiscal quarter for the six months ending on such date and applying the EBITDA definition set forth in the Loan and Security Agreement) equal to or exceeding specified amounts for each quarter. The quarterly EBITDA amounts in the Loan and Security Agreement are minimum amounts for financial covenant purposes only, and do not represent projections of Adept's financial results.

During the second quarter, Adept repaid the remaining outstanding loan balance under the revolving line of credit. As of December 29, 2012, Adept did not meet the financial covenant requiring Adept to maintain minimum aggregate rolling six-month EBITDA. Adept has entered into a forbearance agreement with SVB in which SVB agreed not to exercise its default-related rights and remedies with respect to this financial covenant default through March 2, 2013, during which period Adept is not able to borrow funds under the credit line. The revolving line of credit expires on March 25, 2013, and Adept is currently seeking to negotiate a replacement line of credit. Adept was in compliance with the covenants in the loan documents as of June 30, 2012. At December 29, 2012, the Company had no outstanding principal balance under the revolving line.
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
Changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended
(unaudited)	December 29, 2012	December 31, 2011
Balance at beginning of period	$1,190	$1,116
Provision for warranties issued	74	405
Warranty claims	(136)	(384)
Balance at end of period	$1,128	$1,137
9. Legal Proceedings
From time to time, the Company is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of its business. The Company has reviewed pending legal matters and believes that the resolution of these matters will not have a material adverse effect on its business, financial condition, or results of operations.
Adept has in the past received communications from third parties asserting that it has infringed upon certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against the Company or other matters, the Company believes the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
The Company recorded a tax provision of $115,000 and $102,000 for the three and six months ended December 29, 2012, respectively, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax provision of $12,000 and $41,000 for the three and six months ended December 31, 2011, respectively, primarily due to foreign tax of certain foreign entities and state minimum taxes.
The Company had gross unrecognized tax benefits of approximately $8.1 million as of December 29, 2012 and June 30, 2012. Approximately $7.6 million and $7.7 million of the unrecognized tax benefit as of December 29, 2012 and June 30, 2012 respectively has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.5 million and $0.4 million as of December 29, 2012 and June 30, 2012 respectively would benefit the income tax provision.  In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2012 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2012 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 29, 2012, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $36,000.

11. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Net loss	$(5,215)	$(1,208)	$(8,275)	$(1,827)
Effects of preferred stock
Less accretion of preferred stock to redemption value	(25)	—	(25)	—
Less undistributed dividends allocated to preferred stockholders	(80)	—	(80)	—
Net loss attributable to the company's common stockholders	$(5,320)	$(1,208)	$(8,380)	$(1,827)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common stockholders	10,652	9,467	10,452	9,317
Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(0.13)	$(0.80)	$(0.20)
The computation of diluted net loss per share for the three months ended December 29, 2012 does not include 1,122,650 options to purchase shares and 118,462 shares of unvested restricted stock. The computation of diluted net loss per share for the three months ended December 31, 2011 does not include 1,470,328 options to purchase shares and 281,347 shares of unvested restricted stock.
The computation of diluted net loss per share for the six months ended December 29, 2012 does not include 1,109,389 options to purchase shares and 118,462 shares of unvested restricted stock. The computation of diluted net loss per share for the six months ended December 31, 2011 does not include 1,265,707 options to purchase shares and 281,347 shares of unvested restricted stock.
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

	Three Months Ended		Six Months Ended
(unaudited)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Revenues:
Robotics	$8,199	$12,874	$17,051	$26,098
Services and Support	2,609	2,278	5,127	5,673
Total revenues	$10,808	$15,152	$22,178	$31,771
Segment operating income (loss):
Robotics	$(1,190)	$3,271	$(1,834)	$4,993
Services and Support	542	245	1,432	1,118
Segment operating income (loss)	(648)	3,516	(402)	6,111
Unallocated research, development and engineering and general and administrative expenses	(2,458)	(3,994)	(5,282)	(6,907)
Restructuring charges	(392)	(423)	(395)	(423)
Amortization of intangible assets	(116)	(116)	(233)	(233)
Impairment of intangibles and goodwill	(1,708)	—	(1,708)	—
Operating loss	(5,322)	(1,017)	(8,020)	(1,452)
Net interest expense	(40)	(58)	(49)	(113)
Foreign currency exchange gain (loss)	262	(121)	(104)	(221)
Loss before income taxes	$(5,100)	$(1,196)	$(8,173)	$(1,786)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Revenues:
United States	$2,675	$4,683	$6,426	$8,195
Europe	6,194	6,576	11,534	14,967
Asia	1,679	2,265	3,587	6,426
All other countries	260	1,628	631	2,183
Total	$10,808	$15,152	$22,178	$31,771

(unaudited)	December 29, 2012	June 30, 2012
Long-lived tangible assets:
United States	$1,661	$1,997
All other countries	420	416
Total long-lived tangible assets	$2,081	$2,413
Adept’s revenues are reported by geographic region based on the ship-to location of the customer order. Revenues by country are broken out when they exceed 10% of total revenue or deemed useful.
Goodwill
At December 29, 2012, Adept had $1.5 million in goodwill related to the acquisition of MobileRobots in the fourth quarter of fiscal 2010. The goodwill from the acquisition of InMoTx in the third quarter of fiscal 2011 was fully impaired during the three months ended December 29, 2012. See Note 6 of the Notes to Consolidated Financial Statements for discussion of the impairment of goodwill and intangible assets. All of the goodwill is carried in the Robotics segment and none is allocated to the Service and Support segment.

13. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains were $262,000 for three months ended December 29, 2012 and foreign currency transactions losses were $121,000 for the three months ended December 31, 2011. Foreign currency transaction losses were $104,000 and $221,000 for the six months ended December 29, 2012 and December 31, 2011, respectively.
The foreign currency transaction gains recorded in the three months ended December 29, 2012 were mainly generated from gains related to the revaluation of payables held in U.S. dollars and payable in yen and gains related to non-permanent intercompany debt denominated in euros. The foreign currency transaction losses recorded in the six months ended December 29, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
The foreign currency transaction losses recorded in the three months ended December 31, 2011 were mainly generated from realized losses related to non-permanent intercompany debt denominated in euros and paid in U.S. Dollar. The foreign currency transaction losses recorded in the six months ended December 31, 2011 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
14. Restructuring Charges
Operationally, from time to time Adept has undertaken restructuring and other cost reduction actions to support its financial model, which emphasizes cost efficiency balanced with investments in the Company's product initiatives and revenue generating activities. In October 2011, the Company announced the decision to consolidate the InMoTx operations in Denmark into its Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012 and were completed as of June 30, 2012.
During the three and six months ended December 29, 2012, the Company incurred $392,000 and $395,000, respectively, in restructuring charges related to restructuring activities during fiscal 2013 which were primarily employee severances in connection with the Company's second quarter reduction in force. Of this amount $85,000 was paid during the second quarter of fiscal 2013 and $307,000 was accrued to be paid in the third quarter of fiscal 2013.
15. Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before its consolidation in fiscal 2012, InMoTx is a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
Pursuant to the terms of the merger agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares were subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an 18-month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, the fair value of which was $0 at December 29, 2012.
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target vesting date. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate his employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares vested on June 30, 2012, upon the satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no shares remaining to vest under this agreement. In addition, any contingent annual cash payments of 2% of revenues to the same individual will be recognized as compensation expense when and if the revenue targets specified in the merger agreement are met.
Including cash paid upon the acquisition of $1.5 million, the total value of merger consideration recognized upon the acquisition of InMoTx was $2.6 million.
The selling stockholders of InMoTx agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement for losses up to $1.0 million subject to certain exceptions for core corporate and intellectual property representations or taxes for which the indemnification obligation is up to $1.5 million plus the value of 199,979 shares. The indemnification obligations generally expired in January 2012, with certain exceptions for core corporate and intellectual property representations, taxes, fraud, and designated customer claims. In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. In the fourth quarter of fiscal 2012, the indemnification shares were returned to Adept.
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

Intangible assets of $1.3 million consist of $1.1 million in developed technology and $231,000 in trademarks and trade names. The intangible assets were valued using the relief from royalty method, using a rate of 9.1% based upon third party licensing agreements and industry guidelines for the developed technology, and a rate of 1.0% for the trademarks and trade names, based upon the relative age and importance of the trademarks and trade names. Of the total purchase consideration, $1.4 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.
The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the acquisition date and recognized as a contingent liability. At December 29, 2012, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the merger agreement.
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
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by NASDAQ of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to the stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on $173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of December 29, 2012, there were 7,603 shares remaining to vest under this agreement.
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
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of 18 months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud, which expired during fiscal 2012. The indemnification for the core corporate and intellectual property representations expired during fiscal 2012 and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to the release schedule. As of December 29, 2012, there were 6,293 shares remaining for release with final release on June 24, 2013.
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
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of December 29, 2012 follows (in thousands):

	Total	Year 1	Year 2	Year 3	Year 4	More than 5 years
Lease Obligations	$5,673	$2,031	$1,548	$1,528	$204	$362
Capital Lease Obligations	244	148	76	20	—	—
Total	$5,917	$2,179	$1,624	$1,548	$204	$362

17. Subsequent Events
None

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
We provide intelligent robotics systems, the core of which are, our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. We also have autonomous mobile robot and fleet management capabilities that enhance our offerings for target markets. In addition, we provide a full complement of robotics services and support for our customers. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.
Strategy
Our strategy focuses on specific industries where the use of automation is expected to grow over the long term and where we can provide significant product differentiation. This strategy reflects our belief that new opportunities exist in the expansion of application level solutions in vertical markets, where automation has been largely non-existent or extremely inflexible. The markets we have targeted are: mobile automation, packaging, clean-tech industries such as semiconductor, electronics, and medical. Currently, we are primarily focusing our current investments on our MobileRobots technology for mobile automation, as we believe this market hold significant near-term growth opportunities.
We have invested significantly in our MobileRobots technology to take advantage of emerging opportunities for mobile automation applications across a number of vertical industries, including medical, logistics and light manufacturing. In February 2012, we launched the new Adept Courier, a small autonomous robotic vehicle that performs everyday tasks such as moving goods, materials, samples or parts around an office or production environment. Currently, as further discussed under the heading “Product Developments” below, we are launching a new, internally designed mobile robot platform, Lynx, initially targeted to clean-tech manufacturing markets. A fleet of robots, along with appropriate control software, is typically needed to effectively solve the common logistics problems found in mobile automation environments. We, therefore, believe our unique mobile robot technology has tremendous long-term potential across a wide range of environments. We further believe that over time, our mobile automation business will be characterized by larger average order sizes and better visibility than our traditional businesses.
The packaging market has continued to increase its use of automation even during the last few years of worldwide economic weakness, and our Quattro robot has been well received in this market. Although adoption of certain InMoTx technologies was not successful leading to our recording impairment of intangible assets and goodwill in connection with that acquired business, we believe our acquisition of InMoTx in January 2011 further strengthened our capabilities in the packaging market, as InMoTx has differentiated gripping technology for global food processing applications sold under our SoftPic brand.
Another area that we believe holds long-term growth opportunity for Adept is the worldwide China robotics market. In June 2011, we opened a new sales and service office in Shanghai with the aim of capitalizing on the rapid development of industrial automation in China. This office allows us to be more visible and to provide better access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned and we believe significant long-term opportunity exists.
Acquisitions
InMoTx
On January 10, 2011, we acquired InMoTx, Inc. (“InMoTx”), a privately-held provider of robotic platform solutions and gripping technology for the global food processing market.

In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding the acquisition of InMoTx.
MobileRobots
On June 25, 2010, we acquired MobileRobots Inc. (“MobileRobots”), a privately-held provider of autonomous robot and automated guided vehicle technologies.
The results of MobileRobots' operations have been included in our consolidated financial statements since June 25, 2010. See Note 15 of the Notes to Consolidated Financial Statements for further information regarding the acquisition of MobileRobots.
Trends in Our Business
During the second quarter of fiscal 2013, our revenues decreased 29% compared with the same period in the previous fiscal year, primarily as a result of cyclical and economic downturns broadly experienced our traditional markets which persisted throughout the first half of fiscal 2013.
Sales to disk drive customers in Asia were significantly impacted in the fiscal 2013 due to the industry's cyclical downturn, following approximately several quarters of capital investment. The disk drive industry commonly experiences cycles of capital investment and absorption, which are unpredictable in terms of timing and duration. Given this unpredictability, we currently expect our disk drives sales to experience only modest growth from their current lower levels during the remainder of fiscal 2013.
In our target packaging market, during the second quarter of fiscal 2013 quarter, we experienced a lengthening of sales cycles in Europe as businesses became more cautious due to the weak economic environment, and U.S. sales also were affected by delays in the timing of orders.
Europe was generally very weak in the 2013 second quarter due to political and economic uncertainty, and our sales decreased sharply across our traditional markets including automotive, appliance and consumer goods, with sales to the solar market also decreasing. These unfavorable trends, driven largely by economic and cyclical patterns, are unlikely to recover meaningfully in the fiscal 2013 third quarter and we therefore expect that our sales will continue to be under pressure until our markets regain the confidence needed for capital investment but also expect modest revenue improvement and stabilization in some of our target industries by fiscal year end.
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

Restructuring and Cost Reduction Actions
Due to the decline in the Company's revenues in the first half of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the Company has defined a comprehensive restructuring plan to more closely align the Company's spending levels with the Company's near-term revenue expectations. The restructuring included headcount reductions, streamlining operations to prioritize sales and marketing activities, reduce non-core engineering expense and eliminating duplicate functions and non-essential administrative services, and is expected to be completed within the remainder of fiscal 2013.  The Company believes that such actions will allow the Company, by fiscal year end, to reduce normal yearly operating expenses for next fiscal year to a level reflecting approximately $6 million annualized savings as compared to fiscal 2012 and in order to permit breakeven at annual revenue of approximately $52 million.
While lowering the cost structure of our business overall to generate positive cash flow, we also continued to focus on our strategic priorities by focusing our growth initiatives of putting mobile robots products into the market as further described under the heading “Product Developments” below, to expand our packaging business by redirecting our efforts to a focus on offering robotic components through our integration channel partners versus sales to direct users who must integrate our products into a complete line of manufacturing and logistics products, and to revitalize our core robotics business.

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
During the second quarter of fiscal 2012, we introduced the Adept Viper™ s1700D, a high-performance 6-axis robot. Featuring new motors that are faster and more efficient, the Viper s1700D delivers higher speed motion and increased productivity. Like the previous Viper 1700 robot, the new s1700D offers a long reach and high payload capacity within a small footprint. Designed for applications that require fast and precise automation, the Viper s1700D is ideally suited for material handling, machine tending, packaging, cutting and assembly.
We recently launched our Lynx mobile robot and deployed the first Lynx robot to a semiconductor customer integrating our mobile robot with our vision guided robot arm technology to autonomously transport and automatically load components of the semiconductor foundry process in a fab environment.

Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and six month periods ended December 29, 2012 and December 31, 2011. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2013 second fiscal quarter ended December 29, 2012. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K as filed with the SEC on September 24, 2012.
Revenues. Summary information by segment for the three and six months ended December 29, 2012 and December 31, 2011 is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Segment (unaudited)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
Robotics
Revenues	$8,199	(36)%	$12,874	$17,051	(35)%	$26,098
Percentage of total revenues	76%		85%	77%		82%
Services and Support
Revenues	2,609	15%	2,278	5,127	(10)%	5,673
Percentage of total revenues	24%		15%	23%		18%
Total Revenues	$10,808	(29)%	$15,152	$22,178	(30)%	$31,771
For the three months ended December 29, 2012, revenues were $10.8 million, down 29% from revenues of $15.2 million for the three months ended December 31, 2011 as a result of lower sales in our Robotics segments, offset by the slight increase in our Services and Support segment sales. For the six months ended December 29, 2012, revenues were $22.2 million, down 30% from revenues of $31.8 million for the six months ended December 31, 2011 as a result of lower sales in both our Robotics and Services and Support segments.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and/or third party robot mechanisms, were $8.2 million for the three months ended December 29, 2012, a decrease of 36% from $12.9 million for the three months ended December 31, 2011. Robotics segment revenues were $17.1 million for the six months ended December 29, 2012 a decrease of 35% from $26.1 million for the six months ended December 31, 2011. The decreases were primarily due to a cyclical downturn in the disk drive market, a weaker economy in Europe that affected sales across most of our markets, decreased levels of capital investment in the solar market, and delays of orders for our packaging automation solutions.

Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $2.6 million for the three months ended December 29, 2012, up 15% from $2.3 million for the three months ended December 31, 2011 as a result of increased sales efforts in the U.S. to increase training and spare parts revenue. Services and Support revenues, were $5.1 million for the six months ended December 29, 2012, down 10% from $5.7 million for the six months ended December 31, 2011, as a result of weaker economic conditions in the majority of our markets in the first four months of fiscal year 2013.
Revenue by geography for the three and six months ended December 29, 2012 and December 31, 2011 is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Geography (unaudited)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
United States
Revenues	$2,675	(43)%	$4,683	$6,426	(22)%	$8,195
Percentage of total revenues	25%		31%	29%		26%
Europe
Revenues	$6,194	(6)%	$6,576	$11,534	(23)%	$14,967
Percentage of total revenues	57%		43%	52%		47%
Asia
Revenues	$1,679	(26)%	$2,265	$3,587	(44)%	$6,426
Percentage of total revenues	16%		15%	16%		20%
Other countries
Revenues	$260	(84)%	$1,628	$631	(71)%	$2,183
Percentage of total revenues	2%		11%	3%		7%
Total International Revenues	$8,133	(22)%	$10,469	$15,752	(33)%	$23,576
Percentage of total revenues	75%		69%	71%		74%
Total Revenues	$10,808	(29)%	$15,152	$22,178	(30)%	$31,771
U.S. sales were $2.7 million for the three months ended December 29, 2012 accounting for 25% of total revenue and down 43% compared with $4.7 million for the three months ended December 31, 2011. This decrease primarily was due to lower sales of our mobile solutions for universities and labs as well as decreased sales to automotive and packaging markets. U.S. sales were $6.4 million for the six months ended December 29, 2012, accounting for 29% of total revenue and down 22% compared with $8.2 million for the six months ended December 31, 2011. This decrease primarily was due to lower sales to packaging markets.
Total international sales were $8.1 million for the three months ended December 29, 2012, accounting for 75% of total revenue and down 22% compared with $10.5 million for the three months ended December 31, 2011. Total international sales were $15.8 million for the six months ended December 29, 2012, accounting for 71% of total revenue and down 33% compared with $23.6 million for the six months ended December 31, 2011. Performance for individual regions is explained below.
European sales decreased 6% to $6.2 million, and accounted for 57% of total revenue in the three months ended December 29, 2012 compared with the three months ended December 31, 2011, due to a weaker economic environment across most of the Company's European markets. European sales decreased 23% to $11.5 million, and accounted for 52% of total revenue in the six months ended December 29, 2012 compared with the six months ended December 31, 2011, also due to a weaker economic environment across most of the Company's European markets.
Sales from Asia decreased 26% to $1.7 million, and accounted for 16% of total revenue in the three months ended December 29, 2012 compared with the three months ended December 31, 2011, when Asia accounted for 15% of total revenue. This change resulted primarily from decreased disk drive sales as this market entered a cyclical downturn. Sales from Asia decreased 44% to $3.6 million, and accounted for 16% of total revenue in the six months ended December 29, 2012 compared with the six months ended December 31, 2011, when Asia accounted for 20% of total revenue. This change also resulted primarily from decreased disk drive sales as this market entered a cyclical downturn.
Revenues from other countries were a relatively small percentage of the Company’s sales in the three and six months ended December 29, 2012 and December 31, 2011.

Gross Margin. Summary information on gross margin for the three and six months ended December 29, 2012 and December 31, 2011 is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
Revenues	$10,808		$15,152	$22,178		$31,771
Gross profit margin	3,433	(47)%	6,508	8,142	(41)%	13,782
Gross margin %	31.8%		43.0%	36.7%		43.4%
Gross margin as a percentage of revenues was 31.8% for the three months ended December 29, 2012, compared to 43.0% for the three months ended December 31, 2011. Lower gross margin in the fiscal 2013 period primarily resulted from a net increase in excess inventory reserve of $875,000 due to lower revenue demand of disc drive units and replacement of the MT400 with the new Lynx product line for our mobile product offering. Gross margin as a percentage of revenues was 36.7% for the six months ended December 29, 2012, compared to 43.4% for the six months ended December 31, 2011. Lower gross margin in the fiscal 2013 period primarily also resulted from a net increase in excess and obsolete inventory reserve of $875,000 due to lower demand for disc drive units and replacement of the MT400 with the new Lynx product line for our mobile product offering.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.
Operating Expenses
Research, Development and Engineering Expenses.
Research, development and engineering expenses for the three and six months ended December 29, 2012 and December 31, 2011 are as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
Expenses	$1,909	(14)%	$2,210	$4,039	(8)%	$4,406
Percentage of revenues	18%		15%	18%		14%
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
R&D expenses for the three months ended December 29, 2012 were $1.9 million, or 18% of revenues, down 14% from $2.2 million, or 15% of revenues for the three months ended December 31, 2011 due to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations which historically carried higher R&D costs. R&D expenses for the six months ended December 29, 2012 were $4.0 million, or 18% of revenues, down 8% from $4.4 million, or 14% of revenues for the six months ended December 31, 2011 due to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations. As further discussed under the heading "Restructuring" in our Overview to management's discussion and analysis above, we expect R&D expenses to decrease in the near-term as a result of the Company's restructuring plan for the remainder of fiscal 2013.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three and six months ended December 29, 2012 and December 31, 2011 are as follows (in thousands, except %):

	Three Months Ended			Six Months Ended
(unaudited)	December 29, 2012	% Change	December 31, 2011	December 29, 2012	% Change	December 31, 2011
Expenses	$4,630	(3)%	$4,776	$9,787	(4)%	$10,172
Percentage of revenues	43%		32%	44%		32%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.6 million, or 43% of revenues for the three months ended December 29, 2012, down 3% from $4.8 million, representing 32% of revenues for the three months ended December 31, 2011. SG&A expenses were $9.8 million, or 44% of revenues for the six months ended December 29, 2012, down 4% from $10.2 million, representing 32% of revenues for the six months ended December 31, 2011. The decreases in SG&A expenses in fiscal year 2013 compared with the prior fiscal year period primarily resulted from lower headcount, travel and outside and consulting expenses. We expect SG&A expenses to decrease in the near-term as a result of the Company's restructuring plan for the remainder of fiscal 2013.
Restructuring Charges. For the three and six months ended December 29, 2012, we recorded restructuring charges of $392,000 and $395,000, respectively, related to the current year restructuring. Due to the decline in the Company's revenues in the first half of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the company initiated a restructuring in November 2012 for completion by fiscal year end which included headcount reductions, streamlining operations to prioritize sales and marketing activities, reduce non-core engineering expense and eliminating duplicate functions and non-essential administrative services. The restructuring charges relate primarily to employee severance in connection with our reduction in force. For the three and six months ended December 31, 2011, we recorded restructuring charges of $423,000 related to costs associated with the consolidation of our InMoTx operations in Denmark into our California operations, which was initiated at the beginning of our fiscal 2012 second quarter.
Amortization. Amortization expense was $116,000 for the three months ended December 29, 2012 and December 31, 2011, respectively, and $233,000 for the six months ended December 29, 2012 and December 31, 2011, respectively, related to the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the third quarter of fiscal 2011.
Stock-Based Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants was $246,000 and $302,000 for the three months ended December 29, 2012 and December 31, 2011, respectively, and $582,000 and $854,000 for the six months ended December 29, 2012 and December 31, 2011, respectively. Lower stock-based compensation expense during the fiscal 2013 second quarter was due to the absence of stock expense as compared to prior periods which included stock-based compensation expense for grants made in connection with the acquisition of MobileRobots and InMoTx. We did not record an income-tax benefit for stock-based compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards.
Operating Income (Loss). We recorded an operating loss of $5.3 million for the three months ended December 29, 2012, compared with an operating loss of $1.0 million for the three months ended December 31, 2011, and an operating loss of $8.0 million for the six months ended December 29, 2012, compared with an operating loss of $1.5 million for the six months ended December 31, 2011. The higher operating loss recorded in the fiscal 2013 primarily resulted from lower revenues and margin compared with the same period in fiscal 2012, an intangible asset and goodwill impairment charge, increase in excess and obsolete inventory and restructuring charges.
Interest Income (Expense), Net. We recorded interest expense, net of $40,000 for the three months ended December 29, 2012, compared with $58,000 for the three months ended December 31, 2011. For the six months ended December 29, 2012, interest expense, net was $49,000 compared to $113,000 for the six months ended December 31, 2011. The decrease in interest expense resulted from decreased borrowings under our line of credit during the second quarter of fiscal 2013.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
Foreign currency transaction gains were $262,000 for three months ended December 29, 2012 and foreign currency transactions losses were $121,000 for the three months ended December 31, 2011. Foreign currency transaction losses were $104,000 and $221,000 for the six months ended December 29, 2012 and December 31, 2011, respectively.
The foreign currency transaction gains recorded in the three months ended December 29, 2012 were mainly generated from gains related to the revaluation of payables held in U.S. dollars and payable in yen and gains related to non-permanent intercompany debt denominated in euros. The foreign currency transaction losses recorded in the six months ended December 29, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
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
The Company recorded a tax provision of $115,000 and $102,000 for the three and six months ended December 29, 2012, respectively, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax provision of $12,000 and $41,000 for the three and six months ended December 31, 2011, respectively, primarily due to foreign tax of certain foreign entities, state minimum taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents: As of December 29, 2012, cash and cash equivalents were $6.9 million after repayment of the outstanding principal balance of our line of credit during the quarter then ended.
Operating Activities: Adept used $4.0 million of cash from operating activities for the six months ended December 29, 2012. The decrease is attributable to net loss of $8.3 million adjusted by non-cash charges of $3.0 million including intangible asset and goodwill impairment of $1.7 million, depreciation and amortization of $722,000 and stock-based compensation of $582,000 and the net cash impact from changes in assets and liabilities of approximately $1.3 million. Net changes in assets and liabilities are primarily attributable to changes in accounts receivable, mainly due lower sales in the second quarter of fiscal year 2013 compared to last quarter of fiscal 2012, offset by decreases in accounts payable and other accrued payable changes as a result lower purchases of inventory and lower expenses occurring in the second quarter of fiscal year 2013.
Investing Activities: Adept incurred $103,000 of capital purchases costs during the six months ended December 29, 2012, and received proceeds of $96,000 from sales of property and equipment.
Financing Activities: $2.2 million of cash, net, was provided by financing activities during the six months ended December 29, 2012. $7.6 million was provided from Adept's issuance of preferred stock, net of issuance costs, as detailed below and proceeds of $207,000 were received from the exercise of options for stock through Adept’s employee stock option program and purchase of stock through Adept's employee stock purchase plan. The Company used $5.5 million to pay down its line of credit with Silicon Valley Bank during the first six month of fiscal 2013, ending with a zero principal balance and paid $11,000 on capital leases and $32,000 on other long-term borrowings.
Issuance of Preferred Stock
On September 18, 2012, Adept issued 8,000 shares of the Company's preferred stock, par value $0.001 per share (the “Preferred Stock”), at a price of $1,000 per share to Hale Capital Partners, LP. The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting expenses paid by Adept.
Holders of Preferred Stock (the "Holders") are entitled to receive dividends payable quarterly in arrears, at the election of the Company either in cash or, subject to certain equity conditions not met in the first half of fiscal 2013, in common stock. Dividends on the Preferred Stock accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%. The interest rate for the first and second quarters of fiscal 2013 was 4%.
Each share of Preferred Stock is convertible, at the option of the Holder and upon certain mandatory conversion events described below, at a conversion rate of $4.60.
If on or after the first anniversary of the issuance of the Preferred Stock, Adept's common stock price exceeds the “Applicable Percentage” (meaning, 200% of the conversion rate from the first anniversary to the second anniversary, 175% until the third anniversary, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions exist providing that such shares of common stock issued upon conversion can be immediately saleable by the Holders (the "Equity Conditions"), the Company can convert the Preferred Stock up to an amount equal to the greater of the then-one week trading volume of its common stock (the “Volume Limit”) or the amount of an identified bona fide block trade at a price not less than the then-current market price.
Starting 18 months after issuance of the Preferred Stock, if the trading price of Adept's common stock is more than 110% of the conversion price for a specified period, the Company may convert up to 10% of the Preferred Stock issued pursuant to the Securities Purchase Agreement per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to the Equity Conditions. The ability to require conversion requires that the Company (i) maintains such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by the Company and Silicon Valley Bank and reasonably acceptable to Hale Capital. If the Company cannot convert the Preferred Stock due to its failure to satisfy the conditions, then it may redeem the same number of shares for cash at the same price subject to agreement of the Holder.
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
Silicon Valley Bank Line of Credit
We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009. In March 2011, we entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements with SVB, pursuant to which a portion of the revolving line (the “EX-IM Line”) is guaranteed by the Export-Import Bank of the United States, and Adept is able to borrow against foreign accounts receivable and export-related inventory. The loan documents have been amended in previous quarters.
The revolving line of credit (including the EX-IM Line) matures on March 25, 2013 and we are currently seeking to negotiate a replacement line of credit. All borrowings bear interest at the prime rate announced from time to time by SVB plus 1.75%. Our maximum aggregate borrowing availability under the revolving line of credit is $10 million. We may borrow up to the lesser of $10 million or 80% of our eligible domestic accounts receivable, and up to the lesser of $8 million or the borrowing base calculated by applying specified advance rates to our eligible foreign accounts receivable and inventory destined for export from the United States. The loan documents specify the criteria for determining eligible domestic and foreign accounts receivable and eligible inventory destined for export. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including certain shares of subsidiaries) to secure the obligations outstanding under the revolving line, and under any separate bank service agreements that may be entered into by Adept and SVB covering foreign exchange contracts, cash management services or letters of credit.
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

During the second quarter, we repaid the remaining outstanding loan balance under the revolving line of credit. As of December 29, 2012, we did not meet the financial covenant requiring us to maintain minimum aggregate rolling six-month EBITDA. We have entered into a forbearance agreement with SVB in which SVB agreed not to exercise its default-related rights and remedies with respect to this financial covenant default through March 2, 2013, during which period Adept is not able to borrow funds under the credit line. We were in compliance with the covenants in the loan documents as of June 30, 2012. At December 29, 2012, we had no outstanding principal balance under the revolving line.

Liquidity: We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K, and believe our cash and cash equivalents, will provide us with sufficient liquidity for at least the next 12 months. However, current cash resources are limited, and we expect to manage cash carefully in the near term to fund our operating requirements, We also plan to renew, renegotiate or replace our existing line of credit facility with a new working capital line.
New Accounting Pronouncements
None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended December 29, 2012, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of December 29, 2012, Adept's disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended December 29, 2012, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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
We have in the past received communications from third parties asserting that we have infringed certain patents and other intellectual property rights of others, or seeking indemnification against alleged infringement. While it is not feasible to predict or determine the likelihood or outcome of any actual or potential actions from such assertions against us or other matters, we believe the ultimate resolution of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012, and the updated risk factors included below.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.
From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. We commenced a restructuring program in the second quarter of fiscal 2012 to streamline operations, consolidate facilities, and complete a reduction in force. In connection with this restructuring program, Adept is reviewing and aligning its strategic priorities and rebalancing its investment in its businesses to maintain sufficient liquidity with renewed emphasis in its core competencies and prioritization of a focused growth initiative to selectively develop market-driven products and maintain the high level of performance expected by our customers. To lower our operating costs during fiscal 2011, we implemented organizational improvements designed to reduce our ongoing costs, which included office consolidation, reorganization and streamlining of our North American operations, and incurred related restructuring expenses. During fiscal 2012, we consolidated our Denmark operations from our InMoTx acquisition into our existing facilities and operations, for which we have incurred restructuring expenses in fiscal 2012. In fiscal year 2013, in response to a persistent decline in demand broadly experienced across the Company's target markets, we continued efforts to lower our operating costs and implemented a restructuring including a reduction of work force, streamlining operations, eliminating duplicate functions and non-essential administrative services. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences. While our restructuring efforts reduced our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. If we are unable to structure our operations effectively or if we face costly termination claims, our operations and prospects could be harmed.
We have experienced operating losses and negative cash flow in the past, and have limited liquid resources, which could impair our ability to invest in growth and adversely affect our operations.
We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In June 2012, we raised approximately $3.1 million in connection with our public offering of common stock, and in September 2012, we raised approximately $7.6 million of net proceeds, after estimated expenses, in connection with our preferred stock financing. While these financings have increased our cash resources and allowed us to pay off our outstanding principal balance under our line of credit which was $5.5 million at June 30, 2012, though we are under no restrictions at this time regarding transferring cash from our foreign operations to our U.S. operations, regulatory restrictions impeding our ability to transfer foreign cash reserves may occur in the future, and we may have limited access to a portion of those existing cash balances. We depend on the cash raised from our recent financings and funds generated from operating activities to meet our operating requirements and execute our growth plan, and have also historically relied on our line of credit which is not currently available for borrowing and expires in March 2013. Our preferred stock entitles the holders thereof to quarterly dividends at a fluctuating rate of up to 4%, provides for certain elective installment payments in cash or stock subject to certain equity conditions, and is redeemable in 2016 and upon certain trigger events. We do not anticipate paying any dividends on our common stock. If we are unable to obtain and maintain sufficient capital on favorable terms, it could undermine our flexibility to pursue additional expansion opportunities and could limit the working capital available to our business, harming our operating results.
Our international operations and reliance on foreign suppliers subject us to risks outside of our control that may harm our operating results.
We have significant operations outside the United States, including a presence in Asia. Additionally, a substantial majority of our revenue is derived from non-U.S. sales: international sales represented 71% in the first half of fiscal 2013, and 72% and 71% of revenues for fiscal 2012 and fiscal 2011, respectively. We expect that revenue from our international sales and operations will continue to account for a significant portion of our total revenue. We also purchase some critical components from, and increasingly rely upon, foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations which include:

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
In early 2011, we opened a facility in Shanghai, China to capitalize on opportunities presented by the Asian markets. We face all the risks inherent in operating in a foreign emerging market where we have not previously operated a facility. Our China-based activities are subject to greater political, regulatory, legal and economic risks than those faced by other operations. There can be no assurance that we will be successful in our operations in China.

The growth of our business depends upon the development and successful commercial acceptance of our new products.
Our failure to develop, manufacture, and sell new products in quantities sufficient to offset a decline in revenue from existing products or to successfully manage product and related inventory transitions could harm our business. We depend upon a variety of factors to ensure that our new and enhanced products are successfully commercialized, including timely and efficient completion of design and development, implementation of manufacturing processes, and effective sales, marketing, and customer service. Because of the complexity of our products, significant delays may occur in introducing new products, or between a product's initial introduction and volume production.
The development and commercialization of new products involve many difficulties, including:

•	identification of new product opportunities;

•	retention and hiring of appropriate research and development personnel;

•	determination of the product's technical specifications;

•	successful completion of the development process;

•	successful marketing of the new product and achieving customer acceptance;

•	managing inventory levels; and

•	additional customer service and warranty costs associated with supporting new product introductions and/or effecting subsequent potential field upgrades.
We must expend significant financial and management resources to develop new products. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, or our new products are not commercially successful, our business may be harmed.
Our acquisitions of MobileRobots and InMoTx expanded our business with new technologies and solutions for additional markets in fiscal 2011 and 2012, including our Adept PAC™ solutions for complex food processing and packaging applications, and mobile robotic systems, control and software for autonomous robot and AGV applications. We had little or no experience in these markets prior to the completion of these acquisitions and are unable to accurately forecast the future commercial acceptance of these additional product lines. In response to a decline in sales across our businesses beginning at the end of fiscal 2012, we have had to focus our efforts on our core competencies and sources of revenue generation and had fewer resources to invest in our new businesses which have a more extended period of introduction to, and acceptance by, customers. In connection with our restructuring, we have prioritized our focus to our core and mobile businesses and we have also altered our sales model for our packaging business to a channel focus. This may negatively impact the growth of our new businesses and revenue potentially earned from the related new product introductions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
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
Date: February 12, 2013

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

4.4
Form of Registration Rights Agreement, dated as of September 5, 2012 by and among the Registrant and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012)

10.1+#	Outsourcing Services Agreement entered into on November 19, 2008 between OneNeck IT Services Corporation and Adept Technology, Inc., with an effective date of December 15, 2008.

10.2+#	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006.

10.3+#	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-
The following financial information from the Company's quarterly report on Form 10-Q for the period ended December 29, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of December 29, 2012, and June 30, 2012; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 29, 2012 and December 31, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 29, 2012 and December 31, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

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

#	Exhibit was previously filed by the Company with the Securities and Exchange Commission in redacted form due to confidential treatment requested and currently filed without redaction.