Form 10-Q
period 2013-03-30
ADEPT TECHNOLOGY INC
filed 2013-05-14
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of the Registrant’s common stock outstanding as of May 10, 2013 was 10,887,189.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 30, 2013	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,716	$8,722
Accounts receivable, less allowance for doubtful accounts of $715 and $629 at March 30, 2013 and June 30, 2012, respectively	8,946	11,905
Inventories	7,871	7,954
Other current assets	478	514
Total current assets	24,011	29,095
Property and equipment, net	1,739	2,292
Goodwill	1,493	2,967
Other intangible assets, net	1,130	1,686
Other assets	99	121
Total assets	$28,472	$36,161
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,884	$6,183
Line of credit	—	5,500
Accrued payroll and related expenses	1,633	2,006
Accrued warranty expenses	1,063	1,243
Deferred revenue	882	280
Accrued income tax, current	74	80
Accrued restructuring	86	28
Other accrued liabilities	938	1,652
Total current liabilities	10,560	16,972
Long-term liabilities:
Income taxes payable, long-term	589	399
Long-term obligations	328	446
Total liabilities	11,477	17,817
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at March 30, 2013; Redemption value $8,080 at March 30, 2013	7,737	—
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 10,871 shares issued and 10,866 shares outstanding at March 30, 2013 and 10,534 shares issued and 10,529 shares outstanding at June 30, 2012	178,117	177,446
Treasury stock, at cost, 5 shares at March 30, 2013 and June 30, 2012	(42)	(42)
Accumulated deficit	(169,033)	(159,004)
Accumulated other comprehensive income (loss)	216	(56)
Total stockholders’ equity	9,258	18,344
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$28,472	$36,161
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenues	$10,943	$17,476	$33,121	$49,247
Cost of revenues	6,267	10,301	20,303	28,290
Gross margin	4,676	7,175	12,818	20,957
Operating expenses:
Research, development and engineering	1,839	2,293	5,878	6,699
Selling, general and administrative	4,513	5,128	14,300	15,300
Restructuring charges	114	791	509	1,214
Amortization of other intangible assets	89	117	322	350
Impairment of intangible assets and goodwill	—	—	1,708	—
Total operating expenses	6,555	8,329	22,717	23,563
Operating loss	(1,879)	(1,154)	(9,899)	(2,606)
Interest income (expense), net	8	(59)	(41)	(172)
Foreign currency exchange gain (loss)	213	(168)	109	(389)
Loss before income taxes	(1,658)	(1,381)	(9,831)	(3,167)
Provision for income taxes	96	157	198	198
Net loss	$(1,754)	$(1,538)	$(10,029)	$(3,365)
Effects of redeemable convertible preferred stock
Less accretion of redeemable convertible preferred stock to redemption value	24	—	49	—
Less dividends allocated to redeemable convertible preferred stockholders	80	—	171	—
Net loss attributable to the company's common stockholders	$(1,858)	$(1,538)	$(10,249)	$(3,365)
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.16)	$(0.97)	$(0.36)
Number of shares used in computing basic and diluted net loss per share attributable to common stockholders	10,704	9,398	10,542	9,352
Comprehensive loss:
Net loss	$(1,754)	$(1,538)	$(10,029)	$(3,365)
Foreign currency translation adjustment	(299)	443	272	(448)
Total comprehensive loss	$(2,053)	$(1,095)	$(9,757)	$(3,813)
See accompanying notes

ADEPT TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended
	March 30, 2013	March 31, 2012
Operating activities
Net loss	$(10,029)	$(3,365)
Non-cash adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	190	323
Depreciation	734	714
Gain on disposal of property and equipment	(49)	(68)
Stock-based compensation	670	1,005
Amortization of other intangible assets	322	350
Impairment of intangible assets and goodwill	1,708	—
Net changes in operating assets and liabilities:
Accounts receivable, net	3,132	(3,246)
Inventories	92	188
Other current assets	67	(132)
Accounts payable	(302)	(827)
Other accrued liabilities and deferred revenues	(700)	752
Accrued restructuring	57	171
Other long-term liabilities	(81)	68
Net cash used in operating activities	(4,189)	(4,067)
Investing activities
Purchases of property and equipment	(101)	(996)
Proceeds from sale of property and equipment	96	81
Net cash used in investing activities	(5)	(915)
Financing activities
Principal payments on line of credit, net	(5,500)	1,900
Borrowings from long-term obligations	—	89
Principal payments on capital lease	(28)	(35)
Principal payments on long-term obligations	(13)	(33)
Proceeds from employee stock incentive program and employee stock purchase plan	296	120
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	7,608	—
Cash dividends paid on redeemable convertible preferred stock	(91)	—
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(75)	(65)
Net cash provided by financing activities	2,197	1,976
Effect of exchange rates on cash and cash equivalents	(9)	370
Net decrease in cash and cash equivalents	(2,006)	(2,636)
Cash and cash equivalents, beginning of period	8,722	8,627
Cash and cash equivalents, end of period	$6,716	$5,991
Cash paid during the period for:
Interest	$84	$168
Taxes	$20	$31
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$120	$212
Accretion of redeemable convertible preferred stock to redemption value	$49	$—
Undistributed dividends allocated to redeemable convertible preferred stock	$80	$—
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
2. Stock-Based Compensation
The Company has adopted equity incentive plans that provide for the grant to employees and directors of stock-based awards, including without limitation, stock options, restricted shares, and restricted stock units of Adept common stock. In addition, certain of these plans permit the grant of non-statutory stock-based awards to consultants and non-employee directors. Adept historically primarily granted options under its existing stock plans, but commenced in fiscal 2009 to grant shares of restricted stock to executive and certain non-executive key employees as incentive compensation subject to performance criteria, and in the third quarter of fiscal 2013, expanded use of performance-based awards. Option awards granted have an exercise price equal to the market price of the Company's stock on the date of grant, except for the CEO option grant described below with a price exceeding the grant date market price of the Company's common stock. Option awards generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.
Adept has an ESPP and two equity compensation plans currently in effect, which are the 2003 Stock Option Plan and 2005 Equity Incentive Plan. As of March 30, 2013, there were 386,682 shares available for issuance under the 2008 Employee Stock Purchase Plan and the outstanding options, restricted shares, and available shares remaining for issuance are as follows:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	236,593	144,310
2005 Equity Incentive Plan	732,788	734,658
Options are also outstanding pursuant to four equity compensation plans which have expired or been terminated. These include the 1993 Stock Option Plan which has 8,855 shares subject to outstanding options; the 1995 Director Stock Option Plan which has 600 shares subject to outstanding options; the 2001 Stock Option Plan which has 49,500 shares subject to outstanding options; and the 2004 Director Option Plan which has 107,000 shares subject to outstanding options.
Under all plans, for employee grants, vesting of options is generally monthly in equal installments over a four period, except for performance awards granted during the third quarter of fiscal 2013. Restricted stock grants made to Adept executive officers and other senior management and key employees under annual performance programs and discretionary grants pursuant to the 2005 Equity Incentive Plan prior to the third quarter of fiscal 2013 are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. Initial director grants made prior to March 2010 vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Annual non-employee director grants made prior to March 2010 vest monthly in equal installments over a four year period. In March 2010, the Board revised director compensation so that annual option grants of 6,000 shares to non-employee directors made after March 2010 vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and the initial option grant of 10,000 shares to non-employee directors vests in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% vests at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. In March 2010, the Board of Directors authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board of Directors.
During the quarter ended March 30, 2013, a subcommittee of the Compensation Committee approved the termination of the Company's Fiscal 2013 Performance Plan, and its replacement with the Fiscal 2013 Management Incentive Plan (the “2013 Incentive Plan”), providing for potential performance-based cash compensation for the Company's executive officers and certain other key employees for achievement of fiscal 2013 goals.
Additionally during the quarter ended March 30, 2013, options and restricted stock were awarded with vesting based upon achievement of corporate financial objectives and individual performance objectives to further incentivize corporate performance through alignment with the interests of the stockholders of the Company.
In February 2013, the Company granted its new President and Chief Executive Officer options to purchase up to 75,000 shares of common stock at an exercise price of $4.60, vesting upon achievement of specified Adept financial and new product and customer sales performance targets, with vested options generally remaining exercisable for ten years and after separation until the earlier of September 30, 2016 and the date on which the Company's Series A redeemable convertible preferred stock is no longer outstanding.
The Company granted 10,600 shares of restricted stock to vest upon achievement of individual third and fourth fiscal quarter 2013 performance objectives, the Company's achievement of the corporate objectives under the 2013 Incentive Plan for the third and fourth fiscal quarters, and achievement of the positive adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") threshold defined by the 2013 Incentive Plan. These grants are separate from, but incorporate many terms of, the 2013 Incentive Plan.
During March 2013, the Company also granted 10,815 shares of restricted common stock to vest on the first anniversary of grant in March 2014 if the recipients achieve their respective individual performance objectives prior to such date and 50,000 shares of restricted common stock to technical personnel vesting on June 30, 2013 if certain operational performance objectives are met by that date.
During March 2013, the Company also granted restricted stock awards for 98,200 shares for retention incentive purposes vesting in full on the first anniversary of grant in the third quarter of fiscal 2014.
For all grants, the Company recognizes the fair value of stock-based compensation as an expense in the calculation of net income (loss), which is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded during the nine months ended March 30, 2013 has been accounted for as an equity instrument.
The Company recorded $670,000 and $1.0 million of stock-based compensation expense on its unaudited condensed consolidated statements of comprehensive loss for the nine months ended March 30, 2013 and March 31, 2012, respectively, for its stock plans, ESPP, and acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans for the nine months ended March 30, 2013 and March 31, 2012 were $2.33 and $2.52, respectively. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the nine months ended March 30, 2013 and March 31, 2012 were $1.31 and $1.05, respectively.
The weighted average grant-date fair values were calculated using the following weighted average assumptions:

	Nine Months Ended
	March 30, 2013		March 31, 2012
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.56%	0.16%	0.67%	0.06%
Expected life (in years)	6.24	0.49	5.77	0.49
Expected volatility	80%	62%	82%	58%
Dividend yield	0%	0%	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, is restricted from paying cash dividends on its common stock by its credit facility, and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options or ESPP shares by Adept’s employees and is indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.
For the nine months ended March 30, 2013 and March 31, 2012, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated and records a recovery of prior expense if the actual forfeiture rate is higher than estimated.
A summary of stock option activity under the option plans as of March 30, 2013 and changes during the nine months then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2012	1,473	$5.11
Granted	369	$3.68
Exercised	(64)	$2.89
Forfeited or Expired	(643)	$5.30
Outstanding at March 30, 2013	1,135	$4.67	5.98	$19
Vested/Expected to Vest at March 30, 2013	1,105	$4.68	5.90	$19
Exercisable at March 30, 2013	767	$5.07	4.69	$18
A summary of restricted stock activity under the 2005 Equity Incentive Plan as of March 30, 2013 and changes during the nine months then ended is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	344,415	3.90
Vested	(37,546)	4.31
Forfeited due to cancellation or for taxes	(103,176)	4.27
As of March 30, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding; the cost of which is expected to be recognized through fiscal 2017, with a weighted average remaining period of 1.74 years for stock options and 0.63 years for stock awards.
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
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest one-third on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of stockholders receiving such shares, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 15 to the Notes to Condensed Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of March 30, 2013, there were 7,603 shares issued in connection with the merger remaining to vest under the MobileRobots acquisition agreement.

In fiscal 2011, the Company also made a grant of 100,000 shares of restricted stock in connection with the acquisition of InMoTx to its chief technology officer to vest on the third anniversary of the acquisition, contingent upon his continued employment and subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares vested on June 30, 2012, upon satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no shares remaining to vest under this agreement.
During the nine months ended March 30, 2013, 35,646 shares of common stock were issued under the Company's 2008 Employee Stock Purchase Plan. Shares are issued semi-annually under the ESPP in April and November.
Total common shares outstanding at March 30, 2013 were 10,865,597.
3. Cash, Cash Equivalents, and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At March 30, 2013 and June 30, 2012, the Company had $6.7 million and $8.7 million, respectively, in cash and cash equivalents.
Realized gains or losses, interest, and dividends are included in interest income.
4. Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventory are as follows (in thousands):

	March 30, 2013	June 30, 2012
	(unaudited)
Raw materials	$4,898	$5,573
Work-in-process	1,249	331
Finished goods	1,724	2,050
Total inventory	$7,871	$7,954

5. Property and Equipment
Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	March 30, 2013	June 30, 2012
	(unaudited)
Machinery and equipment	$5,218	$5,097
Computer equipment	5,452	5,449
Software development costs	2,688	2,688
Office furniture and equipment	1,072	1,007
	14,430	14,241
Less accumulated depreciation	(12,691)	(11,949)
Net property and equipment	$1,739	$2,292

6. Goodwill and Other Intangible Assets
On January 10, 2011, the Company completed the acquisition of InMoTx. Goodwill of $1.4 million and intangible assets of $1.3 million were acquired as a result of the acquisition. Of the $1.3 million in intangible assets, $1.1 million was assigned to developed technology to be amortized over seven years, and $231,000 was assigned to trademarks and trade names to be amortized over three years. During the fiscal quarter ending December 29, 2012, the Company analyzed future demand for the software acquired in the purchase of InMoTx noting a significant reduction in expectations in comparison to previous forecasts. In addition, the Company elected to rebrand the related InMoTx Octomation product line with Adept's trade name, AdeptPac, and to no longer use the Octomation trade names. Following these events, the Company completed an impairment analysis of the goodwill and intangible assets associated with the acquisition. The Company concluded that the carrying value of intangible assets for the software and trademarks were not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. The carrying value of the InMoTx Octomation software and the trademarks was $234,000. The Company also concluded that the goodwill was impaired as the fair value of the reporting unit did not exceed the carrying value of the reporting unit. The Company compared the reporting unit's implied fair value to carrying value noting full impairment of the goodwill was necessary. Accordingly, the Company impaired assets in the amount of $1.7 million including the entire value of goodwill and $234,000 of the intangibles assets related to this acquisition.
On June 25, 2010, The Company acquired MobileRobots. Goodwill of $1.2 million and intangible assets of $1.2 million were acquired as a result of the acquisition. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years, and $340,000 was assigned to the customer base to be amortized over three years.
Intangible assets subject to amortization as of March 30, 2013 and June 30, 2012 were as follows (in thousands):

	March 30, 2013				June 30, 2012
	(unaudited)
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(327)	$—	$503	$830	$(238)	$592
Customer Base, MobileRobots	340	(311)	—	29	340	(226)	114
Developed Technology, InMoTx	1,100	(345)	(157)	598	1,100	(236)	864
Trademarks/Trade names, InMoTx	231	(154)	(77)	—	231	(115)	116
Total	$2,501	$(1,137)	$(234)	$1,130	$2,501	$(815)	$1,686
Amortization expense totaled $89,000 and $117,000 for the three months ended March 30, 2013 and March 31, 2012, respectively, and $322,000 and $350,000 for the nine months ended March 30, 2013 and March 31, 2012, respectively.

A summary of future amortization as of March 30, 2013 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$(119)	$(119)	$(119)	$(119)	$(27)	$(503)
Customer Base, MobileRobots	(29)	—	—	—	—	(29)
Developed Technology, InMoTx	(126)	(126)	(126)	(126)	(94)	(598)
Total	$(274)	$(245)	$(245)	$(245)	$(121)	$(1,130)
7. Financing Arrangements
Redeemable Convertible Preferred Stock
On September 18, 2012, the Company issued to a Hale Capital Partners affiliate 8,000 shares of its Series A redeemable convertible preferred stock (the "redeemable convertible preferred stock"), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the "Certificate of Designations"). The Company received net proceeds of approximately $7.6 million from the issuance of the redeemable convertible preferred stock, after deducting expenses paid by the Company. The Certificate of Designations sets forth the terms, rights, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or subject to certain equity conditions not met during the first three quarters of fiscal 2013, in common stock. Dividends on the redeemable convertible preferred stock accrue at the prime rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, at a conversion rate of $4.60 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). For the nine months ended March 30, 2013, the Company had a total of $171,000 in redeemable convertible preferred stock dividends, of which $91,000 has been paid in cash and $80,000 is accrued in redeemable convertible preferred stock.

On March 27, 2013, Adept entered into a letter agreement with the holders of the redeemable convertible preferred stock (the “Letter Agreement”), with respect to the waiver and deferrals of certain rights related to the redeemable convertible preferred stock.
Pursuant to the Certificate of Designations and the Letter Agreement, if on or after 103 days following the first anniversary of the issuance of the redeemable convertible preferred stock, the common stock price exceeds the “Applicable Percentage” (meaning, 200% of the conversion rate until 103 days after the second anniversary of the issuance date, 175% until 103 days after the third anniversary of the issuance date, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions met such that shares of common stock issued upon conversion can be immediately saleable by the redeemable convertible preferred stockholders, Adept can convert the redeemable convertible preferred stock up to an amount equal to the greater of the arithmetic average of the weekly trading volume of the common stock for each of the 20 consecutive trading days immediately preceding the applicable determination date (the “Volume Limit”) or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.
Pursuant to the Certificate of Designations and the Letter Agreement, starting 103 days after the date that is18 months after issuance of the redeemable convertible preferred stock, if the trading price of Adept's common stock is more than 110% of the conversion price for each of the five trading days immediately preceding the date of determination, Adept may convert up to 10% of the redeemable convertible preferred stock issued pursuant to the Securities Purchase Agreement plus certain amounts that the Company was not previously allowed to convert or redeem pursuant to the terms of the Certificate of Designations or under applicable law per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to certain equity conditions. The ability to require this installment conversion requires that Adept (i) maintain on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by Adept and Silicon Valley Bank and reasonably acceptable to Hale Capital Partners (which acceptance shall not be unreasonably withheld or delayed). If Adept cannot convert the redeemable convertible preferred stock due to its failure to satisfy such conditions, then it may redeem the shares for cash at the same price subject to agreement of the redeemable convertible preferred stockholder. The amended and restated loan and security agreement with Silicon Valley Bank requires no EBITDA or cash threshold for conversion, but does require a minimum EBITDA and cash threshold at the end of the quarter preceding an installment cash redemption.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of Adept to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require Adept to redeem all or some of the redeemable convertible preferred stock at a price equal to 100% of the conversion amount, and in the event certain equity conditions are not satisfied during a certain period, the greater of (i) the conversion amount being redeemed and (ii) the product of the conversion amount being redeemed and the quotient determined by dividing the highest trading price of the common stock underlying the redeemable convertible preferred stock during the period beginning on the date immediately preceding such triggering event and ending on the date the redeemable convertible preferred stockholder delivers a redemption notice by the conversion price, plus accrued and unpaid dividends. On and after September 30, 2016, each redeemable convertible preferred stockholder can require Adept to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Silicon Valley Bank Line of Credit
The company has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009, and entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements in March 2011. These loan documents were amended in previous quarters. On March 25, 2013, Adept and SVB entered into an Amended and Restated Loan and Security Agreement for the domestic portion of the revolving line, a new Loan and Security Agreement (EX-IM Loan Facility), which replaced the expiring agreement for the portion of the revolving line guaranteed by the Export-Import Bank of the United States (the “EX-IM Sublimit”), and related loan agreement amendments. The EX-IM Sublimit permits Adept to borrow against foreign accounts receivable and export-related inventory. The revolving line of credit and loan agreements are also described in this quarterly report on Form 10-Q under the section entitled “Liquidity and Capital Resources”.
Pursuant to the loan agreements, Adept may borrow up to $8 million (net of borrowings under the EX-IM sublimit), at an 80% advance rate, against eligible domestic accounts receivable that SVB has specifically agreed to finance. Under the EX-IM Sublimit, Adept may borrow up to $6 million against eligible foreign accounts receivable (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate), in each case that SVB has specifically agreed to finance. The advance rates are subject to adjustment in SVB's discretion. The loan agreements specify the criteria for determining eligible accounts receivable and inventory, and ongoing conditions precedent to Adept's ability to borrow under the line of credit.
The maturity date of the SVB line of credit is March 24, 2014. The maximum aggregate borrowing under the loan agreements may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the EX-IM Sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Accounts receivable and inventory financed by SVB will bear interest or a finance charge equal to SVB's announced prime rate plus 1.75% per annum. The applicable interest or finance charge is calculated based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.
Adept is no longer required to meet financial covenants tied to maintaining minimum liquidity or minimum EBITDA, but remains obligated to comply with various other covenants. Adept must repay advances against accounts receivable, together with related finance charges, when it receives payment on the financed receivables (or earlier as specified in the loan agreements), and must repay all outstanding obligations under the line of credit on the maturity date. Adept is required to maintain its primary operating deposit accounts with SVB, and to direct all customers to transmit payments to a lockbox account at SVB. Provided that there is no event of default under the line, SVB will apply collections from the lockbox to repayment of the financed accounts receivables, accrued finance charges and bank expenses, and transfer the remaining proceeds to Adept's designated deposit account with SVB.
In April 2013, Adept paid facility fees of $82,100 to SVB and $37,500 in other bank expenses in connection with entry into the loan agreements. During the second quarter of fiscal 2013, Adept repaid the remaining outstanding loan balance under the revolving line of credit. Adept was in compliance with the covenants in the loan documents as of June 30, 2012 and March 30, 2013. At March 30, 2013, Adept had no outstanding principal balance under the revolving line.
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
Changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended
(unaudited)	March 30, 2013	March 31, 2012
Balance at beginning of period	$1,243	$1,116
Provision for warranties issued	123	601
Warranty claims	(303)	(517)
Balance at end of period	$1,063	$1,200
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
The Company recorded a tax provision of $96,000 and $198,000 for the three and nine months ended March 30, 2013, respectively, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax provision of $157,000 and $198,000 for the three and nine months ended March 31, 2012, respectively, primarily due to foreign tax of certain foreign entities and state minimum taxes.
The Company had gross unrecognized tax benefits of approximately $8.2 million and $8.1 million as of March 30, 2013 and June 30, 2012 respectively. Approximately $7.7 million of the unrecognized tax benefit as of March 30, 2013 and June 30, 2012 has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $600,000 and $400,000 as of March 30, 2013 and June 30, 2012 respectively would benefit the income tax provision.  In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.
The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2012 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2012 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 30, 2013, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $41,000.
11. Net Loss per Share
Net loss per share was determined as follows (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Net loss	$(1,754)	$(1,538)	$(10,029)	$(3,365)
Effects of redeemable convertible preferred stock
Less accretion of redeemable convertible preferred stock to redemption value	24	—	49	—
Less dividends allocated to redeemable convertible preferred stockholders	80	—	171	—
Net loss attributable to the company's common stockholders	$(1,858)	$(1,538)	$(10,249)	$(3,365)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted net loss per share attributable to common stockholders	10,704	9,398	10,542	9,352
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.16)	$(0.97)	$(0.36)
The computation of diluted net loss per share for the three months ended March 30, 2013 does not include 1,048,730 options to purchase shares and 213,392 shares of unvested restricted stock. The computation of diluted net loss per share for the three months ended March 31, 2012 does not include 1,010,882 options to purchase shares and 263,847 shares of unvested restricted stock.
The computation of diluted net loss per share for the nine months ended March 30, 2013 does not include 1,089,170 options to purchase shares and 213,392 shares of unvested restricted stock. The computation of diluted net loss per share for the nine months ended March 31, 2012 does not include 992,485 options to purchase shares and 263,847 shares of unvested restricted stock.
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

	Three Months Ended		Nine Months Ended
(unaudited)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenues:
Robotics	$8,254	$14,644	$25,305	$40,742
Services and Support	2,689	2,832	7,816	8,505
Total revenues	$10,943	$17,476	$33,121	$49,247
Segment operating income (loss):
Robotics	$(867)	$3,124	$(2,701)	$8,117
Services and Support	953	659	2,385	1,777
Segment operating income (loss)	86	3,783	(316)	9,894
Unallocated research, development and engineering and general and administrative expenses	(1,762)	(4,029)	(7,044)	(10,936)
Restructuring charges	(114)	(791)	(509)	(1,214)
Amortization of intangible assets	(89)	(117)	(322)	(350)
Impairment of intangibles and goodwill	—	—	(1,708)	—
Operating loss	(1,879)	(1,154)	(9,899)	(2,606)
Net interest expense	8	(59)	(41)	(172)
Foreign currency exchange gain (loss)	213	(168)	109	(389)
Loss before income taxes	$(1,658)	$(1,381)	$(9,831)	$(3,167)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets related to continuing operations are summarized in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
Revenues:
United States	$3,273	$5,588	$9,699	$13,783
Europe	5,494	8,384	17,028	23,351
Asia	1,948	2,923	5,535	9,349
All other countries	228	581	859	2,764
Total	$10,943	$17,476	$33,121	$49,247

(unaudited)	March 30, 2013	June 30, 2012
Long-lived tangible assets:
United States	$1,459	$1,997
All other countries	379	416
Total long-lived tangible assets	$1,838	$2,413
Adept’s revenues are reported by geographic region based on the ship-to location of the customer order. Revenues by country are broken out when they exceed 10% of total revenue or deemed useful information to separate.
Goodwill
At March 30, 2013, Adept had $1.5 million in goodwill related to the acquisition of MobileRobots in the fourth quarter of fiscal 2010. The goodwill from the acquisition of InMoTx in the third quarter of fiscal 2011 was fully impaired during the three months ended December 29, 2012. See Note 6 of the Notes to Condensed Consolidated Financial Statements for discussion of the impairment of goodwill and intangible assets. All of the goodwill is carried in the Robotics segment and none is allocated to the Service and Support segment.
13. Foreign Currency Translation
The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and income and expense accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains were $213,000 for three months ended March 30, 2013 and foreign currency transactions losses were $168,000 for the three months ended March 31, 2012. Foreign currency transaction gains were $109,000 for the nine months ended March 30, 2013 and foreign currency losses were $389,000 for nine months ended March 31, 2012.
The foreign currency transaction gains recorded in the three months ended March 30, 2013 were mainly generated from gains related to the revaluation of payables held in U.S. dollars and payable in yen and gains related to non-permanent intercompany debt denominated in euros. The foreign currency transaction gains recorded in the nine months ended March 30, 2013 were mainly generated from unrealized gains related to the revaluation of payables held in U.S. dollars and payable in yen and realized gains related to non-permanent intercompany debt denominated in euros.
The foreign currency transaction losses recorded in the three months ended March 31, 2012 were mainly generated from realized losses related to non-permanent intercompany debt denominated in euros and paid in U.S. dollars. The foreign currency transaction losses recorded in the nine months ended March 31, 2012 were mainly generated from unrealized losses related to the revaluation of payables held in U.S. dollars and payable in yen and realized losses related to non-permanent intercompany debt denominated in euros.
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
During the three and nine months ended March 30, 2013, the Company incurred $114,000 and $509,000, respectively, in restructuring charges related to restructuring activities during fiscal 2013 which were primarily employee severances in connection with the Company's second quarter reduction in force. Of this amount, $423,000 was paid during the second and third quarter of fiscal 2013 and $86,000 was accrued to be paid in the fourth quarter of fiscal 2013.
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
Pursuant to the terms of the merger agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares were subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an 18-month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, the fair value of which was $0 at March 30, 2013.
The 199,979 shares of common stock issued upon the merger were valued at Adept's stock value on the merger date of $4.89 per share, totaling $977,897, and were recognized as consideration upon the merger. The 100,000 shares of restricted common stock issued to the InMoTx chief technology officer would have been recognized on the target vesting date. However, on September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate his employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and 19,500 shares vested on June 30, 2012, upon the satisfactory completion of the requirements set forth in the separation agreement. As of June 30, 2012, there were no other shares remaining to vest under this agreement. In addition, any contingent annual cash payments of 2% of revenues to the same individual would be recognized as compensation expense when and if the revenue targets specified in the merger agreement are deemed probable.
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

Intangible assets of $1.3 million consist of $1.1 million in developed technology and $231,000 in trademarks and trade names. The intangible assets were valued using the relief from royalty method, using a rate of 9.1% based upon third party licensing agreements and industry guidelines for the developed technology, and a rate of 1.0% for the trademarks and trade names, based upon the relative age and importance of the trademarks and trade names. Of the total purchase consideration, $1.4 million was recognized as goodwill, which represents the excess of the purchase consideration of the acquired business over the fair value of the underlying net assets acquired and liabilities assumed. See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impairment of goodwill and intangible assets.

The potential annual cash payments to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues over a predefined threshold of the acquired business and related products were valued at $80,000 on the acquisition date and recognized as a contingent liability. At March 30, 2013, the fair value of the contingent cash payments was $0. The Company took into consideration historical results and revenue projections to estimate the fair value of the contingent consideration, and to determine the probability that these revenue thresholds would be met on the targeted dates outlined in the merger agreement.
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
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by NASDAQ of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to the stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept and vesting was accelerated on $173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2012 and June 25, 2011, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. On September 30, 2011, another MobileRobots founder terminated employment with Adept, and vesting was accelerated on 115,383 shares of restricted stock. As of March 30, 2013, there were 7,603 shares remaining to vest under this agreement.
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
The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of 18 months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud, which expired during fiscal 2012. The indemnification for the core corporate and intellectual property representations expired during fiscal 2012 and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to the release schedule. As of March 30, 2013, all stock has been released from escrow and there were 6,293 shares remaining for vesting on June 24, 2013.
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
16. Leases
Adept's headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 total square feet in Pleasanton, California. The first lease agreement, which is related to Adept's principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years ending December 31, 2015, and an option to extend for an additional five-year period. Annual rent payments were $690,826 initially in 2009, subject to a 3% annual increase. During the second quarter of fiscal 2012, Adept received a four-month rent abatement on this lease in exchange for the removal of a clause in the lease which allowed for termination by the lessee on the fifth year, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000. The second leased building is located near Adept's executive offices and is used for the Company's manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term ending January 2016, with an option to terminate after five years and an option to extend for an additional five-year period after the seventh year term. The lease's initial annual rent in 2009 was $414,486 and subject to a 3% annual increase.   Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Shanghai, China, and Singapore. All of Adept's facilities are used by both of the Company's two reportable business segments.
Adept records lease expense on a straight-line basis over the related lease term. A summary of contractual obligations as of March 30, 2013 is as follows (in thousands):

	Total	Year 1	Year 2	Year 3	Year 4	5 years of more years
Lease Obligations	$4,329	$1,959	$1,036	$817	$197	$320
Capital Lease Obligations	197	132	54	11	—	—
Total	$4,526	$2,091	$1,090	$828	$197	$320

17. Subsequent Events
The Company has evaluated subsequent events through May 14, 2013, the date this report was available to be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Strategy
Our strategy focuses on specific industries where the use of automation is expected to grow over the long term and where we can provide significant product differentiation. This strategy reflects our belief that new opportunities exist in the expansion of application level solutions in vertical markets, where automation has been largely non-existent or extremely inflexible. The markets we have targeted are: mobile automation, packaging, clean-tech industries such as semiconductor, electronics, solar and medical. Currently, we are primarily focusing our current investments on our MobileRobots technology for mobile automation, as we believe this market hold significant near-term growth opportunities.
We have invested significantly in our MobileRobots technology to take advantage of emerging opportunities for mobile automation applications across a number of vertical industries, including medical, logistics and light manufacturing. In February 2012, we launched the new Adept Courier, a small autonomous robotic vehicle that performs everyday tasks such as moving goods, materials, samples or parts around an office or production environment. Currently, as further discussed under the heading “Product Developments” below, we are launching a new, internally designed mobile robot platform, Lynx, initially targeted to clean-tech and semiconductor manufacturing markets. A fleet of robots, along with appropriate control software, is typically needed to effectively solve the common logistics problems found in mobile automation environments. We, therefore, believe our unique mobile robot technology has tremendous long-term potential across a wide range of environments. We further believe that over time, our mobile automation business will be characterized by larger average order sizes and better visibility than our traditional businesses.
The packaging market has continued to increase its use of automation even during the last few years of worldwide economic weakness, and our Quattro robot has been well received in this market. Although adoption of certain InMoTx technologies was not successful leading to our recording impairment of intangible assets and goodwill in connection with that acquired business, we believe our acquisition of InMoTx in January 2011 further strengthened our capabilities in the packaging market, as InMoTx has differentiated gripping technology for global food processing applications sold under our SoftPic brand. Our strategy for the packaging business focuses on offering robotic components through our integration channel partners versus sales to direct users who must integrate our products into a complete line of manufacturing and logistics products.
Another area that we believe holds long-term growth opportunity for Adept is the China robotics market. In June 2011, we opened a new sales and service office in Shanghai with the aim of capitalizing on the rapid development of industrial automation in China. This office allows us to be more visible and to provide better access and support to our growing customer base in the region. Additionally, we continue to address our sales efforts towards our traditional markets, such as the German automotive electronics and industrial markets, where our products are well positioned, and we believe a significant long-term opportunity exists.
Acquisitions
InMoTx
On January 10, 2011, we acquired InMoTx, Inc., a privately-held provider of robotic platform solutions and gripping technology for the global food processing market.
In October 2011, we announced the decision to consolidate the InMoTx Denmark operations into our Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012. See Note 15 of the Notes to Condensed Consolidated Financial Statements for further information regarding the acquisition of InMoTx.
MobileRobots
On June 25, 2010, we acquired MobileRobots Inc., a privately-held provider of autonomous robot and automated guided vehicle technologies.
The results of MobileRobots' operations have been included in our consolidated financial statements since June 25, 2010. See Note 15 of the Notes to Condensed Consolidated Financial Statements for further information regarding the acquisition of MobileRobots.
Trends in Our Business
During the third quarter of fiscal 2013, our revenues decreased 37% compared with the same period in the previous fiscal year, primarily as a result of cyclical economic downturns broadly affecting our traditional markets and persisting throughout the first three quarters of fiscal 2013.
Sales to disk drive customers in Asia were significantly impacted in fiscal 2013 due to the industry's cyclical downturn, following several quarters of capital investment. The disk drive industry commonly experiences cycles of capital investment and absorption, which are unpredictable in terms of timing and duration. Given this unpredictability, we currently do not expect our disk drives sales to experience growth from their current lower levels during the remainder of fiscal 2013.
Europe remained generally weak in the 2013 third quarter due to continuing political and economic uncertainty, and our sales decreased sharply from fiscal 2012 levels across our traditional markets including automotive, appliance and consumer goods, with sales to the solar market also decreasing. These unfavorable trends, driven largely by economic and cyclical patterns, appear unlikely to recover meaningfully in our fiscal 2013 fourth quarter and we therefore expect that our sales will continue to be under pressure until our markets regain the confidence needed for capital investment.
Europe historically has accounted for more than half of our total annual sales and therefore economic weakness in Europe has a disproportionate impact on our overall performance. We are focused on diversifying our revenue base and increasing activity in other regions, including North America and Asia. Our mobile automation business currently is focused on the U.S. market where there is opportunity in both the commercial and research environments as well as Asia markets for semiconductor manufacturing. We have continued to serve our customer base in the research sector, which includes universities, labs and similar environments, and are making investments in our new mobile robot platform that initially will be aimed at commercial environments. We believe that there is significant long-term potential for Adept to address material handling applications in the medical, semiconductor, industrial and other markets with differentiated mobile automation technology and expertise.
Restructuring and Cost Reduction Actions
Due to the decline in the Company's revenues in the first half of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the Company defined a comprehensive restructuring plan to more closely align the Company's spending levels with the Company's near-term revenue expectations. The restructuring included headcount reductions, streamlining operations to prioritize sales and marketing activities, reduce non-core engineering expense and eliminating duplicate functions and non-essential administrative services, and is expected to be completed within the remainder of fiscal 2013.  The Company believes that these actions will allow the Company, by fiscal year end, to reduce normal yearly operating expenses for next fiscal year to a level reflecting an approximately $6 million annualized savings as compared to fiscal 2012.
While lowering the cost structure of our business overall to generate positive cash flow, we also continued to focus on our strategic priorities by focusing our growth initiatives of putting mobile robotic products into the market as further described under the heading “Product Developments” below, to expand our packaging business by redirecting our efforts to a focus on offering robotic components through our integration channel partners versus sales to direct users who must integrate our products into a complete line of manufacturing and logistics products, and to revitalize our core robotics business.
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
During the second quarter of fiscal 2013, we launched our Lynx mobile robot and deployed the first Lynx robots to a semiconductor customer integrating our mobile robot with our vision guided robot arm technology to autonomously transport and automatically load components of the semiconductor foundry process in a fab environment.

Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flows during the three and nine month periods ended March 30, 2013 and March 31, 2012. Unless otherwise indicated, references to any quarter in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our 2013 third fiscal quarter ended March 30, 2013. This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K as filed with the SEC on September 24, 2012.
Revenues. Summary information by segment for the three and nine months ended March 30, 2013 and March 31, 2012 is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Segment (unaudited)	March 30, 2013	% Change	March 31, 2012	March 30, 2013	% Change	March 31, 2012
Robotics
Revenues	$8,254	(44)%	$14,644	$25,305	(38)%	$40,742
Percentage of total revenues	75%		84%	76%		83%
Services and Support
Revenues	2,689	(5)%	2,832	7,816	(8)%	8,505
Percentage of total revenues	25%		16%	24%		17%
Total Revenues	$10,943	(37)%	$17,476	$33,121	(33)%	$49,247

For the three months ended March 30, 2013, revenues were $10.9 million, down 37% from revenues of $17.5 million for the three months ended March 31, 2012 as a result of lower sales in both Robotics and Service and Support segments. For the nine months ended March 30, 2013, revenues were $33.1 million, down 33% from revenues of $49.2 million for the nine months ended March 31, 2012 as a result of lower sales in both our Robotics and Services and Support segments.
Robotics segment revenues, which result from the sale of our intelligent robotics systems, vision-guidance technology and third party robot mechanisms, were $8.3 million for the three months ended March 30, 2013, a decrease of 44% from $14.6 million for the three months ended March 31, 2012. Robotics segment revenues were $25.3 million for the nine months ended March 30, 2013 a decrease of 38% from $40.7 million for the nine months ended March 31, 2012. The decreases were primarily due to a cyclical downturn across our markets, a continuing weak economy in Europe, decreased levels of capital investment in the solar market and disk drive markets, and delays of orders for our packaging automation solutions.
Services and Support revenues, which result from the sale of robotics services and support as well as replacement parts, were $2.7 million for the three months ended March 30, 2013, down 5% from $2.8 million for the three months ended March 31, 2012 as a result of cyclical downturn across our markets. Services and Support revenues, were $7.8 million for the nine months ended March 30, 2013, down 8% from $8.5 million for the nine months ended March 31, 2012, resulting from the same factors that adversely affected our fiscal third quarter compared to the prior year's fiscal third quarter.
Revenue by geography for the three and nine months ended March 30, 2013 and March 31, 2012 is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Geography (unaudited)	March 30, 2013	% Change	March 31, 2012	March 30, 2013	% Change	March 31, 2012
United States
Revenues	$3,273	(41)%	$5,588	$9,699	(30)%	$13,783
Percentage of total revenues	30%		32%	29%		28%
Europe
Revenues	$5,494	(34)%	$8,384	$17,028	(27)%	$23,351
Percentage of total revenues	50%		48%	51%		47%
Asia
Revenues	$1,948	(33)%	$2,923	$5,535	(41)%	$9,349
Percentage of total revenues	18%		17%	17%		19%
Other countries
Revenues	$228	(61)%	$581	$859	(69)%	$2,764
Percentage of total revenues	2%		3%	3%		6%
Total International Revenues	$7,670	(35)%	$11,888	$23,422	(34)%	$35,464
Percentage of total revenues	70%		68%	71%		72%
Total Revenues	$10,943	(37)%	$17,476	$33,121	(33)%	$49,247
U.S. sales were $3.3 million for the three months ended March 30, 2013 accounting for 30% of total revenue and down 41% compared with $5.6 million for the three months ended March 31, 2012. This decrease primarily was due to lower sales of our mobile solutions for universities and labs as well as decreased sales to packaging markets as compared to the prior year period. U.S. sales were $9.7 million for the nine months ended March 30, 2013, accounting for 29% of total revenue and down 30% compared with $13.8 million for the nine months ended March 31, 2012. This decrease was primarily due to lower sales to packaging markets.
Total international sales were $7.7 million for the three months ended March 30, 2013, accounting for 70% of total revenue and down 35% compared with $11.9 million for the three months ended March 31, 2012. Total international sales were $23.4 million for the nine months ended March 30, 2013, accounting for 71% of total revenue and down 34% compared with $35.5 million for the nine months ended March 31, 2012. Further detail for individual regions is explained in the following remarks.
European sales decreased 34% to $5.5 million, and accounted for 50% of total revenue in the three months ended March 30, 2013, compared with the three months ended March 31, 2012, due to a weaker economic environment across most of the Company's European markets. European sales decreased 27% to $17.0 million, and accounted for 51% of total revenue in the nine months ended March 30, 2013, compared with the nine months ended March 31, 2012, also due to a weaker economic environment across most of the Company's European markets.

Sales from Asia decreased 33% to $1.9 million, and accounted for 18% of total revenue in the three months ended March 30, 2013 compared with the three months ended March 31, 2012, when Asia accounted for 17% of total revenue. This change resulted primarily from decreased disk drive equipment sales as this market entered a cyclical downturn. Sales from Asia decreased 41% to $5.5 million, and accounted for 17% of total revenue in the nine months ended March 30, 2013, compared with the nine months ended March 31, 2012, when Asia accounted for 19% of total revenue. This change also resulted primarily from decreased disk drive equipment sales as this market entered a cyclical downturn.
Revenues from other countries were a relatively small percentage of the Company’s sales in the three and ninth months ended March 30, 2013 and March 31, 2012.
Gross Margin. Summary information on gross margin for the three and nine months ended March 30, 2013 and March 31, 2012 is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 30, 2013	% Change	March 31, 2012	March 30, 2013	% Change	March 31, 2012
Revenues	$10,943		$17,476	$33,121		$49,247
Gross profit margin	4,676	(35)%	7,175	12,818	(39)%	20,957
Gross margin %	42.7%		41.1%	38.7%		42.6%
Gross margin as a percentage of revenues was 42.7% for the three months ended March 30, 2013, compared to 41.1% for the three months ended March 31, 2012. Increased gross margin in the fiscal 2013 third fiscal quarter was primarily due to variations in product mix and lowered manufacturing direct costs. Gross margin as a percentage of revenues was 38.7% for the nine months ended March 30, 2013, compared to 42.6% for the nine months ended March 31, 2012. Lower gross margin in the fiscal 2013 nine month period primarily resulted from a net increase in excess and obsolete inventory reserves of $875,000 due to lower demand and product obsolescence.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in sales mix of products and/or changes in operating costs.
Operating Expenses
Research, Development and Engineering Expenses.
Research, development and engineering expenses for the three and nine months ended March 30, 2013 and March 31, 2012 are as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 30, 2013	% Change	March 31, 2012	March 30, 2013	% Change	March 31, 2012
Expenses	$1,839	(20)%	$2,293	$5,878	(12)%	$6,699
Percentage of revenues	17%		13%	18%		14%
Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception the capitalization of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.
R&D expenses for the three months ended March 30, 2013 were $1.8 million, or 17% of revenues, down 20% from $2.3 million, or 13% of revenues for the three months ended March 31, 2012 due to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations and cost-cutting measures undertaken in the second quarter of fiscal 2013. R&D expenses for the nine months ended March 30, 2013 were $5.9 million, or 18% of revenues, down 12% from $6.7 million, or 14% of revenues for the nine months ended March 31, 2012 for the same reasons. As further discussed under the heading "Restructuring" in our Overview to Management's Discussion and Analysis above, we expect R&D expenses to decrease relative to prior years a result of the Company's restructuring plan for the remainder of fiscal 2013.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses for the three and nine months ended March 30, 2013 and March 31, 2012 are as follows (in thousands, except %):

	Three Months Ended			Nine Months Ended
(unaudited)	March 30, 2013	% Change	March 31, 2012	March 30, 2013	% Change	March 31, 2012
Expenses	$4,513	(12)%	$5,128	$14,300	(7)%	$15,300
Percentage of revenues	41%		29%	43%		31%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $4.5 million, or 41% of revenues for the three months ended March 30, 2013, down 12% from $5.1 million, representing 29% of revenues for the three months ended March 31, 2012. SG&A expenses were $14.3 million, or 43% of revenues for the nine months ended March 30, 2013, down 7% from $15.3 million, representing 31% of revenues for the nine months ended March 31, 2012. The decreases in SG&A expenses in fiscal year 2013 compared with the prior fiscal year period primarily resulted from lower headcount, travel and consulting expenses. We expect SG&A expenses to continue to decrease in the near-term for fiscal 2013 as a result of the Company's restructuring plan for the remainder of fiscal 2013.
Restructuring Charges. For the three and nine months ended March 30, 2013, we recorded restructuring charges of $114,000 and $509,000, respectively, related to the current fiscal year restructuring. Due to the decline in the Company's revenues in the first half of fiscal 2013 because of the weaker economic environment and reduced capital spending in the Company's markets, the company initiated a restructuring in November 2012 which included headcount reductions, streamlined operations to prioritize engineering, sales and marketing activities, reduced non-core engineering expense and eliminating duplicate functions and non-essential administrative services. The restructuring charges relate primarily to employee severance in connection with our reduction in force. For the three and nine months ended March 31, 2012, we recorded restructuring charges of $791,000 and $1.2 million ,respectively related to costs associated with the consolidation of our InMoTx operations in Denmark into our California operations, which was initiated at the beginning of our fiscal 2012 second quarter.
Amortization. Amortization expense was $89,000 and $117,000 for the three months ended March 30, 2013 and March 31, 2012, respectively, and $322,000 and $350,000 for the nine months ended March 30, 2013 and March 31, 2012, respectively, related to the amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of fiscal 2010 and the InMoTx acquisition in the third quarter of fiscal 2011.
Stock-Based Compensation Expense. Stock-based compensation expense for our equity incentive plans, ESPP and restricted stock grants totaled $88,000 and $151,000 for the three months ended March 30, 2013 and March 31, 2012, respectively, and $670,000 and $1.0 million for the nine months ended March 30, 2013 and March 31, 2012, respectively. Lower stock-based compensation expense during the fiscal 2013 third quarter and nine months was primarily because the prior year included stock-based compensation expense for grants made in connection with the acquisition of MobileRobots and InMoTx. We did not record an income-tax benefit for stock-based compensation expense in any of the periods presented because of the extent of our net operating loss carry forwards.
Operating Income (Loss). We recorded an operating loss of $1.9 million for the three months ended March 30, 2013, compared with an operating loss of $1.2 million for the three months ended March 31, 2012, and an operating loss of $9.9 million for the nine months ended March 30, 2013, compared with an operating loss of $2.6 million for the nine months ended March 31, 2012. The higher operating losses recorded in fiscal 2013 primarily resulted from lower revenues and margin compared with the same periods in fiscal 2012, an intangible asset and goodwill impairment charge during the second fiscal quarter of 2013, and an increase in excess and obsolete inventory and restructuring charges during fiscal 2013.
Interest Income (Expense), Net. We recorded net interest income of $8,000 for the three months ended March 30, 2013, compared to a net interest expense of $59,000 for the three months ended March 31, 2012. For the nine months ended March 30, 2013, net interest expense was $41,000 compared to $172,000 for the nine months ended March 31, 2012. The decrease in interest expense resulted from decreased borrowings under our line of credit during the third quarter of fiscal 2013.
Foreign Currency Exchange Gain (Loss). Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and income and expense accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.

Foreign currency transaction gains were $213,000 for three months ended March 30, 2013 and foreign currency transaction losses were $168,000 for the three months ended March 31, 2012. Foreign currency transaction gains were $109,000 for the nine months ended March 30, 2013 and foreign currency transaction losses were $389,000 for the nine months ended March 31, 2012.
The foreign currency transaction gains recorded in the three months ended March 30, 2013 were mainly generated from gains related to the revaluation of payables held in U.S. dollars and payable in yen, and gains related to non-permanent intercompany debt denominated in euros. The foreign currency transaction gains recorded in the nine months ended March 30, 2013 were mainly generated from unrealized gains related to the revaluation of payables held in U.S. dollars and payable in yen and realized gains related to non-permanent intercompany debt denominated in euros.
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
Provision for (Benefit from) Income Taxes. Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount expected to be realized on a more-likely-than-not basis. Deferred tax expense results from the change in the net deferred tax asset or liability between periods.
The Company recorded a tax provision of $96,000 and $198,000 for the three and nine months ended March 30, 2013, respectively, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax provision of $157,000 and $198,000 for the three and nine months ended March 31, 2012, respectively, primarily due to foreign tax of certain foreign entities, and state minimum taxes.
Liquidity and Capital Resources
Cash and Cash Equivalents:
As of March 30, 2013, cash and cash equivalents were $6.7 million.
Operating Activities: Adept used $4.2 million of cash from operating activities for the nine months ended March 30, 2013 attributable to the net loss of $10.0 million adjusted by non-cash charges of $3.5 million including intangible asset and goodwill impairment of $1.7 million, depreciation and amortization of $1.1 million, and stock-based compensation of $670,000, and the net cash impact from changes in assets and liabilities of approximately $2.3 million. Net changes in assets and liabilities are primarily attributable to changes in accounts receivable, mainly due lower sales in fiscal year 2013 compared to fiscal 2012, offset by decreases in accounts payable and other accrued liabilities changes as a result of lower purchases of inventory and lower expenses occurring in fiscal year 2013.
Investing Activities: Adept incurred $101,000 of capital purchases costs during the nine months ended March 30, 2013, and received proceeds of $96,000 from sales of property and equipment.
Financing Activities: $2.2 million of cash, net, was provided by financing activities during the nine months ended March 30, 2013. $7.6 million was provided from Adept's issuance of redeemable convertible preferred stock, net of issuance costs, as detailed below and proceeds of $296,000 were received from the exercise of options for stock through Adept’s employee stock option program and purchase of stock through Adept's employee stock purchase plan. The Company used $5.5 million to pay down its line of credit with Silicon Valley Bank during the first nine months of fiscal 2013, ending with a zero principal balance, and paid $91,000 in cash dividends in respect of its redeemable convertible preferred stock which are further described below, $28,000 on capital leases and $13,000 on other long-term borrowings.
In March 2013, Adept terminated and replaced its Fiscal 2013 Performance Plan with a Fiscal 2013 Management Incentive Plan (the “2013 Incentive Plan”), which provides for potential performance-based cash compensation for the Company's executive officers and certain other key employees. The amount of cash compensation potentially payable under the Incentive Plan will be determined based upon (a) the Company meeting or exceeding corporate objectives related to specified levels of revenue, adjusted EBITDA, and net cash (cash and cash equivalents net of indebtedness of the Company on a consolidated basis), in the third and fourth fiscal quarters of fiscal 2013, and (b) each participant's achievement of individual performance objectives in such quarters. Awards will only be paid under the 2013 Incentive Plan if the corporate and individual performance objectives are met, and if the Company also achieves positive adjusted EBITDA in a fiscal quarter ending within 180 days of the end of the fourth fiscal quarter.
Issuance of Redeemable Convertible Preferred Stock
On September 18, 2012, Adept issued to a Hale Capital Partners affiliate, 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”). The Company received net proceeds of approximately $7.6 million from the issuance of the redeemable convertible preferred stock, after deducting expenses paid by Adept. The Certificate of Designations sets forth the terms, rights, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or subject to certain equity conditions not met during the first three quarters of fiscal 2013, in common stock. Dividends on the redeemable convertible preferred stock accrue at the prime rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, at a conversion rate of $4.60 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).
On March 27, 2013, Adept entered into a letter agreement with the holders of the redeemable convertible preferred stock (the “Letter Agreement”), with respect to the waiver and deferrals of certain rights related to the redeemable convertible preferred stock.
Pursuant to the Certificate of Designations and the Letter Agreement, if on or after 103 days following the first anniversary of the issuance of the redeemable convertible preferred stock, the common stock price exceeds the “Applicable Percentage” (meaning, 200% of the conversion rate until 103 days after the second anniversary of the issuance date, 175% until 103 days after the third anniversary of the issuance date, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions met such that shares of common stock issued upon conversion can be immediately saleable by the redeemable convertible preferred stockholders, Adept can convert the redeemable convertible preferred stock up to an amount equal to the greater of the arithmetic average of the weekly trading volume of the common stock for each of the 20 consecutive trading days immediately preceding the applicable determination date (the “Volume Limit”) or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.
Pursuant to the Certificate of Designations and the Letter Agreement, starting 103 days after the date that is18 months after issuance of the redeemable convertible preferred stock, if the trading price of Adept's common stock is more than 110% of the conversion price for each of the five trading days immediately preceding the date of determination, Adept may convert up to 10% of the redeemable convertible preferred stock issued pursuant to the Securities Purchase Agreement plus certain amounts that the Company was not previously allowed to convert or redeem pursuant to the terms of the Certificate of Designations or under applicable law per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to certain equity conditions. The ability to require this installment conversion requires that Adept (i) maintain on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by Adept and Silicon Valley Bank and reasonably acceptable to Hale Capital Partners (which acceptance shall not be unreasonably withheld or delayed). If Adept cannot convert the redeemable convertible preferred stock due to its failure to satisfy such conditions, then it may redeem the shares for cash at the same price subject to agreement of the redeemable convertible preferred stockholder. The amended and restated loan and security agreement with Silicon Valley Bank requires no EBITDA or cash threshold for conversion, but does require a minimum EBITDA and cash threshold at the end of the quarter preceding an installment cash redemption.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of Adept to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require Adept to redeem all or some of the redeemable convertible preferred stock at a price equal to 100% of the conversion amount, and in the event certain equity conditions are not satisfied during a certain period, the greater of (i) the conversion amount being redeemed and (ii) the product of the conversion amount being redeemed and the quotient determined by dividing the highest trading price of the common stock underlying the redeemable convertible preferred stock during the period beginning on the date immediately preceding such triggering event and ending on the date the redeemable convertible preferred stockholder delivers a redemption notice by the conversion price, plus accrued and unpaid dividends. On and after September 30, 2016, each redeemable convertible preferred stockholder can require Adept to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date, provided that if the conversion price decreases to below $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events), then the number of votes per preferred share shall equal to the conversion amount divided by $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to Adept's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental change of Adept; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than senior indebtedness from established commercial lenders on customary terms; and the redemption or purchase of any capital stock of Adept.

Silicon Valley Bank Line of Credit
We have a revolving line of credit with Silicon Valley Bank, or SVB. We originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009, and entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements in March 2011. These loan documents were amended in previous quarters. On March 25, 2013, Adept and SVB entered into an Amended and Restated Loan and Security Agreement for the domestic portion of the revolving line, a new Loan and Security Agreement (EX-IM Loan Facility), which replaced the expiring agreement for the portion of the revolving line guaranteed by the Export-Import Bank of the United States (the “EX-IM Sublimit”), and related loan agreement amendments. The EX-IM Sublimit permits Adept to borrow against foreign accounts receivable and export-related inventory.
Pursuant to the loan agreements, we may borrow up to $8 million (net of borrowings under the EX-IM sublimit), at an 80% advance rate, against eligible domestic accounts receivable that SVB has specifically agreed to finance. Under the EX-IM Sublimit, we may borrow up to $6 million against eligible foreign accounts receivable (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate), in each case that SVB has specifically agreed to finance. The advance rates are subject to adjustment in SVB's discretion. The loan agreements specify the criteria for determining eligible accounts receivable and eligible inventory destined for export and ongoing conditions precedent to our ability to borrow under the line of credit, including related to accuracy of our representations and warranties and absence of any material adverse change in our business, operations or condition, or prospects for repayment.
The maturity date of the SVB line of credit is March 24, 2014. The maximum aggregate borrowing under the loan agreements may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the EX-IM Sublimit. If outstanding obligations at any time exceed any of these limits, we must repay the excess. Adept and certain subsidiaries have granted SVB a security interest in substantially all of their respective assets (including intellectual property and certain shares of subsidiaries), to secure the outstanding obligations under the line of credit and any separate bank service agreements between Adept and SVB covering foreign exchange contracts, cash management services or letters of credit.
Accounts receivable and inventory financed by SVB will bear interest or a finance charge equal to SVB's announced prime rate plus 1.75% per annum. The applicable interest or finance charge is calculated based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.
We must repay advances against accounts receivable, together with related finance charges, when we receive payment on the financed receivables (or earlier as specified in the loan agreements), and must repay all outstanding obligations under the line of credit on the maturity date. We are required to maintain our primary operating deposit accounts with SVB, and direct all customers to transmit payments to a lockbox account at SVB. Provided that there is no event of default under the line, SVB will apply collections from the lockbox to repayment of the financed accounts receivables, accrued finance charges and bank expenses, and transfer the remaining proceeds to our designated deposit account with SVB.
We are no longer required to meet financial covenants tied to maintaining minimum liquidity or minimum EBITDA. We remain obligated to comply with various other covenants, including, among other things, requirements as to permissible use of proceeds from EX-IM Sublimit advances, and restrictions on our ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, pay dividends or make distributions to stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. There are revised exceptions addressing certain rights, preferences and privileges of the outstanding redeemable convertible preferred stock, including our ability to pay quarterly dividends on, and to exercise our option to redeem, redeemable convertible preferred stock. SVB consent is required before we can make certain specified types of changes to the terms, rights, obligations and preferences of the redeemable convertible preferred stock.
The loan agreements contain events of default that entitle SVB to accelerate our obligations and require repayment of the outstanding indebtedness, cease making loans to us, increase the applicable finance charge or interest rate by an additional 5.00% per annum, and enforce SVB's security interest against the collateral. These events of default include, among others, Adept's breach of payment obligations or covenants, material misrepresentations, events constituting a material adverse change, or a material impairment of the prospect for loan repayment or SVB's security interest; cross default for certain types of breaches by us of agreements with other third parties; and bankruptcy and insolvency defaults. If the Export-Import Bank's guarantee of the EX-IM Line is declared void or revoked for any reason, whether or not caused by our actions, such event may trigger an event of default unless we are able to repay any excess advances under the EX-IM Line and no other events of default are occurring simultaneously.
In April 2013, we paid facility fees of $82,100 to SVB and $37,500 in other bank expenses in connection with entry into the loan agreements. We are obligated to pay all other bank fees and expenses related to the line of credit, and agreed to pay a termination fee of $120,000 if the domestic line of credit is terminated prior to its maturity date.
During the second quarter of 2013, we repaid the remaining outstanding loan balance under the revolving line of credit. Adept was in compliance with the covenants in the loan documents as of June 30, 2012 and March 30, 2013. At March 30, 2013, Adept had no outstanding principal balance under the revolving line.
Liquidity: We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K, and believe our cash and cash equivalents will provide us with sufficient liquidity for at least the next 12 months. However, current cash resources are limited, and we expect to manage cash carefully in the near term to fund our operating requirements.
New Accounting Pronouncements
None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal quarter ended March 30, 2013, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept's disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of March 30, 2013, Adept's disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15

(f) under the Securities Exchange Act) during the quarter ended March 30, 2013, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

Following the quarter ended March 30, 2013, the Company has altered its signatory authority policy and cash disbursements policy to expand the corporate commitments for which CEO or CFO approvals are necessary.

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
Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 24, 2012, and the updated risk factors included in our previous Quarterly Reports on Form 10-Q for this fiscal year and below.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.
From time to time, we have restructured our operations in response to changes in the economic environment, our industry and demand. We commenced restructuring programs in the second quarters of each of fiscal 2012 and fiscal 2013 to streamline operations, consolidate facilities, and complete a reduction in force. During fiscal 2012, we consolidated our Denmark operations from our InMoTx acquisition into our existing facilities and operations, for which we incurred restructuring expenses in fiscal 2012. In fiscal year 2013, in response to a persistent decline in demand broadly experienced across the Company's target markets, we continued efforts to lower our operating costs and implemented a restructuring including a reduction of work force, streamlining operations, eliminating duplicate functions and non-essential administrative services. In connection with this restructuring program, Adept reviewed and aligned its strategic priorities, rebalancing its investment in its businesses to maintain sufficient liquidity with renewed emphasis in its core competencies and prioritization of a focused growth initiative to selectively develop market-driven products and maintain the high level of performance expected by customers. Despite our efforts to structure the company and business to operate in a cost-effective manner while adequately facing competitive pressures and fulfilling customer needs, some cost-cutting measures could have unexpected negative consequences, including the loss of key personnel, or the risk that customers will view these cost-cutting measures as adding concern to the decision to purchase our products rather than those offered by our competitors.
While our restructuring efforts reduced or are expected to reduce our costs, we cannot be certain that all restructuring efforts will be successful, or that we will not be required to implement additional restructuring activities in the future. In connection with our restructurings, we have reduced our work force and experienced additional attrition, which may expose the company to legal claims against the company and loss of necessary human resources. In addition, we have not resolved our separation arrangements with our former CEO. Our management team, including our Chief Executive Officer and Chief Financial Officer, joined Adept during the current fiscal year restructuring efforts, and we are experiencing other personnel changes, including our vice president, business development and managing director of Europe and general manager of our Mobile Robots business, causing our team to lack the operating history of our company while directing and executing its financial and operational improvements. If we are unable to structure our operations and integrate our new team members effectively or if we face costly employee or contract termination claims, our operations and prospects could be harmed.
We have experienced operating losses and negative cash flow in the past, and have limited liquid resources, which could impair our ability to invest in growth and adversely affect our operations.
We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In June 2012, we raised approximately $3.1 million in connection with a public offering of common stock, and in September 2012, we raised approximately $7.6 million of net proceeds in connection with our redeemable convertible preferred stock financing. While these financings have increased our cash resources and allowed us to pay off our outstanding principal balance under our line of credit which was $5.5 million at June 30, 2012, our liquidity is limited and restrictions and tax consequences may allow us limited access to a portion of existing cash balances from our foreign operations. We have also historically relied on our line of credit and may rely in the future on our amended and restated credit facility which includes restrictions on amounts that may be drawn down under the facility tied to the Company's accounts receivable. We depend on the cash raised from our recent financings and funds generated from operating activities to meet our operating requirements and execute our growth plan, and have also historically relied on our line of credit which expires in March 2014. Our redeemable convertible preferred stock entitles the holders thereof to quarterly dividends at a fluctuating rate of up to 4% (subject to increase on certain triggering events), provides for certain elective installment payments in cash or stock subject to certain equity conditions, and is redeemable in 2016 and upon certain trigger events. We do not anticipate paying any dividends on our common stock. If we are unable to obtain and maintain sufficient capital on favorable terms, it could undermine our flexibility to pursue additional expansion opportunities and could limit the working capital available to our business, harming our operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
See Liquidity and Capital Resources above for a discussion of limitations upon payment of dividends.
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

ADEPT TECHNOLOGY, INC.

By:	/S/ MICHAEL SCHRADLE
Michael Schradle
Senior Vice President, Finance and Chief Financial Officer

By:	/S/ Rob Cain
Rob Cain
President and Chief Executive Officer
Date: May 14, 2013

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

4.4
Form of Registration Rights Agreement, dated as of September 5, 2012 by and among the Registrant and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012)

4.45
Letter Agreement by and between Adept Technology, Inc. and affiliates of Hale Capital Partners, LP, dated as of March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.1*
Offer Letter Agreement, dated February 22, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.2*	CEO Bonus Arrangement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.3*
Separation Agreement and Release of All Claims, dated February 24, 2013 between Adept Technology, Inc. and John Boutsikaris (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.4*
Summary of Adept Executive Officer Compensation (as of March 8, 2013) (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.5*
Adept Technology, Inc. Fiscal 2013 Management Incentive Plan (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.6*
Form of Performance Stock Award Agreement for Management Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.7
Amended and Restated Loan and Security Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.8
Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.9 10.10*+
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

Option Agreement, effective as of February 19, 2013, between Adept Technology, Inc. and Rob Cain.

10.10*+	Option Agreement, effective as of February 19, 2013, between Adept Technology, Inc. and Rob Cain.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-
The following financial information from the Company's quarterly report on Form 10-Q for the period ended March 30, 2013 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 30, 2013, and June 30, 2012; (ii) Condensed Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended March 30, 2013 and March 31, 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 30, 2013 and March 31, 2012; and (iv) Notes to Condensed Consolidated Financial Statements.

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