Form 10-K
period 2013-06-30
ADEPT TECHNOLOGY INC
filed 2013-09-20
CIK 865415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to             .
Commission file number: 0-27122
ADEPT TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2900635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5960 Inglewood Drive, Pleasanton, CA	94588
(Address of principal executive office)	(Zip Code)
Registrant’s telephone number, including area code: (925) 245-3400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Capital Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2012) was 21,536,733. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.
As of September 16, 2013, approximately 10,938,272 shares of the registrant’s common stock, $0.001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held on November 20, 2013, referred to as the Proxy Statement, are incorporated by reference into Parts 1 and III hereof.

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
In this report, unless the context indicates otherwise, the terms “Adept,” the "Company," “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.
This report contains trademarks and trade names of Adept and other companies. Adept has 203 trademarks of which 12 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): Adept®, AIM®, HexSight®, AdeptVision®, Motivity®, Adept Cobra™, AdeptQuattro™, AdeptViper™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, Adept Anyfeeder™, Adept ACE™, Adept PAC™, SoftPic™, Lynx™, Enterprise Manager™, Motivity™, Seekur™, and PatrolBot™.

ITEM 1.	BUSINESS

Adept is a global, robotics-based automation supplier. Through our integrated offerings of both industrial and mobile robots we help our customers to improve the speed, quality and efficiency of their production environments. We design and manufacture industrial and mobile robots along with complementary suite of control and vision systems and software which are used for assembly, packaging, handling and logistics applications. These products are offered to our customers along with a broad range of service and support options.
Our headquarters is in Pleasanton, California and we maintain facilities in New Hampshire, France, Germany, Singapore and China for business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Capital Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 78% of our total revenues in fiscal 2013 and approximately 83% of revenues in fiscal 2012. Revenue from our Services and Support segment accounted for approximately 22% of our total revenues in fiscal 2013 and approximately 17% of revenues in fiscal 2012. Additional information about our results for the last two years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Industry Background

There are many types of robots and one way to classify them is by functionality. We classify the robots into two categories, Industrial Robots (multi-axis) and Mobile Robots (autonomous vehicles). Adept manufactures both types of robots and offers many options such as vision and automation control software and related hardware, parts feeding and enterprise-level software. Each application typically has specific capability requirements and the broad technical depth at Adept allows us to offer a diverse selection of products into existing and new high-growth opportunities.

The industrial robots we supply are:

•	SCARA/four axis (Selective Compliance Assembly Robot Arm)

•	Articulated/six axis

•	Quattro/parallel

•	Linear module/Cartesian

The mobile robots we supply are:

•	Autonomous indoor vehicles

•	Autonomous outdoor vehicles

•	Autonomous material transfer solutions

Robotic automation continues to be a key enabler for a broad range of applications and industries. Adept robots are ideal in situations that are either hazardous or too repetitive/tedious for non-automated handling by humans, and applications that require high precision and speed.

Key applications include:

•	Manufacturing parts assembly

•	Handling - parts/food/packages

•	Packaging

•	Transporting/logistics

•	Warehouse - order fulfillment

•	Testing

•	Dispensing

Applications

Semiconductor
In a semiconductor fab, the two main challenges are the minimization of scrap from misprocessing and contamination, and the reduction of labor costs related to the manual handling of modules. Adept provides solutions for both of these challenges.

Adept is the technology leader in fully autonomous guided vehicles for the semiconductor industry. We have a purpose-built fully autonomous solution that can transport wafer and reticle pods among process machines and storage facilities. The Handler and Transporter robots link seamlessly to customer's inventory management systems, and significantly reduce fixed labor costs. In addition, it gives full traceability, predictability and control over the wafer movement inside cleanrooms.

Adept's innovative solutions are in production in one of the largest commercial 200mm semiconductor fabs in the world today. These Adept mobile products are CE-marked and meet the standards of the semiconductor industry.

Warehouse
Efficiently run warehouses are a critical element to a low cost, highly profitable business. Obtaining this level of performance in the market requires implementing state of the art automation and attaining best in class inventory levels and customer service. State of the art warehouses today implement a "goods to man" approach rather than a "man to goods" approach, requiring state of the art automation and implementing products, such as those offered by Adept. Warehouses serve a number of different roles such as; make-bulk / break-bulk consolidation centers; transshipment facilities; assembly facilities; product fulfillment centers; returned goods depots and repair centers. Although costs have been wrung out of finely tuned operations with diminishing returns, warehouse automation is now a key driver for the improvement of turnaround time, accuracy, reduced labor costs and implementation of a "goods to man" approach.

Warehouse automation has been defined as the direct control of handling equipment producing movement and storage of loads without the need for operators or drivers. The Adept Lynx™ product platform is employed as a fully-autonomous vehicle used to pick items from shelves, transport items and convey totes onto hard automation fixtures. A fleet of Lynx™ robots is programmed at an enterprise level and can be integrated with an ERP/IM system to seamlessly control the workflow.

Logistics
Many companies have been optimizing labor by reducing the amount of time spent walking between activities or reducing the frequency of deliveries. For example, in the medical industry we supply autonomous mobile vehicles for use in hospitals, labs and clinics to transport specimens, lab samples and pharmaceuticals. In July 2013, we launched the new Adept Courier™, a small autonomous vehicle that simplifies the everyday task of moving goods, materials, samples, or parts around an office or production environment.

Industrial manufacturers require fleets of larger robots with heavier payloads. The Lynx™ platform technology has been used by our customers to develop large capacity vehicles which, when combined with Adept's Enterprise Manager™ software solution, allows them to monitor and manage large fleets of vehicles.

Food
Driven by global competition, changes in consumer buying habits and tightening of governmental safety and hygiene requirements, food processors worldwide are turning from hard automation and manual packing towards robotics in order to achieve food safety, manufacturing flexibility and improved sanitation in their food packaging lines. Sectors include raw and processed meats and poultry, seafood, raw and processed fruits and vegetables, baked goods and confectionary.

As the first industrial robot supplier to offer fully-integrated vision and conveyor tracking, Adept has a large global install-base of vision-guided robotic systems for both primary and secondary packaging. We offer unique products including the Quattro™ HS, the world's only USDA-approved parallel robot, and SoftPIC™ grippers which are specially adapted to pick up odd and/or wet objects quickly and nimbly. In addition, through ACE™, PackXpert™ we offer a powerful software solution that is built to enable the rapid deployment of even the most complex robotic packaging environments.

Small Parts Flexible Manufacturing
As manufacturers worldwide strive to respond to both B2B and B2C markets that are constantly demanding new and more varied products, designing processes that support multiple product lines or numerous short life-cycle products are major challenges.

Companies that manufacture consumer products have SKUs that number in the hundreds with updates, changeovers and short delivery times requiring high adaptability. These companies and others in the consumer products, electronics, medical device and solar panels that have been struggling with hard automation or offshoring are now increasingly turning to flexible manufacturing technologies for the ability to respond quickly to consumer demands, lower costs and outpace the competition.

Cobra™, Quattro™ and Viper™ robots by Adept with integration from our preferred partners, play a large and critical role in many flexible manufacturing operations today. With flexible robots, manufacturers can now produce different products quickly without the need for extensive re-programming or changing of tooling or equipment.

Faster, more accurate and multi-arm robots bring the ability to run different products on a production line, perform a wide variety of repeatable tasks, and handle multiple applications, contributing greatly to flexible work cells. These capabilities, along with more sophisticated robotic end effectors, flexible feeders instead of hard automation and Lynx™ autonomous indoor vehicles (AIV) instead of hard conveyances, are enabling efficient product changeover and flexibility that reduce costs and time to market.

For the ultimate goal of meeting customer demands in the most efficient possible manner, robotics are powerful tools in the creation of a flexible and lean production line. Industrial and mobile robots by Adept deployed intelligently by our integration partners can result in lines that can be reconfigured quickly, efficiently and easily as needs change. They offer consistency, reliability, repeatability, and most importantly, the flexibility manufacturers need react to changing customer demands, reduce costs and improve profitability.

Scientific and Academic Research
Governments promote funding for robotics research as a way to increase manufacturing competitiveness and productivity.    Investigations are carried out within university engineering and computer science departments, as well as standalone government and military research labs.  Disciplines include mapping and navigation, machine vision, multi-robot systems control, human-robot interaction, mobile manipulation and robot enabled medical applications.

When possible, laboratories will use pre-built robotic assemblies in favor of developing specialized hardware.  Platforms are programmable with open architecture and can be modified for specific investigations and integrated with customized effectors and sensors.

Adept MobileRobots' line of robot research platforms, including the Pioneer™, Seekur™ and PowerBot™ provide a starting point for robotic applications development.  The robots frequently appear in academic journals and are used as standardized hardware to compare different algorithms and control architectures.  Included software development libraries (Pioneer™ SDK) accelerate the development of research projects.

Market Applications

We design and manufacture industrial and mobile robots along with related control and vision systems and software for a diverse group of customers

Market	Application	Adept Product
Semiconductor	Solar	Cobra™, Viper™, Python™, Quattro™
	Wafer Transport	Lynx™, Cobra™, Viper™
	Reticle Handling	Lynx™, Cobra™

Warehouse	Order fulfillment	Lynx™
	Inventory picking	Lynx™, Cobra™, Viper™

Logistics	WIP Replenishment	Lynx™

Food	Primary Packaging	Quattro™, Cobra™
	Secondary Packaging	Quattro™, Cobra™, Viper™
	Palletizing	Viper™

Small Parts Flexible Manufacturing	Assembly	Cobra™, Viper™, Python™, Quattro
	Dispensing	Cobra™, Viper™
	Flexible Feeding	AnyFeeder™, Flexibowl®

In addition to products we provide, we invest routinely in the core technologies needed to create substantial differentiation for our products in the marketplace. We direct significant engineering efforts to produce unique solutions such as the integration of industrial and mobile technologies. These investments, once integrated into our broader product portfolio, provide our customers with uniquely differentiated technologies and the opportunity to substantially enhance the performance, reliability and capability of the products we offer.
Technologies
Adept Controllers
Adept SmartController
The Adept SmartController™ is an ultra-compact robot motion controller, featuring distributed architecture for scalability, embedded software for real-time operations, high-speed communication for belt encoder and camera support, and a fast processor for high performance. The Adept SmartController™ integrates robots with conveyors, cameras, grippers, and software.

Adept SmartVision EX
The Adept SmartVision™ EX is a high-performance vision processor, optimized to run Adept ACE™ and its extensions. It can be used as a standalone solution for vision guidance and inspection applications or seamlessly integrated with multiple robots, conveyors, grippers, cameras and sensors.

Adept Software
Adept ACE
Adept ACE (Automation Control Environment) is PC-based software for configuring, calibrating, and managing equipment in a workcell. This functionality is accessed through a user-friendly graphical user interface (GUI). Adept ACE software is built on a modular framework, which greatly reduces the cost of programming complex applications with conveyor tracking and vision guidance.

ACE PackXpert
ACE PackXpert™ is an extension of Adept ACE, designed to rapidly deploy flexible automation solutions. PackXpert™ speeds the configuration of applications by setting up the number of robots, controllers, conveyors, vision tools, and the sequencing of process steps. The software generates all the underlying robot programming based on the user's application.

AdeptSight
AdeptSight™ is an extension of Adept ACE, designed for vision guidance and inspection applications. AdeptSight™ makes it easy to calibrate and synchronize cameras, conveyors, grippers and robots. The software is capable of identifying randomly-oriented products of various sizes and colors at very fast cycle times.

Adept ePLC Connect
The Adept ePLC Connect Server software provides seamless connectivity with the customer supplied Ethernet/IP PLC. The supplied ePLC Connect hardware is preconfigured and ready for operation. All application programs and locations are defined and reside within the user's PLC. The ePLC Connect software interprets this data and commands the robot to move. It's as simple as that. Customers new to robotics can now easily install, program, operate and support high-performance robots

Adept Infeeds

Adept AnyFeeder
The Adept AnyFeeder™ paired with an Adept robot and integrated vision guidance supports a high degree of product variation and brings true flexibility to part feeding. Using an AnyFeeder™ to present parts to a robot increases the overall throughput of your system and improves the cost-per-pick ratio.

Adept FlexiBowl
The Adept FlexiBowl™ is an innovative feed solution for use with any Adept robot and vision system. The feeder is designed to handle a wide array of loose small parts including parts of different shapes and materials. The feeder is capable of carefully and quickly feeding parts that are tangled or made of different materials such as rubber or silicone or parts that are fragile, cylindrical or even oiled. Utilizing a direct-drive motor, the Adept FlexiBowl™ operates reliably and quietly and is extremely easy to operate. Its circular band tracking permits the removal of parts during movement delivering higher throughput and its unique design delivers a more flexible and efficient alternative to traditional vibration feeders. The Adept FlexiBowl™ is available in a 350 mm and 500 mm diameter models.

Adept Industrial Robots

Adept Quattro Parallel Robots
The Adept Quattro™ robot is the fastest parallel robot in the world. The patented four-arm design, advanced control algorithms, embedded amplifier, and large work envelope make Quattro™ the ideal robot for high-speed assembly, processing, packaging, and other manufacturing applications. Quattro™ comes with a 650 or 800 mm reach, a minimal footprint, and delivers sustainable, smooth motions at high speeds. The efficient design saves 23% in energy consumption compared to its peers. The Adept Quattro™ s650HS version is USDA-accepted for meat and poultry processing.

Adept Viper 6-axis Robots
The Adept Viper™ robot is a high-performance 6-axis robot with a 650, 850, 1300, or 1700 mm reach. Adept Viper™ robots have the precision and speed for which Adept is known, with the added flexibility afforded by their 6-axis design. Adept Viper™ robots include the Adept SmartController™, equipping each with conveyor tracking and vision guidance capabilities. All Viper™ robots are available in wash-down configurations, and the Viper™ s650 and s850 are available in cleanroom configurations.

Adept Cobra SCARA Robots
The Adept Cobra™ robot is a high-performance tabletop SCARA robot with a 350, 600, or 800mm reach. Adept Cobra™ s-Series robots (s350, s600, and s800) include the Adept SmartController™, equipping each with conveyor tracking and vision guidance capabilities. All Cobra™ s-Series robots are available in cleanroom configurations and the Cobra™ s800 comes in a wash-down configuration. Adept Cobra™ i-Series robots (i600 and i800) feature embedded controls and amplifiers in the robot's base, simplifying the design, reducing the cost, and increasing the footprint efficiency. The Cobra i-Series robots are available in cleanroom configuration.

Adept Cobra Inverted SCARA Robot
The Adept Cobra™ s800 Inverted robot is the ceiling-mount version of the Cobra™ SCARA robot. The Inverted Cobra™ delivers high performance, an 800 mm reach, and a minimal footprint. It is also available in IP-65 wash-down and cleanroom configurations.

Adept Python Linear Modules
Adept Python™ linear modules are designed for scalability and flexibility. Adept Python™ modules incorporate unique design features, making them one of the robust modules for single-axis, dual axis, three-axis, or four-axis applications with rotation, gantry, and cantilever configurations. Adept Python™ modules have a manufacturing process that delivers a fully-assembled and tested system. All Python™ modules are available in both cleanroom and ESD versions.

Adept Mobile Robots

Adept Lynx
The Adept Lynx™ is an autonomous indoor vehicle available to developers for custom applications and payloads. The Lynx™ includes Adept's proprietary self-navigation software ideal for use in crowded environments, tight hallways and applications where a small automated vehicle is advantageous. Adept OEM partners and payload developers enjoy access to a reliable drive system, an on-board power supply, automated self-charging, and I/O for integrating payload hardware onto the mobile platform. The Adept Lynx™ is capable of transporting up to 60kg with a runtime of up to 19 hours a day.

Adept Courier
The Adept Courier™ is an intelligent mobile transporter that combines a high payload autonomous platform with an onboard controller and software for map generation and vehicle guidance. Material transports are initiated from a wireless call box located at operator stations and dispatched using pre-programmed destination buttons located on the vehicle. The Courier™, with its wireless communication capability and payload compartment, can be used for applications in logistics, warehouse, offices, biotech, and manufacturing facilities. The Adept Courier™ reduces or eliminates manual transport tasks, shortens turnaround time, and increases operational efficiency by re-applying expensive labor from moving goods to higher-value tasks.

Adept Transporter
Adept SPC-4200 is a safe and autonomous indoor vehicle for delivering 150 mm, 200 mm, and reticle SMIF Pods within any semiconductor fab with no additional infrastructure or dedicated space required. This semiconductor automation solution moves nimbly within narrow aisles and crowded environments without disruptions to daily operations during installation and maintenance. Movements of SMIF pods are initiated from a call button located at an operator workstation, dispatched using a touch screen located on the vehicle, or generated by integrating Adept Enterprise Manager software with a facility's production software system. The Adept SPC-4200 improves yield by moving SMIFs from one area to another, thereby, reducing the number of particles generated by human activity and increasing operational efficiency by reapplying expensive labor from moving goods to higher-value tasks.

Adept Handler
Adept SPH-2200 is a fully mechanized autonomous indoor vehicle used for handling 150 or 200 mm SMIF Pods within any semiconductor fab with no additional infrastructure or dedicated space required. This semiconductor automation solution is designed to exchange SMIF pods from a variety of stations, including processing equipment, stockers, and storage racks. It moves nimbly within narrow aisles and operates in the same workspace as people without disrupting daily operations for installation and maintenance. SMIF pod movement is initiated by integrating the Adept Enterprise Manager software with a facility's production software system to distribute transport requests across the fleet of SMIF Pod Handlers. The SPH-2200 improves yield by automatically moving and placing pods from one machine to another with reduced vibration and handling, thereby, reducing the number of particles generated by human activity and increasing operational efficiency by tracking Work-In-Progress and re-applying expensive labor from handling goods to higher-value tasks.

Sales and Marketing
We market and sell our products worldwide through a network of systems integrators, distributors and OEMs as well as through our direct sales force. Systems integrators and OEMs may add their own application-specific hardware and software to our products, resulting in solutions that are sold to companies across a range of industries.
In fiscal year 2013, one semiconductor manufacturer customer accounted for 6% of our revenues and one data storage customer accounted for 4%. In fiscal 2012, one mainly disk drive customer accounted for 7% of our revenues and one primarily solar customer accounted for 6%. Our business is not generally dependent upon any single customer, such that the loss of a single customer in the future would not be expected to have a material adverse effect on the Company; however, at at June 30, 2013, one customer accounted for 21% of net accounts receivable, the loss of which may be materially adverse to the Company. At June 30, 2012, two customers accounted for 17% of net accounts receivable.

To support our sales efforts we maintain and continue to invest in a number of application technology centers around the world, where our team of application engineers collaborates with customers to validate robotic concepts and test technologies. Locations include facilities in the Pleasanton, California; Amherst, New Hampshire; Dortmund, Germany; Annecy, France and Singapore.

Service and Support
We maintain customer support and field service staff in major markets within the United States, Europe, China and Singapore. Adept supplements our staff by using in-market distributors in the United Kingdom, Italy, Spain and Korea. This organization works intimately with customers, systems integrators and independent representative in servicing equipment. We also train customers to use our products and explore additional applications of our technologies.
Adept offers on-site field service, comprehensive training courses, applications support, field upgrades, factory repair and remanufactured products. We also maintain spare parts inventories at our locations in Pleasanton, California; Amherst, New Hampshire; Dortmund, Germany; Annecy, France; Singapore and Shanghai, China.
Many of Adept's customers have manufacturing facilities that are operated 24 hours a day. Adept provides year round 24/7 support to its customers in the USA and other regions. We provide parts and service warranties on our equipment, software and services. Warranties on some of our products and services may be shorter or longer than one year.

Research and Development
We focus our research and development efforts on the development of an integrated product line, which reduces the cost of factory automation, enhances performance, and improves ease of use for our customers. Research and development activities are focused on the design of our motion and vision control hardware and the robotic mechanisms that utilize them along with advanced software for vision, motion control and applications.
In both our primary research and development facility in Pleasanton, California, our development facility in Amherst, New Hampshire, and our development facility in Annecy, France, we focus on the development of motion controls, mobile robots, robot arms, robot mechanisms, vision software, autonomous navigation software, and real-time application software.
We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2013, we had 31 employees engaged in research, development and engineering. Our research, development and engineering expenses were approximately $7.6 million in fiscal 2013, representing 16% of revenues, and $8.7 million in fiscal 2012, representing 13% of revenues.

Manufacturing
One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies and outsourcing partners. We primarily utilize vertical integration when we have proprietary internal capabilities that are not available from external sources in a cost-effective manner. We believe this is essential to maintain high quality products and enable rapid development and deployment of new products and technologies. We provide customers with 24-hour technical expertise and quality that is International Organization for Standardization ("ISO") certified at our principal manufacturing sites.
We have a strong commitment to quality and customer satisfaction. We design and produce many of our own components and sub- assemblies in order to retain intellectual property, performance and product innovation quality. We have also outsourced certain components, sub-assemblies and finished goods where we can maintain our high quality standards while improving our cost structure.
We proactively monitor single source supply parts, and we endeavor to ensure that adequate inventory is available to maintain manufacturing schedules should the supply of any part be interrupted. Although we seek to reduce our dependence on sole or limited source suppliers, we have not qualified a second source for some of these products and the partial or complete loss of certain of these sources could have a materially negative impact on our results of operations and could damage customer relationships.

Intellectual Property
Because our success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2013, we had 25 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Competition
The market for robotics-based automation is growing more competitive every year and Adept competes against a number of global companies. In the industrial robot market, we compete against ABB, Epson, Fanuc, Kuka, Yaskawa, Denso, Motoman and Staubli. In the mobile robot market, we compete against Kiva, Aethon, MetraLabs and Neobotix. In both the industrial and mobile robot markets, we also compete with individual country-based vendors. We compete globally based on our integrated industrial/mobile product offering, performance capability, capacity, reliability, cost of ownership, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.
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
Employees
At June 30, 2013, we had 139 employees worldwide. Of the total, 31 were engaged in research and development, 36 in sales and marketing, 25 in service and support, 27 in operations, and 20 in finance and administration.
See Part III of this Form 10-K regarding information about our Executive Officers.

Government Regulation
As of June 30, 2013, we have no principal products or services pending government approval. Furthermore, there are no existing or probable government regulations on our business. We do have one product carrying USDA approval for use in meat and poultry packaging. Although this approval is not required, obtaining the approval helps us market the product in the food industry.
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
Our past operating results may not accurately indicate our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or demand in the industries we serve;

•	impact of our restructuring activities on our operations;

•	management of our working capital;

•	changes in our products’ market acceptance or demand;

•	new products or changes in pricing, by us, our distribution channels, or our competitors;

•	pricing and availability of components and raw materials;

•	changes in our product mix from quarter to quarter affecting our gross margins;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our inability to decrease certain fixed costs and expenses to address changes in demand;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales;

•	seasonality;

•	our ability to expand our product offerings; and

•	extraordinary events such as litigation, claims, information security breaches or mergers and acquisitions.
We generally recognize revenues upon shipment, or in certain cases upon receipt by customers. As a result, our net revenues and results of operations are affected by the timing of orders received and shipped. A significant percentage of our shipments occur in the last month of each quarter, making reliable forecasting of demand level for our products for a particular quarter difficult. Further, an order cancellation, reduction or delay in shipments near the end of a fiscal period may cause sales to fall below expectations and harm our operating results for that period. We have and may also enter into agreements requiring us to accept certain orders meeting agreed criteria and to hold specified levels of inventory available. In fiscal 2013, we shipped $1.2 million of mobile products requiring customer acceptance as of June 30, 2013. We expect the volume of revenue requiring customer acceptance to decrease as mobile products become more widely used. To address these difficulties, we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. As a result, our operating results vary, our stock price is volatile, and we may not be able to achieve or sustain our profitability on a quarterly or annual basis.

We have experienced operating losses and negative cash flow in the past, and have limited liquidity resources, which could impair our ability to invest in growth and adversely affect our operations.
We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In June 2012, we raised approximately $3.1 million in connection with our public offering of common stock, and in September 2012, we raised approximately $7.6 million of net proceeds, after estimated expenses, in connection with our redeemable convertible preferred stock financing. These financings increased our cash resources and allowed us to pay off our previous line of credit, but our liquidity remains limited and restrictions and tax consequences may limit our access to existing cash balances from our foreign operations. We have historically relied on a line of credit which expires in March 2014 and includes restrictions tied to the Company's accounts receivable. We depend on the cash raised from our recent financings and funds generated from operating activities to sustain and grow our business. Our redeemable convertible preferred stock entitles holders to quarterly dividends, payable in cash or common stock, at a fluctuating rate of up to 4% (subject to increase on certain triggering events), provides for certain elective installment payments in cash or stock subject to certain equity conditions, and is redeemable in 2016 or upon certain trigger events. We do not anticipate paying any dividends on our common stock. If we are unable to obtain sufficient capital on favorable terms, it could undermine our ability to pursue expansion opportunities and could limit the working capital available to our business, harming our operating results.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.
We have restructured our operations in response to changes in the economic environment, our industry and demand, including restructuring programs in the second quarters of fiscal years 2012 and 2013 to streamline operations, consolidate facilities and reduce our work force. During fiscal 2012, we consolidated our Denmark operations from our InMoTx acquisition into our existing operations, incurring restructuring expenses in fiscal 2012. In fiscal 2013, in response to a persistent decline in demand across the Company's target markets, we reduced our work force, streamlined operations and eliminated duplicate functions and non-essential administrative services. Additionally, we are in the process of terminating our lease in Wissous, France. As part of this restructuring program, we reviewed and aligned our strategic priorities and rebalanced our investments to maintain sufficient liquidity and to focus on growth in our core competencies. Despite our planning, some cost-cutting measures could have unexpected negative consequences, including loss of key personnel, or the loss of customers.
In connection with our restructurings, we have reduced our work force and experienced additional attrition, which may expose the Company to legal claims against the Company and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed. While our restructuring efforts reduced, or are expected to reduce, our costs, we cannot be certain that all restructuring efforts will be successful or that we will not be required to implement additional restructuring activities in the future.

If we are unable to build and effectively integrate our new management team, our business could be harmed.
Our management team, including our Chief Executive Officer, is new and we are experiencing other significant personnel changes, including the addition of our Chief Business Development and Strategy Officer, the addition of a Vice President of Mobile Sales, the replacement of our Vice President of North American Sales and the addition of a Vice President of Asia and Strategic Programs. Integrating new management into existing operations always carries risk. If we are unable to effectively build our new management team or integrate our new team members, our operations and prospects could be harmed.

We depend on outsourced manufacturing and information technology capabilities and single source suppliers, and if we experience disruptions in this supply or prices increase, our business may suffer.
We outsource most of our manufacturing functions, and obtain many key components, materials and mechanical sub-systems from sole or single source suppliers. We have limited contracts or guaranteed supply arrangements with these suppliers, and the lack of alternate sources and lengthy qualification process for replacement suppliers involves significant risks. These risks include whether or not new suppliers will provide adequate quantities with sufficient quality on a timely basis, and the risk that supplier pricing may be higher than anticipated. If we are unable to obtain necessary items on a timely basis, at acceptable prices, and of sufficient quality, we could lose current or future business. In the past, we have experienced quality control or specification problems with certain components provided by sole source suppliers, and have had to design around flawed items. Any quality issues could result in customer dissatisfaction, lost sales, or increased warranty costs, and could harm our results of operations.
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
The global economic downturn has created a widespread slowdown in capital investment, manufacturing, and demand for consumer products particularly in our disk-drive and solar markets. In response, our suppliers have or may increase their prices or reduce their output. Some of our customers (including systems integrators) have, and may continue to, defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations, reducing our revenues or increasing our credit losses, which would negatively affect our financial results.

Our inability to accurately forecast, or react quickly and adequately to increases or decreases in demand for our products could harm our business and results of operations.
Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success depends upon the capital expenditure budgets of our customers, which tend to be cyclical. The economic downturn resulted in cutbacks in capital spending in some of our major markets, and our business has been, and may continue to be, negatively affected. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity, and accelerated declines in average selling prices. During periods of declining demand, we have implemented several worldwide restructuring programs to realign our business and lower our expenses. However, our ability to reduce expenses is limited by our need to retain and motivate key employees, and by our need for continued investment in product engineering, research and development. We also have extensive ongoing customer service and support requirements, must maintain some inventory to satisfy potential customer commitments, and have certain fixed administrative costs. Further, our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, may lead to an increased risk of excess or obsolete inventory.
We also must maintain the ability to quickly increase our manufacturing capacity upon an increase in orders or general upturn in any of our markets. Typically, upturns in markets such as disk drive or electronics have been characterized by abrupt demand increases, and production under-capacity. We must be able to ramp up in times of increased demand and hire sufficiently to service our customers.

Our international operations and reliance on foreign suppliers subject us to risks outside of our control that may harm our operating results.
We have significant and expanding operations outside the United States, including a presence in Asia. A substantial majority of our revenue is derived from non-U.S. sales: international sales represented 74% and 72% of revenues for fiscal 2013 and fiscal 2012, respectively. We expect that revenue from our international sales and operations will continue to be a significant portion of our total revenue. We also purchase some critical components from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations, including:

•	difficulties ensuring compliance with applicable regulatory regimes;

•	unexpected changes in regulatory requirements;

•	political, military, and economic instability or turmoil;

•	restrictive governmental actions, such as tariff regulations and other trade barriers;

•	transportation costs and delays;

•	local rules favoring local business and organized labor;

•	longer payment cycles and greater difficulty collecting accounts receivables from foreign jurisdictions;

•	potentially adverse tax rates and tax treatment of our intercompany transactions; and

•	difficulty obtaining appropriate personnel.
We face exposure to fluctuations in foreign currency exchange rates, as a significant portion of our revenues, expenses, assets, and liabilities are denominated in foreign currencies. Additionally, we make foreign currency-denominated purchases from some suppliers, and thus remain subject to the transaction exposures that arise from foreign exchange movements between the date that the transactions are recorded and the date cash is paid. Continued fluctuations in foreign currencies could negatively impact us.
As we are subject to the regulatory regimes of numerous governments, we must ensure that our operations comply with all applicable requirements, including changing requirements affecting business and tax audits by foreign authorities. It is not possible to assess the associated amount of financial or operational exposure at this time.
In 2011, we opened a facility in Shanghai, China to capitalize on significant opportunities presented by the Asian markets. We face all the risks inherent in operating in a foreign emerging market where we have not previously operated a facility. Our China-based activities are subject to greater political, regulatory, legal and economic risks than those faced by other operations. There can be no assurance that our operations in China will be successful.

The long sales cycle, customer evaluation and implementation processes of our products may increase the costs of securing sales and reduce the predictability of our earnings.
Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance, and to install and integrate our products into larger systems. As a result, our sales process is often subject to evaluation and approval delays typically associated with large capital expenditures. The sales cycles for our products often last for months or years, and orders expected in one quarter may shift to another or be canceled because of a customer's budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent revenue generation. The time required for our customers to incorporate our product into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.

Our failure to keep up with rapid technological change and new product development would harm our ability to compete.
The intelligent automation industry is characterized by rapid technological change and new product introductions and enhancements. We must anticipate trends in our customers’ industries and develop products before our customers’ products are commercialized, because many of our products are used by our customers to develop, manufacture, and test their own products. If we do not accurately predict our customers’ needs, we may invest substantial development resources in products that do not achieve broad market acceptance. Further, if we are unable to develop new and enhanced products meeting customers’ changing technical specifications on a timely and cost-effective basis, our products may become uncompetitive or obsolete. We also must make decisions about whether or not to develop and offer products to a given market, and if our judgment of that market is incorrect, our business could be harmed.

The market for intelligent automation products is intensely competitive, which may make it difficult to grow our business or to maintain or enhance our profitability.
Our competitors include robot, motion control, machine vision, and simulation software and packaging companies, many of which have substantially greater resources than we do. Our competitors in the robot market also include integrated manufacturers that produce robotics equipment for internal use, and also compete with our products for sales to other customers. Because they can generate substantial unit volumes to satisfy internal demand, these competitors may have greater pricing flexibility. During the recent economic downturn, we experienced aggressive price reductions and other accommodations by our competitors, in addition to increased price sensitivity by our customers. We believe that the principal competitive factors affecting the market for our products are:

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

The growth of our business depends upon the successful development and commercial acceptance of our new products.
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
The development and commercialization of new products involve many difficulties, including:

•	identifying new product opportunities;

•	retaining and hiring appropriate research and development personnel;

•	determining the product’s technical specifications;

•	successfully completing the development process;

•	successfully marketing the new product and achieving customer acceptance;

•	managing inventory levels; and

•	additional customer service and warranty costs associated with supporting new product introductions or affecting subsequent field upgrades.
We must expend significant financial and management resources to develop new products. We cannot assure that we will receive meaningful revenue from these investments. If we are unable to continue to successfully develop new products in response to customer requirements or technological changes, or our new products are not commercially successful, our business may be harmed.
Our acquisitions of MobileRobots and InMoTx expanded our business with new technologies and solutions for additional markets commencing in fiscal 2011, including our Adept PAC™ solutions for complex food processing and packaging applications, and mobile robotic systems, control and software for autonomous robot and AGV applications. We had little or no experience in these markets prior to the completion of these acquisitions and are unable to accurately forecast the future commercial acceptance of these product lines. In response to a decline in sales across our business beginning at the end of fiscal 2012, we have focused our efforts on our core competencies and sources of revenue generation and have invested fewer resources in new businesses which take longer to build revenue. In connection with our restructuring, we have focused on our core and mobile businesses and we have also altered our sales model for our packaging business to a channel focus. This may negatively impact the growth of our new businesses and revenue potentially earned from related new products.

We generally have no long-term customer contracts and our backlog cannot be relied upon as a future indicator of sales.
We generally do not have long-term contracts with our customers, and existing contracts and purchase commitments may be canceled under certain circumstances. As a result, we are exposed to competitive price pressures on every order, and our agreements with customers do not provide assurance of future sales. Our customers are not required to make minimum purchases and may cease purchasing our products at any time without penalty. Our backlog should not be relied on as a measure of anticipated demand or future revenue, because the orders constituting our backlog may be subject to changes in delivery schedules or cancellation without significant penalty to the customer. Any reductions, cancellations or deferrals in customer orders would negatively impact our business.

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
In fiscal 2010 and 2011, respectively, we acquired MobileRobots and InMoTx, and we may acquire other businesses and technologies to further our strategic objectives. We had no prior experience with the autonomous robot and automated guided vehicle technologies market of MobileRobots and the gripping technology offered by InMoTx. These new businesses have required investment to introduce new products to customers. To date, these new businesses have not produced revenues sufficient to fund these investments and to make these businesses successful. We are unable to predict the market acceptance of any new additions to our business.
Our acquisitions present risks, including:

•	significant expenditures of cash and dilutive stock issuances;

•	difficulties in integrating product offerings, operations, or workforce;

•	difficulties in establishing and maintaining effective uniform standards, controls, procedures and policies;

•	the loss of key personnel or customers from either our current business or the acquired company’s business;

•	adverse effects on existing supplier relationships;

•	disruptions of our on-going businesses and diversion of resources and management's attention;

•	difficulties in realizing our financial and strategic objectives for the acquired business;

•	negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;

•	risks of entering new markets, geographic areas, and distribution channels in which we have limited or no previous experience; and

•	assumption of unanticipated liabilities, such as problems with the quality of the acquired company’s product.
The risks above could significantly harm our business. The failure to successfully evaluate and execute acquisitions or adequately address these risks could materially harm our financial results.

Our products could have unknown defects which may give rise to claims against us, increase our expenses, or harm our reputation.
Our products and enhancements are complex and, despite testing, may contain defects, errors or performance problems. Any defects or errors could result in expensive and time-consuming design modifications or warranty charges, harmed customer relationships, and loss of market share. Newly released products, which have not seen as much use and testing in the marketplace as older products, are more susceptible to undetected defects. As we aim to generate increasing revenues from sales of recently released products, the negative impact on our business resulting from defects in such products could be significant.
The existence of any defects, errors, or failures in our products could also lead to product liability claims against us, our channel partners, or our customers. Although we maintain product liability insurance, the coverage limits of these policies may not adequately cover future claims. Any claim could result in significant legal defense costs, divert resources, harm our reputation, and damage our business.

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
Allegations of intellectual property infringement by our products may arise and could include claims against us, our manufacturers, suppliers, or customers. Because there are numerous patents in the automation industry, it is not always practicable to determine in advance whether a product or any of its components infringes intellectual property rights. As a result, we may be forced to respond to intellectual property infringement claims to protect our rights. Regardless of merit, these claims could consume management time, result in costly litigation, or cause product shipment delays. In settling these claims, we may be required to cease selling products or services, pay damages, redesign the challenged technology, or enter into unfavorable royalty or licensing agreements. Any of these could seriously harm our business.

Information security breaches or business system disruptions may adversely affect our business.
We rely on our information technology infrastructure and management information systems to run our business. Although we take measures to protect our information assets, our security measures may not detect or prevent every attempted breach. We may be subject to information security breaches caused by, among other things, illegal hacking, computer viruses, or acts of vandalism or terrorism. A breach could result in an interruption in our operations, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws, and exposure to litigation. Any such breach could materially harm our business and operating results.

Our investments in certain new markets subject us to increased regulation and potential product liability, and there is no guarantee that we will be successful in these markets or that risks related to these industries will not have an adverse effect on our business.
Our systems and controls are sold in a variety of industries, including semiconductor, packaging and medical, among others. We have increased our strategic focus on sales for certain applications that are more highly regulated, including the automation of repetitive operations in diagnostic and pharmaceutical labs. As we seek sales in the medical and food packaging industries, we must ensure that our products and systems comply with applicable regulatory requirements. This will increase our costs and our failure to comply with these requirements could damage our ability to sell our products or subject us to regulatory actions or fines.

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

Our success depends on our continuing ability to attract, train, motivate and retain highly-qualified personnel.
Our inability to attract, train, motivate, and retain qualified management, sales, and technical personnel could adversely affect our ability to design, manufacture, market and sell our support and products, and to meet our requirements as a public company. Many companies with which we compete for qualified personnel have greater resources than we do. In addition, in making employment decisions in the technology industry, job candidates often consider the value of the equity they receive in connection with their employment. Therefore, volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel, which could harm our business.

Compliance with recently passed health care legislation and potential increases in the cost of providing health care plans to our employees may adversely affect our business.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the "Acts") became law in March 2010. The Acts contain provisions that will affect employer-sponsored health care plans, but it remains uncertain whether and by how much the Acts will increase health care costs of employers. Significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

If we fail to maintain adequate internal controls over financial reporting, our business could be materially and adversely affected.
Under the Sarbanes-Oxley Act, our management must establish, maintain and make certain assessments and certifications regarding our disclosure controls and internal controls over financial reporting. We have dedicated significant resources to comply with these requirements, including significant actions to develop, evaluate, and test our internal controls, but cannot provide absolute assurances. A failure to maintain adequate internal controls could result in inaccurate or late reporting of our financial results, an investigation by regulatory authorities, a loss of investor confidence, a decrease in the trading price of our common stock and exposure to costly litigation or regulatory proceedings.

Our preferred stock and the concentration of our equity ownership among few stockholders could adversely affect the liquidity and market price of our securities, and may permit a few stockholders to influence the results of stockholder decisions.
We have 10,938,272 shares of common stock and 8,000 shares of redeemable convertible preferred stock outstanding as of September 16, 2013. A small number of holders own the substantial majority of our outstanding equity. These securities are generally freely tradable or subject to registration statements, permitting their sale with little or no restriction. The potential sale of these securities creates meaningful overhang on the market for our securities and sales by any of these large holders would increase the current volatility of our common stock, the market price of which is affected by our low trading volume. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price. Our preferred stock is convertible into common stock at the option of the holder and upon certain mandatory conversion events and provides other rights of the holders to approve certain matters, including additional indebtedness, liens, dilutive or senior securities issuance or extraordinary transactions. These approval rights could delay or prevent a change of control or other corporate actions and negatively affect our stock price.

Stockholders may experience dilution of their ownership interests and the market price of our common stock may be depressed by future issuances of additional shares of our equity securities.
We issued 920,000 shares of our common stock in a public offering in June 2012 and 8,000 shares of redeemable convertible preferred stock in September 2012. We may issue additional common or preferred stock or other equity securities for various reasons, including to finance our operations, fund acquisitions or hire or retain employees. Issuances of our equity securities, or the perception that such issuances may occur, could dilute the interests of our stockholders and have a material negative effect on the trading price of our common stock. The rights and preferences of the preferred stock may decrease the perceived value, and thus the trading price, of our common stock. The preferred stock is convertible at the holder's option and the issuance of common stock upon such conversion could require us to issue a significant number of shares of our common stock and dilute existing shareholders.
At June 30, 2013, options to purchase approximately 844,000 shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 1,111,000 shares of common stock were reserved for future grant and issuance under such plans, a substantial majority of which was granted as part of our performance option program in August 2013. We can also issue shares under our employee stock purchase plan, which had approximately 365,000 shares available for issuance at June 30, 2013. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. Option exercises and employee stock purchase plan purchases could increase the number of common shares outstanding and could adversely affect the prevailing market price of our common stock, due to our low trading volume. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the dilution of our stockholders’ equity interest.

Our stock price may fluctuate widely, making resale of our common stock difficult.
The market price of our common stock has fluctuated substantially. Our stock price may continue to fluctuate significantly in response to factors including:

•	fluctuating operating results;

•	our liquidity needs and constraints;

•	our restructuring activities and changes in management and other personnel;

•	changes in our business focus and operational organization;

•	our limited public float and the limited trading volume of our common stock on NASDAQ;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation and packaging industries;

•	the introduction of new products or changes in product pricing by us or our competitors;

•	litigation or claims relating to the volatility of our common stock, internal controls, proprietary rights or other matters;

•	developments in the financial markets; and

•	perceived dilution from stock issuances in financing or acquisition transactions.

The effects of new regulations relating to conflict minerals may adversely affect our business.
In August 2012, the SEC adopted new requirements applicable to companies manufacturing or contracting for the manufacture of products which require specific minerals, known as conflict minerals. Such companies will have to disclose annually whether they used any conflict minerals originating from the Democratic Republic of Congo or adjoining countries. If a company uses conflict minerals from those countries, additional requirements will be triggered. We must determine how we are affected by these new requirements. We may face increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products and harm to our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Our headquarters and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California, covered by two lease agreements. The first lease agreement, which is related to our principal executive offices, is for premises of 33,864 square feet, expiring on December 31, 2015.  This agreement also includes a right of first offer on 11,059 additional square feet. The second lease agreement is for premises of 23,027 square feet located near our executive offices, which we use for our manufacturing operations. This lease expires in December 2015, with an option to extend for an additional five-year period, and includes a right of first offer on 12,000 additional square feet. Financial terms for these leases are included in Note 7 of our Notes to Consolidated Financial Statements.
Other leased Adept facilities include Amherst, New Hampshire; Dortmund, Germany; Wissous and Annecy, France; Shanghai, China and Singapore. All of our facilities are used by both of our two reportable business segments and are sufficient for our business needs in fiscal 2014.

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
Market for Registrant’s Common Stock and Related Stockholder Matters
Our common stock is traded on the NASDAQ Capital Market under the symbol ADEP.
The following table reflects the range of high and low sales prices for Adept common stock for each full quarterly period within the two most recent fiscal years as reported for trading on the NASDAQ Capital Market.

	Three Months Ended
	Jun 30, 2013	Mar 30, 2013	Dec 29, 2012	Sep 29, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Oct 1, 2011
High	$4.06	$4.39	$4.36	$4.69	$6.49	$5.28	$3.55	$4.21
Low	$2.65	$2.38	$2.39	$3.40	$4.00	$2.30	$2.08	$2.99
At September 16, 2013, there were approximately 161 stockholders of record of our common stock.
Our preferred stock provides for quarterly payment of dividends payable in cash or stock subject to certain conditions. To date, we have neither declared nor paid cash dividends on shares of our common stock. In addition, our line of credit and Certificate of Designations for our preferred stock restrict our ability to pay dividends on our common stock. Accordingly, our shareholders may not realize a return on their investment unless the trading price of our common stock appreciates.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In connection with our fiscal 2010 and 2012 Performance Plans, shares were forfeited by employees to pay the applicable withholding taxes related to the stock compensation upon vesting of their restricted shares. These shares were returned to the 2005 Equity Incentive Plan in the amount of 36,000 and 23,000 shares during fiscal 2012 and 2013, respectively.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference from our Proxy Statement.

PERFORMANCE GRAPH
The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. relative to the cumulative total returns of the NASDAQ Composite Index, and an Industry Index/Peer Group index including eight other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2008 and shown through June 30, 2013.

	6/08	6/09	6/10	6/11	6/12	6/13
Adept Technology, Inc.	$100.00	$26.04	$52.28	$42.07	$45.12	$40.35
NASDAQ Composite	$100.00	$80.56	$93.30	$124.28	$132.47	$155.74
Peer Group	$100.00	$60.25	$77.89	$127.70	$135.00	$166.15
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
We provide intelligent robotics systems, the cores of which are our motion controls systems, integrated vision-guidance technology and application software. They are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. Our two acquisitions described below have provided autonomous robot and fleet management capabilities that enhance our offerings for target markets, as well as unique gripping technology that expands our reach into the global food processing market.
In addition, we provide a full complement of robotics services and support for our customers. Through sales to systems integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.
Acquisitions
On January 10, 2011, we acquired InMoTx, Inc., a Danish privately-held provider of robotic platform solutions and gripping technology for the global food processing market. Pursuant to a merger agreement dated January 4, 2011, we paid $1.5 million in cash, and issued 199,979 shares of our common stock to InMoTx shareholders. All of these shares were made subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period.  We also issued 100,000 shares of our common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary, subject to certain exceptions for disability, termination without cause or termination for good reason or a change of control. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 share grant issued upon the merger, 80,500 shares were forfeited as of September 20, 2011, and the remaining 19,500 shares vested on June 30, 2012. In the third quarter of fiscal 2012, we agreed upon indemnification amounts of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. Of the 199,979 shares issued on the merger date for the acquisition of InMoTx, 119,145 shares were forfeited by the holders and returned to Adept in the fourth quarter of fiscal 2012.
We also agreed to make certain contingent annual payments in cash to the former InMoTx shareholders and to the chief technology officer in an amount equal to ten percent (10%) and two percent (2%), respectively, of the revenues InMoTx achieves in excess of specified thresholds during the three annual periods following the merger date, the fair value of which at June 30, 2013 was $0. The results of InMoTx’s operations have been included in our consolidated financial statements since January 11, 2011.
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
Strategy
We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in industrial robots, vision guidance and autonomous vehicle technologies. In pursuit of our strategy, we intend to:

•	Accelerate the launch of our mobile robot products into the global market - Our global markets for mobile products include Small Flexible Manufacturing, Semiconductor, Logistics and Warehousing.

•
Revitalize our core business and expand our packaging channels with our SoftPIC technology - Our global markets for our industrial products include small flexible manufacturing, food and packaging within our capacity range of 7.5 lbs and below.

•	Grow our services business - Offer our customers a broader selection of support mechanisms.

Our Actions in Support of our Strategy

•
We intend to integrate strategic relationships from core markets that will drive volume and visibility. A few of our recent wins include a $2.6 million order in the small electronics market and equally large wins in the food market within North America. These are two examples of this practice now beginning to take shape.

•	We intend to have collaborative new product market development for innovative products driving a change in our product mix.

•	We intend to continue to accelerate our service and support revenues with existing product offerings and new product offerings moving forward.

•	We have set country specific sales objectives to reduce our cost of selling our products as we grow our company.

•	We intend to introduce scalability in engineering, our supply chain, and our assembly and test process worldwide.

•	We continue to foster our culture by providing our employees with clear direction, a focus on accountability and execution, and bottom line cash.

Trends in Our Business
During fiscal 2013, our revenues declined 29% compared with the previous year. This was driven primarily by weakened demand in some of our traditional markets such as solar and disk drives and by weak economic climates in North America and Europe, most notably France.

We saw bright spots in the small parts manufacturing areas, in particular the consumer electronics business in Europe and Asia. We received a large order for both Cobras and Vipers for installation in a world-leading electric razor manufacturer in the Netherlands as they added capacity for new products. We also received a large order from a new customer in Taiwan for Cobras which will be used for precision assembly of smart phone components.

As a result of our continued focus in the food processing sector, Adept won business with two Tier I food companies, both headquartered in the United States. One company will utilize Adept products related to chicken processing and the other company will integrate our products into a complex packaging process. Both customers selected Adept as a result of our ability to reduce their labor costs while improving their product quality. We believe both customers will have significant long-term relationships with Adept.

We have been pleased with the reception of our new generation of mobile robots announced in January at the Automate show in Chicago. Over the latter half of the fiscal year an existing semiconductor customer ordered 10 additional handlers, increasing their Adept robot installed base to 25 units. A well-known luxury watch manufacturer, ordered two Lynx products. We believe this is the start of a long-term relationship with this customer. We also received an order for two Lynx products from a leading lift-truck manufacturer. We believe that this has the potential to become a strategic relationship.
On a geographic basis, our U.S. sales declined 34% in fiscal 2013 compared with the prior year and accounted for 26% of total revenue in fiscal 2013 compared to 28% in the previous year. The decrease in U.S. sales was primarily due to lower sales of mobile solutions for universities and labs and lower sales in the packaging markets.
In Asia, sales declined 19% in fiscal 2013 compared with the prior year and accounted for 22% of total revenues in fiscal 2013 compared to 19% in the previous year. The decrease is Asia sales was primarily due to lower sale to disk drive equipment manufacturers as this market entered a cyclical downturn.
European sales declined 29% in fiscal 2013 compared with the previous year and accounted for 49% of total revenues for both fiscal 2013 and fiscal 2012. The decrease in European sales was primarily due to a weaker economic environment across most of the Company's European markets, particularly in France.

Restructuring and Cost Reduction Actions

Operationally, from time to time we have undertaken restructuring and other cost reduction actions to support our business model. We continue to emphasize cost efficiency balanced with investments in our products and revenue generating activities. We remain committed to managing our business to generate cash. During fiscal 2013, we incurred $0.8 million in restructuring charges, primarily due to severance costs related to a reduction in work force and from terminating our lease in Wissous, France. In October 2011, we announced the decision to consolidate the InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012.
Summary of the Fiscal 2013 Fourth Quarter
Revenues for the fourth quarter of fiscal 2013 were $13.7 million, down 19% from $17.0 million for the fourth quarter of fiscal 2012 as a result of weakened demand in our European and U.S. markets, partially offset by strong fourth quarter sales in our Asian markets.
Gross margin was 46.0% of revenue in the fourth quarter of fiscal 2013, compared with 41.5% of revenue in the fourth quarter of fiscal 2012. Gross margin in the fiscal 2013 fourth quarter was favorably impacted by a higher margin product mix and lower manufacturing direct cost.
Operating expenses were $6.8 million in the fourth quarter of fiscal 2013, a decrease of 11% compared with $7.6 million in the fourth quarter of fiscal 2012. The decrease primarily resulted from lower payroll expenses due to a reduction in the total number of employees.
Operating loss for the fourth quarter of fiscal 2013 was $477,000, compared to an operating loss of $531,000 for the fourth quarter of fiscal 2012. Net income for the fiscal 2013 fourth quarter was $4,000 and net loss attributable to common stockholders was $100,000, or $0.01 loss per share, compared to a net loss of $358,000, or $0.04 net loss per share, for the fourth quarter of fiscal 2012.
Results of Operations
This discussion summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and cash flow during the two-year period ended June 30, 2013, each year therein referred to as fiscal 2013 and 2012, reflecting requirements applicable to Adept as a smaller reporting company. Unless otherwise indicated, references to any year in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal year ended June 30. This discussion should be read with the consolidated financial statements and financial statement footnotes included in this Annual Report on Form 10-K.

Revenues
The following table sets forth our annual revenues and year-to-year change in revenues by business segment for the fiscal years ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012
Revenue by Segment
Robotics:
Revenues	$36,353	(34)%	$54,815
Percentage of total revenues	78%		83%
Services and Support:
Revenues	$10,463	(8)%	11,404
Percentage of total revenues	22%		17%
Total revenues	$46,816	(29)%	$66,219
Revenues were $46.8 million in fiscal 2013, down 29% from $66.2 million in fiscal 2012. The decrease in total revenues resulted from a 34% sales decrease in our Robotics segment and an 8% decrease in our Services and Support segment.
Robotics segment revenues were $36.4 million in fiscal 2013, down 34% from $54.8 million in fiscal 2012. Lower Robotics revenues in fiscal 2013 were primarily due to a cyclical downturn across our markets, a continuing weak economy in Europe, decreased levels of capital investment in the solar and disk drive markets and delays of orders for our packaging automation solutions.
Revenues in our Services and Support segment were $10.5 million in fiscal 2013, down 8% from $11.4 million in fiscal 2012.

The decrease during fiscal 2013 was primarily due to a cyclical downturn across our markets.

The following table sets forth our annual revenues and year-to-year change in revenues by geographic region for the fiscal years ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012
Revenue by Geography:
United States:
Revenues	$12,083	(34)%	$18,259
Percentage of total revenues	26%		28%
Europe:
Revenues	22,977	(29)%	32,212
Percentage of total revenues	49%		49%
Asia:
Revenues	10,324	(19)%	12,815
Percentage of total revenues	22%		19%
Other Countries:
Revenues	1,432	(51)%	2,933
Percentage of total revenues	3%		4%
Total International revenues	$34,733	(28)%	$47,960
Percentage of total revenues	74%		72%
Total revenues	$46,816	(29)%	$66,219
Our domestic revenues were $12.1 million in fiscal 2013, down 34% from $18.3 million in fiscal 2012. This decrease reflects lower sales to the packaging and medical and pharmaceutical markets, partially offset by higher sales to the automotive market.
Our international revenues were $34.7 million in fiscal 2013, down 28% from $48.0 million in fiscal 2012. This decrease resulted from a 29% decrease in sales in our European markets, a 19% decrease in our Asian markets, and a 51% decrease in sales to all other international countries.
European sales in fiscal 2013 decreased 29% to $23.0 million, compared with $32.2 million in fiscal 2012. The decrease in European sales was primarily due to a weaker economic environment across most of the Company's European markets impacting sales in both our robotics segment and our services and support segment.
Revenues from Asia in fiscal 2013 decreased 19% to $10.3 million compared with $12.8 million in fiscal 2012 as a result of lower disk drive equipment sales as this market entered a cyclical downturn, partially offset by sales increases in the appliance and consumer electronics sectors.
Revenues from other countries in fiscal 2013 decreased 51% to $1.4 million, compared with $2.9 million in fiscal 2012. The decrease was primarily the result of lower sales to the packaging market.
Backlog. Our product backlog at June 30, 2013 was approximately $6.1 million compared to approximately $7.9 million at June 30, 2012. The decrease in backlog at the end of fiscal 2013 compared to the end of fiscal 2012 was due to a slowdown in customers' ordering patterns at the end of fiscal 2013, especially in Europe. Orders with delivery dates beyond twelve months from the end of the fiscal quarter are not included in backlog, and thus we expect substantially all backlog at June 30, 2013 to ship during fiscal 2014. Because orders constituting our current backlog are subject to changes in delivery schedules and in certain instances may be subject to cancellation without significant penalty to the customer, our backlog at any date may not be indicative of demand for our products or actual revenues for any period in the future.

Gross Margin
The following table sets forth our gross margin and year-to-year change in gross margin for the fiscal years ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012
Revenues	$46,816		$66,219
Gross margin	$19,120	(32)%	$28,000
Gross margin %	40.8%		42.3%
Gross margin as a percentage of revenues was 40.8% in fiscal 2013, compared to 42.3% in fiscal 2012.
Gross margin in fiscal 2013 was unfavorably affected by an $875,000 charge for an increase in excess and obsolete inventory reserves related to our packaging products in the second fiscal quarter due to lower demand and product obsolescence.
We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in our sales mix and/or changes in operating costs. In particular, we expect that sales into the disk drive market will continue to have a negative impact on gross margin, while packaging and mobile sales will have a positive effect. In addition, we expect that changes in currency valuations will continue to impact gross margin, as a significant portion of our revenues are in Euro and a portion of our components are paid for in Japanese yen.
Operating Expenses
Research, Development and Engineering
The following table sets forth our research, development and engineering expenses and the year-to-year change in these expenses for the fiscal years ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012
Expenses	$7,634	(12)%	$8,714
Percentage of revenue	16%		13%
Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, based on the estimated life of the product.
R&D expenses in fiscal 2013 were $7.6 million, or 16% of revenues, a decrease of 12% from $8.7 million, or 13% of revenues, in fiscal 2012. Lower R&D expenses in fiscal 2013 compared with the prior year primarily resulted from the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations and cost-cutting measures undertaken during the second quarter of fiscal 2013.
We do not expect R&D expenses in fiscal 2014 to increase significantly from fiscal 2013 levels.
Adept did not capitalize any software costs in fiscal 2013, compared to $647,000 capitalized in fiscal 2012. We do not expect to capitalize any software costs in fiscal 2014.

Selling, General and Administrative Expenses.
The following table sets forth our selling, general and administrative expenses and the year-to-year change in these expenses for the fiscal years ended June 30, 2013 and 2012 (in thousands, except for percentages):

	Fiscal 2013	% Change 2012 to 2013	Fiscal 2012
Expenses	$18,958	(8)%	$20,701
Percentage of revenue	40%		31%
Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, as well as tradeshow participation and other marketing costs.
SG&A expenses were $19.0 million, or 40% of revenues, in fiscal 2013, down 8% from $20.7 million, or 31% of revenues, in fiscal 2012.

While total SG&A expenses in fiscal 2013 were lower compared with the prior year, due to lower headcount, travel and consulting expenses, SG&A expenses in fiscal 2013 as a percentage of revenue was higher than fiscal 2012 due to lower revenues during fiscal 2013.
We do not expect that fixed SG&A expenses will increase significantly in fiscal 2014 from ending 2013 levels due to the streamlining actions taken in fiscal 2013. Variable selling expenses, such as commissions are expected to increase or decrease commensurate with the change in revenue.
Amortization of Other Intangible Assets. Amortization expense totaled $411,000 during fiscal 2013 and $466,000 during fiscal 2012. These expenses are related to amortization of intangible assets acquired as part of the MobileRobots acquisition in the fourth quarter of 2010 and the InMoTx acquisition in the beginning of the third quarter of fiscal 2011.
Stock-Based Compensation Expense. We recorded stock-based compensation expense of $0.8 million in fiscal 2013 and $1.3 million in fiscal 2012 related to our stock option plans, employee stock purchase plan and restricted stock grants. Stock-based compensation expense in fiscal 2013 and 2012 includes $0 and $95,000, respectively, of accelerated stock-based compensation expense related to employee terminations that were part of our restructuring activities, and then were recorded as restructuring expense.
In fiscal 2014, we expect stock-based compensation expense may increase from fiscal 2013 levels due to grants and vesting of restricted stock granted under our fiscal 2014 performance option program awards and options granted and to be granted to our CEO and other senior management in fiscal 2014.
See Note 2 of the Notes to the Consolidated Financial Statements for more information about our recognition of stock-based compensation expense.
Restructuring Charges. During fiscal 2013, we recorded restructuring charges of $0.8 million, primarily due to severance costs associated with a reduction in work force. During fiscal 2012, we recorded restructuring charges of $1.3 million related to the consolidation of the InMoTx operations in Denmark into the Company's Pleasanton, California operations.
Operating Loss. We recorded an operating loss of $10.4 million in fiscal 2013, compared with an operating loss of $3.1 million in fiscal 2012. Higher operating losses recorded in fiscal 2013 were primarily the result of lower revenues and margin compared to fiscal 2012, an intangible and goodwill impairment charge of $1.7 million during the second fiscal quarter of 2013 related to the InMoTx acquisition and an $875,000 excess and obsolete inventory charge related to our packaging products in the second quarter of fiscal 2013.
Interest Income (Expense), Net. Interest expense, net of interest income, was $37,000 in fiscal 2013, compared with $250,000 in fiscal 2012. The decrease in interest expense during fiscal 2013 primarily resulted from the payoff of our line of credit balances during fiscal 2013 that was enabled by the proceeds received from the private placement of redeemable convertible preferred stock in the second quarter of fiscal 2013.
Foreign Currency Exchange Gain (Loss). Our foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations accounts are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction losses were $3,000 in fiscal 2013 and $732,000 in fiscal 2012.
The foreign currency transaction losses recorded in fiscal 2013 were not significant. The foreign currency transaction losses recorded in fiscal year 2012 were primarily generated from realized losses related to the payments of intercompany payables in U.S. dollars by the European entities. As the Euro decreased against the U.S. dollar, more Euros were needed to purchase the U.S. dollar to settle the payable.
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
We recorded a tax benefit of $320,000 for fiscal 2013, compared to $396,000 for fiscal 2012. For fiscal 2013, the tax benefit represents a release of $536,000 in reserves related to our ASC 740 analysis, offset by a provision of $216,000 represen ting state minimum tax requirements as well as foreign tax expense. This release was due to expired statutes of limitations in Singapore and France, audit settlements in Germany, and adjustment for tax return filing in Singapore. For fiscal 2012, the tax benefit represents a release of $760,000 in reserves related to our ASC 740 analysis, offset by a provision of $364,000 representing state minimum tax requirements as well as foreign tax expense. This release was due to expired statutes of limitations in France and Germany and net operating loss true ups in Germany. We have net operating losses that are sufficient to offset a significant portion of our domestic and foreign tax obligations, except when annual net operating loss limitations exist for domestic and foreign jurisdictions that result in some tax expense.
Liquidity and Capital Resources
Changes in the Company’s liquidity during and since the year ended June 30, 2013 primarily reflect the net effect of cash used by operations, cash provided from the private placement of preferred stock and full repayment of borrowing from the Company's line of credit.

Cash and cash equivalents were $6.3 million at June 30, 2013. In fiscal year 2013, cash decreased by $2.4 million. Changes in liquidity include full repayment of borrowings from our line of credit of $5.5 million, cash used in operating activities of $4.7 million, partially offset by proceeds of $7.6 million from the issuance of redeemable convertible preferred stock.
Net cash used in operations was $4.7 million, primarily resulting from the net loss of $10.0 million, partially offset by the depreciation expense of $1.0 million, stock-based compensation expense of $0.8 million, goodwill and other intangible asset impairment of $1.7 million and a decrease of $1.3 million in net accounts receivable which was due primarily to the decrease in sales.
In fiscal 2013, the Company had negligible cash provided by investing activities, with $127,000 in proceeds from the sale of property and equipment offset by $86,000 in purchase of property and equipment. In fiscal 2013, net cash provided from financing activities of $2.3 million primarily consisted of the proceeds of $7.6 million from the issuance of redeemable convertible preferred stock, offset by full repayment of borrowings totaling $5.5 million from the Company’s line of credit.

Redeemable Convertible Preferred Stock
On September 18, 2012, the Company issued 8,000 shares of the Company's preferred stock, par value $0.001 per share (the “redeemable convertible preferred stock”), at a price of $1,000 per share to Hale Capital Partners, LP (“Hale Capital”) subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the "Certificate of Designations"). The Company received net proceeds of approximately $7.6 million from the issuance of the Preferred Stock, after deducting expenses related to the placement that were payable by the Company.
Holders of redeemable convertible preferred stock will be entitled to receive dividends payable quarterly in arrears , at the election of the Company either in cash or, subject to certain equity conditions, in common stock. Dividends on the Preferred Stock will accrue at Prime Rate (Wall Street Journal Eastern Edition) plus 3% up to a maximum amount of 4%. In fiscal 2013, the Company declared and paid $171,000 of cash dividends to Hale Capital Partners, the Company's sole preferred stockholder. The Company intends to pay future preferred stock dividends in the Company's common stock.
Each share of the redeemable convertible preferred stock will be convertible, at the option of the holder and upon certain mandatory conversion events described below, based upon the initial price of the preferred stock at a conversion rate of $4.60 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).
On March 27, 2013, Adept entered into a letter agreement with the holder of the preferred stock (the "Letter Agreement"), with respect to the waiver and deferrals of certain rights related to the preferred stock.
Pursuant to the Certificate of Designations and the Letter Agreement, if on or after 103 days following the first anniversary of the issuance of the preferred stock, the common stock price exceeds the “Applicable Percentage” (meaning, 200% of the conversion rate until 103 days after the second anniversary of the issuance date, 175% until 103 days after the third anniversary of the issuance date, and 150% thereafter) for a consecutive 60 days, such price is maintained until conversion, and certain equity conditions met such that shares of common stock issued upon conversion can be immediately saleable by the preferred shareholders, Adept can convert the preferred stock up to an amount equal to the greater of the arithmetic average of the weekly trading volume of the Common Stock for each of the 20 consecutive trading days immediately preceding the applicable determination date (the “Volume Limit”) or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the Common Stock for the five trading days immediately preceding such sale.

Pursuant to the Certificate of Designations and the Letter Agreement, starting 103 days after the date that is 18 months after issuance of the preferred stock, if the trading price of Adept's common stock is more than 110% of the conversion price for each of the five trading days immediately preceding the date of determination, Adept may convert up to 10% of the preferred stock issued pursuant to the Securities Purchase Agreement plus certain amounts that the Company was not previously allowed to convert or redeem pursuant to the terms of the Certificate of Designations or under applicable law per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to certain equity conditions. The ability to require this installment conversion requires that Adept (i) maintain on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by Adept and Silicon Valley Bank and reasonably acceptable to Hale Capital Partners (which acceptance shall not be unreasonably withheld or delayed). If Adept cannot convert the preferred stock due to its failure to satisfy such conditions, then it may redeem the shares for cash at the same price subject to agreement of the preferred stockholder. The amended and restated loan and security agreement with Silicon Valley Bank requires no EBITDA or cash threshold for conversion, but does require a minimum EBITDA and cash threshold at the end of the quarter preceding an installment cash redemption.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of Adept to issue shares upon conversion of the preferred stock in accordance with its obligations, the preferred stockholders may require Adept to redeem all or some of the preferred stock at a price equal to 100% of the conversion amount, and in the event certain equity conditions are not satisfied during a certain period, the greater of (i) the conversion amount being redeemed and (ii) the product of the conversion amount being redeemed and the quotient determined by dividing the highest trading price of the common stock underlying the preferred stock during the period beginning on the date immediately preceding such triggering event and ending on the date of the preferred stockholder delivers a redemption stock notice by the conversion price, plus accrued and unpaid dividends. On or after September 30, 2016, each redeemable convertible preferred stockholder can require Adept to redeem its preferred stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.
Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date, provided that if the conversion price decreases to below $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events), then the number of votes per preferred share shall equal to the conversion amount divided by $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to Adept's charter or bylaws that adversely affect the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental change of Adept; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than senior indebtedness from established commercial lenders on customary terms; and the redemption or purchase of any capital stock of Adept.
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
In April 2013, Adept paid facility fees of $82,100 to SVB and $37,500 in other bank expenses in connection with entry into the loan agreements. During the second quarter of fiscal 2013, Adept repaid the remaining outstanding loan balance under the revolving line of credit. Adept was in compliance with the covenants in the loan documents as of June 30, 2013. At June 30, 2013, Adept had no outstanding principal balance under the revolving line. Adept believes that its current cash and cash equivalents, together with funds available pursuant to its credit facility, provide sufficient liquidity for operations in fiscal 2014. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any material off-balance sheet arrangements.

Long-Lived Assets
Our long-lived assets consist of property and equipment, including capitalized software development costs, of $1.5 million and $2.3 million (net of amortization) at June 30, 2013 and 2012, respectively, $2.5 million and $4.7 million of goodwill and other intangible assets (net of amortization) at June 30, 2013 and 2012, respectively and $0.2 million and $0.1 million in long-term other assets at June 30, 2013 and 2012, respectively.

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
Revenue Recognition. We generate revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. We recognize non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. We use the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from our facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by our warranty. Adept maintains a warranty liability based on our historical warranty experience and management’s best estimate of our warranty liability at each balance sheet date. There are no acceptance criteria on our standard non-software products. However, when the Company introduces new products that have not been proven to meet industry standards or sells products to customers requiring custom modifications of our standard products or agrees to meet performance specifications or make payment contingent upon customer acceptance, the Company will defer the revenue until industry standards, customer modifications or performance specifications are met or customer acceptance has been obtained. We do not deem the fee to be fixed or determinable where a significant portion of the price is due after our normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectability of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If we conclude that collection is not reasonably assured for any reason, then the revenue is deferred until the uncertainty is removed. Our experience is that we have been able to reliably determine whether collection is reasonably assured.
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
Revenue for robot refurbishment relates to Adept-owned or customer-owned refurbished robots and components. We receive parts returned from customers under warranty contracts, or we purchase surplus used parts available from customers or suppliers. These parts traditionally have lower cost, and internal analysis indicates that on average, we pay a significantly lower percentage of the new part cost to acquire these components. The standard cost for acquired parts is therefore set at such percentage of cost in compliance with U.S. generally accepted accounting principles (GAAP) requiring valuation of inventory at “lower of cost or market”. By contrast, the cost basis starting point for customer-owned refurbished or repaired robots is zero since we do not own the robots. For all refurbishment and remanufacturing, we track all related costs and activities (materials and labor) required to bring the robots up to standard using work orders. This revenue stream is included within our Services and Support segment.
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
Our policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on 0.5% of the Company's total accounts receivable, net of specific allowances. On an ongoing basis, we evaluate the creditworthiness of our customers and, should the default rate change or the financial positions of our customers change, we may increase this additional allowance percentage.
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
Manufacturing inventory includes raw materials, work-in-process, and finished goods. The inventory valuation provisions are based on an inventory report which includes all inventories and which identifies quantities on hand in excess of two year’s projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials accounting functions monitor the line item exceptions and make adjustments as necessary.
Warranties. Our warranty policy is included in our Terms of Sale, generally as a two year parts and one year labor limited warranty on most hardware and component products, and states that there are no rights of return, and that a refund may be made at our discretion, and only if there is an identified fault in the product and the customer has complied with our approved maintenance schedules and procedures, and the product has not been subject to abuse. We provide for the estimated cost of product warranties at the time revenue is recognized. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our components suppliers, our warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from our estimates, revisions to those estimates are made.

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
Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our net deferred tax assets in the United States and Denmark. The valuation allowance was determined using an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our U.S. loss, among other considerations, provides negative evidence and accordingly, a substantial valuation allowance was recorded against our net deferred tax assets. We intend to maintain a substantial valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
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
Realized and unrealized gains and losses from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in foreign currency exchange loss in the accompanying consolidated statements of operations and comprehensive loss.
We do not currently apply a hedging strategy against our currency positions.

Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.
Goodwill is measured and tested for impairment on an annual basis, or more frequently if we believe indicators of impairment exist. In the second quarter of fiscal 2013, the Company determined that intangible assets related to the Company's InMoTx acquisition had been impaired and recorded a $1.7 million write-down of their intangibles. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. We have defined our reporting units at the business unit level, one level below our reportable segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.
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

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2013 and 2012 and for each of the years in the two year period ended June 30, 2013 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.
No Supplementary Financial Information is required in this Annual Report on Form 10-K as such data is not required of Adept as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the fiscal year ended June 30, 2013, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (or CEO) and our Interim Principal Accounting Officer (or PAO), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act. Our CEO and our PAO have concluded, based on this evaluation by the CEO and PAO, that as of June 30, 2013, Adept’s disclosure controls and procedures were effective at the end of the fiscal year to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and PAO, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment using such criteria, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.
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
Changes in Internal Controls over Financial Reporting
In connection with our continued monitoring and maintenance of our controls procedures which began as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review, test and improve the effectiveness of our internal controls. There have been no changes during or since the end of fiscal year 2013 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

On August 27, 2013, the Adept Board of Directors approved setting the annual cash retainer compensation of the Strategy and Acquisition Committee Chairman to $4,000 and the grant of stock in lieu of cash retainer for fiscal 2013 Audit Committee Chairman.
On August 27, 2013, the Adept Board of Directors approved performance stock option grants to its executive and non-executive employees as part of an incentive rewards program. The options to purchase shares of Adept common stock, one-third of which are subject to an exercise price equal to the grant date common stock price, one-third of which are subject to an exercise price of $4.60, and one-third of which are subject to an exercise price of $6.90, shall vest and become exercisable upon achievement of certain performance objectives tied to growth in the Company's stock price, earnings per share, revenue and net cash.
On August 27, 2013, Adept entered into a separation agreement with Adept's former President and CEO, John Dulchinos, pursuant to which Mr. Dulchinos is entitled to receive cash severance payments. The separation agreement contains customary waivers and releases by both Mr. Dulchinos and the Company.
As previously reported by Adept on Form 8-K, on August 27, 2013, the Adept Board of Directors approved the adoption of a Fiscal 2014 Management Incentive Plan (the "2014 Incentive Plan") which provides for potential performance-based cash compensation for the Company's executive officers and other key employees. The amount of cash compensation potentially payable under the 2014 Plan will be determined based upon (a) the Company meeting or exceeding corporate objectives related to specified levels of revenue and net cash (as both terms are defined in the 2014 Incentive Plan) for the applicable quarter of fiscal 2014, for a total of 12% of the total potential payout in each of the first three quarters, (b) and for purposes of the final payment of 64% of the total possible payout for the fourth quarter, in addition to a specified level of revenue and net cash at fourth quarter end, a specified level of revenue for Adept's full fiscal 2014, and (c) each participant's achievement of individual performance objectives in such quarters. Awards will only be paid under the 2014 Incentive Plan if the applicable corporate and individual performance objectives are met.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to executive officers of the Company is set forth below. Certain information required by this item is incorporated by reference from our proxy statement related to the 2013 Annual Meeting of Stockholders, referred to as the Proxy Statement.
Adept has adopted a code of ethics, our Code of Business Conduct, that applies to all directors, officers and employees. Our Code of Business Conduct is available on our website, www.adept.com, under the “Investor Relations” heading of our website.
EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Rob Cain	48	President and Chief Executive Officer
Terry Hannon	48	Chief Business Development and Strategy Officer
Rob Cain was appointed President and Chief Executive Officer of Adept in February 2013. On August 27, 2013, he was elected as a director. He has over 25 years of experience in leadership roles within the high tech and capital equipment industries. Prior to his appointment by Adept, Mr. Cain provided certain consulting services to Adept as an operating partner of Hale Capital and also served as Chief Operating Officer of Telanetix, Inc., a provider of video conferencing solutions, from January 2011 to February 2013. From 2006 to 2010, Mr. Cain served as the Senior Vice President of Operations for Avure Technologies, a provider of high pressure technology to industrial and consumer products industries. From 2004 to 2005, Mr. Cain managed operations for ECCO Corporation; the world's largest supplier of emergency warning products for commercial vehicles. From 1995 to 2004, Mr. Cain held various positions with SCP Global Technologies, a manufacturer of batch immersion tools, including VP of Engineering, and later President of the European Division. He has lived abroad in China, Germany, and Sweden and has managed businesses spanning over 30 countries. Mr. Cain is also the author of “A Path To Peak Performance”, a field manual for improving the performance of companies and teams. He has an MBA from City University in Bellevue, Washington.

Terry Hannon joined Adept in August 2013 as Vice President of Business Development and Corporate Strategy. On August 27, 2013, the Board appointed him as Chief Business Development and Strategy Officer. Prior to joining Adept, he served as President and Chief Executive Officer from 2011 to July 2013, and as Vice President of Marketing and Sales from 2010 until 2011 of NP Photonics, Inc. Prior to this he held leadership roles as Executive Vice President at XSiL from 2007 to 2008, and previously as Vice President and General Manager at Coherent Inc., and was a co-founder of Algorythmia LLC, a predictive analysis provider, in 2009. Terry received his Honors Degree in Physics and Master’s Degree in Optoelectronics from Queen's University, Belfast. He is also a graduate of the MBA at The Wharton School, University of Pennsylvania.
OTHER SIGNIFICANT POSITIONS OF THE REGISTRANT
On August 27, 2013, the Adept Board appointed Daniel Weinblatt, current Interim Controller of the Company, as Interim Principal Accounting Officer of the Company until a successor is duly elected and qualified. He receives $6,000 per week compensation for his services. Mr. Weinblatt, 58, has worked with Adept as the Interim Controller since July 2013 and has over 20 years of diversified management experience, including recently serving as Chief Financial Officer of Prommis Solutions, a financial services company, since August 2011. From 2010 to 2011, Mr. Weinblatt served as a financial consultant, from 2008 to 2010 he served as Vice President and Chief Financial Officer of DVDPlay, Inc. and from 2007 to 2008, he served as Vice President and Corporate Controller of LGC, Wireless, Inc.

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

3.4
Amended and Restated Bylaws of Adept-Delaware, as amended (incorporated by reference to Exhibit 3.4 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1
Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2
Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant's Annual Report filed with the Securities and Exchange Commission on September 24, 2012).

4.3
Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4
Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5
Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6
Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

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

10.8	Form of 2013 Indemnification Agreement between Adept-Delaware and its officers and directors.

10.9*
2001 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.10*
Form of Option Agreement under 2001 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2005).

10.11
Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.12*
Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.13*
Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.14*
Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.15*
2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 24, 2009).

10.16*
Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.17
Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the 2011 fiscal quarter ended September 25, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.18*
Form of Change of Control Agreement between Adept Technology, Inc. and each of Mr. Dulchinos, Ms. Cummins, Mr. Boutsikaris and Mr. Melis (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2008).

10.19*	Summary of Non-employee Director Compensation, dated as of August 16, 2013

10.20*	Summary of Executive Officer Compensation (as of September 20, 2013).

10.21*
Fiscal 2012 Performance Plan - established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2011).

10.22*	Fiscal 2012 Cash Incentive Plan.(incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 6, 2011).

10.23**
License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on February 12, 2013).

10.24**
Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on September 24, 2012).

10.25
Addendum dated April 25, 2012 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.26*
Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.27*
Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.28*
Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.29*
Fiscal 2011 Performance Plan - established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.30*
Form of Restricted Stock Unit Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2011 Performance Plan (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.31
Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 67, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.32
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

10.33
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

10.34
Fiscal 2013 Performance Plan - established under Adept Technology. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.35*
Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 6, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.36*
Form of Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2012 Performance Plan (incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the 2011 fiscal year, filed with the Securities and Exchange Commission on September 6, 2011).

10.37
Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.38
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

10.39
Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.40
Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.41
Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

10.42*
Amended and Restated 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.43*
Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.44*
Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.45*	Reserved.

10.46
Amendment No. 2 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

10.47
Amendment No. 3 to Loan and Security Agreement dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.48
Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.49
Borrower Agreement, dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.50
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

10.51
Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.52
Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 filed with the Securities and Exchange Commission on February 7, 2012).

10.53
Amendment No. 4 to Loan and Security Agreement. dated as of February 6, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.54
Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility), dated as of February 6, 2012 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.55*
Form of Director Option Agreement for Initial and Annual Grant under the 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.56*
Offer letter agreement between John Boutsikaris and Adept Technology, Inc. dated October 14, 2011 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.57
Underwriting Agreement between Adept Technology, Inc. and Roth Capital Partners, LLC dated June 8, 2012 (incorporated by reference to Exhibit 1.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

10.58
Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Hale Capital Partners, LP dated as September 5, 2012 (incorporated by reference to Exhibit 10.79 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.59
Amendment No. 5 and Consent to Loan and Security Agreement, dated as of September 5, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

10.60
Amendment No. 6 to Loan and Security Agreement, dated as of September 11, 2012 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

10.61
Separation Agreement and Release of All Claims, dated October 4, 2012, between Adept Technology, Inc. and Lisa Cummins (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012).

10.62
Offer Letter Agreement, dated November 5, 2012 between Adept Technology, Inc. and Michael Schradle (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

10.63	Reserved.

10.64*
Offer Letter Agreement, dated February 22, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.65*	CEO Bonus Arrangement (incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.66*
Separation Agreement and Release of All Claims, dated February 24, 2013 between Adept Technology, Inc. and John Boutsikaris (incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.67*	Reserved.

10.68*	Fiscal 2013 Management Incentive Plan (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).
10.69*
Form of Performance Stock Award Agreement for Management Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.70
Amended and Restated Loan and Security Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.71
Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

10.72
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.3 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

10.73*
Option Agreement, effective as of February 19, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.10 to Registrant's Quarterly Report on Form 10-Q for the 2013 third fiscal quarter ended March 28, 2013 filed with the Securities and Exchange Commission on May 14, 2013).

10.74	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Rob Cain.

10.75	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Terry Hannon.

10.76	Fiscal 2014 Management Incentive Plan

10.77	Separation Agreement and General Release of Claims, dated July 2, 2013, by and between Adept Technology, Inc. and Michael Schradle.

10.78	Separation Agreement, dated July 31, 2013, by and between Adept Technology, Inc. and Joachim Melis.

10.79	Settlement Agreement and General Release of Claims, dated August 27, 2013, by and between Adept Technology, Inc. and John Dulchinos.

10.80	Form of Performance Option Agreement for option incentive program dated as of August 27, 2013.

14.1
Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the 2010 fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on September 17, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Armanino LLP.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification by the Interim Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-
The following financial information from the Company's quarterly report on Form 10-K for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2013, and 2012; (ii) Consolidated Statements of Operations for the Twelve Months Ended June 30, 2013 and 2012; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

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

ADEPT TECHNOLOGY, INC.

Date:	September 20, 2013	By:	/s/ ROB CAIN
Rob Cain President and Chief Executive Officer

Date:	September 20, 2013	By:	/s/ DANIEL WEINBLATT
Daniel Weinblatt Interim Principal Accounting Officer and Interim Corporate Controller
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Cain, his true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ROB CAIN	President and Chief Executive Officer (Principal Executive Officer); Director	September 20, 2013
(Rob Cain)

/S/ DANIEL WEINBLATT	Interim Principal Accounting Officer and Interim Corporate Controller	September 20, 2013
(Daniel Weinblatt)

/S/ MICHAEL P. KELLY	Chairman of the Board	September 20, 2013
(Michael P. Kelly)

/S/ A. RICHARD JUELIS	Director	September 20, 2013
(A. Richard Juelis)

/S/ HERBERT J. MARTIN	Director	September 20, 2013
(Herbert J. Martin)

/S/ BENJAMIN A. BURDITT	Director	September 20, 2013
(Benjamin A. Burditt)

/S/ MARTIN HALE, JR.	Director	September 20, 2013
Martin Hale, Jr.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Adept Technology, Inc.
Pleasanton, California

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. as of June 30, 2013 and June 30, 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the fiscal years in the two-year period ended June 30, 2013. Our audits also included the financial statement schedule for each of the fiscal years in the two-year period ended June 30, 2013 listed in the Index at Item 15(a)(2). The Company's management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Adept Technology, Inc. as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for each of the years in the two-year period ended June 30, 2013, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein.

/s/ Armanino LLP

Armanino LLP
San Jose, California
September 20, 2013

ADEPT TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$6,274	$8,722
Accounts receivable, less allowance for doubtful accounts of $728 and $629 at June 30, 2013 and 2012, respectively	10,848	11,905
Inventories	8,135	7,954
Other current assets	477	514
Total current assets	25,734	29,095
Property and equipment at cost	14,409	14,241
Accumulated depreciation and amortization	(12,884)	(11,949)
Property and equipment, net	1,525	2,292
Goodwill	1,493	2,967
Other intangible assets, net	1,040	1,686
Other assets	241	121
Total assets	$30,033	$36,161
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,069	$6,183
Line of credit	—	5,500
Accrued payroll and related expenses	1,986	2,006
Accrued warranty expenses	1,070	1,243
Deferred revenue	1,314	280
Accrued income tax, current	—	80
Other accrued liabilities	815	1,680
Total current liabilities	12,254	16,972
Long-term liabilities:
Deferred income tax, long-term	155	399
Long-term obligations	284	446
Total liabilities	12,693	17,817
Commitments and contingencies (See Note 7)
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at June 30, 2013; Redemption value $8,080 at June 30, 2013	7,760	—
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 10,925 shares issued and 10,920 shares outstanding at June 30, 2013 and 10,534 shares issued and 10,529 shares outstanding at June 30, 2012	178,386	177,446
Treasury stock, at cost, 5 shares at June 30, 2013 and June 30, 2012	(42)	(42)
Accumulated deficit	(169,029)	(159,004)
Accumulated other comprehensive income (loss)	265	(56)
Total stockholders’ equity	17,340	18,344
Total liabilities and stockholders’ equity	$30,033	$36,161
The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended June 30,
	2013	2012
Revenues	$46,816	$66,219
Cost of revenues	27,696	38,219
Gross margin	19,120	28,000
Operating expenses:
Research, development and engineering	7,634	8,714
Selling, general and administrative	18,958	20,701
Restructuring charges	785	1,256
Amortization of other intangible assets	411	466
Impairment of intangible assets and goodwill	1,708	—
Total operating expenses	29,496	31,137
Operating loss	(10,376)	(3,137)
Foreign currency exchange loss	(3)	(732)
Interest income	34	20
Interest expense	(71)	(270)
Other income	71	—
Loss before benefit from income taxes	(10,345)	(4,119)
Benefit from income taxes	(320)	(396)
Net loss	(10,025)	(3,723)
Effects of redeemable convertible preferred stock
Less accretion of redeemable convertible preferred stock to redemption value	(73)	—
Less dividends allocated to redeemable convertible preferred stockholders	(250)	—
Net loss attributable to the Company's common stockholders	$(10,348)	$(3,723)
Basic and diluted net loss per share attributable to common stockholders	$(0.99)	$(0.40)
Number of shares used in computing basic and diluted per share amounts:	10,437	9,386
Comprehensive loss
Net loss	$(10,025)	$(3,723)
Foreign currency translation adjustment	321	(824)
Total comprehensive loss	$(9,704)	$(4,547)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Preferred Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2011	9,746	$173,377	—	$—	(5)	$(42)	$(155,281)	$768	$18,822
Common stock issued under employee stock incentive program and stock purchase plan	95	275	—	—	—	—	—	—	275
Restricted stock awards issued	5	—	—	—	—	—	—	—	—
Restricted stock awards forfeited	(81)	—	—	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligation	(36)	(132)	—	—	—	—	—	—	(132)
Common stock issued under public offering	920	3,138	—	—	—	—	—	—	3,138
Indemnification shares received under InMoTx merger agreement	(119)	(508)	—	—	—	—	—	—	(508)
Stock-based compensation classified as restructuring	—	95	—	—	—	—	—	—	95
Stock-based compensation	—	1,201	—	—	—	—	—	—	1,201
Net loss	—	—	—	—	—	—	(3,723)	—	(3,723)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(824)	(824)
Balance at June 30, 2012	10,530	177,446	—	—	(5)	(42)	(159,004)	$(56)	18,344
Common stock issued under employee stock incentive program and stock purchase plan	195	512	—	—	—	—	—	—	512
Restricted stock awards issued	344	—	—	—	—	—	—	—	—
Restricted stock forfeited	(125)	—	—	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligation	(23)	(85)	—	—	—	—	—	—	(85)
Preferred stock issued	—	—	8	7,608	—	—	—	—	7,608
Preferred stock accretion	—	(73)	—	73	—	—	—	—	—
Preferred stock dividend	—	(171)	—	—	—	—	—	—	(171)
Preferred stock dividend - undistributed	—	(79)	—	79	—	—	—	—	—
Stock-based compensation	—	836	—	—	—	—	—	—	836
Net loss	—	—	—	—	—	—	(10,025)	—	(10,025)
Foreign currency translation adjustment	—	—	—	—	—	—	—	321	321
Balance at June 30, 2013	10,921	$178,386	8	$7,760	(5)	$(42)	$(169,029)	$265	$17,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years Ended June 30,
	2013	2012
Operating activities
Net loss	$(10,025)	$(3,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	967	893
Deferred taxes	(57)	(686)
Gain on disposal of property and equipment	(65)	(100)
Stock-based compensation	836	1,296
Amortization of other intangible assets	411	466
Impairment of goodwill and other intangible assets	1,708	—
Net changes in operating assets and liabilities:
Accounts receivable, net	1,336	(1,913)
Inventories	(175)	455
Other assets	(29)	(97)
Accounts payable	868	(1,909)
Other accrued liabilities and deferred revenue	(747)	1,411
Accrued restructuring charges	219	(57)
Other long-term liabilities	41	50
Net cash used in operating activities	(4,712)	(3,914)
Investing activities
Purchase of property and equipment	(86)	(1,117)
Proceeds from sale of property and equipment	127	115
Cash outlay for indemnification shares received under InMoTx, Inc. merger agreement	—	(508)
Net cash provided by (used in) investing activities	41	(1,510)
Financing activities
Borrowings from (repayments of) line of credit, net	(5,500)	1,600
Borrowings from long-term debt	—	83
Principal payments on capital leases	(40)	(44)
Principal payments on long-term obligations	(19)	(35)
Proceeds from employee stock incentive program and employee stock purchase plan	512	275
Proceeds from common stock issued under public offering	—	3,138
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	7,608	—
Cash dividends paid on redeemable convertible preferred stock	(171)	—
Payment for taxes for restricted stock awards surrendered to satisfy employee tax obligation	(85)	(132)
Net cash provided by financing activities	2,305	4,885
Effect of exchange rates on cash and cash equivalents	(82)	634
Increase (decrease) in cash and cash equivalents	(2,448)	95
Cash and cash equivalents, beginning of period	8,722	8,627
Cash and cash equivalents, end of period	$6,274	$8,722

ADEPT TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) - Continued

	Years Ended June 30,
	2013	2012
Cash paid during the period for:
Interest	$71	$270
Income taxes	$22	$58
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$161	$362
Accretion of redeemable convertible preferred stock to redemption value	$73	$—
Undistributed dividends allocated to redeemable convertible preferred stock	$79	$—
Returned shares received under InMoTx, Inc. merger agreement for indemnification for cash outlay for claims for matters arising prior to the Acquisition.	$—	$508

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Company and Summary of Significant Accounting Policies
Company
Adept is a global, robotics-based automation supplier. Through our integrated offerings of both industrial and mobile robots we help our customers to improve the speed, quality and efficiency of their production environments. We design and manufacture industrial and mobile robots along with complementary suite of control and vision systems and software which are used for assembly, packaging, handling and logistics applications. These products are offered to our customers along with a broad range of service and support options.
Our headquarters are located in Pleasanton, California and we maintain facilities for business operations in New Hampshire, France, Germany, Singapore and China. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Capital Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 78% of our total revenues in fiscal 2013 and approximately 83% of revenues in fiscal 2012. Revenue from our Services and Support segment accounted for approximately 22% of our total revenues in fiscal 2013 and approximately 17% of revenues in fiscal 2012. Additional information about our results for the last two years for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Basis of Presentation
The accompanying consolidated financial statements as of June 30, 2013 and 2012 and for each of the years in the two-year period ended June 30, 2013 include the accounts of Adept and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated upon consolidation. Adept includes consolidated financial statements for two fiscal years in its Annual Report on Form 10-K as a smaller reporting company.
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
Foreign currency transaction losses were $3,000 in fiscal 2013 and $732,000 in fiscal 2012.
The foreign currency transaction losses recorded in fiscal 2013 were not significant. The foreign currency transaction losses recorded in fiscal year 2012 were primarily generated from realized losses related to the payments of intercompany payables in U.S. dollar by the European entities. As the Euro decreased against the U.S. dollar, more Euros were needed to purchase the U.S. dollar to settle the payable
As Adept conducts business on a global basis, the Company is exposed to adverse or beneficial movements in foreign currency exchange rates, which can vary considerably from period to period. The dollar/Euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.
Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Short-term investments typically consist of marketable securities and money market investments with maturities between three and twelve months. Investments are classified as held-to-maturity, trading, or available-for-sale at the time of purchase. At June 30, 2013 and June 30, 2012, the Company had no marketable securities or short-term investments and had $6.3 million and $8.7 million, respectively, in cash.
Realized gains or losses, interest, and dividends are included in interest income.
Fair Values
The carrying amounts for cash, accounts receivable, accounts payable, and line of credit approximate fair value due to the short-term nature of these instruments or the adjustable interest rate associated with debt. The only asset or liability required to be reflected at fair value at June 30, 2013 or 2012, was cash and cash equivalents.
Inventories
Inventories are stated at the lower of standard cost or market value. The components of inventories are as follows (in thousands):

	June 30,
	2013	2012
Raw materials	$5,182	$5,573
Work-in-process	1,327	331
Finished goods	1,626	2,050
Total inventory	$8,135	$7,954
The inventory valuation provisions are based on an inventory report which includes inventories and identifies quantities on hand in excess of two year’s projected demand. Individual line item exceptions are identified for either inclusion or exclusion from the inventory valuation provision. The materials accounting functions monitor the line item exceptions and make adjustments as necessary.

During the years ended June 30, 2013 and 2012, the Company recognized revenues with a cost of approximately $153,000 and $323,000, respectively, from sales of inventory that had been previously considered excess or obsolete and written-off and reserved. Consequently, there was no cost of revenues recognized in connection with these product sales in fiscal 2013 and 2012. The Company maintained reserves of $1.9 million at June 30, 2013 and $1.6 million at June 30, 2012 for excess and obsolete inventories.
Warranties
The Company’s warranty policy is included in its terms of sale and states that there are no rights of return, and that a refund may be made at Adept’s discretion, and only if there is an identified fault in the product and the customer has complied with Adept’s approved maintenance schedules and procedures, and the product has not been subject to abuse. The Company provides for the estimated cost of product warranties at the time revenue is recognized. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and costs per claim for repair or replacement. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its components suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service labor and delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage, service labor or delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability are made.
Changes in the Company’s warranty liability are as follows (in thousands):

	June 30,
	2013	2012
Balance at beginning of period	$1,243	$1,116
Warranties issued	376	773
Warranty claims	(549)	(646)
Balance at end of period	$1,070	$1,243
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
Adept’s policy is to record specific allowances against known doubtful accounts. An additional allowance is also calculated based on 0.5% of the Company's total, net of specific. On an ongoing basis, Adept evaluates the creditworthiness of customers and, should the default rate change or the financial positions of Adept customers change, Adept may increase this additional allowance percentage. Amounts charged to bad debt expense were $173,000 and $150,000 in fiscal 2013 and fiscal 2012, respectively.
Property and Equipment
Property and equipment are recorded at cost.
The components of property and equipment are summarized as follows (in thousands):

	June 30,
	2013	2012
Cost:
Machinery and equipment	$5,213	$5,097
Computer equipment	5,451	5,449
Office furniture and equipment	1,057	1,007
Software development costs	2,688	2,688
	14,409	14,241
Accumulated depreciation and amortization	(12,884)	(11,949)
Property and equipment, net	$1,525	$2,292
During fiscal 2013, assets with a cost basis of $62,000 net of accumulated depreciation of $47,000 were sold. Accordingly, a gain on disposal of property and equipment of $65,000 was recorded in the accompanying consolidated statements of operations and comprehensive loss.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.
Capitalization of Software Development Costs
The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy. Generally, estimated economic lives of the software products do not exceed three years. The Company capitalized $0 and $647,000 of software development costs in fiscal 2013 and 2012, respectively.
Long-Lived Assets
Goodwill and Purchased Intangible Assets. Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired. Acquisition-related intangible assets with finite lives are amortized on a straight-line basis over their economic lives.
Goodwill is measured and tested for impairment on an annual basis at a reporting unit level at the end of Adept’s fiscal year or more frequently if the Company believes indicators of impairment exist. Triggering events for impairment reviews may include indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in the Company’s market capitalization. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment which is the first step of the impairment testing, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. We have defined our reporting units at the business unit level, one level below our reportable segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable. Actual future results may differ from those estimates. Future competitive, market and economic conditions could negatively impact key assumptions including our market capitalization or the carrying value of our net assets which could require us to realize an impairment of our goodwill and intangible assets.
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

In its review of the financial results for the fiscal quarter ending December 29, 2012, Adept performed testing for the Packaging reporting unit which had goodwill associated with the acquisition of InMoTx. As a result of the testing, Adept impaired the entire $1.4 million of goodwill associated with InMoTx. Additional details of the impairment are included in Note 5 of these Notes to Consolidated Financial Statements.
Impairment of Long-Lived Assets. Adept reviews the carrying values of long-lived assets whenever events or changes in circumstances, such as significant decreases in the market price, reductions in demand, lower projections of profitability, significant changes in the manner of the Company’s use of acquired assets, or significant negative industry or economic trends, indicate that the net book value of an asset may not be recovered through expected future cash flows from its use and eventual disposition. If this review indicates the carrying value of the asset exceeds the fair value and the carrying amount of the asset is not recoverable, an impairment loss is recognized by writing down the impaired asset to its fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows utilizing a discount rate. At June 30, 2013, Adept analyzed a number of factors, including profitability projections, economic trends and market price in regards to the Company’s intangible assets, and determined a further review of the carrying value of the intangible assets, which had already been written down from the impairment discussed below, was not necessary.
Adept’s long-lived assets consist of fixed assets, including capitalized software development costs, of $1.5 million and $2.3 million (net of depreciation) at June 30, 2013 and 2012, respectively, $2.5 million and $4.7 million of goodwill and other intangible assets (net of amortization) at June 30, 2013 and 2012, respectively, and $0.2 million and $0.1 million of long-term other assets at June 30, 2013 and 2012, respectively. The Company acquired $2.4 million of goodwill and intangible assets in the fourth quarter of fiscal 2010 as part of the MobileRobots acquisition, and acquired an additional $2.8 million in the third quarter of fiscal 2011 as part of the acquisition of InMoTx. During the fiscal quarter ending December 29, 2012, the Company impaired assets in the amount of $1.7 million including the entire value of goodwill and $234,000 of intangible assets related to this acquisition. Additional details of the impairment are included in Note 5.
Revenue Recognition
The Company generates revenues primarily from sales of production automation equipment and parts, and to a lesser extent from support and service activities associated with this equipment. Non-software product revenue consists primarily of sales of robots, refurbished robots and spare parts. Adept recognizes non-software product revenue when persuasive evidence of a non-cancelable arrangement exists, delivery has occurred and/or services have been rendered, the price is fixed or determinable, collectability is reasonably assured, legal title and economic risk is transferred to the customer, and when an economic exchange has taken place. The Company uses the signed purchase contract or purchase order as evidence of an arrangement. Product revenues are normally recognized at the point of shipment from Adept facilities since title and risk of loss passes to the customers at that time. Customers generally have no right of return other than for product defects covered by Adept’s warranty. Adept maintains a warranty liability based on its historical warranty experience and management’s best estimate of Adept’s warranty liability at each balance sheet date. There are no acceptance criteria on Adept’s standard non-software products. However, when the Company introduces new products that have not been proven to meet industry standards or sells products to customers requiring custom modifications of our standard products or agrees to meet performance specifications or make payment contingent upon customer acceptance, the Company will defer the revenue until industry standards, customer modifications or performance specifications are met or customer acceptance has been obtained. The Company does not deem the fee to be fixed or determinable where a significant portion of the price is due after Adept’s normal payment terms, which are 30 to 90 days from the invoice date. In recording revenue, management exercises judgment about the collectability of receivables based on a number of factors, including the customer’s past payment history and its current creditworthiness. If the Company concludes that collection is not reasonably assured for any reason, then the revenue is deferred until the uncertainty is removed. The Company’s experience is that it has been able to reliably determine whether collection is reasonably assured.
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
Adept manufactures and sells its products to system integrators, end users and OEMs in diversified industries. Adept performs ongoing credit evaluations of its customers and does not require collateral. However, Adept may require customers to make payments in advance of shipment or to provide a letter of credit. In fiscal year 2013, one semiconductor manufacturer customer accounted for 6% of the Company’s revenues and one data storage customer accounted for 4%, and in fiscal year 2012, one mainly disk drive customer accounted for 7% of revenues and one primarily solar customer accounted for 6%.
At June 30, 2013, one customer accounted for 21% of net accounts receivable. The loss of this customer may have a material adverse effect on the Company. At June 30, 2012, two customers accounted for 17% of net accounts receivable.
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
Advertising Costs
Advertising costs are expensed in the period incurred. Advertising costs were $42,000 in fiscal 2013 and $57,000 in fiscal 2012, respectively. The Company does not incur any direct response advertising costs.
Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to compute income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant judgment is required in determining the valuation allowance recorded against our deferred tax assets. In assessing the valuation allowance, we consider all available evidence including past operating results and estimates of future taxable income. Our net deferred tax assets relate predominantly to our United States tax jurisdiction. We currently maintain a full valuation allowance on our net deferred tax assets in the United States and Denmark. The valuation allowance was determined using an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Our U.S. loss, among other considerations, provides negative evidence and accordingly, substantially all allowance was recorded against our net deferred tax assets. We intend to maintain a substantial valuation allowance on our net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
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
Stock-Based Compensation
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

	June 30,
	2013	2012
Net loss	$(10,025)	$(3,723)
Effects of redeemable convertible preferred stock
Less accretion of redeemable convertible preferred stock to redemption value	$(73)	$—
Less dividends allocated to redeemable convertible preferred stockholders	$(250)	$—
Net loss attributable to common stockholders	$(10,348)	$(3,723)
Basic and diluted:
Weighted average number of shares used in computing basic and diluted per share amounts	10,437	9,386
Basic and diluted net loss per share	$(0.99)	$(0.40)
If the Company had reported net income for the year ended June 30, 2013, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 186,267 related to outstanding employee stock options not included above. If the Company had reported net income for the year ended June 30, 2012, the calculation of diluted earnings per share would have included additional common equivalent shares of approximately 201,745 related to outstanding employee stock options not included above.
The computation of diluted net loss per share for fiscal 2013 and 2012 does not include additional options to purchase 1,022,882 and 968,091 shares, respectively, because the effect of their inclusion would be anti-dilutive based on their respective exercise prices.
Contingencies
If Adept determines, after consideration of all known facts and consultation with legal counsel, that a loss related to the potential matter is neither probable nor cannot be reasonably determined or estimated as of the date of issuance of its fiscal period-end reports, the Company would not accrue for the potential liability. If a loss is material and reasonably possible related to the matter, the Company would disclose the relevant facts of the matter along with an estimated loss amount or range if such amount or range can be reasonably determined or estimated. There are no material contingencies identified by Adept at June 30, 2013.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“ FASB”) issued an update to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC 220”), amending the disclosure requirements under ASC 220. The update requires total comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The amended disclosure requirements are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adept elected to present changes in other comprehensive income in a single continuous statement, however, such presentation is not expected to have an impact to the Company’s financial position.
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
Adept has an employee stock purchase plan and two equity compensation plans in effect and used by Adept at June 30, 2013, including the 2003 Stock Option Plan and 2005 Equity Incentive Plan as described in Note 8 to the Notes to Consolidated Financial Statements. As of June 30, 2013, the outstanding options and available shares for issuance under these plans are:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2003 Stock Option Plan	135,969	205,144
2005 Equity Incentive Plan	573,919	905,473
Options are also outstanding pursuant to three equity compensation plans which have expired or been terminated. These include the 1995 Director Stock Option Plan, the 2001 Stock Option Plan, and the 2004 Director Option Plan, which have, respectively, 600, 27,000 and 107,000 shares subject to outstanding options.
Under all of these plans, for employee grants, vesting of non-performance options is generally monthly in equal installments over a four year period except for performance awards granted during the third quarter of fiscal 2013. Performance restricted stock made to Adept executive officers and other senior management employees for performance under performance programs pursuant to the 2005 Equity Incentive Plan under annual performance programs and discretionary grants pursuant to the 2005 Equity Incentive Plan prior to the third quarter of fiscal 2013 are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance. Under the director option plan, prior to March 2010, initial director grants vest one-fourth on the first anniversary of the grant, then monthly in equal installments thereafter for three years. Prior to March 2010, annual non-employee director grants vest monthly in equal installments over a four year period. In March 2010, Adept’s Board of Directors revised the terms of future director option grants, which provided for the vesting of annual option grants of 6,000 shares to non-employee directors to vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected, and revised the vesting of the initial option grant of 10,000 shares to non-employee directors who have served for at least six months to vest in the amount of 50% of the grant on the first annual meeting of stockholders following the appointment or election of the director and the remaining 50% to vest at the second annual meeting of stockholders of the Company following the appointment or election of the director. In March 2010, the Board of Directors authorized a one-time option grant with 100% vesting to occur at the 2010 annual meeting of stockholders to reflect the increase in equity compensation for the 2010 year of service on the Board of Directors. The Company recognizes the fair value of stock compensation as an expense in the calculation of net income (loss). Stock compensation expense is recognized ratably over the vesting period of the individual equity instruments. All stock compensation recorded has been accounted for as an equity instrument.
During the quarter ended March 30, 2013, a subcommittee of the Compensation Committee approved the termination of the Company's Fiscal 2013 Performance Plan, which contemplated restricted stock awards, and its replacement with a Fiscal 2013

Management Incentive Plan (the “2013 Incentive Plan”), providing for potential performance-based cash compensation for the Company's executive officers and certain other key employees for achievement of fiscal 2013 goals.
Additionally during the quarter ended March 30, 2013, options and restricted stock were awarded with vesting based upon achievement of corporate financial objectives and individual performance objectives to further incentivize corporate performance through alignment with the interests of the stockholders of the Company.
In February 2013, the Company granted its new President and Chief Executive Officer options to purchase up to 75,000 shares of common stock at an exercise price of $4.60, vesting upon achievement of specified Adept financial and new product and customer sales performance targets, with vested options generally remaining exercisable for ten years and after separation until the earlier of September 30, 2016 and the date on which the Company's redeemable convertible preferred stock is no longer outstanding.
The Company granted 10,600 shares of restricted stock to vest upon achievement of individual third and fourth fiscal quarter 2013 performance objectives, the Company's achievement of the corporate objectives under the 2013 Incentive Plan for the third and fourth fiscal quarters, and achievement of the positive adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) threshold under the 2013 Incentive Plan. These grants are separate from, but incorporate many terms of, the 2013 Incentive Plan. Achievements of this incentive were not met.
The Company also granted 10,815 shares of restricted common stock to vest on the first anniversary of grant on March 8, 2014 if the recipients achieve their respective individual performance objectives prior to such date and 50,000 shares of restricted common stock to technical personnel vesting on June 30, 2013 if certain operational performance objectives are met by that date. Performance objectives were met and these shares were fully vested as of June 30, 2013.
The Company also granted restricted stock awards for 98,200 shares for retention incentive purposes to vesting in full on the first anniversary of grant in third quarter of fiscal 2014.
The Company recorded $0.8 million and $1.3 million of stock-based compensation expense on its consolidated statements of operations and comprehensive loss for the years ended June 30, 2013 and 2012, respectively, for its stock plans, ESPP and MobileRobots acquisition-related equity grants for which continued employment is a condition for release. Stock compensation expense for fiscal 2013 and 2012 includes $0 and $95,000, respectively, of accelerated stock compensation expense related to employee terminations that were part of the Company’s restructuring activities, and has been classified as restructuring expense. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted under the equity incentive plans for the years ended June 30, 2013 and 2012 were $2.31 and $2.52, respectively, for employees and non-employee directors. The weighted average grant-date fair value of the shares subject to purchase under the ESPP for the years ended June 30, 2013 and 2012 were $1.21 and $1.46, respectively, using the following weighted average assumptions:

	Year Ended June 30, 2013		Year Ended June 30, 2012
	Equity Incentive and Stock Option Plans	Purchase Plan	Equity Incentive and Stock Option Plans	Purchase Plan
Average risk free interest rate	0.55%	0.13%	0.67%	0.10%
Expected life (in years)	6.23	0.49	5.77	0.49
Expected volatility	80%	67%	82%	62%
Dividend yield	—%	—%	—%	—%
The dividend yield of zero is based on the fact that the Company has never paid cash dividends, is restricted from paying cash dividends on its common stock by its credit facility and by the terms of its preferred stock, and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on observed and expected time to post-vesting exercise and forfeitures of options or ESPP shares by Adept’s employees. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares. The purchase period for the ESPP commencing September 1, 2009 was extended two months in order to adjust the purchase periods in 2010 to begin on May 1 and November 1 going forward.
For the 2013 and 2012 fiscal years, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company records additional expense if the actual forfeiture rate is lower than estimated, and records a recovery of prior expense if the actual forfeiture rate is higher than estimated
A summary of stock option activity under the option plans as of June 30, 2013 and changes during the year then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2011	1,332	$5.70
Granted	281	3.73
Exercised	(30)	2.99
Forfeited or Expired	(110)	9.25
Outstanding at June 30, 2012	1,473	5.11
Granted	414	3.62
Exercised	(138)	2.95
Forfeited or Expired	(905)	5.43
Outstanding at June 30, 2013	844	$4.39	6.32	$325
Vested/Expected to Vest at June 30, 2013	817	$4.41	6.27	$317
Exercisable at June 30, 2013	530	$4.76	5.57	$207

During the year ended June 30, 2013, Adept granted options for 414,000 shares of common stock with an estimated total grant date fair market value of $1.4 million. The intrinsic value of options exercised during the year ended June 30, 2013 was $107,000. Cash received from stock option exercises and ESPP purchases was $512,000 for the year ended June 30, 2013. As of June 30, 2013, there was $474,000 of total unrecognized compensation cost related to non-vested stock options granted and outstanding; that cost is expected to be recognized through fiscal year 2016, with a weighted average remaining period of 1.82 years for stock options.
A summary of restricted stock activity during fiscal year 2013 under the 2005 Equity Incentive Plan is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Awarded	344,415	$3.90
Vested	(65,058)	$4.31
Forfeited due to cancellation or for taxes	(147,653)	$4.16
Adept has 468,956 shares of unregistered restricted stock issued outside of the equity incentive plans as merger consideration but accounted for as compensation due to retention criteria in connection with the acquisitions of MobileRobots and InMoTx. The 468,956 shares do not include shares issued and accounted for as consideration upon the mergers and the complete stock issuance information for each merger is discussed in Note 4 to the Notes to Consolidated Financial Statements.
The Company issued 368,956 shares of restricted stock in connection with the acquisition of MobileRobots, to vest in equal thirds on each of the first, second, and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholder, subject to acceleration or forfeiture in certain circumstances, and subject to the indemnification obligations of the MobileRobots stockholders as described in Note 4 to the Notes to Consolidated Financial Statements. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On September 30, 2011, the other MobileRobots founder terminated employment with Adept. Vesting was accelerated on 115,383 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2013, June 25, 2012 and June 25, 2011, 7,603, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vesting of the shares issued pursuant to the merger agreement. As of June 30, 2013, there were no shares remaining to vest under this agreement.

The Company also made a grant of 100,000 shares of unregistered restricted stock in connection with the acquisition of InMoTx to vest on the third anniversary of the acquisition contingent upon the continued employment of the grant recipient, subject to acceleration or forfeiture in certain circumstances. On September 20, 2011, the InMoTx chief technology officer entered into a separation agreement with the Company to terminate employment on January 31, 2012. Of the 100,000 shares issued, 80,500 shares were forfeited on September 20, 2011, and 19,500 shares vested on June 30, 2012. As of June 30, 2013, there were no shares remaining to vest under this agreement.
A summary of unregistered restricted stock activity due to the acquisition of MobileRobots as of June 30, 2013, 2012 and 2011 and the acquisition of InMoTx as of June 30, 2012 and 2011 (See Note 4) is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance of awards issued in acquisition of MobileRobots at June 30, 2010	368,956	$5.10
Accelerated vesting	(173,074)	5.10
Vested	(65,293)	5.10
Balance of MobileRobots issuance at June 30, 2011	130,589	$5.10
Accelerated vesting	(115,383)	5.10
Vested	(7,603)	5.10
Balance of MobileRobots issuance at June 30, 2012	7,603	$5.10
Vested	(7,603)	5.10
Balance of MobileRobots issuance at June 30, 2013	—	$—

Issued in acquisition of InMoTx in 2011	100,000	$4.89
Balance of awards issued in acquisition of InMoTx at June 30, 2011	100,000	$4.89
Forfeited	(80,500)	4.89
Vested	(19,500)	4.89
Balance of InMoTx issuances at June 30, 2012	—	$—
During the year ended June 30, 2013, 57,188 shares of common stock were issued under the Company’s 2008 ESPP. Shares are issued semi-annually under the ESPP on May 1 and November 1.
Total common shares outstanding at June 30, 2013 were 10,921,396.

3.	Restructuring Charges
Operationally, from time to time Adept has undertaken restructuring and other cost reduction actions to support its financial model, which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities.
During fiscal 2013, the Company incurred $785,000 in restructuring charges which were primarily employee severances in connection with the Company's second quarter reduction in force and $225,000 related to our lease termination of our facility in Wissous, France. At June 30, 2013, $248,000, of these restructuring charges were accrued to be paid, substantially all of which is anticipated to be paid in the first half of fiscal 2014.
During fiscal 2012, the Company incurred $1.3 million in restructuring charges which were primarily in connection with the consolidation of InMoTx operations in Denmark into the Company's Pleasanton, California operations. Consolidation activities began during the second quarter of fiscal 2012, and were completed by June 30, 2012.
Due to these restructuring activities during fiscal 2013, the Company performed a goodwill and intangible impairment evaluation related to the InMoTx acquisition, and, as a result, impaired $1.4 million of goodwill and $235,000 of other intangible assets. See Note 5 for additional details on the impairment.

4.	Acquisitions
InMoTx Acquisition
On January 10, 2011, the Company completed the acquisition of InMoTx. The results of InMoTx's operations have been included in Adept's consolidated financial statements since that date. Based in Denmark before the consolidation, InMoTx was a provider of industry leading robotic platform solutions and gripping technology for the global food processing market.
Pursuant to the terms of the Merger Agreement, the merger consideration payable to InMoTx shareholders included cash and stock valued at up to $4.3 million. Upon the merger, Adept paid $1.5 million in cash, and issued 199,979 shares of its common stock to InMoTx shareholders, of which all shares were subject to a holdback arrangement to secure the InMoTx shareholder indemnity obligations for an eighteen month period. Adept also issued 100,000 shares of its restricted common stock to the InMoTx chief technology officer, to vest on the third anniversary of the merger, contingent upon his continued employment by Adept or a subsidiary on the third anniversary of the merger, subject to acceleration for certain exceptions for disability, termination without cause or termination for good reason or a change of control. Adept also agreed to make certain contingent annual payments in cash to the InMoTx shareholders in an amount equal to ten percent (10%) of the revenues of the acquired business and related products, and to the InMoTx chief technology officer in an amount equal to two percent (2%) of the revenues of the acquired business and related products achieved in excess of specified thresholds during the Adept four fiscal quarters closest to the calendar year periods of 2011 through 2013, the fair value of which was $0 at June 30, 2013. In the third quarter of fiscal 2012, Adept agreed upon indemnification amounts payable in stock held back by Adept of $508,000 due from the former shareholders of InMoTx relating to customer claims for matters arising prior to the acquisition by Adept. In the fourth quarter of fiscal 2012, the indemnification shares were returned to Adept.
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

Per Note 5 on the Notes to Consolidated Financial Statements, the Company fully impaired the entire amount of goodwill and approximately $235,000 of other intangible assets associated with the InMoTx acquisition during the quarter ending December 29, 2012.
Additional details regarding the Company's acquisition of InMoTx, including details of the assets acquired and liabilities assumed, as well as unaudited pro forma financial data are included in the Company's Annual Report on Form 10-K as filed with the SEC on September 24, 2012.
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
Of the 763,359 shares issued, 190,841 shares were unrestricted, recognized as merger consideration, and vested in full at the acquisition date market price reported by Nasdaq of $5.10 per share, with a total value of approximately $973,000. Of the total shares issued in the merger, 203,562 shares of restricted stock with a total acquisition date value of $1.0 million also qualified as consideration, however these shares were subject to the indemnification obligations of the stockholders as described below. The remaining 368,956 shares of restricted stock issued to stockholders were scheduled to be released in equal thirds on each of the first, second and third anniversaries of the closing date of the acquisition, contingent upon the continued employment of such stockholders subject to acceleration or forfeiture in certain circumstances, and recognized as compensation expense over the vesting period if these requirements were met. On April 15, 2011, one of the MobileRobots founders terminated employment with Adept. Vesting was accelerated on 173,074 shares of restricted stock issued in connection with the acquisition of MobileRobots. On June 25, 2013, June 25, 2012 and June 25, 2011, 7,603, 7,603 and 65,293 shares, respectively, of restricted stock vested in the annual vestings of the shares issued pursuant to the merger agreement. As of June 30, 2013 there were no shares remaining to vest under this agreement.

The MobileRobots stockholders agreed to indemnify Adept for breaches of representations, warranties and covenants contained in the merger agreement up to $3.0 million for a period of eighteen months from the date of closing, with exceptions for core corporate and intellectual property representations, taxes and fraud. The indemnification for the intellectual property representations expired during the current period and the tax indemnification shall survive until the close of business on the 30th day following the expiration of the applicable statute of limitations with respect to the tax liabilities in question. At closing, 203,562 shares were placed in an escrow fund for 18 months as security for the indemnification obligations and were released to the stockholders in December 2011, other than shares remaining subject to the release schedule. The last 6,293 shares were released in fiscal 2013.
Additional details regarding the Company's acquisition of MobileRobots, including details of the assets acquired and liabilities assumed, as well as unaudited pro forma financial data are included in the Company's Annual Report on Form 10-K as filed with the SEC on September 24, 2012.

5.	Goodwill and Other Intangible Assets
On January 10, 2011, the Company completed the acquisition of InMoTx. Goodwill of $1.4 million and intangible assets of $1.3 million were acquired as a result of the acquisition. Of the $1.3 million in intangible assets, $1.1 million was assigned to developed technology to be amortized over seven years, and $231,000 was assigned to trademarks and trade names to be amortized over three years. During the fiscal quarter ending December 29, 2012, the Company analyzed future demand for the software acquired in the purchase of InMoTx noting a significant reduction in expectations in comparison to previous forecasts. In addition, the Company elected to rebrand the related InMoTx Octomation product line with Adept's trade name, AdeptPac, and to no longer use the Octomation trade names. Following these events, the Company completed an impairment analysis of the goodwill and intangible assets associated with the acquisition. The Company concluded that the carrying value of intangible assets for the software and trademarks were not supportable because the estimate of future cash flows related to these intangible assets was not sufficient to recover the carrying value of such intangibles. The carrying value of InMoTx Octomation software and the trademarks was $235,000. The Company also concluded that the goodwill was impaired as the fair value of the reporting unit did not exceed the carrying value of the reporting unit. The Company compared the reporting unit's implied fair value to carrying value noting full impairment of the goodwill was necessary. Accordingly, the Company impaired assets in the amount of $1.7 million including the entire value of goodwill and $235,000 of the intangibles related to this acquisition.
On June 25, 2010, the Company acquired MobileRobots. Goodwill of $1.2 million and intangible assets of $1.2 million were acquired as a result of the acquisition. Of the $1.2 million in intangible assets, $830,000 was assigned to patents to be amortized over five to ten years, and $340,000 was assigned to the customer base to be amortized over three years.
The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to the intangible assets subject to amortization for fiscal 2012 and 2013 (in thousands):

	June 30, 2013				June 30, 2012
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Net Carrying Amount
Developed Technology/Patents, MobileRobots	$830	$(357)	—	$473	$830	$(238)	$592
Customer Base, MobileRobots	340	(340)	—	—	340	(226)	114
Developed Technology, InMoTx	1,100	(375)	(158)	567	1,100	(236)	864
Trademarks/Trade names, InMoTx	231	(154)	(77)	—	231	(115)	116
Total	$2,501	$(1,226)	$(235)	$1,040	$2,501	$(815)	$1,686
Amortization expense totaled $411,000 and $466,000 during fiscal 2013 and 2012, respectively.
A summary of future amortization as of June 30, 2013 follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents, MobileRobots	$119	$119	$119	$116	$—	$473
Developed Technology, InMoTx	126	126	126	126	63	567
Total	$245	$245	$245	$242	$63	$1,040

6.	Financing Arrangements

Silicon Valley Bank Line of Credit
The Company has a revolving line of credit with Silicon Valley Bank, or SVB. Adept originally entered into the Loan and Security Agreement and related agreements for the revolving line in May 2009, and entered into an additional Loan and Security Agreement (EX-IM Loan Facility) and related agreements in March 2011. These loan documents were amended in previous quarters. On March 25, 2013, Adept and SVB entered into an Amended and Restated Loan and Security Agreement for the domestic portion of the revolving line, a new Loan and Security Agreement (EX-IM Loan Facility), which replaced the expiring agreement for the portion of the revolving line guaranteed by the Export-Import Bank of the United States (the “EX-IM Sublimit”), and related loan agreement amendments. The EX-IM Sublimit permits Adept to borrow against foreign accounts receivable and export-related inventory. The revolving line of credit and loan agreements are also described in this annual report on Form 10-K under the section entitled “Liquidity and Capital Resources”.

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
The maturity date of the SVB line of credit is March 24, 2014. The maximum aggregate borrowing under the loan agreements may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of$3.6 million or 60% of the outstanding obligations under the EX-IM Sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Accounts receivable and inventory financed by SVB will bear interest or a finance charge equal to SVB's announced prime rate plus 1.75% per annum. The applicable interest or finance charge is calculated based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.
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
In April 2013, Adept paid facility fees of $82,100 to SVB and $37,500 in other bank expenses in connection with entry into the loan agreements. During the second quarter of fiscal 2013, Adept repaid the remaining outstanding loan balance under the revolving line of credit. Adept was in compliance with the covenants in the loan documents as of June 30, 2013. At June 30, 2013, Adept had no outstanding principal balance under the revolving line.

7.	Commitments and Contingencies
Commitments
Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2013 are as follows (in thousands):

Fiscal Year
2014	$1,813
2015	1,246
2016	1,103
2017	202
2018	157
Thereafter	232
Total minimum lease payments	$4,753
Rent expense was $1.9 million in fiscal 2013 and $2.0 million in fiscal 2012.
Adept’s headquarters and its U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 total square feet in Pleasanton, California. The first lease agreement, which is related to Adept’s principal executive offices, is for premises of 33,864 square feet, with a right of first offer on 11,059 additional square feet in Pleasanton, California for a term of seven years ending December 31, 2015 and an option to extend for an additional five-year period. Annual rent payments were $690,826 initially in 2009, subject to a 3% annual increase. During the second quarter of fiscal 2012, we received a four month rent abatement on this lease in exchange for the removal of a clause in the lease which allowed for termination by the lessee on the fifth year, the savings of which will be recognized over the remaining life of the lease through December 31, 2015. The annual rent savings from the abatement is approximately $55,000. The second leased building is located near Adept’s executive offices and is used for the Company’s manufacturing operations. The leased square feet of this building is 23,027. This lease is for a seven-year term ending January 2014 with an option to extend for an additional five-year period, for initial annual rent of $414,486 in 2009, subject to a 3% annual increase. This lease also includes a right of first offer on 12,000 additional square feet. During the fourth quarter of fiscal 2013, we received a one month rent abatement on this lease to be applied to the month of January 2014 in exchange for the removal of a clause in the lease which allowed for the termination by the lessee on the fifth year, the savings of which will be recognized over the remaining life of the lease. The annual rent savings from the abatement is approximately $16,000. Adept also leases facilities for sales and operations in Dortmund, Germany. Other leased Adept facilities include Amherst, New Hampshire; Wissous and Annecy, France; Shanghai, China, and Singapore. All of Adept’s facilities are used by both of the Company’s two reportable business segments.

At June 30, 2013, Adept had one material capital lease obligation with a bargain purchase option totaling $1.00, which is included in other accrued liabilities and other long-term liabilities. The lease term is for three years, and bears an implied interest rate of 9.437%.
At June 30, 2013, Adept had $8.3 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for custom components and sub-assemblies. These purchase orders typically cannot be canceled by Adept without penalty. Penalties may range up to 30% of the canceled order, but cancellations are not common and the Company's usual practice is to reschedule delivery dates if adjustment is needed.

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

8.	Stockholders’ Equity
Redeemable Convertible Preferred Stock

On September 18, 2012, the Company issued to Hale Capital Partners, LP ("Hale Capital") 8,000 shares of its Series A Convertible Preferred Stock (the "redeemable convertible preferred stock"), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the "Certificate of Designations"). The Company received net proceeds of approximately $7.6 million from the issuance of the redeemable convertible preferred stock, after deducting expenses paid by the Company. The Certificate of Designations sets forth the terms, rights, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or subject to certain equity conditions not met during the first three quarters of fiscal 2013, in common stock. Dividends on the redeemable convertible preferred stock accrue at the prime rate (Wall Street Journal Eastern Edition ) plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, based upon its initial price at a conversion rate of $4.60 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). For the twelve months ended June 30, 2013, the Company had a total of $171,000 in redeemable convertible preferred stock dividends, of which all has been paid in cash. The redeemable convertible preferred stock, its rights, preferences and privileges are also described in this annual report on Form 10-K under the section entitled "Liquidity and Capital Resources."

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
Pursuant to the Certificate of Designations and the Letter Agreement, starting 103 days after the date that is 18 months after issuance of the redeemable convertible preferred stock, if the trading price of Adept's common stock is more than 110% of the conversion price for each of the five trading days immediately preceding the date of determination, Adept may convert up to 10% of the redeemable convertible preferred stock issued pursuant to the Securities Purchase Agreement plus certain amounts that the Company was not previously allowed to convert or redeem pursuant to the terms of the Certificate of Designations or under applicable law per quarter at 100% of the original price plus the amount of any accrued and unpaid dividends, subject to a maximum conversion equal to the Volume Limit per month and subject to certain equity conditions. The ability to require this installment conversion requires that Adept (i) maintain on deposit such amount of cash and cash equivalents and (ii) satisfies such EBITDA threshold, in each case as is mutually determined by Adept and Silicon Valley Bank and reasonably acceptable to Hale Capital Partners (which acceptance shall not be unreasonably withheld or delayed). If Adept cannot convert the redeemable convertible preferred stock due to its failure to satisfy such conditions, then it may redeem the shares for cash at the same price subject to agreement of the redeemable convertible preferred stockholder. The amended and restated loan and security agreement with Silicon Valley Bank requires no EBITDA or cash threshold for conversion, but does require a minimum EBITDA and cash threshold at the end of the quarter preceding an installment cash redemption.
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

Preferred Stock
The Board of Directors has the authority to issue, without further action by the stockholders, up to 1.0 million shares of preferred stock in one or more series and to fix the price, rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting a series or the designation of such series, without any further vote or action by the Company’s stockholders. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders and may adversely affect the market price of, and the voting and other rights of, the holders of common stock. There were 8,000 shares of preferred stock were outstanding at June 30, 2013.

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

The Company has reserved shares of common stock for future issuance at June 30, 2013 as follows (in thousands):

Stock options outstanding	844
Stock options and restricted stock available for grant	1,111
Employee stock purchase plan shares available for purchase	365
Redeemable convertible preferred stock	2,108
4,428
Equity Incentive Plans
The following table summarizes employee incentive plan activities under the Company’s stock option and equity incentive plans (in thousands, except per share data):

				Options
	Available for Grant	No. of Options Outstanding	No. of Restricted Stock Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
Balance at June 30, 2011	569	1,332	87	$7,589	$5.70
Shares added	750	—	—	—	—
Granted	(285)	281	5	1,048	$3.73
Canceled	110	(110)	—	(1,018)	$9.25
Exercised	—	(30)	—	(89)	$2.99
Vested	—	—	(56)	—	—
Expired	(292)	—	—	—	—
Forfeited due to cancellation or for taxes	36	—	(36)	—	—
Balance at June 30, 2012	888	1,473	—	$7,530	$5.11
Granted	(758)	414	344	1,500	$3.62
Canceled	905	(905)	—	(4,913)	$5.43
Exercised	—	(138)	—	(408)	$2.95
Vested	—	—	(65)	—	—
Expired	(72)	—	—	—	—
Forfeited due to cancellation or for taxes	148	—	(148)	—	—
Balance at June 30, 2013	1,111	844	131	$3,709	$4.39

The following table summarizes information concerning outstanding and exercisable options at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$ 2.80 - $ 3.02	101	4.34	$2.97	33	$2.86
$ 3.07 - $ 3.07	197	5.96	3.07	197	3.00
$ 3.17 - $ 3.51	120	8.57	3.38	16	3.51
$ 3.73 - $ 3.88	91	7.17	3.78	55	3.79
$ 4.22 - $ 4.60	90	9.54	4.54	6	4.24
$ 4.86 - $ 5.50	89	5.87	4.94	69	4.97
$ 5.61 - $ 8.07	102	4.29	6.68	100	6.70
$ 8.75 - $ 10.20	50	4.25	9.51	50	9.51
$ 10.80 - $ 10.80	2	2.61	10.80	2	10.80
$ 13.94 - $ 13.94	2	2.85	13.94	2	13.94
$ 2.80 - $ 13.94	844	6.32	$4.39	530	$4.76
Employee Stock Purchase Plan
The 2008 ESPP has overlapping 24-month offering periods that begin every six months, starting on the first trading day on or after November 1 and May 1 of each year. Each 24-month offering period is divided into four six-month purchase periods. For every six-month purchase period, the plan allows eligible employees, through payroll deductions of a maximum of 15% of individual salary, to purchase up to a maximum of 1,200 shares of the Company’s common stock at 85% of fair market value on either the first day of the offering period or the last day of the purchase period, whichever is lower. As of June 30, 2013, there were 365,140 shares available for issuance under the 2008 Employee Stock Purchase Plan.

9.	Employee Savings and Investment Plan
The Company maintains a 401(k) savings and investment plan in which all employees are eligible to participate. On August 31, 2010, a 401(k) match of up to $500 per year per employee was approved by the Compensation Committee of the Company’s Board of Directors.
In fiscal 2013 and 2012, the Company expensed $46,000 and $59,000, respectively, in 401(k) matching benefits.

10.	Income Taxes
The Company’s book income (loss) before income taxes for fiscal 2013 and 2012 were as follows (in thousands):

	Years Ended June 30,
	2013	2012
Domestic	$(6,826)	$(1,183)
Foreign	(3,519)	(2,936)
Total	$(10,345)	$(4,119)
The Company had no accumulated foreign earnings at June 30, 2013 or June 30, 2012.

The benefit from income taxes consists of the following (in thousands):

	Years Ended June 30,
	2013	2012
Current:
Federal	$(59)	$(8)
State	22	41
Foreign	(171)	(429)
Total current	(208)	(396)
Deferred:
Foreign	(112)	—
Total deferred	(112)	—
Benefit from income taxes	$(320)	$(396)
The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is explained below (in thousands):

	Years Ended June 30,
	2013	2012
Tax at federal statutory rate	$(3,517)	$(1,440)
State taxes, net of federal benefit	462	112
Foreign taxes differential	432	(36)
Tax credits	(148)	(53)
Non-deductible meals and entertainment	21	25
Stock compensation	325	317
Unrecognized tax benefits	(425)	(533)
Imputed intercompany interest	243	282
Adjustments related to prior years	(212)	1,535
Change in valuation allowance	2,462	(656)
Other	37	51
Benefit from income taxes	$(320)	$(396)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended June 30,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$36,872	$34,168
Tax credit carryforwards	1,994	1,530
Inventory valuation	700	567
Depreciation /amortization	523	975
Other accruals not currently deductible for tax purposes	1,341	1,652
Capitalized research and development expenses	—	39
Other	85	206
Total deferred tax assets	41,515	39,137
Valuation allowance	(41,087)	(38,627)
Net deferred tax assets	428	510
Deferred tax liabilities:
Purchased intangibles	(316)	(510)
Net deferred tax liabilities	(316)	(510)
Total net deferred tax assets	$112	$—

For financial reporting purposes, the Company's deferred tax assets have been substantially offset by a valuation allowance due to uncertainties about the Company's ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of $2.5 million and $(0.7) million for the periods ended June 30, 2013, and June 30, 2012, respectively.
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
At June 30, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $99.7 million which will expire in 2023 through 2033 if unused. The Company had net operating loss carryforwards for California income tax purposes of approximately $36.1 million which will expire in 2014 through 2033. The Company had net operating loss carryforwards for other state income tax purposes of approximately $13.7 million. These other state net operating loss carryforwards will expire in the years 2022 through 2033 if unused.

The Company also has foreign net operating loss carryforwards of approximately $10.5 million, which have no expiration date.

The Company also had credit carryforwards of approximately $2.8 million for federal income tax purposes, and $5.7 million for state income tax purposes. The federal tax credit and a portion of the state tax credit will expire in 2014 through 2033 if unused.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.
The Company evaluates if its income tax positions will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2013 the Company had $7.0 million of unrecognized tax benefits of which $0.2 million, if recognized, would reduce the Company’s effective tax rate.
Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1999 to 2013 remain open to examination by the U.S. and state tax authorities, and the tax years 2007 to 2013 remain open to examination by the foreign tax authorities or until the statute of limitations lapses in each jurisdiction.
Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2013, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $19,000. The Company expects an increase to the estimated amount of the liability associated with its uncertain tax position within the next twelve months of approximately $0.

The following table summarizes the activity related to Adept’s unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2013	2012
Beginning balance	$8,063	$8,254
Increases related to prior year tax positions	—	19
Decreases related to prior year tax positions	(617)	—
Increases related to current year tax positions	82	61
Decreases related to lapse of state limitations	(546)	(271)
Ending balance	$6,982	$8,063

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of June 30, 2013, there is no cumulative amount of earnings upon which U.S. income taxes have not been provided.

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

The following table summarizes the Company’s segment results (in thousands):

	Fiscal Years Ended
	June 30, 2013	June 30, 2012
Revenue:
Robotics	$36,353	$54,815
Services and Support	10,463	11,404
Total revenue	$46,816	$66,219
Operating income (loss):
Robotics	$(2,389)	$9,461
Services and support	3,815	2,837
Segment profit	1,426	12,298
Unallocated research, development and engineering and selling, general and administrative expenses	(8,898)	(13,713)
Restructuring charges, net	(785)	(1,256)
Amortization of other intangible assets	(411)	(466)
Impairment of goodwill and other intangible assets	(1,708)	—
Interest expense, net	(37)	(250)
Other income	71	—
Currency exchange loss	(3)	(732)
Loss before income taxes	$(10,345)	$(4,119)
Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived assets related to continuing operations are summarized in the following table (in thousands):

	Fiscal Years Ended June 30,
	2013	% of total	2012	% of total
Revenue:
United States	$12,083	26%	$18,259	28%
Europe	22,977	49%	32,212	49%
Asia	10,324	22%	12,815	19%
Other countries	1,432	3%	2,933	4%
Total International	34,733	74%	47,960	72%
Total	$46,816	100%	$66,219	100%

Assets
The following table summarizes the Company’s long-lived asset balances as follows (in thousands):

	June 30, 2013	June 30, 2012
Long-lived assets:
United States	$3,278	$4,196
All other countries	1,021	2,870
Total long-lived assets	$4,299	$7,066
Goodwill
At June 30, 2013, Adept had $1.5 million in goodwill due to the acquisition of MobileRobots in the fourth quarter of fiscal 2010. All of the goodwill is carried in the Robotics segment, and none is allocated to the Service and Support segment.

12.	Subsequent Events
Transfer of Listing
Adept Technology previously disclosed on a Form 8-K filed on May 24, 2013 its receipt of a notice from the NASDAQ Stock Market indicating that Adept's stockholders' equity reported for its most recently completed fiscal quarter did not meet the minimum requirement of $10,000,000 for continued listing as set forth in NASDAQ's Listing Rule 5450(b)(1)(A). As reported in Adept's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2013, Adept's stockholders' equity was $9,258,000 as of March 30, 2013.
On July 2, 2013, following consideration of its alternative in response to the notice delivered by NASDAQ, the Adept Board of Directors approved the application by the Company for the transfer of the listing of Adept's common stock to The NASDAQ Capital Market, the listing requirements of which are currently met by Adept. The common stock of Adept now trades on The NASDAQ Capital Market.
CFO Separation
On July 2, 2013, the Board of Directors approved the resignation by Michael Schradle from service as Adept's Senior Vice President of Finance and Chief Financial Officer, effective July 12, 2013.
CEO Separation
On August 27, 2013, Adept entered into a separation agreement with Adept's former President and CEO, John Dulchinos, to which Mr. Dulchinos is entitled to receive severance payments of approximately $185,000.
Appointment of Chief Business Development and Strategy Officer
On August 27, 2013 the Adept Board of Directors appointed Terry Hannon to serve as Chief of Business Development and Strategy Officer of the Company.
Appointment of Interim Principal Accounting Officer

On August 27, 2013 the Adept Board of Directors appointed Daniel Weinblatt, current interim Controller of the Company, as interim Principal Accounting Officer of the Company until a successor is duly elected and qualified.
Election of Director
On August 27, 2013, the Adept Board of Directors elected Rob Cain, Adept's President and Chief Executive Officer, to serve as a member of Adept's Board of Directors. Mr. Cain is also designated as a nominee of the Board to stand for election at Adept's 2013 Annual Meeting of Stockholders.
Adoption of Fiscal 2014 Management Incentive Plan
On August 27, 2013, the Adept Board of Directors approved the adoption of a Fiscal 2014 Management Incentive Plan (the "2014 Incentive Plan") which provides for potential performance-based cash compensation for the Company's executive officers and other key employees. The amount of cash compensation potentially payable under the 2014 Plan will be determined based upon (a) the Company meeting or exceeding corporate objectives related to specified levels of revenue and net cash (as both terms are defined in the 2014 Incentive Plan) for the applicable quarter of fiscal 2014, for a total of 12% of the total potential payout in each of the first three quarters, (b) and for purposes of the final payment of 64% of the total possible payout for the fourth quarter, in addition to a specified level of revenue and net cash at fourth quarter end, a specified level of revenue for Adept's full fiscal 2014, and (c) each participant's achievement of individual performance objectives in such quarters. Awards will only be paid under the 2014 Incentive Plan if the applicable corporate and individual performance objectives are met.
Performance Option Program
On August 27, 2013, the Adept Board of Directors approved performance stock option grants to its executive and non-executive employees as part of an incentive rewards program. The options to purchase shares of Adept common stock, one-third of which are subject to an exercise price equal to the grant date common stock price, one-third of which are subject to an exercise price of $4.60, and one-third of which are subject to an exercise price of $6.90, shall vest and become exercisable upon achievement of certain performance objectives tied to growth in the Company's stock price, earnings per share, revenue and net cash.

CONSOLIDATED SCHEDULE II
ADEPT TECHNOLOGY, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2012:
Allowance for doubtful accounts	$698	$150	$(219)	$629
Year ended June 30, 2013:
Allowance for doubtful accounts	$629	$173	$(74)	$728

(1)	Includes write-offs, net of recoveries.