Form 10-Q
period 2013-09-28
ADEPT TECHNOLOGY INC
filed 2013-11-07
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

The number of shares of the Registrant’s common stock outstanding as of October 30, 2013 was 10,979,660.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, per share amounts)

	September 28, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,547	$6,274
Restricted cash	93	—
Accounts receivable, less allowance for doubtful accounts of $749 and $728 at September 28, 2013 and June 30, 2013, respectively	9,590	10,848
Inventories	9,006	8,135
Other current assets	619	477

Total current assets	25,855	25,734
Property and equipment, net	1,329	1,525
Goodwill	1,493	1,493
Other intangible assets, net	979	1,040
Other assets	213	241

Total assets	$29,869	$30,033

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,547	$7,069
Accrued payroll and related expenses	2,041	1,986
Accrued warranty expenses	1,056	1,070
Deferred revenue	937	1,314
Accrued income tax, current	54	—
Other accrued liabilities	755	815

Total current liabilities	11,390	12,254
Long-term liabilities:
Deferred income tax, long-term	208	155
Long-term obligations	252	284

Total liabilities	11,850	12,693
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at September 28, 2013 and June 30, 2013	7,865	7,760
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 10,951 shares issued and 10,946 shares outstanding at September 28, 2013 and 10,925 shares issued and 10,920 shares outstanding at June 30, 2013	179,045	178,386
Treasury stock, at cost, 5 shares at September 28, 2013 and June 30, 2013	(42)	(42)
Accumulated deficit	(169,427)	(169,029)
Accumulated other comprehensive income	578	265

Total stockholders’ equity	10,154	9,580

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,869	$30,033

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	September 28, 2013	September 29, 2012
Revenues	$13,571	$11,370
Cost of revenues	7,309	6,661

Gross margin	6,262	4,709
Operating expenses:
Research, development and engineering	1,555	2,130
Selling, general and administrative	4,888	5,157
Restructuring charges	—	3
Amortization of other intangible assets	61	117

Total operating expenses	6,504	7,407
Operating loss	(242)	(2,698)
Interest expense, net	(5)	(9)
Foreign currency exchange loss	(96)	(366)

Loss before income taxes	(343)	(3,073)
Provision for (benefit from) income taxes	55	(13)

Net loss	(398)	(3,060)
Effects of redeemable convertible preferred stock:
Accretion of redeemable convertible preferred stock to redemption value	(24)	—
Dividends allocated to redeemable convertible preferred stockholders	(80)	—

Net loss attributable to the Company’s common stockholders	$(502)	$(3,060)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.29)

Number of shares used in computing basic and diluted net loss per share amounts	10,855	10,536

Comprehensive loss:
Net loss	$(398)	$(3,060)
Foreign currency translation adjustment	313	497

Total comprehensive loss	$(85)	$(2,563)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	September 28, 2013	September 29, 2012
Operating activities
Net loss	$(398)	$(3,060)
Non-cash adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	(67)	16
Depreciation	214	243
Loss (Gain) on disposal of property and equipment	61	(49)
Stock-based compensation	526	336
Amortization of other intangible assets	61	117
Net changes in operating assets and liabilities:
Accounts receivable, net	1,447	2,123
Inventories	(756)	(743)
Other current assets	(46)	(104)
Accounts payable	(536)	(629)
Other accrued liabilities and deferred revenues	(365)	(581)
Accrued restructuring charges	(19)	(57)
Other long-term liabilities	19	(21)

Net cash provided by (used in) operating activities	141	(2,409)

Investing activities
Purchase of property and equipment	(51)	(41)
Restricted cash	(93)
Proceeds from sale of property and equipment	—	96

Net cash provided by (used in) investing activities	(144)	55

Financing activities
Principal payments on line of credit, net	—	(1,437)
Principal payments on capital lease	(8)	(18)
Principal payments on long-term obligations	—	(6)
Proceeds from employee stock incentive program and employee stock purchase plan	239	96
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	7,608

Net cash provided by financing activities	231	6,243

Effect of exchange rates on cash and cash equivalents	45	144

Net increase in cash and cash equivalents	273	4,033
Cash and cash equivalents, beginning of period	6,274	8,722

Cash and cash equivalents, end of period	$6,547	$12,755

Cash paid during the period for:
Interest	$1	$61
Taxes	$23	$21
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$50	$18
Accretion of redeemable convertible preferred stock to redemption value	$24	$—
Undistributed dividends allocated to redeemable convertible preferred stock	$80	$—

See accompanying notes

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Adept (“Adept” or the “Company”) is a global, robotics-based automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. The Company operates in two segments: Robotics and Services and Support. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and Supplementary Data included in Items 7, 7A and 8, respectively, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The June 30, 2013, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of September 28, 2013, and the results of operations, comprehensive loss, and cash flows for the three months ended September 28, 2013 and September 29, 2012. The interim results for the three months ended September 28, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014, or for any other future annual or interim period.

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. The primary estimates underlying the Company’s financial statements include revenue recognition, product warranty, inventory valuation, allowance for doubtful accounts receivable, assumptions used in the fair value of the Company’s equity awards, useful lives of property and equipment and intangible assets, and contingent liabilities. Actual results could differ from those estimates.

There have been no material changes to the Company’s critical accounting policies during the three months ended September 28, 2013, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

2. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including, stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals.

Outstanding options and restricted shares, and available shares for issuance as of September 28, 2013 were:

Plan	Subject to Outstanding Options and Restricted Stock	Available shares for grant and issuance
2005 Equity Incentive Plan	814,211	656,084

As of September 28, 2013, there were 365,140 shares available for issuance under the ESPP. Options to acquire 442,934 shares of common stock are also outstanding pursuant to four equity compensation plans which have expired or been terminated.

Employee grants under the option plans generally vest, and are expensed, monthly in equal installments over a four year period, except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, new customers) will occur. Restricted stock grants made under annual performance programs are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

Initial and annual non-employee director grants made prior to March 2010 vest in equal installments over four years, with initial grants having a 25% cliff vest on the anniversary of the grant. Starting in 2010, annual option grants of 6,000 shares to non-employee directors vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and the initial option grant of 10,000 shares to non-employee directors vests in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% vests at the second annual meeting of stockholders of the Company following the initial appointment or election of the director.

All stock compensation has been accounted for as an equity instrument, and the Company recognizes the fair value of stock-based compensation as an expense ratably over the service period of the individual equity instruments.

The Company recorded $0.5 million and $0.3 million of stock-based compensation expense for the three months ended September 28, 2013 and September 29, 2012, respectively, for its stock plans, ESPP, and acquisition-related equity issuances. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans for the three months ended September 28, 2013 and September 29, 2012 were $1.98 and $2.42, respectively. There were no shares purchased under the ESPP for the three months ended September 28, 2013 and September 29, 2012.

The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended
	September 28, 2013	September 29, 2012
	Equity Incentive and Stock Option Plans	Equity Incentive and Stock Option Plans
Average risk free interest rate	0.75%	0.53%
Expected life (in years)	5.75	5.97
Expected volatility	77%	80%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, is restricted from paying cash dividends by its credit facility and its redeemable convertible preferred stock, and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options by Adept’s employees and is indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.

For the three months ended September 28, 2013 and September 29, 2012, stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has assumed an annualized forfeiture rate of 5% for each period for its options. The Company adjusts stock-based compensation expense if the actual forfeiture rate is different than estimated.

A summary of stock option activity under the option plans as of September 28, 2013 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	844	$4.39
Granted	602	$4.52
Exercised	(52)	$3.36
Forfeited or Expired	(137)	$5.12

Outstanding at September 28, 2013	1,257	$4.42	8.25	$3,375

Vested/Expected to Vest at September 28, 2013	1,165	$4.40	8.13	$3,158

Exercisable at September 28, 2013	602	$4.26	6.80	$1,771

A summary of restricted stock activity as of September 28, 2013 is presented below:

Awards	Shares	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2013	174,068	$3.69
Awarded	7,500	3.27
Released from restrictions	(57,449)	3.20
Forfeited due to cancellation or for taxes	(26,115)	3.52

Balance at September 28, 2013	98,004	$4.00

As of September 28, 2013 , there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2017, with a weighted average remaining period of 3.01 years for stock options and 0.35 years for stock awards.

3. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of a deposit account held to secure a leased facility.

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost, or market value. The components of inventory are as follows (in thousands):

	September 28, 2013	June 30, 2013
	(unaudited)
Raw materials	$5,664	$5,182
Work-in-process	1,637	1,327
Finished goods	1,705	1,626

Total inventory	$9,006	$8,135

5. Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	September 28, 2013	June 30, 2013
	(unaudited)
Machinery and equipment	$5,299	$5,213
Computer equipment	5,456	5,451
Software development costs	2,688	2,688
Office furniture and equipment	969	1,057

	14,412	14,409
Less accumulated depreciation	(13,083)	(12,884)

Net property and equipment	$1,329	$1,525

6. Goodwill and Other Intangible Assets

Intangible assets subject to amortization as of September 28, 2013 and June 30, 2013 were as follows (in thousands):

	September 28, 2013 (unaudited)				June 30, 2013
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(793)	$(158)	$979	$1,930	$(732)	$(158)	$1,040
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Tradenames	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,287)	$(235)	$979	$2,501	$(1,226)	$(235)	$1,040

Amortization expense totaled $61,000 and $117,000 for the three months ended September 28, 2013 and September 29, 2012, respectively.

A summary of future amortization as of September 28, 2013 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	More than 5 Years	Total
Developed Technology/Patents	$245	$245	$245	$212	$32	$979

7. Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrue at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). For the three months ended September 28, 2013, the Company accrued approximately $80,000 of redeemable convertible preferred stock dividends, all of which was settled in common stock.

In 2013, the Company entered into a letter agreement with the holders of the redeemable convertible preferred stock (the “Letter Agreement”), with respect to the waiver and deferrals of certain rights related to the redeemable convertible preferred stock.

Under certain circumstances, including common stock trading price thresholds, Adept can convert the redeemable convertible preferred stock up to certain defined limited number of shares of common stock. Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of Adept to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require Adept to redeem all or some of the redeemable convertible preferred stock at a price as specified in the Certificate of Designations. On and after September 30, 2016, each redeemable convertible preferred stockholder can require Adept to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.

8. Bank Credit Facility

The Company has a credit facility with a bank which was originally entered into in 2009 and amended and restated in 2013. Pursuant to the credit facility, Adept may borrow up to $8 million, at an 80% advance rate against eligible domestic accounts and up to $6 million against eligible foreign accounts (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate). The advance rates are subject to adjustment at the bank’s discretion.

The maturity date of the credit facility is March 24, 2014. The maximum aggregate borrowing under the facility may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Interest is charged at the bank’s announced prime rate plus 1.75% per annum and is based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.

At September 28, 2013, Adept had no outstanding principal balance under the facility.

9. Product Warranty

The Company provides for the estimated cost of product warranty at the time revenue is recognized. Changes in the Company’s warranty liability for the three months ended September 28, 2013 and September 29, 2012 are as follows (in thousands):

	Three Months Ended
(unaudited)	September 28, 2013	September 29, 2012
Balance at beginning of period	$1,070	$1,243
Provision for warranties issued	237	114
Warranty claims	(251)	(167)

Balance at end of period	$1,056	$1,190

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

The Company recorded a tax provision of $55,000 for the three months ended September 28, 2013, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes. The Company recorded a tax benefit of $13,000 for the three months ended September 29, 2012, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.1 million and $7.0 million as of September 28, 2013 and June 30, 2013, respectively. Approximately $6.1 million of the unrecognized tax benefit has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.2 million and $0.2 million, respectively, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2013 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2013 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 28, 2013, the Company had accrued interest or penalties associated with unrecognized tax benefits of approximately $22,000.

12. Net Loss per Share

The computation of diluted net loss per share for the three months ended September 28, 2013 does not include 579,734 options to purchase shares and 98,004 shares of unvested restricted stock due to the net loss in that period. The computation of diluted net loss per share for the three months ended September 29, 2012 does not include 1,057,545 options to purchase shares and 181,898 shares of unvested restricted stock due to the net loss in that period.

13. Segment Information

The Company discloses certain information regarding operating segments, geographic areas of operations and major customers. This reporting is based upon the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Adept’s chief operating decision maker is its Chief Executive Officer. The Company has two operating segments: Robotics and Services and Support.

Segment operating income is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and other expenses.

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

The operating results for the Company’s identified segments are presented as follows (in thousands):

	Three Months Ended
(unaudited)	September 28, 2013	September 29, 2012
Revenues:
Robotics	$10,357	$8,852
Services and Support	3,214	2,518

Total revenues	$13,571	$11,370

Segment operating income (loss):
Robotics	$1,176	$(644)
Services and Support	1,358	890

Segment operating income	2,534	246
Unallocated research, development and engineering and general and administrative expenses	(2,715)	(2,824)
Restructuring charges	—	(3)
Amortization of intangible assets	(61)	(117)

Operating loss	(242)	(2,698)
Net interest expense	(5)	(9)
Foreign currency exchange loss	(96)	(366)

Loss before income taxes	$(343)	$(3,073)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended
(unaudited)	September 28, 2013	September 29, 2012
Revenues:
United States	$3,078	$3,751
Europe	6,348	5,340
Asia	3,833	1,908
All other countries	312	371

Total	$13,571	$11,370

(unaudited)	September 28, 2013	June 30, 2013
Long-lived tangible assets:
United States	$3,143	$3,278
All other countries	871	1,021

Total long-lived tangible assets	$4,014	$4,299

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

14. Foreign Currency Translation

The Company has determined that the local currency is the functional currency for its foreign subsidiaries. The Company’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and income and expenses are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction losses were $96,000 and $366,000 for the three months ended September 28, 2013 and September 29, 2012, respectively.

15. Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for the three months ended of both September 28, 2013 and September 29, 2012 was $482,000. A summary of contractual obligations as of September 28, 2013 was as follows (in thousands):

	Total	Year 1	Year 2	Year 3	Year 4	5 or more years
Operating Lease Obligations	$3,628	$1,720	$1,044	$776	$76	$12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	the timing and impact of our restructuring actions and other expense-related matters;

•	sources of revenues and anticipated revenues, including the contribution from new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements and requirements of our credit facility and preferred stock;

•	our new management team;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services; and

•	plans for future acquisitions of products, technologies and businesses.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the SEC on September 20, 2013. Statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

We provide intelligent robotics systems, the core of which are, our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. We also have autonomous mobile robot and fleet management capabilities that enhance our offerings for target markets. In addition, we provide a full complement of robotics services and support for our customers, as well as unique gripping technology that expands our reach into the global food processing market. Through sales to system integrators, OEM partners and end-user companies, we sell our robotics systems and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

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

Results of Operations

This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K as filed with the SEC on September 20, 2013.

Revenues. Summary information by segment for the three months ended September 28, 2013 and September 29, 2012 is shown below (in thousands, except %):

	Three Months Ended
Revenue by Segment (unaudited)	September 28, 2013	% Change	September 29, 2012
Robotics
Revenues	$10,357	17%	$8,852
Percentage of total revenues	76%		78%
Services and Support
Revenues	3,214	28%	2,518
Percentage of total revenues	24%		22%

Total Revenues	$13,571	19%	$11,370

For the three months ended September 28, 2013, revenues were $13.6 million, an increase of 19% from revenues of $11.4 million for the three months ended September 29, 2012, primarily a result of increased sales in Asia for semiconductor processing and Germany for robotics used in personal electronics manufacturing as well as increased services and support revenue worldwide, offset by a decrease in sales in the United States, primarily to research customers.

Revenue by geography for the three months ended September 28, 2013 and September 29, 2012 is shown below (in thousands, except %):

	Three Months Ended
Revenue by Geography (unaudited)	September 28, 2013	% Change	September 29, 2012
United States
Revenues	$3,078	(18)%	$3,751

Percentage of total revenues	23%		33%

Europe
Revenues	$6,348	19%	$5,340
Percentage of total revenues	47%		47%
Asia
Revenues	$3,833	101%	$1,908
Percentage of total revenues	28%		17%
Other countries
Revenues	$312	(16)%	$371
Percentage of total revenues	2%		3%

Total International Revenues	$10,493	38%	$7,619

Percentage of total revenues	77%		67%

Total Revenues	$13,571	19%	$11,370

U.S. sales were $3.1 million for the fiscal 2014 first quarter, accounting for 23% of total revenue and down 18% compared with $3.8 million for the first quarter of fiscal 2013. Total international sales were $10.5 million for the fiscal 2014 first quarter, accounting for 77% of total revenue and up 38% compared with $7.6 million for the first quarter of fiscal 2013. European sales increased 19% to $6.3 million, and accounted for 47% of total revenue in the fiscal 2014 first quarter compared with $5.3 million the first quarter of the prior fiscal year. Sales from Asia increased 101% to $3.8 million, and accounted for 28% of total revenue in the fiscal 2014 first quarter compared with $1.9 million or 17% of total revenue in the first quarter of the prior fiscal year. Revenues from other countries were a relatively small percentage of the Company’s sales in the first quarters of both fiscal 2014 and 2013.

Gross Margin . Gross margin for the three months ended September 28, 2013 and September 29, 2012 is shown below (in thousands, except %):

	Three Months Ended
(unaudited)	September 28, 2013	% Change	September 29, 2012
Revenues	$13,571		$11,370
Gross profit margin	6,262	33%	4,709
Gross margin %	46.1%		41.4%

Gross margin as a percentage of revenues was 46.1% for the fiscal 2014 first quarter, compared to 41.4% for the same period of the previous fiscal year. The higher gross margin was primarily the result of improved product mix and cost reduction efforts.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Total operating expenses were $6.5 million for the three months ended September 28, 2013 compared to $7.4 million for the three months ended September 29, 2012, a decrease of 12%. This decrease was primarily the result of lower headcount and other employee related costs. Total employee headcount decreased 17% at the end of the first quarter of fiscal year 2014 compared to fiscal year 2013.

Research, Development and Engineering Expenses.

Research, development and engineering expenses for the three months ended September 28, 2013 and September 29, 2012 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	September 28, 2013	% Change	September 29, 2012
Expenses	$1,555	(27)%	$2,130
Percentage of revenues	12%		19%

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

R&D expenses for the fiscal 2014 first quarter were $1.5 million, or 12% of revenues, down 27% from $2.1 million, or 19% of revenues for the first quarter of fiscal 2013.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses for the three months ended September 28, 2013 and September 29, 2012 are as follows (in thousands, except %):

	Three Months Ended
(unaudited)	September 28, 2013	% Change	September 29, 2012
Expenses	$4,888	(5)%	$5,157
Percentage of revenues	36%		45%

Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

SG&A expenses were $5.0 million or 36% of revenues for the fiscal 2014 first quarter, down 5% from $5.2 million, representing 45% of revenues for the first quarter of fiscal 2013.

Amortization. Amortization expense was $61,000 and $117,000 in the first quarter of fiscal 2014 and 2013, respectively.

Restructuring charges. Operationally from time to time, Adept has undertaken restructuring and other cost reduction actions to support its financial model which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities. Restructuring charges were $ 0 and $3,000 in the first quarter of fiscal 2014 and 2013, respectively. At September 28, 2013, the Company had accrued restructuring expense of $228,000 which is expected to be paid during fiscal 2014.

Foreign Currency Exchange Loss. Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. We recorded a loss on foreign currency transactions of $96,000 and $366,000 for the first quarter of fiscal 2014 and 2013, respectively, due to movements in transactions denominated in non-functional currencies.

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

We recorded a tax provision of $55,000 and a tax benefit of $13,000 for the first quarter of fiscal 2014 and 2013, respectively, which related primarily to taxes in non-US jurisdictions and state minimum taxes.

Liquidity and Capital Resources

As of September 28, 2013, cash and cash equivalents were $6.6 million, an increase of $0.3 million from $6.3 million as of June 30, 2013. Cash provided by operating activities for the three months ended September 28, 2013 was $0.1 million. The net loss for the quarter adjusted for non-cash depreciation, amortization and stock based compensation expense of $0.4 million was offset by the use of $0.3 million of cash for working capital. Cash used by investing activities was $51,000 for purchases of property and equipment and $93,000 for restricted cash during the three months ended September 28, 2013. Cash provided by financing activities for the three months ended September 28, 2013 was $239,000 from proceeds received from the exercise of stock options.

Issuance of Preferred Stock

In 2013, the Company issued 8,000 shares its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or subject to certain equity conditions in common stock calculated based upon the volume weighted average price of common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrue at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). For the three months ended September 28, 2013, the Company had accrued a total of $80,000 in redeemable convertible preferred stock dividends, all of which was settled in common stock.

In 2013, the Company entered into a letter agreement with the holders of the redeemable convertible preferred stock (the “Letter Agreement”), with respect to the waiver and deferrals of certain rights related to the redeemable convertible preferred stock.

Under certain circumstances, including common stock price thresholds, Adept can convert the redeemable convertible preferred stock up to certain defined limited number of shares of common stock. Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of Adept to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require Adept to redeem all or some of the redeemable convertible preferred stock at a price as specified in the Certificate of Designations. On and after September 30, 2016, each redeemable convertible preferred stockholder can require Adept to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the conversion amount being redeemed plus accrued and unpaid dividends.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date, provided that if the conversion price decreases to below $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events), then the number of votes per preferred share shall equal to the conversion amount divided by $4.20 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to Adept’s charter or bylaws that adversely affect the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental change of Adept; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than senior indebtedness from established commercial lenders on customary terms; and the redemption or purchase of any capital stock of Adept.

Bank Line of Credit

The company has a credit facility with a bank which was originally entered into in 2009 and amended and restated in 2013. Pursuant to the credit facility, Adept may borrow up to $8 million, at an 80% advance rate against eligible domestic accounts and up to $6 million against eligible foreign accounts (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate). The advance rates are subject to adjustment at the bank’s discretion.

The maturity date of the credit facility is March 24, 2014. The maximum aggregate borrowing under the facility may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Interest is charged at the bank’s announced prime rate plus 1.75% per annum and is based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.

At September 28, 2013, Adept had no outstanding principal balance under the facility.

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

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 28, 2013, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of September 28, 2013, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Adept’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act). Internal control over financial reporting is a process, including policies and procedures designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. For purposes of issuing its management report in the Annual Report on Form 10-K for the fiscal year ended June 30, 2013, to conclude that internal control over financial reporting was effective as of such fiscal year end, the Company’s management assessed our internal control over financial reporting based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption from such requirement.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 28, 2013, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

Before deciding to purchase, hold or sell our common stock, you should carefully consider the cautionary statements and risk factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See notes to condensed consolidated financial statements for a discussion of limitations upon payment of dividends.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

ADEPT TECHNOLOGY, INC.

By:	/ s / SETH HALIO
Seth Halio
Chief Financial Officer

By:	/ s / ROB CAIN
Rob Cain
President and Chief Executive Officer

Date: November 7, 2013

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual
Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012) .

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.1*+	Offer Letter Agreement, dated as of September 10, 2013 between Seth Halio and Adept Technology, Inc.

10.2*	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.74 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.3*	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Terry Hannon (incorporated by reference to Exhibit 10.75 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.4*	Fiscal 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.76 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.5*	Separation Agreement and General Release of Claims, dated July 2, 2013, by and between Adept Technology, Inc. and Michael Schradle (incorporated by reference to Exhibit 10.77 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.6*	Separation Agreement, dated July 31, 2013, by and between Adept Technology, Inc. and Joachim Melis (incorporated by reference to Exhibit 10.78 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.7*	Settlement Agreement and General Release of Claims, dated August 27, 2013, by and between Adept Technology, Inc. and John Dulchinos (incorporated by reference to Exhibit 10.79 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

10.8*	Form of Performance Option Agreement for option incentive program dated as of August 27, 2013 (incorporated by reference to Exhibit 10.80 of the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2013.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 29, 2012, is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 29, 2012, and June 30, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended September 29, 2012 and October 1, 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 29, 2012 and October 1, 2011; and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q
-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections