Form 10-Q
period 2013-12-28
ADEPT TECHNOLOGY INC
filed 2014-02-06
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

The number of shares of the Registrant’s common stock outstanding as of January 31, 2014 was 11,102,965.

ADEPT TECHNOLOGY, INC.

		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 28, 2013 and June 30, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months ended December 28, 2013 and December 29, 2012	4

	Condensed Consolidated Statements of Cash Flows for the Six Months ended December 28, 2013 and December 29, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		18

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, per share amounts)

	December 28, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,332	$6,274
Restricted cash	95	—
Accounts receivable, less allowance for doubtful accounts of $694 and $728 at December 28, 2013 and June 30, 2013, respectively	11,594	10,848
Inventories	8,003	8,135
Other current assets	658	477

Total current assets	25,682	25,734
Property and equipment, net	1,170	1,525
Goodwill	1,493	1,493
Other intangible assets, net	918	1,040
Other assets	212	241

Total assets	$29,475	$30,033

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,445	$7,069
Accrued payroll and related expenses	2,034	1,986
Accrued warranty expenses	1,084	1,070
Deferred revenue	496	1,314
Accrued income tax, current	156	—
Other accrued liabilities	707	815

Total current liabilities	9,922	12,254
Long-term liabilities:
Deferred income tax, long-term	207	155
Long-term obligations	217	284

Total liabilities	10,346	12,693
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 8 shares issued and outstanding at December 28, 2013 and June 30, 2013	7,888	7,760
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 11,098 shares issued and 11,093 shares outstanding at December 28, 2013 and 10,925 shares issued and 10,920 shares outstanding at June 30, 2013	179,983	178,386
Treasury stock, at cost, 5 shares at December 28, 2013 and June 30, 2013	(42)	(42)
Accumulated deficit	(169,223)	(169,029)
Accumulated other comprehensive income	523	265

Total stockholders’ equity	11,241	9,580

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$29,475	$30,033

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Revenues	$14,588	$10,808	$28,159	$22,178
Cost of revenues	7,749	7,375	15,058	14,036

Gross margin	6,839	3,433	13,101	8,142
Operating expenses:
Research, development and engineering	1,851	1,909	3,406	4,039
Selling, general and administrative	4,778	4,630	9,666	9,787
Restructuring charges	—	392	—	395
Amortization of other intangible assets	61	116	122	233
Impairment of intangible assets and goodwill	—	1,708	—	1,708

Total operating expenses	6,690	8,755	13,194	16,162

Operating income (loss)	149	(5,322)	(93)	(8,020)
Interest expense, net	—	(40)	(5)	(49)
Foreign currency exchange gain (loss)	157	262	61	(104)

Income (loss) before income taxes	306	(5,100)	(37)	(8,173)
Provision for income taxes	102	115	157	102

Net income (loss)	204	(5,215)	(194)	(8,275)

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	(24)	(25)	(48)	(25)
Dividends allocated to preferred stockholders	(80)	(80)	(160)	(80)

Net income (loss) attributable to common stockholders	$100	$(5,320)	$(402)	$(8,380)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.50)	$(0.04)	$(0.80)
Diluted	$0.01	$(0.50)	$(0.04)	$(0.80)
Number of shares used in computing net income (loss) per share attributable to common stockholders
Basic	11,025	10,652	10,940	10,452
Diluted	13,334	10,652	10,940	10,452
Comprehensive income (loss):
Net income (loss)	$204	$(5,215)	$(194)	$(8,275)
Foreign currency translation adjustment	(55)	74	258	571
Total comprehensive income (loss)	$149	$(5,141)	$64	$(7,704)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	December 28, 2013	December 29, 2012
Operating activities
Net loss	$(194)	$(8,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(67)	96
Depreciation and amortization	548	722
Loss (gain) on disposal of property and equipment	49	(49)
Stock-based compensation	1,091	582
Impairment of intangible assets and goodwill	—	1,708
Net changes in operating assets and liabilities:
Accounts receivable	(497)	2,928
Inventories	276	405
Other current assets	(84)	(12)
Accounts payable	(1,643)	(1,538)
Other accrued liabilities and deferred revenues	(739)	(765)
Accrued restructuring charges	(19)	279
Other long-term liabilities	(18)	(34)

Net cash used in operating activities	(1,297)	(3,953)

Investing activities
Purchase of property and equipment	(107)	(103)
Restricted cash	(95)	—
Proceeds from sale of property and equipment	17	96

Net cash used in investing activities	(185)	(7)

Financing activities
Principal payments on line of credit, net	—	(5,500)
Principal payments on capital lease	(9)	(11)
Principal payments on long-term obligations	—	(32)
Proceeds from employee stock incentive program and employee stock purchase plan	636	207
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	7,608
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	—	(60)

Net cash provided by financing activities	627	2,212

Effect of exchange rates on cash and cash equivalents	(87)	(26)

Net decrease in cash and cash equivalents	(942)	(1,774)

Cash and cash equivalents, beginning of period	6,274	8,722
Cash and cash equivalents, end of period	$5,332	$6,948

Cash paid during the period for:
Interest	$1	$92
Taxes	$23	$21
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$85	$83
Accretion of preferred stock to redemption value	$48	$25

See accompanying notes

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Adept (“Adept” or the “Company”) is a global, robotics-based automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. The Company operates in two segments: Robotics and Services and Support. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures About Market Risk” and the Financial Statements and Supplementary Data included in Items 7, 7A and 8, respectively, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013. As of the end of fiscal year 2014, the Company will no longer retain smaller reporting company status. The Company will be subject to accelerated reporting deadlines and auditors’ report on internal controls for its Form 10-K for fiscal 2014.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of December 28, 2013, and the results of operations, comprehensive income (loss), and cash flows for the three and six months ended December 28, 2013 and December 29, 2012. The interim results for the three and six months ended December 28, 2013, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014, or for any other future annual or interim period.

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

There have been no material changes to the Company’s critical accounting policies during the six months ended December 28, 2013, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Recent Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The new guidance clarifies the scope of the offsetting disclosures and addresses any unintended consequences as a result of ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The new guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective for fiscal years beginning on or after December 15, 2012, and interim periods within those annual periods. The Company has adopted this guidance and it did not have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-011, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This new guidance provides specific financial statement presentation requirements of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit in those circumstances should be presented as a reduction to the deferred tax asset. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

2. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of December 28, 2013, there were options to purchase approximately 533,000 shares of common stock available for grant under all option plans and approximately 344,000 shares available for issuance under the ESPP.

Employee grants under the option plans generally vest, and are expensed, monthly in equal installments over a four year period, except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, and/or new customers) will occur. Restricted stock grants made under annual performance programs are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

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

The Company recorded $0.6 million and $0.2 million of stock-based compensation expense for the three months ended December 28, 2013 and December 29, 2012, and $1.1 million and $0.6 million for the six months ended December 28, 2013 and December 29, 2012, respectively. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans were $5.00 and $2.48 for the three and six months ended December 28, 2013 and $1.98 and $2.30 for the three and six months ended December 29, 2012, respectively. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the six months ended December 28, 2013 and December 29, 2012 were $2.62 and $1.31, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended				Six Months Ended
	December 28, 2013		December 29, 2012		December 28, 2013		December 29, 2012
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Average risk free interest rate	0.76%	0.16%	0.50%	0.16%	0.75%	0.16%	0.53%	0.16%
Expected life (in years)	5.99	0.49	5.65	0.49	5.09	0.49	5.88	0.49
Expected volatility	77%	62%	79%	62%	77%	62%	80%	62%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

Stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has generally assumed an annualized forfeiture rate of 5% for each period for its options. The Company adjusts stock-based compensation expense if the actual forfeiture rate is different than estimated.

A summary of stock option activity under the option plans as of December 28, 2013 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	844	$4.39
Granted	765	$5.20
Exercised	(145)	$3.58
Forfeited or Expired	(177)	$4.74

Outstanding at December 28, 2013	1,287	$4.91	8.42	$12,927

Vested/Expected to Vest at December 28, 2013	1,214	$4.88	8.35	$12,238

Exercisable at December 28, 2013	658	$4.39	7.41	$6,949

A summary of restricted stock activity as of December 28, 2013 is presented below:

Awards	Shares (in thousands)	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2013	174	$3.69
Awarded	7	3.27
Released from restrictions	(58)	3.22
Forfeited due to cancellation or for taxes	(26)	3.52

Balance at December 28, 2013	97	$3.99

As of December 28, 2013 , there was approximately $1.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2017, with a weighted average remaining period of 2.5 years for stock options and 0.1 year for stock awards.

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

4. Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost, or market value. The components of inventory are as follows (in thousands):

	December 28, 2013	June 30, 2013
	(unaudited)
Raw materials	$5,717	$5,182
Work-in-process	1,174	1,327
Finished goods	1,112	1,626

Total inventory	$8,003	$8,135

5. Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	December 28, 2013	June 30, 2013
	(unaudited)
Machinery and equipment	$5,404	$5,213
Computer equipment	5,456	5,451
Software development costs	2,688	2,688
Office furniture and equipment	920	1,057

	14,468	14,409
Less accumulated depreciation	(13,298)	(12,884)

Net property and equipment	$1,170	$1,525

6. Goodwill and Other Intangible Assets

Intangible assets subject to amortization were as follows (in thousands):

	December 28, 2013 (unaudited)				June 30, 2013
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(854)	$(158)	$918	$1,930	$(732)	$(158)	$1,040
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Tradenames	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,348)	$(235)	$918	$2,501	$(1,226)	$(235)	$1,040

A summary of future amortization as of December 28, 2013 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	Total
Developed Technology/Patents	$245	$245	$245	$183	$918

7. Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrue at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). As of December 28, 2013, the Company accrued approximately $80,000 of redeemable convertible preferred stock dividends, all of which was settled in common stock in January 2014.

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

At December 28, 2013, Adept had no outstanding principal balance under the facility.

9. Product Warranty

The Company provides for the estimated cost of product warranty at the time revenue is recognized. Changes in the Company’s warranty liability for the six months ended December 28, 2013 and December 29, 2012 are as follows (in thousands):

	Six Months Ended
(unaudited)	December 28, 2013	December 29, 2012
Balance at beginning of period	$1,070	$1,190
Provision for warranties issued	422	74
Warranty claims	(408)	(136)

Balance at end of period	$1,084	$1,128

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

The Company recorded a tax provision of $0.1 million and $0.2 million for the three and six months ended December 28, 2013, respectively, and $0.1 million for each of the three and six months ended December 29, 2012 respectively, all of which was primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.2 million and $7.0 million as of December 28, 2013 and June 30, 2013, respectively. Approximately $6.1 million and $6.0 million of the unrecognized tax benefit as of December 28, 2013 and June 30, 2013, respectively, has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.3 million and $0.2 million, as of December 28, 2013 and June 30, 2013, respectively, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2013 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2013 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 28, 2013, accrued interest and penalties associated with unrecognized tax benefits was not material.

12. Net Loss per Share

The computation of diluted net loss per share for the six months ended December 28, 2013 and the three and six months ended December 29, 2012, do not include 0.9 million, 1.1 million and 1.1 million options to purchase shares and 0.1 million, 0.1 million and 0.1 million shares of unvested restricted stock due to the net loss in those periods.

13. Segment Information

The Company discloses certain information regarding operating segments, geographic areas of operations and major customers. This reporting is based upon the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the Chief Executive Officer who is the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has two operating segments: Robotics and Services and Support.

Segment operating income is comprised of income before unallocated research, development and engineering expenses, unallocated selling, general and administrative expenses, interest income, and other expenses. Management does not fully allocate research, development and engineering expenses and selling, general and administrative expenses when making capital spending and expense funding decisions or assessing segment performance. All goodwill is carried in the Robotics segment. Segment information for total assets and capital expenditures is not presented as such information is not used in measuring segment performance or allocating resources between segments. There is no inter-segment revenue recognized. Transfers of materials or labor between segments are recorded at cost.

The operating results for the Company’s identified segments are presented as follows (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Revenues:
Robotics	$11,384	$8,199	$21,741	$17,051
Services and Support	3,204	2,609	6,418	5,127

Total revenues	$14,588	$10,808	$28,159	$22,178

Segment operating income (loss):
Robotics	1,373	$(1,190)	2,549	$(1,834)
Services and Support	1,180	542	2,538	1,432

Segment operating income (loss)	2,553	(648)	5,087	(402)
Unallocated research, development and engineering and general and administrative expenses	(2,343)	(2,458)	(5,058)	(5,282)
Restructuring charges	—	(392)	—	(395)
Amortization of intangible assets	(61)	(116)	(122)	(233)
Impairment of intangibles and goodwill	—	(1,708)	—	(1,708)

Operating income (loss)	149	(5,322)	(93)	(8,020)
Net interest expense	—	(40)	(5)	(49)
Foreign currency exchange gain (loss)	157	(262)	61	(104)

Income (loss) before income taxes	$306	$(5,100)	$(37)	$(8,173)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Revenues:
United States	$3,671	$2,675	$6,749	$6,426
Europe	5,737	6,194	12,085	11,534
Asia	4,045	1,679	7,878	3,587
All other countries	1,135	260	1,447	631

Total	$14,588	$10,808	$28,159	$22,178

(unaudited)	December 28, 2013	June 30, 2013
Long-lived tangible assets:
United States	$2,973	$3,278
All other countries	820	1,021

Total long-lived tangible assets	$3,793	$4,299

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

14. Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for each of the three and six months ended of December 28, 2013 and 2012 was $0.5 million and $0.9 million. Contractual obligations for each fiscal year as of December 28, 2013 are (in millions): 2014-$1.0 million; 2015-$1.8 million; 2016-$1.1 million; 2017-$0.3 million; 2018-$0.2 million; thereafter-$0.

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

OVERVIEW

We provide intelligent robots, autonomous mobile solutions, and services, the core of which are, our motion controls systems, integrated vision-guidance technology and application software, which are sold in combination with our own proprietary robot mechanisms. Our vision-guidance technology is tightly integrated with our motion controls technology, and this is a key differentiator for Adept. We also have autonomous mobile robot and fleet management capabilities that enhance our offerings for target markets. In addition, we provide a full complement of robotics services and support for our customers, as well as unique gripping technology that expands our reach into the global food processing market. Through sales to system integrators, OEM partners and end-user companies, we sell our intelligent robots, autonomous mobile solutions, and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

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

Revenues. Summary information by segment is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Segment (unaudited)	December 28, 2013	% Change	December 29, 2012	December 28, 2013	% Change	December 29, 2012
Robotics
Revenues	$11,384	39%	$8,199	$21,741	28%	$17,051
Percentage of total revenues	78%		76%	77%		77%
Services and Support
Revenues	3,204	23%	2,609	6,418	25%	5,127
Percentage of total revenues	22%		24%	23%		23%

Total Revenues	$14,588	35%	$10,808	$28,159	27%	$22,178

Revenue by geography is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Geography (unaudited)	December 28, 2013	% Change	December 29, 2012	December 28, 2013	% Change	December 29, 2012
United States
Revenues	$3,671	37%	$2,675	$6,749	5%	$6,426

Percentage of total revenues	25%		25%	24%		29%

Europe
Revenues	$5,737	(7%)	6,194	12,085	5%	11,534
Percentage of total revenues	39%		57%	43%		52%
Asia
Revenues	4,045	141%	1,679	7,878	120%	3,587
Percentage of total revenues	28%		16%	28%		16%
Other countries
Revenues	1,135	337%	260	1,447	129%	631
Percentage of total revenues	8%		2%	5%		3%

Total International Revenues	10,917	34%	8,133	21,410	36%	15,752

Percentage of total revenues	75%		75%	76%		71%

Total Revenues	$14,588	35%	$10,808	$28,159	27%	$22,178

For the three and six months ended December 28, 2013, revenues increased 35% and 27% to $14.6 million and $28.2 million, respectively, from $10.8 million and $22.2 million for the three and six months ended December 29, 2012, respectively, primarily as a result of increased sales in Asia for semiconductor processing and general manufacturing applications, and increased sales in other countries for food packaging as well as due to increased services and support revenue worldwide.

Gross Margin. For the three and six months ended December 28, 2013, gross margin was 47% in each period, and increased from 32% and 37% for the three and six months ended December 29, 2012, respectively. The increases in gross margin were primarily the result of a lower gross margin in the 2013 periods due to an increase of the excess and obsolete inventory reserve during the three months ended December 29, 2012, as well as to improved product mix and cost reduction efforts.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

For the three and six months ended December 28, 2013, total operating expenses decreased 24% and 18% to $6.7 million and $13.2 million, respectively, from $8.8 million and $16.2 million for the three and six months ended December 29, 2012, respectively, primarily the result of restructuring and impairment of intangible assets and goodwill charges totaling $2.1 million during the three months ended December 29, 2012.

Research, Development and Engineering Expenses. Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. For the three and six months ended December 28, 2013, R&D expenses were $1.9 million and $3.4 million, respectively, compared to $1.9 million and $4.0 million for the three and six months ended December 29, 2012, respectively.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs. For the three and six months ended December 28, 2013, SG&A expenses were $4.8 million and $9.7 million, respectively, compared to $4.6 million and $9.8 million for the three and six months ended December 29, 2012, respectively.

Amortization . For the three and six months ended December 28, 2013, amortization of other intangible assets expense was $0.1 million for each period, compared to $0.1 million and $0.2 million for the three and six months ended December 29, 2012, respectively.

Restructuring charges. Operationally from time to time, Adept has undertaken restructuring and other cost reduction actions to support its financial model which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities. For the three and six months ended December 28, 2013, there were no restructuring charges, compared to $0.4 million for each of the three and six months ended December 29, 2012.

Foreign Currency Exchange Loss . Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. For the three and six months ended December 28, 2013, foreign currency exchange gain (loss) were $0.2 million and $0.1 million, respectively, compared to $0.3 million and ($0.1) million for the three and six months ended December 29, 2012, respectively, due to movements in foreign currency exchange rates. As we conduct business on a global basis we are exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.

Provision for (Benefit from) Income Taxes . Adept typically provides for income taxes during interim reporting periods based upon an estimate of our annual effective tax rate. We also maintain a liability to cover the cost of additional tax exposure items on the filing of federal and state income tax returns as well as filings in foreign jurisdictions. Each of these filing jurisdictions may audit the tax returns filed and propose adjustments. Adjustments arise from a variety of factors, including different interpretations of statutes and regulations. The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is expected to be realized on a more-likely-than-not basis. Deferred tax expense results from the change in the net deferred tax asset or liability between periods.

For the three and six months ended December 28, 2013, the provision for income taxes was $0.1 million and $0.2 million, compared to $0.1 million for each of the three and six months ended December 29, 2012 respectively, all of which related primarily to taxes in non-U.S. jurisdictions and state minimum taxes.

Liquidity and Capital Resources

As of December 28, 2013, cash and cash equivalents were $ 5.3 million, a decrease of $0.9 million from June 30, 2013. Cash used in operating activities for the six months ended December 28, 2013 was $1.3 million, representing year to date net loss of $0.2 million adjusted for non-cash depreciation, amortization and stock based compensation expenses of $1.6 million, offset by the use of $2.7 million of cash for working capital. Cash used by investing activities was $0.2 million for purchases of property and equipment and for restricted cash. Cash provided by financing activities was $0.6 million from proceeds received from the exercise of stock options and the employee stock purchase plan.

Issuance of Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provides that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or subject to certain equity conditions in common stock calculated based upon the volume weighted average price of common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrue at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock is convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). As of December 28, 2013, the Company had accrued a total of $80,000 in redeemable convertible preferred stock dividends, all of which was settled in common stock in January 2014.

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

At December 28, 2013, Adept had no outstanding principal balance under the facility.

Adept has no off balance sheet arrangements and believes that its current cash and cash equivalents, together with funds available pursuant to its credit facility, provide sufficient liquidity for operations in fiscal year 2014. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.

New Accounting Pronouncements

See Notes to condensed consolidated financial statements

Common stock issued in satisfaction of dividend obligation on the outstanding Series A convertible preferred stock:

October 7, 2013	34,270 shares
January 2, 2014	6,142 shares

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended December 28, 2013, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of December 28, 2013, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the six months ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

ADEPT TECHNOLOGY, INC.

By:	/s/ SETH HALIO
Seth Halio
Chief Financial Officer

By:	/s/ ROB CAIN
Rob Cain
President and Chief Executive Officer

Date: February 6, 2014

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.9*+	Form of Change in Control Severance Agreement

10.10*+	Change in Control Plan for Equity Awards

10.11*+	Adept Technology, Inc. Restricted Stock Unit Award Agreement

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended December 28, 2013 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of December 28, 2013 and June 30, 2013 (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended December 28, 2013 and December 29, 2012 (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 28, 2013 and December 29, 2012 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q
-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections