Form 10-Q
period 2014-03-29
ADEPT TECHNOLOGY INC
filed 2014-05-08
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2014 was 13,052,676.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 29, 2014	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,589	$6,274
Restricted cash	95	—
Accounts receivable, less allowance for doubtful accounts of $670 and $728 at March 29, 2014 and June 30, 2013, respectively	12,153	10,848
Inventories	8,291	8,135
Other current assets	731	477

Total current assets	27,859	25,734
Property and equipment, net	1,068	1,525
Goodwill	1,493	1,493
Other intangible assets, net	857	1,040
Other assets	231	241

Total assets	$31,508	$30,033

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,381	$7,069
Accrued payroll and related expenses	2,133	1,986
Accrued warranty expenses	987	1,070
Deferred revenue	297	1,314
Accrued income tax, current	305	—
Other accrued liabilities	729	815

Total current liabilities	10,832	12,254
Long-term liabilities:
Deferred income tax, long-term	207	155
Long-term obligations	186	284

Total liabilities	11,225	12,693
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 0 and 8 shares issued and outstanding at March 29, 2014, and June 30, 2013, respectively	—	7,760
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 13,018 shares issued and 13,013 shares outstanding at March 29, 2014, and 10,925 shares issued and 10,920 shares outstanding at June 30, 2013	188,899	178,386
Treasury stock, at cost, 5 shares at March 29, 2014 and June 30, 2013	(42)	(42)
Accumulated deficit	(168,958)	(169,029)
Accumulated other comprehensive income	384	265

Total stockholders’ equity	20,283	9,580

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$31,508	$30,033

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues	$15,121	$10,943	$43,280	$33,121
Cost of revenues	8,207	6,267	23,265	20,303

Gross margin	6,914	4,676	20,015	12,818
Operating expenses:
Research, development and engineering	1,774	1,839	5,180	5,878
Selling, general and administrative	4,813	4,513	14,479	14,300
Restructuring charges	—	114	—	509
Amortization of other intangible assets	61	89	183	322
Impairment of intangible assets and goodwill	—	—	—	1,708

Total operating expenses	6,648	6,555	19,842	22,717

Operating income (loss)	266	(1,879)	173	(9,899)
Interest income (expense), net	12	8	7	(41)
Foreign currency exchange gain	140	213	201	109

Income (loss) before income taxes	418	(1,658)	381	(9,831)
Provision for income taxes	153	96	310	198

Net income (loss)	265	(1,754)	71	(10,029)

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	(234)	(24)	(282)	(49)
Dividends allocated to preferred stockholders	(43)	(80)	(203)	(171)

Net loss attributable to common stockholders	$(12)	$(1,858)	$(414)	$(10,249)

Net loss per share attributable to common stockholders:
Basic	$(0.00)	$(0.17)	$(0.04)	$(0.97)
Diluted	$(0.00)	$(0.17)	$(0.04)	$(0.97)
Number of shares used in computing net loss per share attributable to common stockholders
Basic	11,955	10,704	11,278	10,542
Diluted	11,955	10,704	11,278	10,542
Comprehensive income (loss):
Net income (loss)	$265	$(1,754)	$71	$(10,029)
Foreign currency translation adjustment	(139)	(299)	119	272

Total comprehensive income (loss)	$126	$(2,053)	$190	$(9,757)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	March 29, 2014	March 30, 2013
Operating activities
Net income (loss)	$71	$(10,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(67)	190
Depreciation and amortization	821	1,056
Loss (gain) on disposal of property and equipment	49	(49)
Stock-based compensation	1,640	670
Impairment of intangible assets and goodwill	—	1,708
Net changes in operating assets and liabilities:
Accounts receivable	(1,023)	3,132
Inventories	(54)	92
Other current assets	(174)	67
Accounts payable	(710)	(302)
Other accrued liabilities and deferred revenues	(790)	(643)
Other long-term liabilities	(52)	(81)

Net cash used in operating activities	(289)	(4,189)

Investing activities
Purchase of property and equipment	(152)	(101)
Restricted cash	(95)	—
Proceeds from sale of property and equipment	17	96

Net cash used in investing activities	(230)	(5)

Financing activities
Principal payments on line of credit, net	—	(5,500)
Principal payments on capital lease	(8)	(28)
Principal payments on long-term obligations	—	(13)
Proceeds from employee stock incentive program and employee stock purchase plan	1,640	296
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	(43)	7,608
Cash dividends paid	—	(91)
Payment for taxes for restricted stock awards surrendered to satisfy tax obligation	(484)	(75)

Net cash provided by financing activities	1,105	2,197

Effect of exchange rates on cash and cash equivalents	(271)	(9)

Net increase (decrease) in cash and cash equivalents	315	(2,006)

Cash and cash equivalents, beginning of period	6,274	8,722

Cash and cash equivalents, end of period	$6,589	$6,716

Cash paid during the period for:
Interest	$3	$84
Taxes	$23	$20
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$148	$120
Accretion of preferred stock to redemption value	$282	$49
Undistributed dividends	$—	$80
Conversion of preferred stock to common stock	$8,000	$—

See accompanying notes

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Adept (“Adept” or the “Company”) is a global, robotics-based automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. The Company operates in two segments: Robotics and Services and Support. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements included in Items 7 and 8, respectively, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”) on September 20, 2013. As of the end of fiscal year 2014, the Company will no longer retain smaller reporting company status. As a result, the Company will be subject to accelerated reporting deadlines and auditors’ report on internal controls for its Form 10-K for fiscal 2014.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of March 29, 2014, and the results of operations, comprehensive income (loss), and cash flows for the three and nine months ended March 29, 2014 and March 30, 2013. The interim results for the three and nine months ended March 29, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2014, or for any other future annual or interim period.

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

There have been no material changes to the Company’s critical accounting policies during the nine months ended March 29, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Recent	Accounting Pronouncements

The Company does not believe that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

2.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of March 29, 2014, there were options to purchase approximately 401,000 shares of common stock available for grant under all option plans and approximately 344,000 shares available for issuance under the ESPP.

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

Employee option grants are subject to a change of control plan adopted by the Company in 2014 for equity awards that provides for acceleration and vesting in full of options in connection with a change of control transaction under certain circumstances,

All stock compensation has been accounted for as an equity instrument, and the Company recognizes the fair value of stock-based compensation as an expense ratably over the service period of the individual equity instruments.

The Company recorded $0.5 million and $0.1 million of stock-based compensation expense for the three months ended March 29, 2014 and March 30, 2013, and $1.6 million and $0.7 million for the nine months ended March 29, 2014 and March 30, 2013, respectively. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans were $10.36 and $2.91 for the three and nine months ended March 29, 2014, and $2.29 and $2.33 for the three and nine months ended March 30, 2013, respectively. The weighted average grant-date fair values of the shares subject to purchase under the ESPP for the nine months ended March 29, 2014 and March 30, 2013 were $2.62 and $1.31, respectively. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended				Nine Months Ended
	March 29, 2014		March 30, 2013		March 29, 2014		March 30, 2013
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Average risk free interest rate	0.76%	0.16%	0.66%	0.16%	0.75%	0.16%	0.56%	0.16%
Expected life (in years)	4.69	0.49	6.64	0.49	4.48	0.49	6.24	0.49
Expected volatility	78%	62%	79%	62%	76%	62%	80%	62%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options or ESPP shares. The risk-free interest rate is based on the observed and expected life of options by Adept’s employees and is indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options or ESPP shares.

Stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has generally assumed an annualized forfeiture rate of 5% for each period for its options. The Company adjusts stock-based compensation expense if the actual forfeiture rate is different than estimated.

A summary of stock option activity under the option plans is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2013	844	$4.39
Granted	825	$6.06
Exercised	(346)	$4.41
Forfeited or Expired	(190)	$4.75

Outstanding at March 29, 2014	1,133	$5.54	8.62	$14,030

Vested/Expected to Vest	1,084	$5.51	8.58	$13,469

Exercisable	721	$4.71	8.19	$9,525

A summary of restricted stock activity is presented below:

Awards	Shares (in thousands)	Weighted Average- Grant Date Fair Value Per Share
Balance at June 30, 2013	174	$3.69
Awarded	7	3.27
Released from restrictions	(153)	3.70
Forfeited due to cancellation or for taxes	(28)	3.53

Balance at March 29, 2014	—	$0

In 2014, the Company granted restricted stock units (“RSUs”) for up to 112,500 shares of common stock to its Chief Executive Officer (“CEO”). The RSUs vest upon the earlier of the CEO’s separation from service or a change in control. The number of shares issuable upon vesting and settlement of the RSUs, if any, will be determined based on the Company’s stock price on the vesting date and, in the case of a separation from service, the extent to which certain performance criteria has been met. These RSUs are not included in the table above as the fair value of these RSUs is not determinable.

As of March 29, 2014 , there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2017, with a weighted average remaining period of 2.5 years for stock options.

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

Inventories are stated at the lower of standard cost, which approximates actual cost, or market value. The components of inventory are as follows (in thousands):

	March 29, 2014	June 30, 2013
	(unaudited)
Raw materials	$6,100	$5,182
Work-in-process	750	1,327
Finished goods	1,441	1,626

Total inventory	$8,291	$8,135

5.	Property and Equipment

Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	March 29, 2014	June 30, 2013
	(unaudited)
Machinery and equipment	$5,474	$5,213
Computer equipment	5,457	5,451
Software development costs	2,688	2,688
Office furniture and equipment	962	1,057

	14,581	14,409
Less accumulated depreciation	(13,513)	(12,884)

Net property and equipment	$1,068	$1,525

6.	Goodwill and Other Intangible Assets

Intangible assets subject to amortization were as follows (in thousands):

	March 29, 2014 (unaudited)				June 30, 2013
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(915)	$(158)	$857	$1,930	$(732)	$(158)	$1,040
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Tradenames	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,409)	$(235)	$857	$2,501	$(1,226)	$(235)	$1,040

A summary of future amortization as of March 29, 2014 is as follows (in thousands):

	Year 1	Year 2	Year 3	Year 4	Total
Developed Technology/Patents	$245	$245	$245	$122	$857

7.	Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations sets forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provided that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrued at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock was convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In February 2014, all of the outstanding redeemable convertible preferred stock plus accrued dividends through the date of conversion was converted into 1.7 million shares of common stock of the Company.

8.	Bank Credit Facility

The Company has a credit facility with a bank which was originally entered into in 2009, amended and restated in 2013 and amended in 2014. Pursuant to the credit facility, Adept may borrow up to $8 million, at an 80% advance rate against eligible domestic accounts and up to $6 million against eligible foreign accounts (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate). The advance rates are subject to adjustment at the bank’s discretion.

The maturity date of the credit facility as amended in March 2014 is June 22, 2014. The maximum aggregate borrowing under the facility may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Interest is charged at the bank’s announced prime rate plus 1.75% per annum and is based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.

At March 29, 2014, Adept had no outstanding principal balance under the facility.

9.	Product Warranty

The Company provides for the estimated cost of product warranty at the time revenue is recognized. Changes in the Company’s warranty liability for the nine months ended March 29, 2014 and March 30, 2013 are as follows (in thousands):

	Nine Months Ended
(unaudited)	March 29, 2014	March 30, 2013
Balance at beginning of period	$1,070	$1,243
Provision for warranties issued	369	123
Warranty claims	(452)	(303)

Balance at end of period	$987	$1,063

10.	Legal Proceedings

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

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept intends to vigorously appeal this decision and the ultimate outcome cannot be determined at this time. No amount has been accrued in the consolidated financial statements related to this matter.

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

The Company recorded a tax provision of $0.2 million and $0.3 million for the three and nine months ended March 29, 2014, respectively, and $0.1 million and $0.2 million for the three and nine months ended March 30, 2013, respectively, all of which was primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.4 million and $7.0 million as of March 29, 2014 and June 30, 2013, respectively. Approximately $6.0 million of the unrecognized tax benefit as of March 29, 2014 and June 30, 2013, respectively, has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.4 million and $0.2 million, as of March 29, 2014 and June 30, 2013, respectively, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1998 to 2013 remain open to examination by the U.S. and state tax authorities, and the tax years 2006 to 2013 remain open to examination by the foreign tax authorities.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 29, 2014, accrued interest and penalties associated with unrecognized tax benefits was not material.

12.	Net Loss per Share

The computation of diluted net loss per share attributable to common stockholders for the three and nine months ended March 30, 2014, do not include 0.8 million and 0.9 million shares of options to purchase shares due to the net loss in those periods. The computation of diluted net loss per share attributable to common stockholders for the three and nine months ended March 30, 2013, do not include 1.0 million and 1.1 million of options to purchase shares and 0.2 million shares of unvested restricted stock due to the net loss in those periods.

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

The operating results for the Company’s identified segments are presented as follows (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues:
Robotics	$11,973	$8,254	$33,714	$25,305
Services and Support	3,148	2,689	9,566	7,816

Total revenues	$15,121	$10,943	$43,280	$33,121

Segment operating income (loss):
Robotics	$1,330	$(867)	$3,879	$(2,701)
Services and Support	1,187	953	3,725	2,385

Segment operating income (loss)	2,517	86	7,604	(316)
Unallocated research, development and engineering and general and administrative expenses	(2,190)	(1,762)	(7,248)	(7,044)
Restructuring charges	—	(114)	—	(509)
Amortization of intangible assets	(61)	(89)	(183)	(322)
Impairment of intangibles and goodwill	—	—	—	(1,708)

Operating income (loss)	266	(1,879)	173	(9,899)
Net interest expense	12	8	7	(41)
Foreign currency exchange gain	140	213	201	109

Income (loss) before income taxes	$418	$(1,658)	$381	$(9,831)

Management also assesses the Company’s performance, operations and assets by geographic areas, and, therefore, revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
(unaudited)	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Revenues:
United States	$4,619	$3,273	$11,368	$9,699
Europe	6,715	5,494	18,800	17,028
Asia	3,526	1,948	11,404	5,535
All other countries	261	228	1,708	859

Total	$15,121	$10,943	$43,280	$33,121

(unaudited)	March 29, 2014	June 30, 2013
Long-lived assets:
United States	$2,789	$3,278
All other countries	860	1,021

Total long-lived tangible assets	$3,649	$4,299

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

14.	Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for each of the three and nine months ended of March 29, 2014 and March 30, 2013 was $0.5 million and $1.4 million. Contractual obligations for each fiscal year as of March 29, 2014 are: 2014-$0.6 million; 2015-$1.9 million; 2016-$1.2 million; 2017-$0.4 million; 2018-$0.2 million; thereafter-$0.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the economic environment affecting us and the markets we serve;

•	the timing and impact of our restructuring actions and other expense-related matters;

•	sources of revenues and anticipated revenues, including the contribution from new products and markets;

•	our expectations regarding our cash flows and capital requirements and the impact of the timing of receipts and disbursements and requirements of our credit facility;

•	our new management team;

•	marketing and commercialization of our products under development and services;

•	our ability to attract customers and the market acceptance of our products;

•	our ability to establish relationships with suppliers, systems integrators and OEMs for the supply and distribution of our products;

•	plans for future products and services and for enhancements of existing products and services;

•	plans for future acquisitions of products, technologies and businesses; and

•	fluctuation of gross margin percentage.

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

OVERVIEW

Adept is a global, leading provider of intelligent robots, autonomous mobile solutions and services that enable customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing, and logistical processes. With a comprehensive portfolio of high-performance motion controllers, application development software, vision-guidance technology and high-reliability robot mechanisms with autonomous capabilities, Adept provides specialized, cost-effective robotics systems and services to high-growth markets including medical, electronics, food and semiconductor; as well as to traditional industrial markets including machine tool automation and automotive components Through sales to system integrators, distributors, OEM partners and end-user companies, we sell our products and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

Strategy

We strive to develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in industrial robots, vision guidance and autonomous vehicle technologies. In pursuit of our strategy, we intend to:

•	Accelerate the launch of our mobile robot products into the global market - Our global markets for mobile products include small flexible manufacturing, semiconductor, logistics and warehousing, and food.

•	Revitalize our core business, including expanding our packaging channels with our SoftPIC technology - Our global markets for our fixed products include small flexible manufacturing, food and packaging within our capacity range of 7.5 lbs and below.

•	Grow our services business - Offer our customers a broader selection of support solutions.

Our Actions in Support of our Strategy

•	We intend to integrate strategic relationships from core markets that will drive volume and visibility.

•	We intend to have collaborative new product development for innovative products.

•	We intend to continue to accelerate our service and support revenues with existing and new product offerings.

•	We have set specific sales objectives to leverage the cost of selling our products as we grow.

•	We intend to scale our engineering resources, supply chain, and operations worldwide.

•	We continue to foster our culture by providing employees with clear direction, a focus on accountability and execution, and bottom line results.

This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013, included in our Annual Report on Form 10-K as filed with the SEC on September 20, 2013.

Revenues. Summary information by segment is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Segment (unaudited)	March 29, 2014	% Change	March 30, 2013	March 29, 2014	% Change	March 30, 2013
Robotics
Revenues	$11,973	45%	$8,254	$33,714	33%	$25,305
Percentage of total revenues	79%		75%	78%		76%
Services and Support
Revenues	3,148	17%	2,689	9,566	22%	7,816
Percentage of total revenues	21%		25%	22%		24%

Total Revenues	$15,121	38%	$10,943	$43,280	31%	$33,121

Revenue by geography is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Geography (unaudited)	March 29, 2014	% Change	March 30, 2013	March 29, 2014	% Change	March 30, 2013
United States
Revenues	$4,619	41%	$3,273	$11,368	17%	$9,699

Percentage of total revenues	31%		30%	26%		29%

Europe
Revenues	$6,715	22%	5,494	18,800	10%	17,028
Percentage of total revenues	44%		50%	43%		51%
Asia
Revenues	3,526	81%	1,948	11,404	106%	5,535
Percentage of total revenues	23%		18%	27%		17%
Other countries
Revenues	261	14%	228	1,708	99%	859
Percentage of total revenues	2%		2%	4%		3%

Total International Revenues	10,502	37%	7,670	31,912	36%	23,422

Percentage of total revenues	69%		70%	74%		71%

Total Revenues	$15,121	38%	$10,943	$43,280	31%	$33,121

For the three and nine months ended March 29, 2014, revenues increased 38% and 31%, respectively, from the three and nine months ended March 30, 2013, primarily as a result of increased sales in Asia for semiconductor processing and general manufacturing applications, and increased sales in other countries for food packaging as well as due to increased services and support revenue worldwide.

Gross Margin. For the three and nine months ended March 29, 2014, gross margin was 46% in each period, and increased from 43% and 39% for the three and nine months ended March 30, 2013, respectively. The increases in gross margin for the nine month period was primarily the result of a lower gross margin for the nine months ended March 30, 2013 due to an increase of the excess and obsolete inventory reserve, as well as to improved product mix and cost reduction efforts.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

For the three and nine months ended March 29, 2014, total operating expenses increased 1% and decreased 13%, respectively, from the three and nine months ended March 30, 2013, primarily the result of higher compensation expense associated with stock options, and for the nine month period, restructuring and impairment of intangible assets and goodwill charges totaling $2.2 million during the nine months ended March 30, 2013.

Research, Development and Engineering Expenses. Research, development and engineering (“R&D”) costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product. For the three and nine months ended March 29, 2014, R&D expenses were $1.8 million and $5.2 million, respectively, compared to $1.8 million and $5.9 million for the three and nine months ended March 30, 2013, respectively. The decrease in R&D expenses for the nine months ended March 29, 2014 was primarily due to lower headcount.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs. For the three and nine months ended March 29, 2014, SG&A expenses were $4.8 million and $14.5 million, respectively, compared to $4.5 million and $14.3 million for the three and nine months ended March 30, 2013, respectively. The primary reason for the increase in SG&A expenses was higher stock based compensation expense.

Amortization. For the three and nine months ended March 29, 2014, amortization of other intangible assets expense was $0.1 million and $0.2 million, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended March 30, 2013, respectively.

Restructuring charges. Operationally from time to time, Adept has undertaken restructuring and other cost reduction actions to support its financial model which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities. For the three and nine months ended March 29, 2014, there were no restructuring charges, compared to $0.1 million and $0.5 million for the three and nine months ended March 30, 2013.

Foreign Currency Exchange Gain. Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. For the three and nine months ended March 29, 2014, foreign currency exchange gain was $0.1 million and $0.2 million, respectively, compared to $0.2 million and $0.1 million for the three and nine months ended March 30, 2013, respectively, due to movements in foreign currency exchange rates. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.

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

For the three and nine months ended March 29, 2014, the provision for income taxes was $0.2 million and $0.3 million, compared to $0.1 million and $0.2 million for the three and nine months ended March 30, 2013, respectively, all of which related primarily to taxes in non-U.S. jurisdictions and state minimum taxes.

Liquidity and Capital Resources

As of March 29, 2014, cash and cash equivalents were $6.6 million, an increase of $0.3 million from June 30, 2013. Cash used in operating activities for the nine months ended March 29, 2014 was $0.3 million, representing year to date net income of $0.1 million adjusted for non-cash depreciation, amortization and stock based compensation expenses of $2.5 million, offset by the use of $2.8 million of cash for working capital. Cash used by investing activities was $0.2 million for purchases of property and equipment and for restricted cash. Cash provided by financing activities was $1.1 million from proceeds received from the exercise of stock options and the employee stock purchase plan offset in part by payment for taxes for restricted stock awards surrendered to satisfy tax obligations upon vesting.

Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations set forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provided that holders of the redeemable convertible preferred stock are entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrued at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock was convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In February 2014, all of the outstanding redeemable convertible preferred stock plus accrued dividends through the date of conversion was converted into 1.7 million shares of common stock of the Company. As a result, no shares of preferred stock are outstanding and no further dividend obligations exist.

Bank Line of Credit

The Company has a credit facility with a bank which was originally entered into in 2009, amended and restated in 2013 and amended in 2014. Pursuant to the credit facility, Adept may borrow up to $8 million, at an 80% advance rate against eligible domestic accounts and up to $6 million against eligible foreign accounts (at specified advance rates of 90% or 70%, depending on the currency in which the receivable is payable), and eligible export-related inventory (at a 75% advance rate). The advance rates are subject to adjustment at the bank’s discretion.

The maturity date of the credit facility as amended in March 2014 is June 22, 2014. The maximum aggregate borrowing under the facility may not exceed $8 million, and the face amount of financed domestic accounts receivable may not exceed $10 million. The amount of export-related inventory advances outstanding at any time may not exceed the lesser of $3.6 million or 60% of the outstanding obligations under the sublimit. If outstanding obligations at any time exceed any of these limits, Adept must repay the excess. Interest is charged at the bank’s announced prime rate plus 1.75% per annum and is based on the full face amount of financed accounts receivable, and the gross amount of financed export-related inventory, rather than the actual amount of the advances.

At March 29, 2014, Adept had no outstanding principal balance under the facility.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 29, 2014, Adept carried out an evaluation, under the supervision and with the participation of members of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Adept’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Our CEO and our CFO have concluded based on this evaluation, that as of December 28, 2013, Adept’s disclosure controls and procedures were effective at the end of the fiscal quarter to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls over Financial Reporting

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. There have been no other changes in Adept’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the nine months ended March 29, 2014, that have materially affected, or are reasonably likely to materially affect, Adept’s internal control over financial reporting.

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

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept intends to vigorously appeal this decision and the ultimate outcome cannot be determined at this time. No amount has been accrued in the consolidated financial statements related to this matter.

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

Common stock issued during the third quarter in satisfaction of dividend obligation on the then outstanding Series A redeemable convertible preferred stock which is covered by the Company’s registration statement on Form S-3 relating to the preferred stock:

January 2, 2014	6,142 shares
February 19, 2014	2,473 shares

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 18, 2014, the Compensation Committee of the Board of Directors approved an increase in annual base salary compensation for Seth Halio, Chief Financial Officer, to $235,000 commencing April 1, 2014.

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

ADEPT TECHNOLOGY, INC.

By:	/s/ SETH HALIO
Seth Halio
Chief Financial Officer
(principal financial and accounting officer)

By:	/s/ ROB CAIN
Rob Cain
President and Chief Executive Officer
(principal executive officer)

Date: May 8, 2014

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.1	Summary of Director Compensation (as amended February 2014) (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014).

10.2	Amendment No. 1 to the Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

10.3	Amendment No. 1 to the Loan and Security Agreement (EX-IM Loan Facility) incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2014

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 29, 2014 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 29, 2014 and June 30, 2013 (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended March 29, 2014 and March 30, 2013 (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 29, 2014 and March 30, 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
+	Filed with this Quarterly Report on Form 10-Q