Form 10-K
period 2014-06-30
ADEPT TECHNOLOGY INC
filed 2014-08-25
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the Nasdaq Global Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 28, 2013) was $122,913,993. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of August 15, 2014, approximately 13.1 million shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders to be held on November 13, 2014, referred to as the Proxy Statement, are incorporated by reference into Parts I and III hereof.

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

In this report, unless the context indicates otherwise, the terms “Adept,” the “Company,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

This report contains trademarks and trade names of Adept and other companies. Adept has 203 trademarks of which 12 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): Adept®, AIM® , HexSight® , AdeptVision® , Motivity® , Adept Cobra™, AdeptQuattro™, AdeptViper™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, Adept Anyfeeder™, Adept ACE™, Adept PAC™, SoftPic™, Lynx™, Enterprise Manager™, Motivity™, Seekur™, and PatrolBot™.

ITEM 1.	BUSINESS

Adept is a global, robotics-based automation supplier. Through our integrated offerings of both industrial and mobile robots we help our customers improve the speed, quality and efficiency of their production environments. We design and manufacture industrial and mobile robots along with a complementary suite of control and vision systems and software which are used for assembly, packaging, handling, testing and logistics applications in both fixed repetitive and unstructured environments. These products are offered to our customers along with a broad range of service and support options.

Adept helped pioneer the robotics industry, and with more than 30 years of operating expertise, we continue to lead in the development of innovative robotics solutions to meet the changing needs of automation. Our robotic solutions are targeted at automated applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, distributors, original equipment manufacturer (“OEM”) partners and end-user companies, we provide flexible, cost-effective robotics systems, software and services to a variety of markets, including electronics, food, semiconductor, warehouse/logistics, medical, and automotive.

Our headquarters are located in Pleasanton, California, and we maintain facilities in New Hampshire, France, Germany, Singapore and China for business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Capital Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 78%, 78%, and 83% of our total revenues in fiscal 2014, 2013 and 2012, respectively. Revenue from our Services and Support segment accounted for approximately 22%, 22%, and 17% of our total revenues in fiscal 2014, 2013 and 2012, respectively. Additional information for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Overview

Key benefits of automation include improved process control, efficiency and productivity, higher and more consistent quality, and improved traceability. For decades, industries such as automotive assembly and electronics have used robotic systems in their manufacturing operations to stay competitive, reduce costs and provide a safer environment for workers. Such industries are heavily dependent on automation to manufacture, assemble and package their products. In many other industries, the use of automation is only just beginning, spurred by changes in the regulatory and competitive environment, and always with a focus on achieving greater productivity at a lower cost.

We classify robots into two categories, fixed (industrial) robots (multi-axis) and mobile robots (autonomous vehicles). Adept manufactures both types of robots and offers many options such as vision and automation control software and related hardware, parts feeding and enterprise-level software. Each application typically has specific capability requirements and the broad technical depth at Adept allows us to offer a diverse selection of products into existing and new high-growth opportunities.

The industrial robots we supply include:

•	SCARA (Selective Compliance Assembly Robot Arm)/four axis

•	Articulated/six axis

•	Parallel/four axis

•	Linear module/Cartesian

The mobile robots we supply include:

•	Autonomous mobile robots for the transportation of materials

•	Autonomous mobile robots with an integrated conveyor

•	Autonomous mobile robots with integrated SCARA for the handling and transport of materials

•	Autonomous mobile robots for research applications in a non-commercial environment

Robotic automation continues to be a key enabler for a broad range of applications and industries. Adept robots are ideal in situations that are either hazardous or too repetitive/tedious for non-automated handling by humans, and applications that require high precision and speed, including:

•	Manufacturing parts assembly

•	Handling - parts/food/packages

•	Packaging

•	Transporting/logistics

•	Warehouse - order fulfillment

•	Testing

•	Dispensing

Markets

Semiconductor

In a semiconductor fab, the two main cost reduction challenges are labor and yield. The Adept Lynx® mobile robot allows labor to be redeployed to high value-add tasks in a fab. In terms of yield, the Lynx reduces errors and drops of SMIF pods (containing expensive semiconductor wafers); eliminates rough handling of SMIF pods;

eliminates human “dust”; improves cycle time with automated, optimized wafer movement. Adept’s mobile robots provide unique, cost-effective solutions for both of these challenges.

Packaging

The use of packaging around commercial products continues to increase, as factors such as expediency, variety and safety have become more important to consumers. Additionally, automated packaging can deliver benefits such as convenience, branding or market differentiation. Increased use of packaging in various consumer products is fueling the need for automation to address the challenges that arise in the packaging process. These challenges include the need for flexibility, the need to maintain a clean or sterile environment, the ability to process high volumes and the ability to track products that are perishable or that may pose future unknown risks. Cost considerations are also an important catalyst for automated packaging, particularly in applications such as food, where products are often packaged locally for various reasons including freshness, regional branding or specific regulatory requirements. Automation is often a more cost efficient alternative to maintaining a relatively larger number of employees as productivity can be achieved more quickly, in less space and with less risk of contamination.

Electronics

The combination of high product volumes and continual price erosion in the electronics market has long created demand for the use of automation to ensure the highest yields at the lowest cost. Automation solutions are used to help manufacture and assemble a host of electronic products such as computer disk drives, cell phones and printer cartridges and components. This market is very cyclical in terms of its investment in automation technology, with periods of significant investment in adding capacity or enhancing existing systems typically followed by periods of relatively low investment. As the product lifecycle for consumer electronics continues to shorten, manufacturers need increasingly flexible automation lines enabled by robotic solutions.

Automotive and Industrial

Automation enables important benefits in the automotive and industrial markets, including higher yields, better and more consistent quality and lower cost. In automotive applications, automation can provide the speed and precision required to handle small, high-volume components such as sensors and electronic components. In industrial manufacturing applications, the automation of machine tools and other industrial equipment provides a more productive and safer environment while allowing human labor to be re-deployed to higher value added tasks. This is particularly true in the use of mobile robots to eliminate personnel pushing carts in a factory. Additionally, automation plays an important role in containing costs in high labor cost regions such as Europe, where governmental policies have encouraged automotive and industrial manufacturing to remain local.

Logistics/Warehouse

One of the largest sectors where logistics is of primary consideration is in warehousing and distribution. Managers of these processes are faced with multiple operational and environmental challenges while simultaneously facing ever increasing customer requirements. Automation is often a financially attractive alternative to manual processes for not only the labor cost savings, but also due to the potential improvements in productivity, order accuracy, reduced space requirements, increased volume capacity, and control of inventory. While this growth in automation is occurring, there is also a need for supply chains to become more agile to serve rapidly changing markets. To address these divergent requirements, automation is being required to offer heightened levels of flexibility. This is increasingly achieved through the use of mobile robot technologies such as the Lynx mobile robot to autonomously transport materials as instructed directly by the warehouse enterprise software.

Food

Driven by global competition, changes in consumer buying habits and tightening of governmental safety and hygiene requirements, food processors worldwide are turning from hard automation and manual packing towards robotics in order to achieve food safety, manufacturing flexibility and improved sanitation in their food packaging lines. Primary food packaging sectors, where robots come in direct contact with food, include raw and processed meats and poultry, seafood, raw and processed fruits and vegetables, baked goods and confectionary. Secondary food application sectors, where packaged food is placed into larger packages, include kitting, cartoning and palletizing.

Flexible Manufacturing

As manufacturers worldwide strive to respond to both B2B and B2C markets that are constantly demanding new and more varied products, designing processes that support multiple product lines or numerous short life-cycle products are major challenges. Companies that manufacture consumer products have SKUs that number in the hundreds with updates, changeovers and short delivery times requiring high adaptability. Faster, more accurate and multi-arm robotic cells bring the ability to run different products on a production line, perform a wide variety of repeatable tasks, and handle multiple applications, contributing greatly to flexible work cells. These capabilities, along with more sophisticated robotic end effectors, flexible feeders instead of hard automation and autonomous indoor vehicles instead of hard conveyances, are enabling efficient product changeover and flexibility that reduce costs and time to market.

Scientific and Academic Research

Governments promote funding for robotics research as a way to increase manufacturing competitiveness and productivity. Investigations are carried out within university engineering and computer science departments, as well as standalone government and military research labs. Disciplines include mapping and navigation, machine vision, multi-robot systems control, human-robot interaction, mobile manipulation and robot-enabled medical applications. When possible, laboratories will use pre-built robotic assemblies in favor of developing specialized hardware. Platforms are programmable with open architecture and can be modified for specific investigations and integrated with customized effectors and sensors.

Market Applications

Adept designs and manufactures industrial and mobile robots along with related control and vision systems and software for a diverse group of customers:

Market	Application	Adept Product
Semiconductor	Solar	Cobra™, Viper™, Python™, Quattro™
	Wafer Transport	Lynx®, Cobra™, Viper™
	Reticle Handling	Lynx®, Cobra™

Packaging	Kitting	Cobra™, Viper™, Python™, Quattro™
	Cartoning	Cobra™, Viper™, Python™, Quattro™
	Palletizing	Viper™

Electronics	Assembly	Cobra™, Viper™, Python™, AnyFeeder™, Flexibowl®
	Packaging	Cobra™, Viper™, Python™, Quattro™
	WIP Replenishment	Lynx®™, Enterprise Manager™
	Transport of Finished Goods	Lynx®™, Enterprise Manager™

Automotive/Industrial	Component Assembly	Cobra™, Viper™, Python™, AnyFeeder™, Flexibowl®
	Material Transfer	Cobra™, Viper™, Python™, Quattro™
	Machine Tending	Viper™
	WIP Replenishment	Lynx®™, Enterprise Manager™
	Transport of Finished Goods	Lynx®™, Enterprise Manager™

Logistics/Warehouse	Order fulfillment	Lynx®, Enterprise Manager™
	Inventory picking	Lynx®, Enterprise Manager™, Cobra™, Viper™
	WIP Replenishment	Lynx®, Enterprise Manager™

Food	Primary Packaging	Quattro™, Cobra™
	Secondary Packaging	Quattro™, Cobra™, Viper™
	Palletizing	Viper™
	Transport of Finished Goods	Lynx®™, Enterprise Manager™

Flexible Manufacturing	Assembly	Cobra™, Viper™, Python™, Quattro
	Dispensing	Cobra™, Viper™
	Flexible Feeding	AnyFeeder™, Flexibowl®
	WIP Replenishment	Lynx®™, Enterprise Manager™

Products

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

Adept SmartVision

The Adept SmartVision™ is a high-performance vision processor, optimized to run Adept ACE™ software and its extensions. It can be used as a standalone solution for vision guidance and inspection applications or seamlessly integrated with multiple robots, conveyors, grippers, cameras and sensors.

Software

Adept ACE

Adept ACE (Automation Control Environment) is PC-based software for configuring, calibrating, and managing equipment in a workcell. This functionality is accessed through a user-friendly graphical user interface (GUI). Adept ACE software is built on a modular framework, which reduces the cost of programming complex applications with conveyor tracking and vision guidance.

ACE PackXpert

ACE PackXpert™ is an extension of Adept ACE, designed to rapidly deploy flexible automation solutions. PackXpert™ speeds the configuration of applications by setting up the number of robots, controllers, conveyors, vision tools, and the sequencing of process steps. The software generates all the underlying robot programming based on the user’s application.

AdeptSight

AdeptSight™ is an extension of Adept ACE, designed for vision guidance and inspection applications. AdeptSight™ makes it easy to calibrate and synchronize cameras, conveyors, grippers and robots. The software is capable of identifying randomly oriented products of various sizes and colors at very fast cycle times.

Adept ePLC Connect

The Adept ePLC Connect server software provides seamless connectivity with a customer supplied Programmable Logic Controller (PLC). All robotic application programs and locations are defined and reside within the user’s PLC. The ePLC Connect software runs on the Adept SmartController and interprets PLC ladder logic programming, and commands the robot to move accordingly. Customers new to robotics can install, program, operate and support high-performance robots with the familiar interface and programming language of their existing PLC.

Fixed Robots

Adept Quattro Parallel Robots

The Adept Quattro™ robot is the world’s fastest parallel robot. The patented four-arm design, advanced control algorithms, embedded amplifier, and large work envelope make Quattro™ the ideal robot for high-speed assembly, processing, packaging, and other manufacturing applications. Quattro™ comes with a 650 or 800 mm reach, a minimal footprint, and delivers sustainable, smooth motions at high speeds. The Adept Quattro™ s650HS version is USDA-accepted for meat and poultry processing.

Adept Viper 6-axis Robots

The Adept Viper™ robot is a high-performance 6-axis robot with a 650, 850, 1300, or 1700 mm reach. Adept Viper robots have the added flexibility afforded by their 6-axis design. Adept Viper robots include the Adept SmartController, equipping each with conveyor tracking and vision guidance capabilities. All Viper robots are available in wash-down configurations, and the Viper s650 and s850 are available in cleanroom configurations.

Adept Cobra SCARA Robots

The Adept Cobra™ robot is a high-performance four-axis SCARA robot with a 350, 600, or 800 mm reach. Adept Cobra robots offer an industry-leading combination of speed, accuracy and repeatability. Adept Cobra s-Series robots (s350, s600, and s800) include the Adept SmartController, equipping each with conveyor tracking and vision guidance capabilities. Adept Cobra i-Series robots (i600 and i800) feature embedded controls and amplifiers in the robot’s base, simplifying the design, reducing the cost, and increasing the footprint efficiency. The Adept Cobra s800 inverted robot is the ceiling-mount version of the Cobra SCARA robot. The inverted Cobra robot delivers high performance, an 800-mm reach, and a minimal footprint.

Adept Python Linear Modules

Adept Python™ linear modules are designed for scalability and flexibility. Adept Python modules incorporate unique design features, making them one of the most robust modules for single-axis, dual- axis, three-axis, or four-axis applications with rotation, gantry, and cantilever configurations. Adept Python modules have a manufacturing process that delivers a fully-assembled and tested system. All Python modules are available in both cleanroom and ESD versions.

Mobile Robots

Adept Lynx

The Adept Lynx® is an autonomous indoor vehicle with a configurable payload for the transport and handling of goods. The Lynx includes Mobile Planner™, Adept’s proprietary self-navigation software ideal for use in crowded and highly dynamic environments, tight hallways and applications where a highly flexible, fully autonomous vehicle is advantageous. Adept OEM partners and payload developers (integrators) enjoy access to a reliable drive system, an on-board power supply, automated self-charging, and I/O for integrating payload hardware onto the mobile platform. The Adept Lynx is capable of transporting up to 130 kg with an uninterrupted runtime of up to 10 hours a day and a rapid recharge cycle less than 4 hours.

Adept Lynx Courier

The Adept Lynx® Courier is an intelligent mobile transporter that combines a high payload autonomous platform with an onboard controller and software for map generation and vehicle guidance. Material transports can be initiated from a wireless call box located at operator stations and dispatched using pre-programmed destination buttons located on the vehicle. The Lynx Courier, with its wireless communication capability and payload compartment, can be used for applications in logistics, warehouse, offices, biotech, and manufacturing facilities. The Adept Lynx Courier reduces or eliminates manual transport tasks, shortens turnaround time, and increases operational efficiency by re-applying labor from moving goods to higher-value tasks.

Adept Lynx Transporter-Semi

The Adept Lynx® Transporter-Semi combines a Lynx autonomous indoor vehicle with a multi-wafer pod carrier to move wafer pods throughout a semiconductor fab. It is designed to transport up to four wafer pods in a dynamic cleanroom environment while operating safely and collaboratively alongside people. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Transporter improves production yield by eliminating human-generated dust particles and by following instructions from the fab production software system, ensuring no errors in the location of wafer pods. It enables implementation of lean methodologies in the workflow and allows redeployment of a limited labor pool to higher value-add tasks.

Adept Lynx Handler-Semi

The Adept Lynx® Handler-Semi combines a Lynx autonomous indoor vehicle with a collaborative 4-axis robot to produce a highly versatile mobile robot designed to pick, place and move semiconductor wafer pods throughout a wafer fab. The Lynx Handler can exchange wafer pods from a variety of processing equipment, stockers and storage (work in progress, or WIP) racks. The Lynx Handler moves nimbly within narrow aisles, operates safely alongside people, and operates collaboratively within a fleet of Lynx vehicles. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Handler-Semi improves production yield by eliminating human-generated dust particles and by following instructions from the fab production software system, ensuring no errors in the physical handling or the identification of wafer pods.

Adept Lynx Conveyor

The Adept Lynx® Conveyor combines a Lynx autonomous indoor vehicle with a motorized conveyor platform, producing a highly versatile mobile robot designed to receive, transport and deliver materials or goods throughout warehouses, distribution centers and manufacturing environments. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Conveyor moves nimbly within narrow aisles and operates safely alongside people. As an alternative to fixed conveyors, the Lynx Conveyor offers flexibility to existing work environments where material flow changes periodically. It also dramatically reduces manual transport tasks, shortens turnaround time, enables lean workflow processes and increases operational efficiency by allowing redeployment of personnel to higher value-add tasks.

Adept Enterprise Manager

When multiple Lynx® vehicles operate within an area, to achieve high levels of efficiency they require a management system capable of supervising the fleet and interfacing with the operational environment and its associated infrastructure. Enterprise Manager provides the critical role of managing activities for traffic control and job allocation by communicating with existing IT systems, interfacing with I/O on internal devices and equipment, and storing navigation parameters for the entire system. Adept Enterprise Manager is a management system that operates on Adept‘s SmartFleetEX hardware and uses a systems-network approach for the coordination of autonomous indoor vehicles while providing traceability, job allocation, and traffic control across the entire fleet.

Infeeds

Adept AnyFeeder

The Adept AnyFeeder™ paired with an Adept robot and integrated vision guidance supports a high degree of product variation and brings true flexibility to part feeding. Using an AnyFeeder to present parts to a robot increases the overall throughput of the system and improves the cost-per-pick ratio. AnyFeeders are designed to handle a wide array of loose small parts, including parts of different shapes and materials, minimizing product changeover times and increasing line utilization.

Adept FlexiBowl

The Adept FlexiBowl™ is an innovative feed solution for use with any Adept robot and vision system. The feeder is designed to handle a wide array of loose small parts, including parts of different shapes and materials. The feeder is capable of carefully and quickly feeding parts that are tangled or made of different materials such as rubber or silicone or parts that are fragile, cylindrical or even oiled. Utilizing a direct-drive motor, the Adept FlexiBowl operates reliably and quietly and is easy to operate. Its circular band tracking permits the removal of parts during movement, delivering higher throughput, and its unique design delivers a more flexible and efficient alternative to traditional vibration feeders. The Adept FlexiBowl is available in a 350 mm and 500 mm diameter models.

Sales and Marketing

Adept markets and sells its products worldwide through a network of systems integrators, distributors and OEMs as well as through its direct sales force directly to end customers. Systems integrators and OEMs may add their own application-specific hardware and software to Adept products, resulting in solutions that are sold to companies across a range of industries.

No one customer accounted for greater than 10% of total revenues in any of the years ended June 30, 2014, 2013 and 2012. Our business is not generally dependent upon any single customer, such that the loss of a single customer in the future would not be expected to have a material adverse effect on the Company; however, at June 30, 2014 and 2013, one customer accounted for 7% of accounts receivable and one customer accounted for 21% of accounts receivable, respectively.

To support our sales efforts we maintain application technology centers around the world, where our team of application engineers collaborates with customers to validate robotic concepts and test technologies. Locations include facilities in the Pleasanton, California; Amherst, New Hampshire; Dortmund, Germany; Annecy, France and Singapore.

Service and Support

We maintain customer support and field service staff in major markets within the United States, Europe, and Asia. Adept supplements our staff by using in-market distributors. This organization works intimately with customers, system integrators and independent representatives to service equipment. We also train customers to use our products and explore additional applications of our technologies.

Adept offers on-site field service, comprehensive training courses, applications support, field upgrades, factory repair and remanufactured products. Many of Adept’s customers have manufacturing facilities that are operated 24 hours a day. Adept provides year round 24/7 support to customers. We provide parts and service warranties on our equipment, software and services. Warranties on some of our products and services may be shorter or longer than one year.

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

In both our primary research and development facility in Pleasanton, California, our development facilities in Amherst, New Hampshire, and Annecy, France, we focus on the development of motion controls, mobile robots, robot arms, robot mechanisms, vision software, autonomous navigation software, and real-time application software.

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2014, we had 35 employees engaged in research, development and engineering. Our research, development and engineering expenses were $6.8 million in fiscal 2014, $7.6 million in fiscal 2013, and $8.7 million in fiscal 2012.

Manufacturing

One of our core manufacturing strategies is to tightly control our supply of key parts, components, sub-assemblies and outsourcing partners. We primarily utilize vertical integration when we have proprietary internal capabilities that are not available from external sources in a cost-effective manner. We believe this is essential to maintain high quality products and enable rapid development and deployment of new products and technologies. We provide customers with 24-hour technical expertise and quality that is International Organization for Standardization (“ISO”) certified at our principal manufacturing sites.

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

Intellectual Property

Because our success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2014, we had 18 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

Competition

The market for robotics-based automation is very competitive. Adept competes against a number of global companies, including ABB, Epson, Fanuc, Kuka, Yaskawa, Denso, Motoman, Staubli, Amazon (Kiva), Aethon, MetraLabs Seegrid, Savant and Neobotix. We also compete with individual country-based vendors. We compete globally based on our integrated industrial/mobile product offering, performance capability, capacity, reliability, cost of ownership, and performance advantages for the widest range of commercial and scientific research applications. Other considerations by our customers include warranty, global service and support and distribution.

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

Foreign Operations

We operate globally, with corporate headquarters in Pleasanton, California and European headquarters in Dortmund, Germany. Our principal executive offices are located at 5960 Inglewood Drive, Pleasanton, California 94588 and our telephone number at that address is (925) 245-3400. Additionally, we lease sales and operations facilities in New Hampshire, France, Singapore and China. See “Properties” for a further discussion of our offices and facilities.

Employees

At June 30, 2014 , we had 152 employees worldwide. Of the total, 35 were engaged in research and development, 42 in sales and marketing, 29 in service and support, 25 in operations, and 21 in administration.

See Part III of this Form 10-K regarding information about our Executive Officers.

Government Regulation

As of June 30, 2014, we have no principal products or services pending government approval. Furthermore, there are no existing or probable government regulations material to our business. We have one product with USDA accreditation for use in meat and poultry packaging.

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

We generally recognize revenues upon shipment, or in certain cases upon receipt by customers. As a result, our revenues and results of operations are affected by the timing of orders received and shipped. A significant percentage of our shipments occur in the last month of each quarter, making reliable forecasting of demand level for our products for a particular quarter difficult. Further, an order cancellation, reduction or delay in shipments near the end of a fiscal period may cause sales to fall below expectations and harm our operating results for that period. We have and may also enter into agreements requiring us to accept certain orders meeting agreed criteria and to hold specified levels of inventory. To address this, we periodically stock inventory levels of completed robots, machine controllers and certain strategic components. As a result, our operating results vary, our stock price is volatile, and we may not be able to achieve or sustain our profitability on a quarterly or annual basis.

We have experienced operating losses and negative cash flow in the past, and have limited liquidity resources, which could impair our ability to invest in growth and adversely affect our operations.

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In June 2012, we raised approximately $3.1 million in connection with our public offering of common stock, and in September 2012, we raised approximately $7.6 million of net proceeds, after estimated expenses, in connection with our redeemable convertible preferred stock financing, which has been fully converted into common stock. These financings increased our cash resources and allowed us to pay off our previous line of credit, but our liquidity remains limited and restrictions and tax consequences may limit our access to existing cash balances from our foreign operations. We have historically relied on a line of credit which expires in March 2016. We depend on the cash raised from our recent financings and funds generated from operating activities to sustain and grow our business. We do not anticipate paying any dividends on our common stock. If we are unable to obtain sufficient capital on favorable terms, it could undermine our ability to pursue expansion opportunities and could limit the working capital available to our business, harming our operating results.

Our restructuring efforts may not be effective, might have unintended consequences, and could negatively impact our business.

We have restructured our operations in response to changes in the economic environment, our industry and demand, including restructuring programs in the second quarters of fiscal years 2012 and 2013 to streamline operations, consolidate facilities and reduce our work force. We reviewed and aligned our strategic priorities and rebalanced our investments to maintain sufficient liquidity and to focus on growth in our core markets. Despite our planning, some cost-cutting measures could have unexpected negative consequences, including loss of key personnel, or the loss of customers.

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

Our management team, including our Chief Executive Officer, is new and we are experiencing other significant personnel changes, including the addition of our Chief Financial Officer and Chief Business Development and Strategy Officer. Integrating new management into existing operations always carries risk. If we are unable to effectively build our new management team or integrate our new team members, our operations and prospects could be harmed.

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

The global economic downturn has created a widespread slowdown in capital investment, manufacturing, and demand for consumer products particularly in the disk-drive and solar markets. In response, our suppliers have or may increase their prices or reduce their output. Some of our customers (including systems integrators) have, and may continue to, defer, reduce or cease to place orders for our products, or may delay or default on their payment obligations, reducing our revenues or increasing our credit losses, which would negatively affect our financial results.

Our inability to accurately forecast, or react quickly and adequately to increases or decreases in demand for our products could harm our business and results of operations.

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success depends upon the capital expenditure budgets of our customers, which tend to be cyclical. The economic downturn resulted in cutbacks in capital spending in some of our major markets, and our business has been, and may continue to be, negatively affected. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity, and accelerated declines in average selling prices. During periods of declining demand, we have implemented several worldwide restructuring programs to realign our business and lower our expenses. However, our ability to reduce expenses is limited by our need to retain and motivate key employees, and by our need for continued investment in product engineering, research and development. We also have extensive ongoing customer service and support requirements, must maintain inventory to satisfy potential customer commitments, and have certain fixed administrative costs. Further, our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, may lead to an increased risk of excess or obsolete inventory.

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

We have significant and expanding operations outside the United States, including a presence in Asia. A substantial majority of our revenue is derived from non-U.S. sales: international sales represented 77% and 74% of revenues for fiscal 2014 and fiscal 2013 , respectively. We expect that revenue from our international sales and operations will continue to be a significant portion of our total revenue. We also purchase some critical components from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations, including:

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

Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance, and to install and integrate our products into larger systems. As a result, our sales process is often subject to evaluation and approval delays typically associated with large capital expenditures. The sales cycles for our products often last for months or years, and orders expected in one quarter may shift to another or be canceled because of a customer’s budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent revenue generation. The time required for our customers to incorporate our product into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.

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

Our competitors include robot, motion control, machine vision, and simulation software companies, many of which have substantially greater resources than we do. Our competitors in the robot market also include integrated manufacturers that produce robotics equipment for internal use, and also compete with our products for sales to other customers. Because they can generate substantial unit volumes to satisfy internal demand, these competitors may have greater pricing flexibility. During the recent economic downturn, we experienced aggressive price reductions and other accommodations by our competitors, in addition to increased price sensitivity by our customers. We believe that the principal competitive factors affecting the market for our products are:

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

Our acquisitions of MobileRobots and InMoTx expanded our business with new technologies and solutions for additional markets commencing in fiscal 2011. We had little or no experience in these markets prior to the completion of these acquisitions and are unable to accurately forecast the future commercial acceptance of these product lines. In response to a decline in sales across our business beginning at the end of fiscal 2012, we have focused our efforts on our core competencies and sources of revenue generation and have invested fewer resources in new businesses which take longer to build revenue. In connection with our restructuring, we have focused on our core and mobile businesses and we have also altered our sales model for our packaging business to a channel focus. This may negatively impact the growth of our new businesses and revenue potentially earned from related new products.

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

Any future acquisitions may disrupt our business and harm our operating results.

We have acquired technologies and companies in the past and may acquire other businesses and technologies to further our strategic objectives. These new businesses may require investment to introduce new products to customers without any guarantee of revenues sufficient to fund these investments and to make these businesses successful.

Acquisitions present risks, including:

•	significant expenditures of cash and dilutive stock issuances;

•	difficulties in integrating product offerings, operations, or workforce;

•	difficulties in establishing and maintaining effective uniform standards, controls, procedures and policies;

•	the loss of key personnel or customers from either our current business or the acquired company’s business;

•	adverse effects on existing supplier relationships;

•	disruptions of our on-going businesses and diversion of resources and management’s attention;

•	difficulties in realizing our financial and strategic objectives for the acquired business;

•	negative impact on results of operations due to goodwill impairment write-offs, amortization of intangible assets other than goodwill, or assumption of anticipated liabilities;

•	risks of entering new markets, geographic areas, and distribution channels in which we have limited or no previous experience; and

•	assumption of unanticipated liabilities, such as problems with the quality of the acquired company’s product.

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

Our systems and controls are sold in a variety of industries, including semiconductor, food, packaging and medical, among others. We have increased our strategic focus on sales for certain applications that are more highly regulated, including the automation of repetitive operations in diagnostic and pharmaceutical labs. As we seek sales in the medical and food packaging industries, we must ensure that our products and systems comply with applicable regulatory requirements. This will increase our costs and our failure to comply with these requirements could damage our ability to sell our products or subject us to regulatory actions or fines.

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

Our inability to attract, train, motivate, and retain qualified management, sales, and technical personnel could adversely affect our ability to design, manufacture, market and sell our products, and to meet our requirements as a public company. Many companies with which we compete for qualified personnel have greater resources than we do. In addition, in making employment decisions in the technology industry, job candidates often consider the value of the equity they receive in connection with their employment. Therefore, volatility in the price of our stock may adversely affect our ability to attract or retain technical personnel, which could harm our business.

Compliance with recently passed health care legislation and potential increases in the cost of providing health care plans to our employees may adversely affect our business.

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, the “Acts”) became law in March 2010. The Acts contain provisions that will affect employer-sponsored health care plans, but it remains uncertain whether and by how much the Acts will increase health care costs of employers. Significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

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

Our concentration of our equity ownership among few stockholders could adversely affect the liquidity and market price of our securities, and may permit a few stockholders to influence the results of stockholder decisions.

We have 13,066,054 shares of common stock outstanding as of August 15, 2014. A small number of holders own the substantial majority of our outstanding equity. These securities are generally freely tradable or subject to registration statements, permitting their sale with little or no restriction. The potential sale of these securities creates meaningful overhang on the market for our securities and sales by any of these large holders would increase the current volatility of our common stock, the market price of which is affected by our low trading volume. This may affect the trading market for our stock, and could control the results of matters requiring stockholder approval, which may delay or prevent a change of control or negatively affect our stock price.

Stockholders may experience dilution of their ownership interests and the market price of our common stock may be depressed by future issuances of additional shares of our equity securities.

We issued 920,000 shares of our common stock in a public offering in June 2012 and 8,000 shares of redeemable convertible preferred stock in September 2012, all of which was converted into common stock in 2014. We may issue additional common or preferred stock or other equity securities for various reasons, including financing our operations, fund acquisitions or hire or retain employees. Issuances of our equity securities, or the perception that such issuances may occur, could dilute the interests of our stockholders and have a material negative effect on the trading price of our common stock. The rights and preferences of any preferred stock we issue may decrease the perceived value, and thus the trading price, of our common stock. The preferred stock may be convertible at the holder’s option and the issuance of common stock upon such conversion could require us to issue a significant number of shares of our common stock and dilute existing shareholders.

At June 30, 2014, options to purchase approximately 1.2 million shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 0.4 million shares of common stock were reserved for future grant and issuance under such plans. We can also issue shares under our employee stock purchase plan, which had approximately 0.3 million shares available for issuance at June 30, 2014. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. Option exercises and employee stock purchase plan purchases could increase the number of common shares outstanding and could adversely affect the prevailing market price of our common stock, due to our low trading volume. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the dilution of our stockholders’ equity interest.

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

Our headquarters and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 56,891 square feet in Pleasanton, California, covered by two lease agreements, both of which expire in December 2015. Other leased facilities include Amherst, New Hampshire; Dortmund, Germany; Annecy, France; Shanghai, China and Singapore. All of our facilities are used by both of our two reportable business segments and are sufficient for our business needs in fiscal 2015.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, Adept is party to various legal proceedings or claims, either asserted or unasserted, which arise in the ordinary course of our business. We have reviewed pending legal matters and believe that the resolution of these matters will not have a material effect on our business, financial condition or results of operations.

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor. Adept reached agreement to settle this matter, subject to judicial approval, and accrued in 2014 $159,000 relating to the settlement.

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

	Three Months Ended
	Jun 30, 2013	Mar 30, 2013	Dec 29, 2012	Sep 29, 2012	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Oct 1, 2013
	Fiscal Year 2013				Fiscal Year 2014
High	$4.06	$4.39	$4.36	$4.69	$21.27	$21.90	$17.00	$7.50
Low	$2.65	$2.38	$2.39	$3.40	$9.78	$14.37	$6.53	$3.11

At August 13, 2014, there were approximately 127 stockholders of record of our common stock.

To date, we have neither declared nor paid cash dividends on shares of our common stock. In addition, our line of credit restricts our ability to pay dividends on our common stock. Accordingly, our shareholders may not realize a return on their investment unless the trading price of our common stock appreciates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with Adept’s equity incentive plans, shares were forfeited by employees to pay the applicable withholding taxes related to the stock compensation upon vesting of their restricted shares. These shares were returned to the 2005 Equity Incentive Plan in the amount of 45,000 and 23,000 shares during fiscal 2014 and 2013, respectively.

As previously disclosed by the Company, all of Adept’s 8,000 shares of preferred stock held by affiliates of Hale Capital Partners issued pursuant to Regulation D under the Securities Act of 1933, as amended, were converted for no additional consideration into shares of 1,739,130 shares of Adept common stock in February 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated by reference from our Proxy Statement.

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. relative to the cumulative total returns of the NASDAQ Composite Index, and an Industry Index/Peer Group index including eight other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2009 and shown through June 30, 2014.

*	$100 invested on 6/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/09	6/10	6/11	6/12	6/13	6/14
Adept Technology, Inc.	100.00	200.80	161.57	173.31	154.98	417.93
NASDAQ Composite	100.00	117.06	154.79	167.05	197.48	259.41
Peer Group	100.00	129.29	211.95	224.06	275.76	375.56

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

The following table sets forth selected financial data for each of the fiscal years in the five year period ended June 30, 2014 (in thousands, except per share amounts):

	2014	2013	2012	2011	2010
Revenues	$57,540	$46,816	$66,219	$57,505	$51,627
Gross margin	26,620	19,120	28,000	24,901	22,306
Total operating expenses	26,967	29,496	31,137	31,409	23,808
Net loss attributable to common stockholders	(781)	(10,348)	(3,723)	(6,764)	(1,428)
Net loss per share attributable to common stockholders
Basic	(0.07)	(0.99)	(0.40)	(0.77)	(0.17)
Diluted	(0.07)	(0.99)	(0.40)	(0.77)	(0.17)
Cash and cash equivalents	7,600	6,274	8,722	8,627	8,618
Total assets	33,070	30,033	36,161	37,135	36,030
Long-term liabilities and preferred stock	560	8,199	845	5,661	2,040
Stockholders’ equity	20,167	9,580	18,344	18,822	20,441

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy

We develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in industrial robots, vision guidance and autonomous vehicle technologies. In pursuit of our strategy, we intend to:

•	Accelerate the launch of our mobile robot products into the global market—Our global markets for mobile products include flexible manufacturing, semiconductor, logistics and warehousing, and food.

•

Revitalize our core fixed robot business, including expanding our channels and accelerating our regional selling and marketing approach—Our global markets for our fixed products include small flexible manufacturing, food and packaging within our capacity range of 7.5 pounds and below.

•	Grow our services business—Offer our customers a broader selection of support solutions.

Our Actions in Support of our Strategy

•	We intend to integrate strategic relationships from core markets that will drive volume and visibility.

•	We intend to have collaborative new product development for innovative products.

•	We intend to continue to accelerate our service and support revenues with existing and new product offerings.

•	We have set specific sales objectives to leverage the cost of selling our products as we grow.

•	We intend to scale our engineering resources, supply chain, and operations worldwide.

•	We continue to foster our culture by providing employees with clear direction, a focus on accountability and execution, and bottom line results.

Results of Operations

Revenues

Revenue by segment is shown below (in thousands, except %):

	Year ended June 30,
	2014	% Change	2013	% Change	2012
Robotics
Revenues	$45,084	24%	$36,353	(34)%	$54,815
Percentage of total revenues	78%		78%		83%
Services and Support
Revenues	12,456	19%	10,463	(8)%	11,404
Percentage of total revenues	22%		22%		17%

Total Revenues	$57,540	23%	$46,816	(29)%	$66,219

Total revenues were $57.5 million, $46.8 million and $66.2 million in fiscal 2014, 2013 and 2012, respectively, representing an increase of 23% in fiscal 2014 and a decrease of 29% in fiscal 2013.

Robotics segment revenues were $45.1 million, $36.4 million and $54.8 million in fiscal 2014, 2013 and 2012, respectively, representing an increase of 24% in fiscal 2014 and a decrease of 34% in fiscal 2013. The increase in the Robotics revenues in fiscal 2014 were primarily due to increased sales to the medical and pharmacy, consumer goods, solar and semiconductor, and appliance markets. The decrease in Robotics revenues in fiscal 2013 were primarily due to a cyclical downturn broadly across Adept’s markets, a continuing weak economy in Europe, decreased levels of capital investment in the solar and disk drive markets and delays of orders for Adept’s packaging automation solutions.

Services and support segment revenues were $12.5 million, $10.5 million and $11.4 million in fiscal 2014, 2013 and 2012, respectively, representing an increase of 19% in fiscal 2014 and a decrease of 8% in fiscal 2013. The increase in the services and support revenues in fiscal 2014 were primarily due to higher sales of service parts and other service related activities. The decrease in service and support revenues in fiscal 2013 were primarily due to a cyclical downturn broadly across Adept’s markets.

Revenue by geography is shown below (in thousands, except %):

	Year ended June 30,
	2014	% change	2013	% change	2012
United States	$13,289	5%	$12,708	(30)%	$18,259
	23%		27%		28%

Europe	25,973	15%	22,572	(30)%	32,212
	45%		48%		49%
Asia	15,700	54%	10,218	(20)%	12,815
	27%		22%		19%
Other countries	2,578	96%	1,318	(55)%	2,933
	5%		3%		4%

Total International	44,251	30%	34,108	(29)%	47,960
	77%		73%		72%

Total Revenues	$57,540	23%	$46,816	(29)%	$66,219

US revenues were $13.3 million, $12.7 million and $18.3 million in fiscal 2014, 2013 and 2012, respectively, representing an increase of 5% in fiscal 2014 and a decrease of 30% in fiscal 2013. The increase in fiscal 2014 was primarily in the medical and pharmacy, and research markets which offset a decline in the automotive market. The decrease in fiscal 2013 was primarily in the medical and pharmacy and packaging solutions markets.

International revenues were $44.3 million, $34.1 million and $48.0 million in fiscal 2014, 2013 and 2012, respectively, representing an increase of 30% in fiscal 2014 and a decrease of 29% in fiscal 2013. The increase in fiscal 2014 was primarily in the solar and semiconductor markets in Asia and Europe as well as other manufacturing markets in Asia and consumer goods in Europe. The decrease in fiscal 2013 was primarily in packaging solutions, solar and semiconductor and disk drive markets.

Gross Margin

Gross margin was 46.3%, 40.8%, and 42.3% for the years ended June 30, 2014, 2013 and 2012, respectively. The increases in gross margin for fiscal 2014 was primarily the result of a lower gross margin in fiscal 2013 due to an increase of the excess and obsolete inventory reserve of $900,000, as well as to improved product mix and cost reduction efforts.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, changes in our sales mix and/or changes in operating costs. In particular, we expect that sales into the Asia market will have a negative impact as compared to sales into the United States or European markets. In addition, we expect that changes in currency valuations will continue to impact gross margin, as a significant portion of our revenues are in Euro and a portion of our components are paid for in Japanese yen.

Operating Expenses

For the years ended June 30, 2014, 2013, and 2012, total operating expenses were $27.0 million, $29.5 million and $31.1 million, respectively, representing a decrease of 9% in fiscal 2014 and 5% in fiscal 2013. The decrease in 2014 was primarily the result of restructuring and impairment of intangible assets and goodwill charges totaling $2.5 million in 2013 with no such charges in 2014, and to lower average headcount in 2014 as compared to 2013. The decrease in 2013 was primarily the result of lower average headcount and consulting expenses.

Research, Development and Engineering Expenses. For the years ended June 30, 2014, 2013 and 2012, research, development and engineering (“R&D”) expenses were $6.8 million, $7.6 million and $8.7 million, respectively, representing a decrease of 11% in fiscal 2014 and 12% in fiscal 2013. The decrease in both years was primarily due to lower average headcount for the year compared to the prior year, and with respect to fiscal 2013, to the consolidation of the Company’s Denmark R&D operations with its US R&D operations.

Selling, General and Administrative Expenses. For the years ended June 30, 2014, 2013 and 2012, selling, general and administrative (“SG&A”) expenses were $19.8 million, $19.0 million and $20.7 million, respectively, representing an increase of 4% in fiscal 2014 and a decrease of 8% in fiscal 2013. The increase in fiscal 2014 was due primarily to increased headcount related costs and commissions due to higher sales. The decrease in fiscal 2013 was primarily due to lower average headcount for the year compared to the prior year, and to lower consulting expense.

Amortization. For the years ended June 30, 2014, 2013 and 2012, amortization expense was $0.2 million, $0.4 million and $0.5 million, respectively.

Restructuring charges. Operationally from time to time, Adept has undertaken restructuring and other cost reduction actions to support its financial model which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities. For the years ended June 30, 2014, 2013, and 2012, restructuring charges were $0, $0.8 million and $1.3 million, respectively. The fiscal 2013 charge related primarily to a reduction in work force and the 2012 charge related to the consolidation of the Company’s Denmark R&D operations with its US R&D operations.

Foreign Currency Exchange Gain. Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income in stockholders’ equity. For the years ended June 30, 2014, 2013, and 2012, foreign currency exchange gain (loss) was $0.3 million, $0 and $(0.7) million, respectively, due to movements in foreign currency exchange rates. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest foreign currency exchange rate risk for Adept.

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

For the years ended June 30, 2014, 2013, and 2012, the provision for (benefit from) income taxes was $0.3 million, $(0.3) million and $(0.4) million, respectively. The income tax provision in fiscal 2014 related primarily to foreign taxes. The benefit from income taxes in fiscal 2013 and 2012 related primarily to the release of income tax reserves in Singapore, France and Germany due to expired statutes of limitations and settled audits, offset by minimum state and foreign taxes.

Liquidity and Capital Resources

Cash and cash equivalents were $7.6 million at June 30, 2014. During the year ended June 30, 2014, cash and cash equivalents increased by $1.3 million. Net cash provided by operating activities was $1.0 million, representing net loss of $0.3 million and cash used for working capital of $1.9 million, offset by depreciation and amortization and stock-based compensation expense totaling $3.1 million. Net cash used in investing activities was $0.4 million, which represented purchases of property and equipment and increases in restricted cash. Net cash provided by financing activities of $1.3 million primarily consisted of proceeds from employee stock plans, offset by payment for taxes for restricted stock awards surrendered to satisfy tax obligations.

Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations set forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provided that holders of the redeemable convertible preferred stock were entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrued at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock was convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In February 2014, all of the outstanding redeemable convertible preferred stock plus accrued dividends through the date of conversion was converted into 1.7 million shares of common stock of the Company.

Bank credit facility

In 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank. Under the Agreement, the Company may borrow an amount not to exceed the lesser of (i) $10.0 million and (ii) $2.5 million plus 80% of eligible domestic and foreign subsidiary accounts receivable. The Agreement specifies the criteria for determining eligible accounts receivable and sets forth ongoing conditions precedent to the Company’s ability to borrow under the Agreement. Amounts borrowed under the Agreement may be repaid and reborrowed until its maturity on June 9, 2016, at which time all advances shall be immediately due and payable in full. Amounts borrowed under the Agreement shall bear interest at the prime rate plus 0.75%. Adept and certain of its subsidiaries have granted the bank a security interest in substantially all of their respective assets (excluding intellectual property) to secure the outstanding obligations under the Agreement.

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain minimum EBITDA levels specified in the Agreement.

The Agreement contains customary events of default that entitle the bank to accelerate Adept’s obligations and require repayment of the outstanding indebtedness, increase the applicable interest rate by an additional 4.00% per annum, and enforce the bank’s security interest against the collateral. These events of default include, among others, Adept’s breach of payment obligations or covenants, material misrepresentations, events constituting a material adverse change, and bankruptcy and insolvency defaults.

At June 30, 2014, the Company had no borrowings under the Agreement.

Through June of 2014, the Company had a credit facility with a bank which was originally entered into in 2009, and was amended and restated in 2013 and amended in 2014. The credit facility provided for borrowings of up to $8 million at specified advance rates.

Off-Balance Sheet Arrangements

As of June 30, 2014, the Company did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following is a summary of Adept’s contractual obligations as of June 30, 2014 (in thousands):

	Operating leases	Purchase commitments	Total
Less than 1 year	$2,100	$9,100	$11,200
1 to 3 years	1,700		1,700
3 to 5 years	200		200
More than 5 years	—	—	—

Total	$4,000	$9,100	$13,100

Critical Accounting Policies

Adept’s accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the Company to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to the Consolidated Financial Statements. We consider the accounting polices described below to be our critical accounting policies. These critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks and payment history. Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, delivery is deemed to occur when the carrier takes the goods into its charge from the place determined by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in cost of sales. Revenue from sales to distributors is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors do not have a right of return. Revenue from purchased extended warranty and post contract support agreements is deferred and recognized ratably over the term of the warranty or support period. The Company presents revenue net of sales taxes and any similar assessments.

Adept’s products have features that are enabled or enhanced through the use of software enabling tools and other software elements, which are embedded within its products. Adept’s software enabling tools or other software elements do not operate independently, and they are not sold separately and cannot be used without Adept’s hardware products. The Company also sells optional software used to enhance capability of its products. Adept believes that the software component of its products is incidental to its products and services taken as a whole.

Service and Support revenue consists of sales of spare parts, training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These services are not essential to the product functionality and, therefore, do not bear on the revenue recognition policy for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products or services, or before the satisfaction of all revenue recognition requirements.

Allowance for Doubtful Accounts. The allowance for doubtful accounts reflects the Company’s estimate of probable losses inherent in its accounts receivable balances. Adept regularly reviews the adequacy of its allowance for doubtful accounts by considering factors such as payment history and creditworthiness of the customer. Amounts (credited) charged to bad debt expense were $(54,000), $173,000 and $150,000 in fiscal 2014, 2013 and fiscal 2012, respectively.

Inventories. Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. We adjust inventory for estimated obsolescence or unmarketable inventory based on a periodic review of inventory balances, product demand and product lifecycle.

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

Accounting for Income Taxes. Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized. The Company’s valuation allowance is primarily attributable to net deferred tax assets in the United States. Management believes that it is more likely than not that the Company will not realize certain of these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.

The Company only recognizes the tax benefit of uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Foreign Currency Accounting. The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Realized and unrealized gains and losses from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in foreign currency exchange loss in the accompanying consolidated statements of operations and comprehensive loss. We do not currently apply a hedging strategy against our currency positions.

Stock-based compensation. Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period of the individual equity instrument. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, risk-free interest rate and expected dividends. The computation of the expected volatility assumption used in the Black-Scholes calculation for option grants is based on historical volatility as options on our stock are not traded. When establishing the expected life assumption, we review annual historical employee exercise behavior of option grants with similar vesting periods. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially affected.

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

New Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for a description of certain recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We face exposure to market risk from adverse movements in interest rates and foreign currency exchange rates, which could impact our operations and financial condition. We do not use derivative financial instruments for hedging, speculative or trading purposes.

Interest rate sensitivity: As of June 30, 2014, we held approximately $7.6 million of cash and cash equivalents. If short-term interest rates were to decrease 10%, the decreased interest income associated with this cash and cash equivalents would not have a significant impact on our net loss and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue primarily in U.S. dollars, Euros, and to a lesser extent, RMBs and Japanese Yen. The U.S. dollar is our reporting currency. The U.S. dollar is our functional currency except for our international subsidiaries in China, France and Germany, and Singapore where the Chinese Yuan, Euro, and Singapore dollar are the functional currencies, respectively.

As of June 30, 2014, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Danish krone, Euro, and Singapore dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at June 30, 2014, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.2 million, a portion of which should be offset by our foreign currency denominated payables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2014 and 2013 and for each of the years in the three year period ended June 30, 2014 are included in Items 15(a)(1) and (2) included in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures.

As of June 30, 2014, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we concluded that our internal control over financial reporting was effective as of June 30, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, independently assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Their attestation report is included herein under Part II, Item 8.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended June 30, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from our proxy statement related to the 2014 Annual Meeting of Stockholders, referred to as the Proxy Statement.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation ( the “Registrant”, “Adept” or “Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

2.4+	Agreement and Plan of Merger among Adept Technology, Inc., Tiger Merger Sub Inc., MobileRobots Inc., and Jeanne A. Dietsch, as Stockholder Agent, dated as of June 13, 2010 (incorporated by reference to Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2010).

2.5+	Agreement and Plan of Merger among Adept Technology, Inc. and InMoTx, Inc., Fast Food Acquisition Inc., and Robert Spears, as Stockholder Agent, dated as of January 4, 2011 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware, as amended (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.2*	1998 Employee Stock Purchase Plan as amended, and form of Agreements thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal 2003 first quarter ended September 28, 2002, filed with the Securities and Exchange Commission on November 12, 2002).

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8	Form of 2013 Indemnification Agreement between Adept-Delaware and its officers and directors. (incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.11	Purchase Agreement, dated as of November 14, 2003 by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 10.28 and 10.29 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed with the Securities and Exchange Commission on January 30, 2004).

10.12*	Amended and Restated 2004 Director Option Plan (incorporated by reference to Appendix A to Adept Technology, Inc. Proxy Statement on Schedule 14A for the 2006 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 20, 2006).

10.13*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.14*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.15*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 26, 2011).

10.16*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.17	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the 2011 fiscal quarter ended September 25, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.19*	Summary of Non-employee Director Compensation, dated as of February 6, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014).

10.20*	Summary of Executive Officer Compensation (as of July 1, 2014). To be filed

10.21*	Fiscal 2012 Performance Plan—established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 16, 2011).

10.22*	Fiscal 2012 Cash Incentive Plan.(incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 6, 2011).

10.23**	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on February 12, 2013).

10.24**	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on September 24, 2012).

10.25	Addendum dated April 25, 2012 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.26*	Offer Letter Agreement between Adept Technology and Lisa M. Cummins (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2007).

10.27*	Letter agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the 2008 fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission on September 11, 2008).

10.28*	Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.29*	Fiscal 2011 Performance Plan—established under the Adept Technology, Inc. 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.30*	Form of Restricted Stock Unit Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2011 Performance Plan (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the 2010 fiscal year, filed with the Securities and Exchange Commission on September 17, 2010).

10.31	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.32	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.33	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.34	Fiscal 2013 Performance Plan—established under Adept Technology 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.35*	Amendment dated February 4, 2009 to Letter Agreement re Employment terms between John Dulchinos and Adept Technology dated September 2, 2008 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 11, 2008).

10.36*	Form of Restricted Stock Agreement pursuant to the 2005 Equity Incentive Plan for Fiscal 2012 Performance Plan (incorporated by reference to Exhibit 10.56 to Registrant’s Annual Report on Form 10-K for the 2011 fiscal year, filed with the Securities and Exchange Commission on September 6, 2011).

10.37	Loan and Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.38	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co. in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.39	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.40	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal third quarter ended March 28, 2009, filed with the Securities and Exchange Commission on May 12, 2009).

10.41	Amendment No. 1 to Loan and Security Agreement dated June 15, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2010).

10.42*	Amended and Restated 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.43*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.44*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.45*	Reserved.

10.46	Amendment No. 2 to Loan and Security Agreement dated as of December 30, 2010, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2011).

10.47	Amendment No. 3 to Loan and Security Agreement dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.48	Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2011 (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2011).

10.49	Borrower Agreement, dated as of March 25, 2011, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.50	Unconditional Guaranty and Security Agreement, dated as of May 1, 2009, by and among Adept Technology International, Ltd., Adept Technology Holdings, Inc., Adept Technology Canada Holding Co., and Adept Technology Canada Co., and Adept MobileRobots LLC and Adept InMoTx, Inc. (joined by assumption), in favor of Silicon Valley Bank (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.51	Pledge Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 third fiscal quarter ended March 26, 2011 filed with the Securities and Exchange Commission on May 10, 2011).

10.52	Intellectual Property Security Agreement, dated as of May 1, 2009, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 filed with the Securities and Exchange Commission on February 7, 2012).

10.53	Amendment No. 4 to Loan and Security Agreement. dated as of February 6, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.54	Amendment No. 1 to Loan and Security Agreement (EX-IM Loan Facility), dated as of February 6, 2012 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 7, 2012).

10.55*	Form of Director Option Agreement for Initial and Annual Grant under the 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.56*	Offer letter Agreement between John Boutsikaris and Adept Technology, Inc. dated October 14, 2011 (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.57	Underwriting Agreement between Adept Technology, Inc. and Roth Capital Partners, LLC dated June 8, 2012 (incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2012.

10.58	Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Hale Capital Partners, LP dated as September 5, 2012 (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.59	Amendment No. 5 and Consent to Loan and Security Agreement, dated as of September 5, 2012, by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

10.60	Amendment No. 6 to Loan and Security Agreement, dated as of September 18, 2012 by and between the Registrant and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

10.61	Separation Agreement and Release of All Claims, dated October 4, 2012, between Adept Technology, Inc. and Lisa Cummins (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2012).

10.62	Offer Letter Agreement, dated November 5, 2012 between Adept Technology, Inc. and Michael Schradle (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2012).

10.63	Reserved.

10.64*	Offer Letter Agreement, dated February 22, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.65*	CEO Bonus Arrangement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.66*	Separation Agreement and Release of All Claims, dated February 24, 2013 between Adept Technology, Inc. and John Boutsikaris (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.67*	Reserved.

10.68*	Fiscal 2013 Management Incentive Plan (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.69*	Form of Performance Stock Award Agreement for Management Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.70	Amended and Restated Loan and Security Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.71	Loan and Security Agreement (EX-IM Loan Facility), dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

10.72	Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement, dated as of March 25, 2013, by and between Adept Technology, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013.

10.73*	Option Agreement, effective as of February 19, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.10 to Registrant’s Quarterly Report on Form 10-Q for the 2013 third fiscal quarter ended March 28, 2013 filed with the Securities and Exchange Commission on May 14, 2013).

10.74	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Rob Cain. (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.75	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Terry Hannon. (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.76*	Fiscal 2014 Management Incentive Plan. (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.77*	Separation Agreement and General Release of Claims, dated July 15, 2013, by and between Adept Technology, Inc. and Michael Schradle.(incorporated by reference to Exhibit 10.77 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.78*	Separation Agreement, dated July 31, 2013, by and between Adept Technology, Inc. and Joachim Melis. (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.79*	Settlement Agreement and General Release of Claims, dated August 27, 2013, by and between Adept Technology, Inc. and John Dulchinos. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.80*	Form of Performance Option Agreement for option incentive program dated as of August 27, 2013. (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.81*X	Fiscal 2015 Management Incentive Plan

10.82*X	Schedule of Executive Officer Compensation

10.83	Loan and Security Agreement, dated as of June 9, 2014, between Comerica Bank and Adept Technology, Inc., attaching the Prime Referenced Rate Addendum to Loan and Security Agreement dated as of June 9, 2014 (the “Loan and Security Agreement”). (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.84	Form of Security Agreement relating to Loan and Security Agreement for each Adept Technology, Inc. subsidiary guarantor. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.85	Guaranty dated as of June 9, 2014, in favor of Comerica Bank by Adept InMoTx, Inc., Adept Technology Holdings, Inc., Adept Mobilerobots LLC and Adept Technology International, Ltd. relating to Loan and Security Agreement. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.86	Amendment No. 1 to the Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

10.87	Amendment No. 1 to the Loan and Security Agreement (EX-IM Loan Facility) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

10.88*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.89*	Change in Control Plan for Equity Awards (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.90*	Adept Technology, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.91*+	Offer Letter Agreement, dated as of September 10, 2013 between Seth Halio and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the Quarter ended September 28, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

14.1	Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the 2010 fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on September 17, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Armanino LLP.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-K for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2014, and 2013; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Twelve Months Ended June 30, 2014, 2013, and 2012; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.

-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections

X	Filed herewith

(b) Exhibits.

See Item 15(a)(3) above.

(c) Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

Date: August 22, 2014	By:	/s/ ROB CAIN
Rob Cain, President and Chief Executive Officer
(Principal executive officer)

Date: August 22, 2014	By:	/s/ Seth Halio
Seth Halio, Chief Financial Officer
(Principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Cain and Seth Halio, and each of them, jointly and severally, his true and lawful attorneys-in-fact, each with full power of substitution and resubstitution, for him in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that each said attorney-in-fact and agent, or his or her substitute or substitutes or any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROB CAIN Rob Cain	President and Chief Executive Officer (Principal Executive Officer); Director	August 22, 2014

/s/ Seth Halio Seth Halio	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	August 22, 2014

/S/ MICHAEL P. KELLY Michael P. Kelly	Chairman of the Board	August 22, 2014

/S/ A. RICHARD JUELIS A. Richard Juelis	Director	August 22, 2014

/S/ HERBERT J. MARTIN Herbert J. Martin	Director	August 22, 2014

/S/ BENJAMIN A. BURDITT Benjamin A. Burditt	Director	August 22, 2014

/s/ MARTIN HALE, JR. Martin Hale, Jr.	Director	August 22, 2014

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Pleasanton, California

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. (“the Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2014. We also have audited the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the fiscal years in the three-year period ended June 30, 2014, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Armanino LLP

ARMANINO LLP

San Jose, California

August 25, 2014

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$7,600	$6,274
Restricted cash	194	—
Accounts receivable, less allowance for doubtful accounts of $610 and $728 at June 30, 2014 and 2013, respectively	10,974	10,848
Inventories	10,296	8,135
Other current assets	545	477

Total current assets	29,609	25,734
Property and equipment, net	1,082	1,525
Goodwill	1,493	1,493
Other intangible assets, net	796	1,040
Other assets	90	241

Total assets	$33,070	$30,033

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,709	$7,069
Accrued payroll and related expenses	2,235	1,986
Accrued warranty expenses	897	1,070
Deferred revenue	644	1,314
Accrued income tax	10	—
Other accrued liabilities	848	815

Total current liabilities	12,343	12,254
Long-term liabilities:
Income taxes payable	430	155
Long-term obligations	130	284

Total liabilities	12,903	12,693

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value: 1,000 shares authorized, 0 shares and 8 shares issued and outstanding at June 30, 2014 and 2013, respectively	—	7,760
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 13,056 shares issued and 13,051 shares outstanding at June 30, 2014 and 10,926 shares issued and 10,921 shares outstanding at June 30, 2013	189,427	178,386
Treasury stock, at cost, 5 shares at June 30, 2014 and 2013	(42)	(42)
Accumulated deficit	(169,368)	(169,029)
Accumulated other comprehensive income	150	265

Total stockholders’ equity	20,167	9,580

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$33,070	$30,033

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended June 30,
	2014	2013	2012
Revenues	$57,540	$46,816	$66,219
Cost of revenues	30,920	27,696	38,219

Gross margin	26,620	19,120	28,000
Operating expenses:
Research, development and engineering	6,758	7,634	8,714
Selling, general and administrative	19,806	18,958	20,701
Restructuring charges	—	785	1,256
Legal settlement	159	—	—
Amortization of other intangible assets	244	411	466
Impairment of intangible assets and goodwill	—	1,708	—

Total operating expenses	26,967	29,496	31,137

Operating loss	(347)	(10,376)	(3,137)
Foreign currency exchange gain (loss)	350	(3)	(732)
Interest income	59	34	20
Interest expense	(54)	(71)	(270)
Other income	2	71	—

Income (loss) before income taxes	10	(10,345)	(4,119)
Provision for (benefit from) income taxes	349	(320)	(396)

Net loss	(339)	(10,025)	(3,723)

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	(239)	(73)	—
Dividends allocated to preferred stockholders	(203)	(250)	—

Net loss attributable to common stockholders	$(781)	$(10,348)	$(3,723)

Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.99)	$(0.40)

Diluted	$(0.07)	$(0.99)	$(0.40)

Number of shares used in computing net loss per share attributable to common stockholders:
Basic	11,718	10,437	9,386
Diluted	11,718	10,437	9,386
Comprehensive loss, net of taxes
Net loss	$(339)	$(10,025)	$(3,723)
Foreign currency translation adjustment	(115)	321	(824)

Total comprehensive loss	$(454)	$(9,704)	$(4,547)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	9,746	$173,377	(5)	$(42)	$(155,281)	$768	$18,822
Common stock issued under equity plans	95	275	—	—	—	—	275
Restricted stock awards issued	5	—	—	—	—	—	—
Restricted stock awards forfeited	(81)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligations	(36)	(132)	—	—	—	—	(132)
Common stock issued under public offering	920	3,138	—	—	—	—	3,138
Indemnification shares received	(119)	(508)	—	—	—	—	(508)
Stock-based compensation	—	1,296	—	—	—	—	1,296
Net loss	—	—	—	—	(3,723)	—	(3,723)
Foreign currency translation adjustment	—	—	—	—	—	(824)	(824)

Balance at June 30, 2012	10,530	177,446	(5)	(42)	(159,004)	(56)	18,344
Common stock issued under equity plans	195	512	—	—	—	—	512
Restricted stock awards issued	344	—	—	—	—	—	—
Restricted stock forfeited	(125)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligations	(23)	(85)	—	—	—	—	(85)
Preferred stock accretion	—	(73)	—	—	—	—	(73)
Preferred stock dividend	—	(171)	—	—	—	—	(171)
Preferred stock dividend—undistributed	—	(79)	—	—	—	—	(79)
Stock-based compensation	—	836	—	—	—	—	836
Net loss	—	—	—	—	(10,025)	—	(10,025)
Foreign currency translation adjustment	—	—	—	—	—	321	321

Balance at June 30, 2013	10,921	178,386	(5)	(42)	(169,029)	265	9,580
Common stock issued under equity plans	406	1,792	—	—	—	—	1,792
Restricted stock awards issued	8	—	—	—	—	—	—
Restricted stock forfeited	(21)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligations	(45)	(501)	—	—	—	—	(501)
Conversion of preferred stock, net of conversion costs of $34	1,739	7,967	—	—			7,967
Preferred stock accretion		(239)	—	—	—	—	(239)
Preferred stock dividend	43	—	—	—	—	—	—
Stock-based compensation	—	2,022	—	—	—	—	2,022
Net loss	—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment	—	—	—	—	—	(115)	(115)

Balance at June 30, 2014	13,051	$189,427	(5)	$(42)	$(169,368)	$150	$20,167

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2014	2013	2012
Operating activities
Net loss	$(339)	$(10,025)	$(3,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,095	1,378	1,359
Deferred income taxes	55	(57)	(686)
Loss (gain) on disposal of property and equipment	50	(65)	(100)
Stock-based compensation	2,022	836	1,296
Impairment of goodwill and other intangible assets	—	1,708	—
Net changes in operating assets and liabilities:
Accounts receivable	115	1,336	(1,913)
Inventories	(2,215)	(175)	455
Other assets	33	(29)	(97)
Accounts payable	622	868	(1,909)
Other accrued liabilities and deferred revenue	(580)	(747)	1,411
Accrued restructuring charges	(19)	219	(57)
Other long-term liabilities	115	41	50

Net cash provided by (used in) operating activities	954	(4,712)	(3,914)

Investing activities
Purchase of property and equipment	(240)	(86)	(1,117)
Proceeds from sale of property and equipment	17	127	115
Restricted cash	(194)	—	—
Cash paid for indemnification shares received under merger agreement	—	—	(508)

Net cash provided by (used in) investing activities	(417)	41	(1,510)

Financing activities
Borrowings from (repayments of) line of credit, net	—	(5,500)	1,600
Borrowings from long-term debt	—	—	83
Principal payments on capital leases	(8)	(40)	(44)
Principal payments on long-term obligations	—	(19)	(35)
Proceeds from employee stock plans	1,792	512	275
Proceeds from common stock issued under public offering	—	—	3,138
Proceeds from issuance of preferred stock, net of issuance costs	—	7,608	—
Cash dividends paid on redeemable convertible preferred stock	—	(171)	—
Costs of conversion of redeemable convertible preferred stock	(34)	—	—
Payment for taxes for restricted stock awards surrendered to satisfy tax obligations	(499)	(85)	(132)

Net cash provided by financing activities	1,251	2,305	4,885

Effect of exchange rates on cash and cash equivalents	(462)	(82)	634

Increase (decrease) in cash and cash equivalents	1,326	(2,448)	95
Cash and cash equivalents, beginning of period	6,274	8,722	8,627

Cash and cash equivalents, end of period	$7,600	$6,274	$8,722

Cash paid during the period for:
Interest	$3	$71	$270
Income taxes	$49	$22	$58
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	$204	$161	$362
Accretion of preferred stock to redemption value	$239	$73	$—
Conversion of preferred stock	$8,000	$—	$—
Undistributed dividends allocated to preferred stock	$—	$79	$—
Returned shares received under InMoTx, Inc. merger agreement for indemnification for cash outlay for claims for matters arising prior to the Acquisition.	$—	$—	$508

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Founded in 1983, Adept (“Adept,” “we” or the “Company”) is a global automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. Headquartered in Pleasanton, California, the Company has operations worldwide, including research and development, manufacturing, sales, service and support.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Adept and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Cash Equivalents

All highly liquid investments purchased with maturities of three months or less at time of purchase are classified as cash equivalents. Restricted cash consists of deposit accounts held to secure a leased facility and a credit card facility.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market funds, subject to established guidelines relative to credit ratings, diversification and maturities to maintain safety and liquidity. The Company is exposed to credit risk in the event of default by the financial institutions holding the cash and cash equivalents to the extent of the amount recorded on the consolidated balance sheets exceeds insured limits.

Adept’s accounts receivable are derived from sales to customers for commercial and research applications. Adept performs ongoing credit evaluations of customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. The Company maintains reserves for potential credit losses. Adept’s products are broadly distributed and no customer accounted for 10% or more of sales. At June 30, 2014 and 2013, one customer accounted for 7% and 21% of accounts receivable, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s estimate of probable losses inherent in its accounts receivable balances. Adept regularly reviews the adequacy of its allowance for doubtful accounts by considering factors such as payment history and creditworthiness of the customer. Amounts (credited) charged to bad debt expense were $(54,000), $173,000 and $150,000 in fiscal 2014, 2013 and fiscal 2012, respectively.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Capitalization of Software Development Costs

The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy, generally not to exceed three years. The Company capitalized $0, $0 and $647,000 of software development costs during fiscal 2014, 2013 and 2012, respectively.

Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets are recorded at fair value. Identifiable intangible assets are comprised of patents, customer base, technology and trade names. Identifiable intangible assets are being amortized over the period of estimated benefit using the straight-line method, reflecting the pattern of economic benefits associated with these assets. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. The Company performs its annual goodwill impairment testing in the fourth fiscal quarter of each year. The Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment which is the first step of the impairment testing, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Adept has defined its reporting units at the business unit level, one level below reportable segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and forecasted operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. Adept bases its fair value estimates on assumptions it believes to be reasonable. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit and if the difference is less than the net book value of goodwill, an impairment exists and is recorded.

Intangible and other long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. The assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized.

Foreign Currency

The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in earnings.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, shipment has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by credit checks payment history. Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, delivery is deemed to occur when the carrier takes the goods into its charge from the place determined by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in cost of sales. Revenue from sales to distributors is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors do not have a right of return. Revenue from purchased extended warranty and post contract support agreements is deferred and recognized ratably over the term of the warranty or support period. The Company presents revenue net of sales taxes and any similar assessments.

Adept’s products have features that are enabled or enhanced through the use of software enabling tools and other software elements, which are embedded within its products. Adept’s software enabling tools or other software elements do not operate independently, and they are not sold separately and cannot be used without Adept’s hardware products. The Company also sells optional software used to enhance capability of its products. Adept believes that the software component of its products is incidental to its products and services taken as a whole.

Service and Support revenue consists of sales of spare parts, training, consulting and customer support. Revenues from training and consulting are recognized at the time the service is performed and the customer has accepted the work. These services are not essential to the product functionality and, therefore, do not bear on the revenue recognition policy for Adept’s component products.

Deferred revenues represent payments received from customers in advance of the delivery of products or services, or before the satisfaction of all revenue recognition requirements.

Research, Development and Engineering Costs

Research, development and engineering costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. In fiscal 2014, the Company offset $166,000 of research, development and engineering costs by a tax refund to be received in France.

Advertising Costs

Advertising costs are expensed in the period incurred and have not been material in each of three years ended June 30, 2014.

Income Taxes

Income taxes are accounted for under the liability method whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not such assets will not be realized. The Company’s valuation allowance is primarily attributable to net deferred tax assets in the United States. Management believes that it is more likely than not that the Company will not realize certain of these deferred tax assets, and, accordingly, a valuation allowance has been provided for such amounts.

The Company only recognizes the tax benefit of uncertain tax positions if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

The Company has employee stock benefit plans. Stock compensation expense is recognized based on the fair value of the portion of share-based payment awards that is expected to vest during the period and is net of estimated forfeitures. The Company attributes the value of stock options to expense using the straight-line single option method. The grant date fair value for options is estimated using the Black-Scholes option-pricing model. Employee option grants under equity incentive plans generally vest, and are expensed, monthly in equal installments over a four year period, except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the shorter of the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, and/or new customers) will occur. Restricted stock grants made under annual performance programs are generally subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

Net Loss Per Share

The number of shares used in the calculation of basic net loss per share represents the weighted average common shares outstanding during the period and excludes any potentially dilutive securities. The dilutive effects of outstanding stock options, shares to be purchased under the Company’s employee stock purchase plan, non-vested restricted stock units and convertible securities are included in diluted earnings per share.

New Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force).” This guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for fiscal years, including interim reporting periods, beginning after December 15, 2015, and is applicable to the Company’s 2017 fiscal year. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance supersedes current guidance on revenue recognition in Topic 605, “Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. This guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and will be required to be applied retrospectively. Early application of the guidance is not permitted. This guidance is applicable to the Company’s 2017 fiscal year. The Company is currently evaluating the impact of this guidance.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force).” This ASU provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when net operating losses or tax credit carryforwards exist. It is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted, and is applicable to the Company’s fiscal year beginning June 1, 2014. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

3.	Balance sheet detail

The components of inventories are as follows (in thousands):

	June 30,
	2014	2013
Raw materials	$6,408	$5,182
Work-in-process	1,614	1,327
Finished goods	2,274	1,626

Total inventory	$10,296	$8,135

The components of property and equipment are summarized as follows (in thousands):

	June 30,
	2014	2013
Cost:
Machinery and equipment	$3,991	$3,676
Computer equipment	5,456	5,451
Demonstration equipment	1,605	1,537
Office furniture and equipment	1,052	1,057
Software development costs	2,688	2,688

	14,792	14,409
Accumulated depreciation and amortization	(13,710)	(12,884)

Property and equipment, net	$1,082	$1,525

Changes in the Company’s warranty liability are as follows (in thousands):

	June 30,
	2014	2013
Balance at June 30, 2013	$1,070	$1,243
Warranty expense	531	376
Warranty claims	(704)	(549)

Balance at June 30, 2014	$897	$1,070

4.	Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of June 30, 2014, there were options to purchase approximately 367,000 shares of common stock available for grant under all option plans and approximately 314,000 shares available for issuance under the ESPP.

Initial and annual non-employee director grants made prior to March 2010 vest in equal installments over four years, with initial grants having a 25% cliff vest on the anniversary of the grant. Starting in 2010, annual option grants of 6,000 shares to non-employee directors vest in full on the date of the annual meeting of stockholders following the meeting at which the director is elected and the annual grant is made, and the initial option grant of 10,000 shares to non-employee directors vests in the amount of 50% of the grant on the first annual meeting of stockholders following the initial appointment or election of the director and the remaining 50% vests at the second annual meeting of stockholders of the Company following the initial appointment or election of the director. All stock compensation has been accounted for as an equity instrument, and the Company recognizes the fair value of stock-based compensation as an expense ratably over the service period of the individual equity instruments. Employee option grants are subject to a change of control plan adopted by the Company in 2014 for equity awards that provides for acceleration and vesting in full of options in connection with a change of control transaction under certain circumstances when options are not assumed or replaced by an acquirer.

The Company recorded $2.0 million, $0.8 million and $1.3 million of stock-based compensation expense for the three years ended June 30, 2014, respectively. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values were as follows:

Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012
Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP
$3.03	$3.56	$2.31	$1.21	$2.52	$1.46

The weighted average grant-date fair values were calculated using the following assumptions:

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012
	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP
Average risk free interest rate	0.76%	0.11%	0.55%	0.13%	0.67%	0.10%
Expected life (in years)	3.95	0.49	6.23	0.49	5.77	0.49
Expected volatility	77%	75%	80%	67%	82%	62%
Dividend yield	—%	—%	—%	—%	—%	—%

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

During the year ended June 30, 2014, Adept granted options for 871,000 shares of common stock with an estimated total grant date fair market value of $2.6 million. The intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012 were $3.3 million. $0.1 million, and $0.1 million, respectively. As of June 30, 2014, there was $1.3 million of total unrecognized compensation cost that is expected to be recognized through fiscal year 2018, with a weighted average remaining period of 2.4 years. In 2014, the Company granted restricted stock units (“RSUs”) for up to 112,500 shares of common stock to its Chief Executive Officer (“CEO”). The RSUs vest upon the earlier of the CEO’s separation from service or a change in control. The number of shares issuable upon vesting and settlement of the RSUs, if any, will be determined based on the Company’s stock price on the vesting date and, in the case of a separation from service, the extent to which certain performance criteria has been met.

The following table summarizes activities under the Company’s equity incentive plans (in thousands, except per share data):

				Options
	Available for Grant	Options Outstanding	Restricted Stock Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
Balance at June 30, 2011	569	1,332	87	$7,589	$5.70
Shares added	750	—	—	—	—
Granted	(285)	281	5	1,048	3.73
Canceled	110	(110)	—	(1,018)	9.25
Exercised	—	(30)	—	(89)	2.99
Vested	—	—	(56)	—	—
Expired	(292)	—	—	—	—
Forfeited due to cancellation or for taxes	36	—	(36)	—	—

Balance at June 30, 2012	888	1,473	—	7,530	5.11
Granted	(758)	414	344	1,500	3.62
Canceled	905	(905)	—	(4,913)	5.43
Exercised	—	(138)	—	(408)	2.95
Vested	—	—	(65)	—	—
Expired	(72)	—	—	—	—
Forfeited due to cancellation or for taxes	148	—	(148)	—	—

Balance at June 30, 2013	1,111	844	131	3,709	4.39
Granted	(991)	871	120	5,694	6.54
Canceled	202	(202)	—	(1,033)	5.11
Exercised	—	(355)	—	(1,563)	4.41
Vested	—	—	(66)	—	—
Expired	(28)	—	—	—	—
Forfeited due to cancellation or for taxes	73	—	(73)	—	—

Balance at June 30, 2014	367	1,158	112	$6,807	$5.87

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options Vested/Expected to Vest at June 30, 2014	1,131	$5.82	8.13	$5,820

Options Exercisable at June 30, 2014	862	$4.89	7.89	$4,885

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$2.80 - $ 3.27	225	7.37	$3.14	199	$3.12
$3.51 - $ 3.51	40	7.92	3.51	12	3.51
$3.58 - $ 3.58	175	9.13	3.58	175	3.58
$3.73 - $ 4.31	61	6.89	3.86	42	3.88
$4.60 - $ 4.60	189	8.56	4.60	139	4.60
$4.86 - $ 6.76	139	7.64	6.08	122	6.02
$6.90 - $ 6.90	152	8.69	6.90	119	6.90
$8.00 - $ 15.00	117	7.42	11.16	46	9.43
$15.06 - $ 15.06	5	9.54	15.06	—	—
$17.36 - $ 17.36	55	9.54	17.36	8	17.36

$2.80 - $ 17.36	1,158	8.15	$5.87	862	$4.89

A summary of unregistered restricted stock activity outside of the equity incentive plans which were accounted for as compensation due to retention criteria in connection with acquisitions is presented below:

Awards	Shares	Grant Date Fair Market Value
Balance at June 30, 2011	230,589	$5.01
Accelerated vesting	(115,383)	5.10
Forfeited	(80,500)	4.89
Vested	(27,103)	4.95

Balance at June 30, 2012	7,603	5.10
Vested	(7,603)	5.10

Balance at June 30, 2013	—	$—

5.	Net loss per share

Options to purchase 1,158,000, 844,000 and 1,473,000 shares of common stock were outstanding at June 30, 2014, 2013 and 2012, respectively. Because the Company was in a loss position for each of these years, stock options outstanding and common stock issuable upon the conversion of the redeemable convertible preferred stock were excluded in the computation of diluted loss per share because their effect would be antidilutive. Options to purchase 0.6 million, 0.1 million, and 0.1 million shares of common stock were not included in the computation of diluted earnings per share for fiscal 2014, 2013, and 2012, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and therefore their effect would be antidilutive.

6.	Restructuring Charges

During fiscal 2013, the Company incurred $785,000 in restructuring charges which were primarily employee severances in connection with the Company’s reduction in force and $225,000 related to lease termination in France. At June 30, 2014, $130,000 of these restructuring charges were accrued, substantially all of which is anticipated to be paid in fiscal 2015. During fiscal 2012, the Company incurred $1.3 million in restructuring charges which were primarily in connection with the consolidation of operations in Denmark into the Company’s United States operations. Consolidation activities were completed by June 30, 2012. Due to these restructuring activities during fiscal 2013, the Company performed a goodwill and intangible impairment evaluation, and, as a result, impaired $1.4 million of goodwill and $235,000 of other intangible assets.

7.	Other Intangible Assets

The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to intangible assets subject to amortization (in thousands):

	June 30, 2014				June 30, 2013
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/Patents	$1,930	$(976)	$(158)	$796	$1,930	$(732)	(158)	$1,040
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Trade names	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,470)	$(235)	$796	$2,501	$(1,226)	$(235)	$1,040

A summary of future amortization as of June 30, 2014 follows (in thousands):

	2015	2016	2017	2018	Total
Developed Technology and Patents	$245	$245	$245	$61	$796

8.	Financing Arrangement

In 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank. Under the Agreement, the Company may borrow an amount not to exceed the lesser of (i) $10.0 million and (ii) $2.5 million plus 80% of eligible domestic and foreign subsidiary accounts receivable. The Agreement specifies the criteria for determining eligible accounts receivable and sets forth ongoing conditions precedent to the Company’s ability to borrow under the Agreement. Amounts borrowed under the Agreement may be repaid and reborrowed until its maturity on June 9, 2016, at which time all advances shall be immediately due and payable in full. Amounts borrowed under the Agreement shall bear interest at the prime rate plus 0.75%. Adept and certain of its subsidiaries have granted the bank a security interest in substantially all of their respective assets (excluding intellectual property) to secure the outstanding obligations under the Agreement.

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain minimum EBITDA levels specified in the Agreement.

The Agreement contains customary events of default that entitle the bank to accelerate Adept’s obligations and require repayment of the outstanding indebtedness, increase the applicable interest rate by an additional 4.00% per annum, and enforce the bank’s security interest against the collateral. These events of default include, among others, Adept’s breach of payment obligations or covenants, material misrepresentations, events constituting a material adverse change, and bankruptcy and insolvency defaults.

At June 30, 2014, the Company had no borrowings under the Agreement.

Through June of 2014, the Company had a credit facility with a bank which was originally entered into in 2009, and was amended and restated in 2013 and amended in 2014. The credit facility provided for borrowings of up to $8 million at specified advance rates.

9.	Commitments and Contingencies

Commitments

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2014 are as follows (in thousands):

Fiscal Year
2015	$2,100
2016	1,300
2017	400
2018	200
2019	—
Thereafter	—

Total minimum lease payments	$4,000

Rent expense was $1.9 million, $1.9 million and $2.0 million in fiscal 2014, 2013 and 2012, respectively.

At June 30, 2014, Adept had $9.1 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for components and sub-assemblies. These purchase orders typically cannot be canceled by Adept without penalty.

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

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept reached agreement to settle this matter, subject to judicial approval, and accrued $159,000 relating to the settlement.

10.	Stockholders’ Equity

Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Certificate of Designations”) for net proceeds of $7.6 million. The Certificate of Designations set forth the terms, rights, provisions for conversion to common stock, obligations and preferences of the redeemable convertible preferred stock and provided that holders of the redeemable convertible preferred stock were entitled to receive dividends payable quarterly in arrears, at the election of Adept either in cash, or, subject to certain equity conditions, in common stock calculated based upon the volume weighted average price of the common stock for a period preceding the dividend date. Dividends on the redeemable convertible preferred stock accrued at the prime rate plus 3% up to a maximum amount of 4%. Each share of redeemable convertible preferred stock was convertible, at the option of the holder and upon certain mandatory conversion events, into common stock, at a conversion rate of $4.60 per common share (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). In February 2014, all of the outstanding redeemable convertible preferred stock plus accrued dividends through the date of conversion was converted into 1.7 million shares of common stock of the Company.

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

Common Stock

The Company has reserved shares of common stock for future issuance at June 30, 2014 as follows (in thousands):

Stock options and restricted stock units outstanding	480
Stock options and restricted stock available for grant	1,158
Employee stock purchase plan shares available for purchase	314

1,952

11.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all U.S. employees are eligible to participate. The Company matches employees’ contributions up to a specified amount each year. In fiscal 2014, 2013 and 2012, the Company expensed $46,000, $46,000 and $59,000, respectively, in 401(k) matching benefits.

12.	Income Taxes

The Company’s income (loss) before income taxes were as follows (in thousands):

	Years Ended June 30,
	2014	2013	2012
Domestic	$(4,091)	$(6,826)	$(1,183)
Foreign	4,101	(3,519)	(2,936)

Total	$10	$(10,345)	$(4,119)

The Company had no accumulated foreign earnings at June 30, 2014.

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2014	2013	2012
Current:
Federal	$—	$(59)	$(8)
State	23	22	41
Foreign	206	(171)	(429)

Total current	229	(208)	(396)

Deferred:
Foreign	120	(112)	—

Provision for (benefit of) income taxes	$349	$(320)	$(396)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is summarized below (in thousands):

	Years Ended June 30,
	2014	2013	2012
Tax at federal statutory rate	$3	$(3,517)	$(1,440)
State taxes, net of federal benefit	(36)	462	112
Foreign taxes differential	451	432	(36)
Tax credits	(59)	(148)	(53)
Non-deductible meals and entertainment	29	21	25
Stock compensation	(28)	325	317
Unrecognized tax benefits	11	(425)	(533)
Imputed intercompany interest	132	243	282
Adjustments related to prior years	21	(212)	1,535
Change in valuation allowance	(237)	2,462	(656)
Other	62	37	51

Provision for (benefit from) income taxes	$349	$(320)	$(396)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended June 30,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$35,947	$36,872
Tax credit carryforwards	2,114	1,994
Inventory valuation	644	700
Depreciation and amortization	847	523
Other accruals not currently deductible for tax purposes	1,809	1,341
Other	85	85

Total deferred tax assets	41,446	41,515
Valuation allowance	(40,850)	(41,087)

Net deferred tax assets	596	428

Deferred tax liabilities:
Depreciation and amortization	(308)	—
Purchased intangibles	(297)	(316)

Net deferred tax liabilities	(605)	(316)

Total net deferred tax assets (liabilities)	$(9)	$112

For financial reporting purposes, the Company’s deferred tax assets have been substantially offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of $(0.2) million and $2.5 million for the years ended June 30, 2014, and June 30, 2013, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $2.7 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2014, the Company had income tax carryfowards summarized as follows:

	Amount (in millions)	Years of expiration, if unused
Net operating loss carryforwards:
Federal	$102.7	2022-2034
California	34.3	2015-2034
Other states	15.1	2015-2034
Foreign	5.2	No expiration date
Credit carryforwards:
Federal	2.9	2015-2034
State	5.8	2015-2034

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

The Company evaluates if its income tax positions will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2014 the Company had $7.4 million of unrecognized tax benefits of which $0.4 million , if recognized, would reduce the Company’s effective tax rate.

Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1999 to 2014 remain open to examination by the U.S. and state tax authorities, and the tax years 2010 to 2014 remain open to examination by the foreign tax authorities or until the statute of limitations lapses in each jurisdiction.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2014, the Company had no material accrued interest or penalties associated with unrecognized tax benefits. The Company does not expect an increase to the estimated amount of the liability associated with its uncertain tax position within the next twelve months.

The following table summarizes the activity related to Adept’s unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2014	2013
Beginning balance	$6,982	$8,063
Increases related to prior year tax positions	407	—
Decreases related to prior year tax positions	(11)	(617)
Increases related to current year tax positions	35	82
Decreases related to lapse of statute or settlements	—	(546)

Ending balance	$7,413	$6,982

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of June 30, 2014, there is no cumulative amount of earnings upon which U.S. income taxes have not been provided.

13.	Segment Information

The Company discloses certain information regarding operating segments, products and services, geographic areas of operation and major customers. This reporting is based upon the Company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by Chief Executive Officer, who is the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has two operating segments: Robotics and Services and Support.

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

The following table summarizes the Company’s segment results (in thousands):

	Fiscal Years Ended
	June 30, 2014	June 30, 2013	June 30, 2012
Revenue:
Robotics	$45,084	$36,353	$54,815
Services and Support	12,456	10,463	11,404

Total revenue	$57,540	$46,816	$66,219

Operating income (loss):
Robotics	$4,987	$(2,389)	$9,461
Services and support	4,636	3,815	2,837

Segment profit	9,623	1,426	12,298
Unallocated operating expenses	(9,726)	(8,898)	(13,713)
Restructuring charges, net	—	(785)	(1,256)
Amortization of other intangible assets	244	(411)	(466)
Impairment of goodwill and other intangible assets	—	(1,708)	—
Interest income (expense), net	5	(37)	(250)
Other income	2	71	—
Currency exchange gain (loss)	350	(3)	(732)

Income (loss) before income taxes	$10	$(10,345)	$(4,119)

Management also assesses the Company’s performance, operations and assets by geographic areas. Revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	Fiscal Years Ended June 30,
	2014	% of total	2013	% of total	2012	% of total
Revenue:
United States	$13,289	23%	$12,708	27%	$18,259	28%

Europe	25,973	45%	22,572	48%	32,212	49%
Asia	15,700	27%	10,218	22%	12,815	19%
Other countries	2,578	5%	1,318	3%	2,933	4%

Total International	44,251	77%	34,108	73%	47,960	72%

Total revenue	$57,540	100%	$46,816	100%	$66,219	100%

	June 30, 2014	June 30, 2013
Long-lived assets:
United States	$3,084	$3,278
All other countries	377	1,021

Total long-lived assets	$3,461	$4,299

14.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables set forth unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 30, 2014. This unaudited information was prepared on a basis consistent with audited consolidated financial statements, reflecting all normal recurring adjustments that were considered necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per share.

	Three months ended				Three months ended
	Sep 28, 2013	Dec 28, 2013	Mar 29, 2014	Jun 30, 2014	Sep 29, 2012	Dec 29, 2012	Mar 30, 2013	Jun 30, 2013
Revenues	$13,571	$14,588	$15,121	$14,260	$11,370	$10,808	$10,943	$13,695
Gross margin	6,262	6,839	6,914	6,605	4,709	3,433	4,676	6,302
Net income (loss) attributable to common stockholders	(502)	100	(12)	(367)	(3,060)	(5,320)	(1,858)	(110)
Basic net income (loss) attributable to common stockholders	(0.05)	0.01	—	(0.03)	(0.29)	(0.50)	(0.17)	(0.01)
Diluted net income (loss) attributable to common stockholders	(0.05)	0.01	—	(0.03)	(0.29)	(0.50)	(0.17)	(0.01)

CONSOLIDATED SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged (credited) to expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2012:
Allowance for doubtful accounts	$698	$150	$(219)	$629
Year ended June 30, 2013:
Allowance for doubtful accounts	$629	$173	$(74)	$728
Year ended June 30, 2014:
Allowance for doubtful accounts	$728	(54)	(64)	$610

(1)	Includes write-offs, net of recoveries.