Form 10-Q
period 2014-09-27
ADEPT TECHNOLOGY INC
filed 2014-11-04
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares of the Registrant’s common stock outstanding as of October 31, 2014 was 13,100,161.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 27, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,772	$7,600
Restricted cash	188	194
Accounts receivable, less allowance for doubtful accounts of $619 and $610 at September 27, 2014 and June 30, 2014, respectively	11,098	10,974
Inventories	11,248	10,296
Other current assets	789	545

Total current assets	28,095	29,609
Property and equipment, net	986	1,082
Goodwill	1,493	1,493
Other intangible assets, net	735	796
Other assets	95	90

Total assets	$31,404	$33,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,512	$7,709
Accrued payroll and related expenses	1,986	2,235
Accrued warranty expenses	901	897
Deferred revenue	457	644
Accrued income tax, current	63	10
Other accrued liabilities	701	848

Total current liabilities	10,620	12,343
Long-term liabilities:
Deferred income tax, long-term	430	430
Long-term obligations	78	130

Total liabilities	11,128	12,903
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 13,072 shares issued and 13,067 shares outstanding at September 27, 2014, and 13,056 shares issued and 13,051 shares outstanding at June 30, 2014	189,738	189,427
Treasury stock, at cost, 5 shares at September 27, 2014 and June 30, 2014	(42)	(42)
Accumulated deficit	(169,286)	(169,368)
Accumulated other comprehensive income (loss)	(134)	150

Total stockholders’ equity	20,276	20,167

Total liabilities and stockholders’ equity	$31,404	$33,070

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	September 27, 2014	September 28, 2013
Revenues	$14,402	$13,571
Cost of revenues	7,959	7,309

Gross margin	6,443	6,262
Operating expenses:
Research, development and engineering	1,496	1,555
Selling, general and administrative	4,802	4,888
Amortization of other intangible assets	61	61

Total operating expenses	6,359	6,504

Operating income (loss)	84	(242)
Interest expense, net	—	(5)
Foreign currency exchange gain (loss)	78	(96)

Income (loss) before income taxes	162	(343)
Provision for income taxes	80	55

Net income (loss)	82	(398)
Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	—	(24)
Dividends allocated to preferred stockholders	—	(80)

Net income (loss) attributable to common stockholders	$82	$(502)

Net income (loss) per share attributable to common stockholders:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

Shares used to compute net income (loss) per share attributable to common stockholders:
Basic	13,059	10,855

Diluted	13,488	10,855

Comprehensive loss:
Net income (loss)	$82	$(398)
Foreign currency translation adjustment	(284)	313

Total comprehensive loss	$(202)	$(85)

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended
	September 27, 2014	September 28, 2013
Operating activities
Net income (loss)	$82	$(398)
Non-cash adjustments to reconcile net income (loss) to net cash provided by (used in)operating activities:
Deferred income taxes	—	(67)
Depreciation and amortization	262	275
Loss on disposal of property and equipment	—	61
Stock-based compensation	201	526
Net changes in operating assets and liabilities:
Accounts receivable, net	(490)	1,447
Inventories	(1,301)	(756)
Other current assets	(253)	(46)
Accounts payable	(1,137)	(536)
Other	(506)	(365)

Net cash provided by (used in) operating activities	(3,142)	141

Investing activities
Purchase of property and equipment	(6)	(51)
Restricted cash	6	(93)

Net cash used in investing activities	—	(144)

Financing activities
Principal payments on capital lease	—	(8)
Proceeds from employee stock incentive program and employee stock purchase plan	111	239

Net cash provided by financing activities	111	231

Effect of foreign exchange rates on cash and cash equivalents	203	45

Net increase (decrease) in cash and cash equivalents	(2,828)	273
Cash and cash equivalents, beginning of period	7,600	6,274

Cash and cash equivalents, end of period	$4,772	$6,547

Cash paid during the period for:
Interest	$—	$1
Taxes	18	23
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	116	50
Accretion of redeemable convertible preferred stock to redemption value	—	24
Undistributed dividends allocated to redeemable convertible preferred stock	—	80

See accompanying notes

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Adept (“Adept” or the “Company”) is a global, robotics-based automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. The Company operates in two segments: Robotics and Services and Support. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements included in Items 7 and 8, respectively, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on August 25, 2014.

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and the applicable rules and regulations of the SEC for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The June 30, 2014, condensed consolidated balance sheet was derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of September 27, 2014, and the results of operations, comprehensive income (loss), and cash flows for the three months ended September 27, 2014 and September 28, 2013. The interim results for the three months ended September 27, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015, or for any other future annual or interim period.

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

There have been no material changes to the Company’s critical accounting policies during the three months ended September 27, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Recent Accounting Pronouncements

The Company does not believe that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

2. Balance Sheet Detail

Cash and cash equivalents-The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of deposit accounts held to secure a leased facility and a credit card facility.

Inventories-Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The components of inventory are as follows (in thousands):

	September 27, 2014	June 30, 2014
	(unaudited)
Raw materials	$6,684	$6,408
Work-in-process	1,553	1,614
Finished goods	3,011	2,274

Total inventory	$11,248	$10,296

Property and equipment-Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	September 27, 2014	June 30, 2014
	(unaudited)
Machinery and equipment	$4,035	$3,991
Computer equipment	5,446	5,456
Software development costs	2,688	2,688
Demonstration equipment	1,649	1,605
Office furniture and equipment	967	1,052

	14,785	14,792
Less accumulated depreciation	(13,799)	(13,710)

Net property and equipment	$986	$1,082

Other intangible assets-Other intangible assets subject to amortization were as follows (in thousands):

	September 27, 2014 (unaudited)				June 30, 2014
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(1,037)	$(158)	$735	$1,930	$(976)	$(158)	$796
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Tradenames	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,531)	$(235)	$735	$2,501	$(1,470)	$(235)	$796

A summary of future amortization as of September 27, 2014 is as follows (in thousands):

	2015	2016	2017	2018	Total
Developed Technology/Patents	$184	$245	$245	$61	$735

Warranty-The estimated cost of product warranty is provided for at the time revenue is recognized. Changes in the Company’s warranty liability:

	Three Months Ended
(unaudited)	September 27, 2014	September 28, 2013
Balance at beginning of period	$897	$1,070
Provision for warranties issued	223	237
Warranty claims	(219)	(251)

Balance at end of period	$901	$1,056

3. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of September 27, 2014, there were options to purchase approximately 252,000 shares of common stock available for grant under all option plans and approximately 314,000 shares available for issuance under the ESPP.

Employee grants under the option plans generally vest, and are expensed, monthly in equal installments over a four year period, except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, and/or new customers) will occur. Restricted stock grants made under performance programs are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

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

Employee option grants are subject to a change of control plan adopted by the Company in 2014 for equity awards that provides for acceleration and vesting in full of options in connection with a change of control transaction under certain circumstances. All stock compensation has been accounted for as an equity instrument, and the Company recognizes the fair value of stock-based compensation as an expense ratably over the service period of the individual equity instruments.

The Company recorded $0.2 million and $0.5 million of stock-based compensation expense for the three months ended September 27, 2014 and September 28, 2013, respectively. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans were $6.37 and $1.98 for the three months ended September 27, 2014 and September 28, 2013, respectively. There were no shares purchased under the ESPP for the three months ended September 27, 2014 and September 28, 2013. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended
	September 27, 2014	September 28, 2013
Average risk free interest rate	1.66%	0.75%
Expected life (in years)	4.66	5.75
Expected volatility	78%	77%
Dividend yield	0%	0%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends on its common stock, is restricted from paying cash dividends by its credit facility, and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical volatility of Adept’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on the observed and expected life of options and is indexed to the Treasury Constant Maturity rate. The expected life in years is based on the historic time to post-vesting exercise and forfeitures of the options. Stock-based compensation expense was based on the Company’s historical experience of option cancellations prior to vesting. The Company has generally assumed an annualized forfeiture rate of 5% for each period for its options. The Company adjusts stock-based compensation expense if the actual forfeiture rate is different than estimated.

A summary of stock option activity under the option plans is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,158	$5.87
Granted	126	$10.37
Exercised	(24)	$4.70
Forfeited or Expired	(9)	$5.38

Outstanding at September 27, 2014	1,251	$6.35	8.27	$3,627

Vested/Expected to Vest	1,216	$6.29	8.24	$3,571

Exercisable	857	$5.01	7.87	$3,064

In 2014, the Company granted restricted stock units (“RSUs”) for up to 112,500 shares of common stock to its Chief Executive Officer (“CEO”). The RSUs vest upon the earlier of the CEO’s separation from service or a change in control. The number of shares issuable upon vesting and settlement of the RSUs, if any, will be determined based on the Company’s stock price on the vesting date and, in the case of a separation from service, the extent to which certain performance criteria has been met. No compensation expense has been recognized on these RSUs as the fair value is not determinable.

As of September 27, 2014 , there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2017.

4. Redeemable Convertible Preferred Stock

In 2013, the Company issued 8,000 shares of its Series A redeemable convertible preferred stock (the “redeemable convertible preferred stock”), par value $0.001 per share, at a price of $1,000 per share, subject to the terms of its Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock for net proceeds of $7.6 million. Dividends on the redeemable convertible preferred stock accrued at the prime rate plus 3% up to a maximum amount of 4%. In February 2014, all of the outstanding redeemable convertible preferred stock plus accrued dividends through the date of conversion was converted into 1.7 million shares of common stock of the Company.

5. Bank Credit Facility

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

At September 27, 2014, the Company had no borrowings under the Agreement.

6. Legal Proceedings

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

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept reached agreement to settle this matter and, in 2014, accrued $159,000 relating to the settlement.

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

The Company recorded a tax provision of $0.1 million for each of the three months ended September 27, 2014 and September 28, 2013, respectively, primarily due to foreign tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.4 million as of each of September 27, 2014 and June 30, 2014, respectively. Approximately $6.0 million of the unrecognized tax benefit as of each period has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.4 million, as of both September 27, 2014 and June 30, 2014, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1999 to 2014 remain open to examination by the U.S. and state tax authorities, and the tax years 2010 to 2014 remain open to examination by the foreign tax authorities. Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 27, 2014, accrued interest and penalties associated with unrecognized tax benefits was not material.

8. Net Loss per Share

The computation of diluted net income (loss) per share attributable to common stockholders for the three months ended September 27, 2014 and September 28, 2013, does not include 0.3million and 0.7 million, respectively, of unvested restricted shares and options to purchase shares as these common stock equivalents were anti-dilutive.

9. Segment Information

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

The operating results for the Company’s identified segments are presented as follows (in thousands):

	Three Months Ended
(unaudited)	September 27, 2014	September 28, 2013
Revenues:
Robotics	$11,283	$10,357
Services and Support	3,119	3,214

Total revenues	$14,402	$13,571

Segment operating income:
Robotics	$905	$1,176
Services and Support	1,213	1,358

Segment operating income	2,118	2,534
Unallocated research, development and engineering and general and administrative expenses	(1,973)	(2,715)
Amortization of intangible assets	(61)	(61)

Operating income (loss)	84	(242)
Net interest expense		(5)
Foreign currency exchange gain (loss)	78	(96)

Income (loss) before income taxes	$162	$(343)

Management also assesses the Company’s performance, operations and assets by geographic areas. Revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended
(unaudited)	September 27, 2014	September 28, 2013
Revenues:
United States	$2,349	$2,933
Europe	8,279	6,313
Asia	3,230	3,953
All other countries	544	372

Total	$14,402	$13,571

(unaudited)	September 27, 2014	June 30, 2014
Long-lived tangible assets:
United States	$709	$795
All other countries	372	377

Total long-lived tangible assets	$1,081	$1,172

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

10. Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for each of the three months ended of September 27, 2014 and September 28, 2013 was $0.5 million. Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of September 27, 2014 are as follows (in thousands):

Fiscal Year
2015	$1,500
2016	1,400
2017	500
2018	200
2019	—
Thereafter	—

Total minimum lease payments	$3,600

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions, which may or may not prove to be correct, and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in greater detail in Item 1A – Risk Factors in our Annual Report on Form 10-K filed with the SEC on August 25, 2014. Statements made in this report represent our estimates and assumptions only as of the date of this report.

In this report, unless the context indicates otherwise, the terms “Adept,” “we,” “us,” and “our” refer to Adept Technology, Inc., a Delaware corporation, and its subsidiaries.

OVERVIEW

Adept is a global, leading provider of intelligent robots, autonomous mobile solutions and services that enable customers to achieve precision, speed, quality and productivity in their assembly, handling, packaging, testing, and logistical processes. With a comprehensive portfolio of high-performance motion controllers, application development software, vision-guidance technology and high-reliability robot mechanisms with autonomous capabilities, Adept provides specialized, cost-effective robotics systems and services to high-growth markets including medical, electronics, food and semiconductor; as well as to traditional industrial markets including machine tool automation and automotive components. Through sales to system integrators, distributors, OEM partners and end-user companies, we sell our products and services into a few broad industries where we believe we can provide the best solutions for particular applications. We operate in two segments: Robotics and Services and Support.

Strategy

We develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in industrial robots, vision guidance and autonomous vehicle technologies. In pursuit of our strategy, we intend to:

•	Accelerate the launch of our mobile robot products into the global market— Our global markets for mobile products include flexible manufacturing, semiconductor, logistics and warehousing, and food.

•	Revitalize our core fixed robot business, including expanding our channels and accelerating our regional selling and marketing approach— Our global markets for our fixed products include small flexible manufacturing, food and packaging within our capacity range of 7.5 pounds and below.

•	Grow our services business— Offer our customers a broader selection of support solutions.

Our Actions in Support of our Strategy

•	We intend to integrate strategic relationships from core markets that will drive volume and visibility.

•	We intend to have collaborative new product development for innovative products.

•	We intend to continue to accelerate our service and support revenues with existing and new product offerings.

•	We have set specific sales objectives to leverage the cost of selling our products as we grow.

•	We intend to scale our engineering resources, supply chain, and operations worldwide.

•	We continue to foster our culture by providing employees with clear direction, a focus on accountability and execution, and bottom line results.

This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K as filed with the SEC on August 25, 2014.

Revenues

Revenues by segment are shown below (in thousands, except %):

	Three Months Ended
(unaudited)	September 27, 2014	% Change	September 28, 2013
Robotics
Revenues	$11,283	9%	$10,357
Percentage of total revenues	78%		76%
Services and Support
Revenues	3,119	(3)%	3,214
Percentage of total revenues	22%		24%

Total Revenues	$14,402	6%	$13,571

Total revenues were $14.4 million and $13.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing an increase of 6%. Robotics segment revenues were $11.3 million and $10.4 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing an increase of 9%. Services and support segment revenues were $3.1 million and $3.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing a decrease of 3%.

Revenue by geography is shown below (in thousands, except %):

	Three Months Ended
(unaudited)	September 27, 2014	% Change	September 28, 2013
United States
Revenues	$2,349	(20)%	$2,933

Percentage of total revenues	16%		22%

Europe
Revenues	8,279	31%	6,313
Percentage of total revenues	58%		46%
Asia
Revenues	3,230	(18)%	3,953
Percentage of total revenues	22%		29%
Other countries
Revenues	544	46%	372
Percentage of total revenues	4%		3%

Total International Revenues	12,053	13%	10,638

Percentage of total revenues	84%		78%

Total Revenues	$14,402	6%	$13,571

US revenues were $2.3 million and $2.9 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing a decrease of 20%. The decrease in fiscal 2014 was primarily due to lower service revenues and sales to the medical and research markets, offset to some extent, by sales in other markets. The Company continues to implement its efforts to improve market share in the US. International revenues were $12.1 million and $10.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing an increase of 13%. The increase in fiscal 2014 was primarily due to higher service revenues and sales in the automotive, packaging and research markets, offset to a lesser extent by a decrease in sales to the consumer electronics and solar markets.

Gross margin

Gross margin was 44.7% and 46.1% for the three months ended September 27, 2014 and September 28, 2013, respectively. The decrease in gross margin was primarily due to product and region mix.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Total operating expenses were $6.4 million and $6.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing a decrease of 2%. Average headcount during the quarter increased 9% compared to 2013.

Research, Development and Engineering Expenses. Research, development and engineering (“R&D”) expenses were $1.5 and $1.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing a decrease of 4%. The decrease was primarily the result of lower stock compensation and incentive bonus costs in the three months ended September 27, 2014. R&D costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $4.8 and $4.9 million for the three months ended September 27, 2014 and September 28, 2013, respectively, representing a decrease of 2%. SG&A expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

Amortization . For each of the three months ended September 27, 2014 and September 28, 2013, amortization of other intangible assets expense was $0.1 million.

Foreign Currency Exchange Gain (loss)

Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency exchange gains (loss) were $0.1 million and $(0.1) million for the three months ended September 27, 2014 and September 28, 2013, respectively. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.

Provision for Income Taxes

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

The provision for income taxes was $0.1 million for each of the three months ended September 27, 2014 and September 28, 2013, respectively, which related primarily to taxes in non-U.S. jurisdictions and state minimum taxes.

Liquidity and Capital Resources

As of September 27, 2014, cash and cash equivalents were $4.8 million, a decrease of $2.8 million from June 30, 2014. Cash used in operating activities for the three months ended September 27, 2014 was $3.1 million, representing net income adjusted for non-cash depreciation, amortization and stock based compensation expenses, offset by the use of $3.5 million of cash for working capital purposes. Cash provided by financing activities was $0.1 million from proceeds received from the exercise of stock options.

Bank Line of Credit

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

At September 27, 2014, the Company had no borrowings under the Agreement.

Adept has no off balance sheet arrangements and believes that its current cash and cash equivalents, together with funds available pursuant to its credit facility, provide sufficient liquidity for operations in fiscal year 2015. Based on operating needs, strategic activities and other factors, we may further utilize the line of credit in the future or seek alternative credit or other financing in the future to pursue additional expansion opportunities or make other investments in our growth.

New Accounting Pronouncements

See Notes to condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity: There have been no significant changes to our market interest rate risk assessment as discussed in our 2014 Annual Report on Form 10-K.

Foreign currency exchange rate sensitivity: We transact our revenue primarily in U.S. dollars, Euros, and to a lesser extent, ChineseRMBs and Japanese Yen. The U.S. dollar is our reporting currency. The U.S. dollar is our functional currency except for our international subsidiaries in China, France and Germany, and Singapore where the Chinese Yuan, Euro, and Singapore dollar are the functional currencies, respectively.

As of September 27, 2014, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Euro, and Singapore dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at September 27, 2014, the fair value of these foreign currency amounts would decline by an amount which is not material.

ITEM 4. CONTROLS AND PROCEDURES

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

Based on management’s evaluation, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept reached agreement to settle this matter and, in 2014, accrued $159,000 relating to the settlement.

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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
Rob Cain
President and Chief Executive Officer

Date: November 4, 2014

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended September 27, 2014 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of September 27, 2014 and June 30, 2014 (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 27, 2014 and September 28, 2013 (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 27, 2014 and September 28, 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed with this Quarterly Report on Form 10-Q
-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections