Form 10-Q
period 2014-12-27
ADEPT TECHNOLOGY INC
filed 2015-02-04
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

The number of shares of the Registrant’s common stock outstanding as of January 30, 2015 was 13,103,731.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 27, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,233	$7,600
Restricted cash	188	194
Accounts receivable, less allowance for doubtful accounts of $538 and $610 at December 27, 2014 and June 30, 2014, respectively	7,627	10,974
Inventories	10,608	10,296
Other current assets	811	545

Total current assets	23,467	29,609
Property and equipment, net	916	1,082
Goodwill	1,493	1,493
Other intangible assets, net	674	796
Other assets	123	90

Total assets	$26,673	$33,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,291	$7,709
Accrued payroll and related expenses	2,030	2,235
Accrued warranty expenses	874	897
Deferred revenue	91	644
Accrued income tax, current	—	10
Other accrued liabilities	623	848

Total current liabilities	7,909	12,343
Long-term liabilities:
Deferred income tax, long-term	400	430
Long-term obligations	8	130

Total liabilities	8,317	12,903
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 13,109 shares issued and 13,104 shares outstanding at December 27, 2014, and 13,056 shares issued and 13,051 shares outstanding at June 30, 2014	190,129	189,427
Treasury stock, at cost, 5 shares at December 27, 2014 and June 30, 2014	(42)	(42)
Accumulated deficit	(171,644)	(169,368)
Accumulated other comprehensive income (loss)	(87)	150

Total stockholders’ equity	18,356	20,167

Total liabilities and stockholders’ equity	$26,673	$33,070

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenues	$11,797	$14,588	$26,199	$28,159
Cost of revenues	6,737	7,749	14,696	15,058

Gross margin	5,060	6,839	11,503	13,101
Operating expenses:
Research, development and engineering	1,876	1,851	3,372	3,406
Selling, general and administrative	5,136	4,778	9,938	9,666
Settlement of litigation, net	260	—	260	—
Amortization of other intangible assets	61	61	122	122

Total operating expenses	7,333	6,690	13,692	13,194

Operating income (loss)	(2,273)	149	(2,189)	(93)
Interest expense, net	—	—	—	(5)
Foreign currency exchange gain (loss)	(174)	157	(96)	61

Income (loss) before income taxes	(2,447)	306	(2,285)	(37)
Provision for (benefit from) income taxes	(90)	102	(10)	157

Net income (loss)	(2,357)	204	(2,275)	(194)

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	—	(24)	—	(48)
Dividends allocated to preferred stockholders	—	(80)	—	(160)

Net income (loss) attributable to common stockholders	$(2,357)	$100	$(2,275)	$(402)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.18)	$0.01	$(0.17)	$(0.04)
Diluted	$(0.18)	$0.01	$(0.17)	$(0.04)
Number of shares used in computing net income (loss) per share attributable to common stockholders
Basic	13,090	11,025	13,074	10,940
Diluted	13,090	13,334	13,074	10,940
Comprehensive income (loss):
Net income (loss)	$(2,357)	$204	$(2,275)	$(194)
Foreign currency translation adjustment	47	(55)	(237)	258

Total comprehensive income (loss)	$(2,310)	$149	$(2,512)	$64

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended
	December 27, 2014	December 28, 2013
Operating activities
Net loss	$(2,275)	$(194)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(30)	(67)
Depreciation and amortization	528	548
Loss on disposal of property and equipment	—	49
Stock-based compensation	451	1,091
Net changes in operating assets and liabilities:
Accounts receivable	2,739	(497)
Inventories	(971)	276
Other current assets	(276)	(84)
Accounts payable	(3,318)	(1,643)
Other accrued liabilities and deferred revenues	(901)	(739)
Accrued restructuring charges	—	(19)
Other long-term liabilities	(151)	(18)

Net cash used in operating activities	(4,204)	(1,297)

Investing activities
Purchase of property and equipment	(19)	(107)
Restricted cash	6	(95)
Proceeds from sale of property and equipment	—	17

Net cash used in investing activities	(13)	(185)

Financing activities
Principal payments on capital lease	—	(9)
Proceeds from employee stock incentive program and employee stock purchase plan	251	636

Net cash provided by financing activities	251	627

Effect of exchange rates on cash and cash equivalents	599	(87)

Net decrease in cash and cash equivalents	(3,367)	(942)

Cash and cash equivalents, beginning of period	7,600	6,274

Cash and cash equivalents, end of period	$4,233	$5,332

Cash paid during the period for:
Interest	$1	$1
Taxes	$24	$23
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$250	$85
Accretion of preferred stock to redemption value	$—	$48

See accompanying notes

ADEPT TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Adept Technology, Inc. (“Adept” or the “Company”) is a global, robotics-based automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. The Company operates in two segments: Robotics and Services and Support. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Financial Statements included in Items 7 and 8, respectively, in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”) on August 25, 2014.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of December 27, 2014, the results of operations and comprehensive income (loss) for the three and six months ended December 27, 2014 and December 28, 2013, and cash flows for the six months ended December 27, 2014 and December 28, 2013. The interim results for the six months ended December 27, 2014, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015, or for any other future annual or interim period.

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

There have been no material changes to the Company’s critical accounting policies during the six months ended December 27, 2014, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Recent Accounting Pronouncements

The Company does not believe that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

2. Balance Sheet Detail

Cash and cash equivalents -The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of deposit accounts held to secure a leased facility and a credit card facility.

Inventories -Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The components of inventory are as follows (in thousands):

	December 27, 2014	June 30, 2014
	(unaudited)
Raw materials	$6,986	$6,408
Work-in-process	710	1,614
Finished goods	2,912	2,274

Total inventory	$10,608	$10,296

Property and equipment -Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	December 27, 2014	June 30, 2014
	(unaudited)
Machinery and equipment	$4,069	$3,991
Computer equipment	5,451	5,456
Software development costs	2,688	2,688
Demonstration equipment	1,627	1,605
Office furniture and equipment	955	1,052

	14,790	14,792
Less accumulated depreciation	(13,874)	(13,710)

Net property and equipment	$916	$1,082

Other intangible assets -Other intangible assets subject to amortization were as follows (in thousands):

	December 27, 2014				June 30, 2014
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(1,098)	$(158)	$674	$1,930	$(976)	$(158)	$796
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Tradenames	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,592)	$(235)	$674	$2,501	$(1,470)	$(235)	$796

A summary of future amortization as of December 27, 2014 is as follows (in thousands):

	2015	2016	2017	2018	Total
Developed Technology/Patents	$123	$245	$245	$61	$674

Warranty -The estimated cost of product warranty is provided for at the time revenue is recognized. Changes in the Company’s warranty liability were as follows (in thousands):

	Six Months Ended
(unaudited)	December 27, 2014	December 28, 2013
Balance at beginning of period	$897	$1,070
Provision for warranties issued	381	422
Warranty claims	(404)	(408)

Balance at end of period	$874	$1,084

3. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of December 27, 2014, there were options to purchase approximately 337,000 shares of common stock available for grant under all option plans and approximately 281,000 shares available for issuance under the ESPP. Outstanding employee grants under the option plans generally vest, and are expensed, monthly in equal installments over a four year period (except for certain options which have a one year cliff vesting and then vest monthly), except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, and/or new customers) will occur. Restricted stock grants made under performance programs are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

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

The Company recorded $ 0.3 million and $0.5 million of stock-based compensation expense for the three and six months ended December 27, 2014 and $0.6 million and $1.1 million for the three and six months ended December 28, 2013, respectively. The Company did not record an income-tax benefit for the stock compensation expense as a result of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans were $5.48 and $5.73 for the three and six months ended December 27, 2014 and $5.00 and $2.48 for the three and six months ended December 28, 2013, respectively. During the six months ended December 27, 2014 and December 28, 2013, 33,000 and 21,000 shares, respectively, were purchased under the ESPP with weighted average grant date fair values of $3.85 and $2.62. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended				Six Months Ended
	December 27, 2014		December 28, 2013		December 27, 2014		December 28, 2013
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Average risk free interest rate	1.66%	.05%	0.76%	0.16%	1.66%	.05%	0.75%	0.16%
Expected life (in years)	5.07	0.49	5.99	0.49	4.96	0.49	5.09	0.49
Expected volatility	78%	62%	77%	62%	78%	62%	77%	62%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

A summary of stock option activity under the option plans is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,158	$5.87
Granted	452	$9.14
Exercised	(27)	$4.54
Forfeited or Expired	(23)	$7.33

Outstanding at December 27, 2014	1,560	$6.82	8.30	$4,260

Vested/Expected to Vest	1,501	$6.75	8.26	$4,192

Exercisable	902	$5.27	7.51	$3,550

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

As of December 27, 2014 , there was approximately $3.0 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2018.

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

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain minimum EBITDA levels.

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

At December 27, 2014, the Company had no borrowings under the Agreement. As of December 27, 2014, the Company was not in compliance with certain covenants in the Agreement. The bank waived the non-compliance and amended the Agreement, to include among other changes, a reduction in the non-formula based borrowing to $1 million from $2.5 million and changes to the financial covenant.

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

During the three months ended December 27, 2014, the Company settled a legal claim made by a former employee and recorded a $260,000 charge, which includes legal expenses and is net of insurance reimbursement and amounts previously accrued, during the quarter.

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

The Company recorded a tax benefit of $0.1 million and $0.0 million for the three and six months ended December 27, 2014 and a tax provision of $0.1 million and $0.2 million for the three and six months ended December 28, 2013, respectively, primarily due to tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.5 million and $7.4 million as of December 27, 2014 and June 30, 2014, respectively. Approximately $6.1 and $6.0 million of the unrecognized tax benefit as of each period has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.4 million, as of both December 27, 2014 and June 30, 2014, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1999 to 2014 remain open to examination by the U.S. and state tax authorities, and the tax years 2010 to 2014 remain open to examination by the foreign tax authorities. Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 27, 2014, accrued interest and penalties associated with unrecognized tax benefits was not material.

8. Net Loss per Share

The computation of diluted net income (loss) per share attributable to common stockholders does not include the following unvested restricted shares and options to purchase shares as these common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Unvested restricted stock	112	—	112	100
Stock options	368	—	400	900

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

	Three Months Ended		Six Months Ended
(unaudited)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenues:
Robotics	$8,839	$11,384	$20,122	$21,741
Services and Support	2,958	3,204	6,077	6,418

Total revenues	$11,797	$14,588	$26,199	$28,159

Segment operating income (loss):
Robotics	$(649)	$1,373	$256	$2,549
Services and Support	826	1,180	2,039	2,538

Segment operating income (loss)	177	2,553	2,295	5,087
Unallocated research, development and engineering and general and administrative expenses	(2,389)	(2,343)	(4,362)	(5,058)
Amortization of intangible assets	(61)	(61)	(122)	(122)

Operating income (loss)	(2,273)	149	(2,189)	(93)
Net interest expense	—	—		(5)
Foreign currency exchange gain (loss)	(174)	157	(96)	61

Income (loss) before income taxes	$(2,447)	$306	$(2,285)	$(37)

Management also assesses the Company’s performance, operations and assets by geographic areas. Revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
(unaudited)	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Revenues:
United States	$3,128	$3,671	$5,477	$6,749
Europe	5,346	5,737	13,625	12,085
Asia	2,757	4,045	5,987	7,878
All other countries	566	1,135	1,110	1,447

Total	$11,797	$14,588	$26,199	$28,159

(unaudited)	December 27, 2014	June 30, 2014
Long-lived tangible assets:
United States	$543	$795
All other countries	466	377

Total long-lived tangible assets	$1,009	$1,172

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

10. Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for each of the three and six months ended of December 27, 2014 and December 28, 2013 was $0.5 million and $0.9 million. Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of December 27, 2014 are as follows (in thousands):

Fiscal Year
2015	$1,100
2016	1,400
2017	500
2018	300
2019	—
Thereafter	—

Total minimum lease payments	$3,300

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues

Revenues by segment are shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
Revenue by Segment (unaudited)	December 27, 2014	% Change	December 28, 2013	December 27, 2014	% Change	December 28, 2013
Robotics
Revenues	$8,839	(22)%	$11,384	$20,122	(7)%	$21,741
Percentage of total revenues	75%		78%	77%		77%
Services and Support
Revenues	2,958	(8)%	3,204	6,077	(5)%	6,418
Percentage of total revenues	25%		22%	23%		23%

Total Revenues	$11,797	(19)%	$14,588	$26,199	(7)%	$28,159

Total revenues were $11.8 million and $14.6 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 19%. Robotics segment revenues were $8.8 million and $11.4 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 22%. Services and support segment revenues were $3.0 million and $3.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 8%. Total revenues were $26.2 million and $28.2 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 7%. Robotics segment revenues were $20.0 million and $21.7 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 7%. Services and support segment revenues were $6.1 million and $6.4 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 5%.

Revenue by geography is shown below (in thousands, except %):

	Three Months Ended			Six Months Ended
	December 27, 2014	% Change	December 28, 2013	December 27, 2014	% Change	December 28, 2013
United States
Revenues	$3,128	(15%)	$3,671	$5,477	(19%)	$6,749

Percentage of total revenues	27%		25%	21%		24%

Europe
Revenues	5,346	(7%)	5,737	13,625	13%	12,085
Percentage of total revenues	45%		39%	52%		43%
Asia
Revenues	2,757	(32%)	4,045	5,987	(24%)	7,878
Percentage of total revenues	23%		28%	23%		28%
Other countries
Revenues	566	(50%)	1,135	1,110	(23%)	1,447
Percentage of total revenues	5%		8%	4%		5%

Total International Revenues	8,669	(21%)	10,917	20,722	(3%)	21,410

Percentage of total revenues	73%		75%	79%		76%

Total Revenues	$11,797	(19%)	$14,588	$26,199	(7%)	$28,159

US revenues were $3.1 million and $3.7 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 15%. US revenues were $5.5 million and $6.7 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 19%. The decrease in both periods was primarily due to a decrease in service revenue and lower sales to the medical market, offset to some extent by higher sales in the assembly market. The Company continues to implement its efforts to improve market share in the US. International revenues were $8.7 million and $10.9 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 21%. International revenues were $20.7 million and $21.4 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing a decrease of 3%. The decrease in both periods was primarily due to a decrease in the consumer goods and semiconductor markets. The decrease for the three months ended December 27, 2014 was also due to lower sales to the automotive and packaging markets, offset by sales to the consumer electronics market. On a year to date basis, sales to the automotive market were significantly higher in fiscal year 2015 compared to fiscal year 2014.

Gross margin

Gross margin was 42.9% and 46.9% for the three months ended December 27, 2014 and December 28, 2013, respectively. Gross margin was 43.9% and 46.5% for the six months ended December 27, 2014 and December 28, 2013, respectively. The decrease in gross margin for the three and six months was due to the lower sales which resulted in less absorption of manufacturing overhead.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Total operating expenses were $7.3 million and $6.7 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing an increase of 10%. Total operating expenses were $13.7 million and $13.2 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing an increase of 4%. Average headcount during the three and six month period increased 13% and 10% compared to fiscal year 2014.

Research, Development and Engineering Expenses. Research, development and engineering (“R&D”) expenses were $1.9 million for each of the three months ended December 27, 2014 and December 28, 2013, respectively. R&D expenses were $3.4 million for each of the six months ended December 27, 2014 and December 28, 2013, respectively. R&D costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $5.2 million and $4.8 million for the three months ended December 27, 2014 and December 28, 2013, respectively, representing an increase of 7%. SG&A expenses were $9.9 million and $9.7 million for the six months ended December 27, 2014 and December 28, 2013, respectively, representing an increase of 3%. The increase in SG&A expense for each period was principally the result of higher average headcount. SG&A expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

Amortization. For each of the three and six months ended December 27, 2014 and December 28, 2013, amortization of other intangible assets expense was $0.1 million.

Foreign Currency Exchange Gain (loss)

Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency exchange gains (losses) were $(0.2) million and $0.2 million for the three months ended December 27, 2014 and December 28, 2013, respectively, and $(0.1) million and $0.1 million for the six months ended December 27, 2014 and December 28, 2013, respectively. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.

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

The Company recorded a tax benefit of $0.1 million and $0.0 million for the three and six months ended December 27, 2014, and a tax provision of $0.1 million and $0.2 million for the three and six months ended December 28, 2013, respectively, primarily due to tax of certain foreign entities and a nominal amount of state minimum taxes.

Liquidity and Capital Resources

As of December 27, 2014, cash and cash equivalents were $4.2 million, a decrease of $3.4 million from June 30, 2014. Cash used in operating activities for the six months ended December 27, 2014 was $4.2 million, representing net loss adjusted for non-cash depreciation, amortization and stock based compensation expenses, and the use of $2.6 million of cash for working capital purposes. Cash provided by financing activities was $0.3 million from proceeds received from employee equity programs.

Bank Line of Credit

In fiscal year 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank. Under the Agreement, the Company may borrow an amount not to exceed the lesser of (i) $10.0 million and (ii) $2.5 million plus 80% of eligible domestic and foreign subsidiary accounts receivable. The Agreement specifies the criteria for determining eligible accounts receivable and sets forth ongoing conditions precedent to the Company’s ability to borrow under the Agreement. Amounts borrowed under the Agreement may be repaid and reborrowed until its maturity on June 9, 2016, at which time all advances shall be immediately due and payable in full. Amounts borrowed under the Agreement shall bear interest at the prime rate plus 0.75%. Adept and certain of its subsidiaries have granted the bank a security interest in substantially all of their respective assets (excluding intellectual property) to secure the outstanding obligations under the Agreement.

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain minimum EBITDA levels.

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

At December 27, 2014, the Company had no borrowings under the Agreement. As of December 27, 2014, the Company was not in compliance with certain covenants in the Agreement. The bank waived the non-compliance and amended the Agreement, to include among other changes, a reduction in the non-formula based borrowing to $1 million from $2.5 million and changes to the financial covenant.

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

Foreign currency exchange rate sensitivity: We transact our revenue primarily in U.S. dollars, Euros, and to a lesser extent, Chinese RMBs and Japanese Yen. The U.S. dollar is our reporting currency. The U.S. dollar is our functional currency except for our international subsidiaries in China, France and Germany, and Singapore where the Chinese Yuan, Euro, and Singapore dollar are the functional currencies, respectively.

As of December 27, 2014, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Euro, and Singapore dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at December 27, 2014, the fair value of these foreign currency amounts would decline by an amount which is not material.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are committed to maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures and implementing controls and procedures. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all issues, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended December 27, 2014 the Company settled a legal claim made by a former employee and recorded a $260,000 charge, which includes legal expenses and is net of insurance reimbursement and amounts previously accrued, during the quarter.

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
Rob Cain
President and Chief Executive Officer

Date: February 4, 2015

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.1+	First Amendment to Loan and Security Agreement and Waiver (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.

10.2+	Prime Referenced Rate Addendum to Loan and Security Agreement (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended December 27, 2014 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of December 27, 2014 and June 30, 2014 (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended December 27, 2014 and December 28, 2013 (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 27, 2014 and December 28, 2013 and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed with this Quarterly Report on Form 10-Q
-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections