Form 10-Q
period 2015-03-28
ADEPT TECHNOLOGY INC
filed 2015-05-04
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

The number of shares of the Registrant’s common stock outstanding as of April 30, 2015 was 13,172,800.

ADEPT TECHNOLOGY, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 28, 2015	June 30, 2014
	(unaudited )
ASSETS
Current assets:
Cash and cash equivalents	$2,712	$7,600
Restricted cash	74	194
Accounts receivable, less allowance for doubtful accounts of $409 and $610 at March 28, 2015 and June 30, 2014, respectively	11,057	10,974
Inventories	9,921	10,296
Other current assets	801	545

Total current assets	24,565	29,609
Property and equipment, net	878	1,082
Goodwill	1,493	1,493
Other intangible assets, net	613	796
Other assets	106	90

Total assets	$27,655	$33,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,750	$—
Accounts payable	4,954	7,709
Accrued payroll and related expenses	1,919	2,235
Accrued warranty expense	901	897
Deferred revenue	106	644
Accrued income tax, current		10
Other accrued liabilities	624	848

Total current liabilities	10,254	12,343
Long-term liabilities:
Deferred income tax, long-term	287	430
Long-term obligations	7	130

Total liabilities	10,548	12,903
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 13,136 shares issued and 13,131 shares outstanding at March 28, 2015, and 13,056 shares issued and 13,051 shares outstanding at June 30, 2014	190,466	189,427
Treasury stock, at cost, 5 shares at March 28, 2015 and June 30, 2014	(42)	(42)
Accumulated deficit	(172,967)	(169,368)
Accumulated other comprehensive income (loss)	(350)	150

Total stockholders’ equity	17,107	20,167

Total liabilities and stockholders’ equity	$27,655	$33,070

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues	$14,114	$15,121	$40,313	$43,280
Cost of revenues	8,277	8,207	22,973	23,265

Gross margin	5,837	6,914	17,340	20,015
Operating expenses:
Research, development and engineering	2,041	1,774	5,413	5,180
Selling, general and administrative	4,827	4,813	14,765	14,479
Settlement of litigation	—	—	260	—
Amortization of other intangible assets	61	61	183	183

Total operating expenses	6,929	6,648	20,621	19,842

Operating income (loss)	(1,092)	266	(3,281)	173
Interest income (expense), net	(11)	12	(11)	7
Foreign currency exchange gain (loss)	(291)	140	(387)	201

Income (loss) before income taxes	(1,394)	418	(3,679)	381
Provision for (benefit from) income taxes	(70)	153	(80)	310

Net income (loss)	(1,324)	265	(3,599)	71

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	—	(234)	—	(282)
Dividends allocated to preferred stockholders	—	(43)	—	(203)

Net loss attributable to common stockholders	$(1,324)	$(12)	$(3,599)	$(414)

Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.00)	$(0.28)	$(0.04)
Diluted	$(0.10)	$(0.00)	$(0.28)	$(0.04)
Number of shares used in computing net loss per share attributable to common stockholders
Basic	13,113	11,955	13,087	11,278
Diluted	13,113	11,955	13,087	11,278
Comprehensive income (loss):
Net income (loss)	$(1,324)	$265	$(3,599)	$71
Foreign currency translation adjustment	(263)	(139)	(500)	119

Total comprehensive income (loss)	$(1,587)	$126	$(4,099)	$190

See accompanying notes

ADEPT TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended
	March 28, 2015	March 29, 2014
Operating activities
Net income (loss)	$(3,599)	$71
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred income taxes	(31)	(67)
Depreciation and amortization	783	821
Loss on disposal of property and equipment	—	49
Stock-based compensation	684	1,640
Net changes in operating assets and liabilities:
Accounts receivable	(1,197)	(1,023)
Inventories	(744)	(54)
Other current assets	(253)	(174)
Accounts payable	(2,573)	(710)
Other	(1,130)	(842)

Net cash used in operating activities	(8,060)	(289)

Investing activities
Purchase of property and equipment	(71)	(152)
Restricted cash	119	(95)
Proceeds from sale of property and equipment	—	17

Net cash provided by (used in) investing activities	48	(230)

Financing activities
Principal payments on capital lease	—	(8)
Proceeds from issuance of convertible preferred stock, net	—	(43)
Payment for taxes on restricted stock awards surrendered to satisfy tax obligations	—	(484)
Borrowings under line of credit	1,750	—
Proceeds from employee stock plans	356	1,640

Net cash provided by financing activities	2,106	1,105

Effect of exchange rate changes on cash and cash equivalents	1,018	(271)

Net increase (decrease) in cash and cash equivalents	(4,888)	315

Cash and cash equivalents, beginning of period	7,600	6,274

Cash and cash equivalents, end of period	$2,712	$6,589

Cash paid during the period for:
Interest	$6	$3
Taxes	$24	$23
Supplemental disclosure of non-cash investing and financing activities:
Transferred from inventory to property and equipment	$383	$148
Accretion of preferred stock to redemption value	$—	$282
Conversion of preferred stock to common stock	$—	$8,000

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, considered necessary to state fairly the Company’s financial position as of March 28, 2015, the results of operations and comprehensive income (loss) for the three and nine months ended March 28, 2015 and March 29, 2014, and cash flows for the nine months ended March 28, 2015 and March 29, 2014. The interim results for the nine months ended March 28, 2015, are not necessarily indicative of the results that may be expected for the year ending June 30, 2015, or for any other future annual or interim period.

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

There have been no material changes to the Company’s critical accounting policies during the nine months ended March 28, 2015, as compared to the critical accounting policies described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Recent Accounting Pronouncements

The Company does not believe that the adoption of recently issued accounting pronouncements will have a material impact on its consolidated financial statements.

2. Balance Sheet Detail

Cash and cash equivalents — The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of a deposit account held to secure a leased facility.

Inventories — Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The components of inventory are as follows (in thousands):

	March 28, 2015	June 30, 2014
Raw materials	$6,980	$6,408
Work-in-process	341	1,614
Finished goods	2,600	2,274

Total inventory	$9,921	$10,296

Property and equipment — Property and equipment are recorded at cost. The components of property and equipment are summarized as follows (in thousands):

	March 28, 2015	June 30, 2014
Machinery and equipment	$3,971	$3,991
Computer equipment	5,438	5,456
Software development costs	2,688	2,688
Demonstration equipment	1,711	1,605
Office furniture and equipment	927	1,052

	14,735	14,792
Less accumulated depreciation	(13,857)	(13,710)

Net property and equipment	$878	$1,082

Other intangible assets — Other intangible assets subject to amortization were as follows (in thousands):

	March 28, 2015 (unaudited)				June 30, 2014
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/ Patents	$1,930	$(1,159)	$(158)	$613	$1,930	$(976)	$(158)	$796

A summary of future amortization as of March 28, 2015 is as follows (in thousands):

	2015	2016	2017	2018	Total
Developed Technology/Patents	$62	$245	$245	$61	$613

Warranty — The estimated cost of product warranty is provided for at the time revenue is recognized. Changes in the Company’s warranty liability were as follows (in thousands):

	Nine Months Ended
	March 28, 2015	March 29, 2014
Balance at beginning of period	$897	$1,070
Provision for warranties issued	590	369
Warranty claims	(586)	(452)

Balance at end of period	$901	$987

3. Stock-Based Compensation

The Company has adopted equity incentive plans that provide for the grant to employees, consultants and directors of stock-based awards, including stock options, restricted shares, and restricted stock units of Adept common stock. Option awards granted have an exercise price equal to or greater than the market price of the Company’s stock on the date of grant and generally have ten-year contractual terms. The Company also has an employee stock purchase plan (“ESPP”) that allows employees to purchase a limited number of shares of its common stock at a discount of 15% of the market value at certain plan-defined dates that are established at six-month intervals. As of March 28, 2015, there were options to purchase approximately 339,000 shares of common stock available for grant under all option plans and approximately 281,000 shares available for issuance under the ESPP. Outstanding employee grants under the option plans generally vest, and are expensed, monthly in equal installments over a four year period (except for certain options which have a one year cliff vesting and then vest monthly), except for performance awards which vest when achievement of the performance criteria occurs, begin to be expensed when achievement of the performance criteria is probable, and are expensed over the service period or when the criteria is met. For performance awards, the Company estimates the service period based on its analysis of when the vesting criteria (typically some or all of the following components: share price, annual revenue amounts, earnings per share, net cash, and/or new customers) will occur. Restricted stock grants made under performance programs are subject to vesting quarterly over two years following the end of the relevant fiscal year of performance.

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

The Company recorded $ 0.2 million and $0.7 million of stock-based compensation expense for the three and nine months ended March 28, 2015, and $0.5 million and $1.6 million for the three and nine months ended March 29, 2014, respectively. The Company did not record an income-tax benefit for the stock compensation expense as a result of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values of the options granted to employees and non-employee directors under the equity incentive plans were $5.90 and $5.73 for the three and nine months ended March 28, 2015, and $10.36 and $2.91 for the three and nine months ended March 29, 2014, respectively. During the nine months ended March 28, 2015 and March 29, 2014, 33,000 and 21,000 shares, respectively, were purchased under the ESPP with weighted average grant date fair values of $3.85 and $2.62. The weighted average grant-date fair values were calculated using the following assumptions:

	Three Months Ended				Nine Months Ended
	March 28, 2015		March 29, 2014		March 28, 2015		March 29, 2014
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Average risk free interest rate	1.19%	0.05%	0.76%	0.16%	1.66%	0.05%	0.75%	0.16%
Expected life (in years)	5.00	0.49	4.69	0.49	4.96	0.49	4.48	0.49
Expected volatility	77%	62%	78%	62%	78%	62%	76%	62%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%

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

A summary of stock option activity is presented below:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at June 30, 2014	1,158	$5.87
Granted	455	$9.14
Exercised	(54)	$4.24
Forfeited or Expired	(33)	$6.61

Outstanding at March 28, 2015	1,526	$6.89	8.0	$1,514

Vested/Expected to Vest	1,475	$6.82	7.9	$1,499

Exercisable	897	$5.45	7.1	$1,329

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

As of March 28, 2015 , there was approximately $2.7 million of total unrecognized compensation cost related to non-vested stock options and restricted stock awards granted and outstanding, the cost of which is expected to be recognized through fiscal 2018.

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

5. Bank Credit Facility

In 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank. Under the Agreement, as amended, the Company may borrow an amount not to exceed the lesser of (i) $10.0 million and (ii) $1.0 million plus 80% of eligible domestic and foreign subsidiary accounts receivable. The Agreement specifies the criteria for determining eligible accounts receivable and sets forth ongoing conditions precedent to the Company’s ability to borrow under the Agreement. Amounts borrowed under the Agreement may be repaid and reborrowed until its maturity on June 9, 2016, at which time all advances shall be immediately due and payable in full. Amounts borrowed under the Agreement shall bear interest at the prime rate plus 1.0%. Adept and certain of its subsidiaries have granted the bank a security interest in substantially all of their respective assets (excluding intellectual property) to secure the outstanding obligations under the Agreement.

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain specified minimum EBITDA levels specified.

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

At March 28, 2015, the Company had $1.8 million of borrowings outstanding under the Agreement and was in compliance with the covenants in the Agreement.

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

During the nine months ended March 28, 2015, the Company settled a legal claim made by a former employee and recorded a $260,000 charge, which includes legal expenses and is net of insurance reimbursement and amounts previously accrued.

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

The Company recorded a tax benefit of $0.1 million for each of the three and nine months ended March 28, 2015, and a tax provision of $0.2 million and $0.3 million for the three and nine months ended March 29, 2014, respectively, primarily due to tax of certain foreign entities and a nominal amount of state minimum taxes.

The Company had gross unrecognized tax benefits of approximately $7.9 million and $7.4 million as of March 28, 2015 and June 30, 2014, respectively. Approximately $6.2 million and $6.0 million of the unrecognized tax benefit as of each period has been offset by a full valuation allowance. If all of these unrecognized tax benefits were recognized, approximately $0.3 million and $0.4 million, as of March 28, 2015 and June 30, 2014, would benefit the income tax provision. In addition, the Company does not expect any material changes to the estimated amount of the liability associated with its uncertain tax positions within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which it has a subsidiary or branch operation. The tax years 1999 to 2014 remain open to examination by the U.S. and state tax authorities, and the tax years 2010 to 2014 remain open to examination by the foreign tax authorities. Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 28, 2015, accrued interest and penalties associated with unrecognized tax benefits was not material.

8. Net Loss per Share

The computation of diluted net income (loss) per share attributable to common stockholders does not include the following unvested restricted shares and options to purchase shares as these common stock equivalents were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Unvested restricted stock	117	112	117	112
Stock options	332	800	378	900

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

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues:
Robotics	$11,175	$11,973	$31,297	$33,714
Services and Support	2,939	3,148	9,016	9,566

Total revenues	$14,114	$15,121	$40,313	$43,280

Segment operating income (loss):
Robotics	$64	$1,330	$320	$3,879
Services and Support	978	1,187	3,017	3,725

Segment operating income (loss)	1,042	2,517	3,337	7,604
Unallocated research, development and engineering and general and administrative expenses	(2,073)	(2,190)	(6,435)	(7,248)
Amortization of intangible assets	(61)	(61)	(183)	(183)

Operating income (loss)	(1,092)	266	(3,281)	173
Interest Income (Expense)	(11)	12	(11)	7
Foreign currency exchange gain (loss)	(291)	140	(387)	201

Income (loss) before income taxes	$(1,394)	$418	$(3,679)	$381

Management also assesses the Company’s performance, operations and assets by geographic areas. Revenue and long-lived tangible assets are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Revenues:
United States	$2,764	$4,047	$8,241	$10,135
Europe	6,297	6,830	19,922	18,951
Asia	4,478	3,872	10,465	12,145
All other countries	575	372	1,685	2,049

Total	$14,114	$15,121	$40,313	$43,280

	March 28, 2015	June 30, 2014
Long-lived tangible assets:
United States	$572	$795
All other countries	412	377

Total long-lived tangible assets	$984	$1,172

Adept’s revenues are reported by geographic region based on the ship-to location of the customer order.

10. Leases

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Rent expense for the three and nine months ended of March 28, 2015 was $0.4 million and $1.3 million, respectively. Rent expense for the three and nine months ended March 29, 2014 was $0.5 million and $1.4 million, respectively. Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of March 28, 2015 are as follows (in thousands):

Fiscal Year
2015	$600
2016	1,300
2017	500
2018	300
2019	—
Thereafter	—

Total minimum lease payments	$2,700

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Strategy

We develop innovative and proprietary products and solutions that meet the needs of our customers and that are based on our core expertise in industrial robots, software, vision guidance and autonomous vehicle technologies. In pursuit of our strategy, we intend to:

•	Accelerate the launch of our mobile robot products into the global market — Our global markets for mobile products include flexible manufacturing, semiconductor, logistics and warehousing, and food.

•	Revitalize our core fixed robot business, including expanding our channels and accelerating our regional selling and marketing approach — Our global markets for our fixed products include small flexible manufacturing, food and packaging within our capacity range of 7.5 pounds and below.

•	Grow our services business — Offer our customers a broader selection of support solutions.

Our Actions in Support of our Strategy

•	We intend to integrate strategic relationships from core markets that will drive volume and visibility.

•	We intend to have collaborative new product development for innovative products.

•	We intend to accelerate our service and support revenues with existing and new product offerings.

•	We have set specific sales objectives to leverage the cost of selling our products as we grow.

•	We intend to scale our engineering resources, supply chain, and operations worldwide.

•	We continue to foster our culture by providing employees with clear direction, a focus on accountability and execution, and bottom line results.

This discussion should be read with the unaudited condensed consolidated financial statements and related disclosures included in this Quarterly Report on Form 10-Q and in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K as filed with the SEC on August 25, 2014.

Revenues

Revenues by segment are shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
Revenue by Segment (unaudited)	March 28, 2015	% Change	March 29, 2014	March 28, 2015	% Change	March 29, 2014
Robotics
Revenues	$11,175	(7)%	$11,973	$31,297	(7)%	$33,714
Percentage of total revenues	79%		79%	78%		78%
Services and Support
Revenues	2,939	(7)%	3,148	9,016	(6)%	9,566
Percentage of total revenues	21%		21%	22%		22%

Total Revenues	$14,114	(7)%	$15,121	$40,313	(7)%	$43,280

Revenue by geography is shown below (in thousands, except %):

	Three Months Ended			Nine Months Ended
	March 28, 2015	% Change	March 29, 2014	March 28, 2015	% Change	March 29, 2014
United States
Revenues	$2,764	(32)%	$4,047	$8,241	(19)%	$10,135

Percentage of total revenues	20%		27%	20%		23%

Europe
Revenues	6,297	(8)%	6,830	19,922	5%	18,951
Percentage of total revenues	45%		45%	50%		44%
Asia
Revenues	4,478	16%	3,872	10,465	(14)%	12,145
Percentage of total revenues	31%		26%	26%		28%
Other countries
Revenues	575	55%	372	1,685	(18)%	2,049
Percentage of total revenues	4%		2%	4%		5%

Total International Revenues	11,350	3%	11,074	32,072	(3)%	33,145

Percentage of total revenues	80%		73%	80%		77%

Total Revenues	$14,114	(7)%	$15,121	$40,313	(7)%	$43,280

The decrease in sales for the United States in both periods was primarily due to lower service revenue and sales to the medical and packaging markets, offset to some extent on a year to date basis by higher sales in the assembly market. The Company continues to implement its efforts to improve market share in the US. International sales increased in the three months ended March 28, 2015 primarily due to increased sales in the consumer goods, disk drive and automotive markets, offset by a 9% impact from the stronger dollar to euro exchange rates during the quarter. International sales decreased during the nine months ended March 28, 2015 primarily due to a 4% impact from exchange rates and lower sales to the solar/semiconductor market, offset by higher sales to the automotive market.

Gross Margin

Gross margin was 41% and 46% for the three months ended March 28, 2015 and March 29, 2014, respectively. Gross margin was 43% and 46% for the nine months ended March 28, 2015 and March 29, 2014, respectively. The decrease in gross margin for both periods was due to the impact of foreign currency exchange rates and to product and regional mix. Foreign currency exchange rates impacted gross margin by approximately 300 basis points and 100 basis points for the three and nine months ended March 28, 2015 respectively, as compared to the prior year periods.

We may experience significant fluctuations in our gross margin percentage from period to period due to changes in volume, changes in availability of components, changes in product configuration, increased price-based competition, fluctuations in foreign currency exchange rates, changes in sales mix of products and/or changes in operating costs.

Operating Expenses

Total operating expenses were $6.9 million and $6.6 million for the three months ended March 28, 2015 and March 29, 2014, respectively, representing an increase of 4%. Total operating expenses were $20.6 million and $19.8 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, representing an increase of 4%. Average headcount during the three and nine month periods increased 16% and 12% compared to fiscal year 2014.

Research, Development and Engineering Expenses. Research, development and engineering (“R&D”) expenses were $2.0 million and $1.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively. R&D expenses were $5.4 million and $5.2 million for the nine months ended March 28, 2015 and March 29, 2014, respectively. R&D costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. Technological feasibility is demonstrated by the completion of a working model or a detailed program design. Capitalized costs are amortized on a straight-line basis over either two or three years, whichever term is the estimated life of the software product.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $4.8 million for each of the three months ended March 28, 2015 and March 29, 2014, respectively. SG&A expenses were $14.8 million and $14.5 million for the nine months ended March 28, 2015 and March 29, 2014, respectively, representing an increase of 2%. The increase in SG&A expense for each period was principally the result of higher average headcount. SG&A expenses consist primarily of employee compensation, professional fees arising from legal, auditing and other consulting services, indirect costs for service, as well as tradeshow participation and other marketing costs.

Amortization . For each of the three and nine months ended March 28, 2015 and March 29, 2014, amortization of other intangible assets expense was $0.1 million and $0.2 million, respectively.

Foreign Currency Exchange Gain (Loss)

Adept’s foreign subsidiaries’ balance sheet accounts are translated at current period ending exchange rates and statements of operations are translated at the average rate for the period. Translation gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency exchange gains (losses) were $(0.3) million and $0.1 million for the three months ended March 28, 2015 and March 29, 2014, respectively, and $(0.4) million and $0.2 million for the nine months ended March 28, 2015 and March 29, 2014, respectively. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest exchange rate risk for Adept.

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

The Company recorded a tax benefit of $0.1 million for each of the three and nine months ended March 28, 2015, and a tax provision of $0.2 million and $0.3 million for the three and nine months ended March 29, 2014, respectively, primarily due to tax of certain foreign entities and a nominal amount of state minimum taxes.

Liquidity and Capital Resources

As of March 28, 2015, cash and cash equivalents were $2.7 million, a decrease of $4.9 million from June 30, 2014. Cash used in operating activities for the nine months ended March 28, 2015 was $8.1 million, representing net loss adjusted for non-cash depreciation, amortization and stock based compensation expenses, and the use of $5.9 million of cash for working capital purposes. Cash provided by financing activities was $2.1 million from borrowings under the Company’s credit facility and proceeds received from employee equity programs.

Bank Line of Credit

In fiscal year 2014, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank. Under the Agreement, as amended, the Company may borrow an amount not to exceed the lesser of (i) $10.0 million and (ii) $1.0 million plus 80% of eligible domestic and foreign subsidiary accounts receivable. The Agreement specifies the criteria for determining eligible accounts receivable and sets forth ongoing conditions precedent to the Company’s ability to borrow under the Agreement. Amounts borrowed under the Agreement may be repaid and reborrowed until its maturity on June 9, 2016, at which time all advances shall be immediately due and payable in full. Amounts borrowed under the Agreement shall bear interest at the prime rate plus 1.0%. Adept and certain of its subsidiaries have granted the bank a security interest in substantially all of their respective assets (excluding intellectual property) to secure the outstanding obligations under the Agreement.

The Agreement contains customary representations and warranties by the Company and customary affirmative and negative covenants, including, among other requirements, requirements as to permissible use of proceeds, restrictions on Adept’s ability to dispose of assets, make acquisitions, be acquired, undergo a change of control, incur indebtedness, grant liens, transfer funds to subsidiaries, make distributions to its stockholders, make investments, or enter into certain transactions with affiliates, subject to specified exceptions. Further, the Agreement contains a financial covenant that requires the Company to achieve certain specified minimum EBITDA levels.

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

At March 28, 2015, the Company had $1.8 million of borrowings outstanding under the Agreement and was in compliance with the covenants in the Agreement.

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

As of March 28, 2015, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Euro, and Singapore dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at March 28, 2015, the fair value of these foreign currency amounts would decline by an amount which is not material.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended March 28, 2015 the Company settled a legal claim made by a former employee and recorded a $260,000 charge, which includes legal expenses and is net of insurance reimbursement and amounts previously accrued.

ITEM 1A.	RISK FACTORS

Deploying a new enterprise resource planning system could interfere with our business or operations and could adversely impact our financial position, results of operations and cash flows.

We are in the process of deploying a new enterprise resource planning, or ERP, system. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business and the attention of many employees who would otherwise be focused on other aspects of our corporate initiatives. Any disruptions, delays or deficiencies in the design and integration of the new ERP system could result in potentially much higher costs than we had anticipated and could adversely affect our ability to develop and commercialize products, provide services, manage our supply chain and fulfill contractual obligations, file reports with the SEC in a timely manner and/or otherwise operate our business, or otherwise impact our controls environment. Any of these consequences could have an adverse effect on our results of operations and financial condition.

The growth of our business consistent with our long-term model depends upon the successful execution of our mobile strategy and continued evolution towards collaborative automation in the markets we serve.

Our strategy is focused upon the market opportunity presented by the continuing evolution towards collaborative automation and our expectation of increased use of mobile automation technology in the markets we serve. This new and rapidly changing environment poses significant risks, including, among other things, unforeseen changes in market demand impacting customer adoption levels, difficulties in developing and delivering products addressing customer requirements, and having sufficient available capital which may affect our ability to grow our business to the degree and on the timeline consistent with our expectations. In the past, other strategic alternatives have been presented to us causing us to evaluate our business opportunities. Future developments in the market and any future alternatives presented, may impact our execution of our product development and commercialization strategy.

The risk factors discussed above are in addition to those risk factors previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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
Rob Cain
President and Chief Executive Officer

Date: May 4, 2015

INDEX TO EXHIBITS

The following exhibits are filed as part of this report or incorporated by reference herein, as noted below.

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

3.4	Amended and Restated Bylaws of Adept-Delaware (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.1	First Amendment to Loan and Security Agreement and Waiver (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 4, 2015).

10.2	Prime Referenced Rate Addendum to Loan and Security Agreement (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 4, 2015).

31.1+	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification by the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s quarterly report on Form 10-Q for the period ended March 28, 2015 is formatted in XBRL interactive data files: (i) Condensed Consolidated Balance Sheets as of March 28, 2015 and June 30, 2014 (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended March 28, 2015 and March 29, 2014 (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 28, 2015 and March 29, 2014 and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed with this Quarterly Report on Form 10-Q
-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections