Form 10-K
period 2015-06-30
ADEPT TECHNOLOGY INC
filed 2015-08-31
CIK 865415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold on the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter (December 27, 2014) was $92,400,000. Shares of common stock held by each officer and director and by each person who beneficially owns 10% or more of common equity of the registrant may be deemed to be affiliates of the registrant.

As of August 15, 2015, approximately 14.6 million shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders to be filed subsequently, referred to as the Proxy Statement, are incorporated by reference into Parts I, II, and III hereof of this Annual Report on Form 10-k. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be part of this report.

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

This report contains trademarks and trade names of Adept and other companies. Adept has 203 trademarks of which 12 are registered trademarks, some of which include the Adept Technology logo. Our trademarks include (among others): Adept ® , AIM ® , HexSight ® , AdeptVision ® , Motivity ® , Adept Cobra™, AdeptQuattro™, AdeptViper™, Adept Python™, Adept SmartServo™, AdeptOne™, AdeptSix™, Adept Anyfeeder™, Adept ACE™, Adept PAC™, SoftPic™, Lynx™, Enterprise Manager™, Motivity™, Seekur™, and PatrolBot™.

ITEM 1.	BUSINESS

Adept is a global, robotics-based automation supplier. Through our integrated offerings of both industrial and mobile robots we help our customers improve the speed, quality and efficiency of their production environments. We design and manufacture industrial (fixed) and mobile robots along with a complementary suite of control and vision systems and software which are used for assembly, packaging, handling, testing and logistics applications in both fixed repetitive and unstructured environments. These products are offered to our customers along with a broad range of service and support options.

Adept helped pioneer the robotics industry, and with more than 30 years of operating expertise, we continue to lead in the development of innovative robotics solutions to meet the changing needs of automation. Our robotic solutions are targeted at automated applications and processes that require precision, flexibility and high productivity. Through sales to systems integrators, distributors, original equipment manufacturer (“OEM”) partners and end-user companies, we provide flexible, cost-effective robotics systems , software and services to a variety of markets, including electronics, food, semiconductor, warehouse/logistics, medical, and automotive.

Our headquarters are located in Pleasanton, California, and we maintain facilities in New Hampshire, Ohio, France, Germany, Singapore and China for business operations, sales and customer support. We were founded and incorporated in California in 1983 and reincorporated in Delaware in 2005. Our common stock is traded on the NASDAQ Capital Market under the symbol “ADEP.”

We operate in two segments: Robotics and Services and Support. Revenue from our Robotics segment accounted for approximately 78% of our total revenues in each of fiscal 2015, 2014 and 2013. Revenue from our Services and Support segment accounted for approximately 22% of our total revenues in each of fiscal 2015, 2014 and 2013. Additional information for these segments is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

The industrial robots we supply include:

•	SCARA (Selective Compliance Assembly Robot Arm)/four axis

•	Articulated/six axis

•	Parallel/three or four axis

•	Cartesian/up to 24 axis

The mobile robots we supply include:

•	Autonomous mobile robots for the transportation of materials

•	Autonomous mobile robots with an integrated conveyor

•	Autonomous mobile robots with integrated collaborative SCARA for the handling and transport of materials

•	Autonomous mobile robots for research applications in a non-commercial environment

Robotic automation continues to be a key enabler for a broad range of applications and industries. Adept robots are ideal in situations that are either hazardous or too repetitive/tedious for human labor, applications that require high precision and speed, or autonomous transportation of goods, including:

•	Manufacturing parts assembly

•	Handling - parts/food/packages

•	Packaging

•	Transporting/logistics

•	Warehouse - order fulfillment

•	Testing

•	Dispensing

Markets

Semiconductor

In a semiconductor fab, the two main cost reduction challenges are labor and yield. The Adept Lynx ® mobile robot allows labor to be redeployed to high value-add tasks in a fab. The Lynx also reduces delivery errors and damage of SMIF pods (containing expensive semiconductor wafers); eliminates rough handling of SMIF pods; eliminates human and other contaminants, and improves cycle time with automated, optimized wafer movement, all of which improves product yield. Adept’s mobile robots provide unique, cost-effective solutions for both of these challenges.

Packaging

The demand for consumer packaged goods (CPG) continues to increase, as factors such as expediency, variety and safety have become more important to consumers. Additionally, automated packaging can deliver benefits such as convenience, branding or market differentiation. Increased use of packaging in various consumer products is fueling the need for automation to address the challenges that arise in the packaging process. These challenges include the need for flexibility, the need to maintain a clean or sterile environment, the ability to process high volumes and the ability to track products that are perishable or that may pose future unknown risks. Cost considerations are also an important catalyst for automated packaging, particularly in applications such as food, where products are often packaged locally for various reasons including freshness, regional branding or specific regulatory requirements. Automation is often a more cost efficient alternative to maintaining a relatively larger number of employees as productivity can be achieved more quickly, in less space and with less risk of contamination.

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

Industrial

Automation enables important benefits in the industrial market, including higher yields, better and more consistent quality and lower cost. For example, in assembly applications, automation can provide the speed and precision required to handle small, high-volume components such as sensors and electronic components. In industrial manufacturing applications, the automation of machine tools and other industrial equipment provides a more productive and safer environment while allowing human labor to be re-deployed to higher value added tasks. This is particularly true in the use of mobile robots to autonomously transport goods within a factory, increasing efficiency. Additionally, automation plays an important role in containing costs in high labor cost regions such as Europe, where governmental policies have encouraged industrial manufacturing to remain local.

Logistics/Warehouse

One of the largest sectors where logistics is of primary consideration is in warehousing and distribution. Managers of these processes are faced with multiple operational and environmental challenges while simultaneously facing ever increasing customer requirements. Automation is often a financially attractive alternative to manual processes not only for labor cost savings, but also due to the potential improvements in productivity, order accuracy, reduced space requirements, increased volume capacity, and control of inventory. While this growth in automation is occurring, there is also a need for supply chains to become more agile to serve rapidly changing markets. To address these divergent requirements, automation is being required to offer heightened levels of flexibility. This is increasingly achieved through the use of mobile robot technologies such as the Lynx mobile robot to autonomously transport materials as instructed directly by the warehouse management systems (WMS) software.

Food

Driven by global competition, changes in consumer buying habits and tightening of governmental safety and hygiene requirements, food processors worldwide are turning from hard automation and manual packing towards robotics in order to achieve food safety, lower cost, manufacturing flexibility and improved sanitation in their food packaging lines. Labor shortages and high turnover are further driving food manufacturers towards automated solutions. Primary food packaging sectors, where robots come in direct contact with food, include raw and processed meats and poultry, seafood, raw and processed fruits and vegetables, baked goods and confectionary. Secondary food application sectors, where packaged food is placed into larger packages, include kitting, cartoning and palletizing.

Flexible Manufacturing

As manufacturers worldwide strive to respond to both B2B and B2C markets that are constantly demanding new and more varied products, designing processes that support multiple product lines or numerous short life-cycle products are major challenges. Companies that manufacture consumer products have SKUs that number in the hundreds or thousands with updates, changeovers and short delivery times requiring high adaptability. Faster, more accurate and multi-arm robotic cells bring the ability to run different products on a production line, perform a wide variety of repeatable tasks, and handle multiple applications, contributing greatly to flexible work cells. These capabilities, along with more sophisticated robotic end effectors, flexible feeders instead of SKU specific bowl feeders and autonomous indoor vehicles instead of hard conveyances, are enabling efficient product changeover and flexibility that reduce costs and time to market. The Lynx Cart Transporter enables the automated replenishment of parts/components line-side along with WIP movement and finished goods delivery.

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

Market Applications

Adept designs and manufactures industrial and mobile robots along with related control and vision systems and software for a diverse group of customers:

Market	Application	Adept Product
Semiconductor	Solar	Cobra™, Viper™, Python™, Quattro™, HornetTM
	Wafer Transport	Lynx ® , Enterprise Manager™, Cobra™, Viper™
	Reticle Handling	Lynx ® , Enterprise Manager™, Cobra™

Packaging	Kitting	Cobra™, Viper™, Python™, Quattro™, HornetTM
	Cartoning	Cobra™, Viper™, Python™, Quattro™, HornetTM
	Palletizing	Viper™

Market	Application	Adept Product
Electronics	Assembly	Cobra™, Viper™, Python™, AnyFeeder™, Flexibowl ®
	Packaging	Cobra™, Viper™, Python™, Quattro™, HornetTM
	Line Side Replenishment	Lynx ® ™, Lynx Cart Transporter, Enterprise Manager™
	WIP Replenishment	Lynx ® ™, Enterprise Manager™
	Transport of Finished Goods	Lynx ® ™, Enterprise Manager™

Industrial	Component Assembly	Cobra™, Viper™, Python™, AnyFeeder™, Flexibowl ®
	Material Transfer	Cobra™, Viper™, Python™, Quattro™, HornetTM
	Machine Tending	Viper™
	Line Side Replenishment	Lynx ® ™, Lynx Cart Transporter, Enterprise Manager™
	WIP Replenishment	Lynx ® ™, Enterprise Manager™
	Transport of Finished Goods	Lynx ® ™, Enterprise Manager™

Logistics/Warehouse	Order fulfillment	Lynx ® , Enterprise Manager™
	Inventory picking	Lynx ® , Enterprise Manager™, Cobra™, Viper™
	WIP Replenishment	Lynx ® , Enterprise Manager™

Food	Primary Packaging	Quattro™, Cobra™, HornetTM
	Secondary Packaging	Quattro™, Cobra™, Viper™, HornetTM
	Palletizing	Viper™
	Transport of Finished Goods	Lynx ® ™, Enterprise Manager™

Flexible Manufacturing	Assembly	Cobra™, Viper™, Python™, Quattro, HornetTM
	Dispensing	Cobra™, Viper™
	Flexible Feeding	AnyFeeder™, Flexibowl ®
	Line Side Replenishment	Lynx ® ™, Lynx Cart Transporter, Enterprise Manager™
	WIP Replenishment	Lynx ® ™, Enterprise Manager™

Products

Industrial (Fixed) Robots

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

Adept Viper 6-axis Articulated Robots

The Adept Viper™ robot is a high-performance 6-axis robot with a 650, 850, 1300, or 1700 mm reach. Adept Viper robots have the added flexibility afforded by their 6-axis design. Adept Viper robots include the Adept’s controls, equipping each with conveyor tracking and vision guidance capabilities. Viper robots are available in wash-down configurations, and the Viper s650 and s850 are available in cleanroom configurations.

Adept Cobra SCARA Robots

The Adept Cobra™ robot is a high-performance four-axis SCARA robot with a 350, 600, or 800 mm reach. Adept Cobra robots offer an industry-leading combination of speed, accuracy and repeatability. Adept Cobra s-Series robots (s350, s600, s800 and s800 inverted) include the Adept SmartController, equipping each with conveyor tracking and vision guidance capabilities. Adept eCobra robots feature embedded controls and amplifiers in the robot’s base, simplifying the design, reducing the cost, and increasing the footprint efficiency. eCobra robots are available in three performance tiers: Lite, Standard, and Pro, each designed for specific application speed and complexity.

Adept Python Cartesian Robots

Adept Python™ linear modules are designed for scalability and flexibility. Adept Python modules incorporate unique design features, making them one of the most robust modules for single-axis, dual- axis, three-axis, or four-axis applications with rotation, gantry, and cantilever configurations. Adept Python modules are easily configured into multi axis robots and are delivered as a fully-assembled and tested system. All Python modules are available in both cleanroom and ESD versions.

Adept Hornet Parallel Robots

The Hornet 565 is a parallel robot for high-speed picking and packaging applications. Adept’s controls are fully embedded into the base of the robot, reducing floor space and installation costs and complexity. The Hornet 565 features a hygienic design that minimizes contamination risks, including a standard IP65 rating and corrosion resistant materials for easy wash down. The Hornet is part of Adept’s complete robotic packaging solution that includes integrated high-speed conveyor tracking, powerful vision guidance, and easy-to-use application software created specifically for the packaging market.

Mobile Robots

Adept Lynx

The Adept Lynx ® is an autonomous indoor vehicle with a configurable payload for the transport and handling of goods. The Lynx includes Mobile Planner™, Adept’s proprietary self-navigation software ideal for use in crowded and highly dynamic environments, tight hallways and applications where a highly flexible, fully autonomous vehicle is advantageous. Adept OEM partners and payload developers (integrators) enjoy access to a reliable drive system, an on-board power supply, automated self-charging, and I/O for integrating payload hardware onto the mobile platform. The Adept Lynx is capable of transporting up to 130 kg with an uninterrupted runtime of up to 10 hours a day and a rapid recharge cycle less than 4 hours.

Adept Lynx Courier

The Adept Lynx ® Courier is an intelligent mobile transporter that combines a high payload autonomous platform with an onboard controller and software for map generation and vehicle guidance. Material transports can be initiated from a wireless call box located at operator stations and dispatched using pre-programmed destination buttons located on the vehicle. The Lynx Courier, with its wireless communication capability and payload compartment, can be used for applications in logistics, warehouse, offices, biotech, and manufacturing facilities. The Adept Lynx Courier reduces or eliminates manual transport tasks, shortens turnaround time, and increases operational efficiency by re-applying labor from moving goods to higher-value tasks.

Adept Lynx Transporter-Semi

The Adept Lynx ® Transporter-Semi combines a Lynx autonomous indoor vehicle with a multi-wafer pod carrier to move wafer pods throughout a semiconductor fab. It is designed to transport up to four wafer pods in a dynamic cleanroom environment while operating safely and collaboratively alongside people. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Transporter improves production yield by eliminating human-generated dust particles and by following instructions from the fab production software system, ensuring no errors in the location of wafer pods. It enables implementation of lean methodologies in the workflow and allows redeployment of a limited labor pool to higher value-add tasks.

Adept Lynx Handler-Semi

The Adept Lynx ® Handler-Semi combines a Lynx autonomous indoor vehicle with a collaborative 4-axis robot to produce a highly versatile mobile robot designed to pick, place and move semiconductor wafer pods throughout a wafer fab. The Lynx Handler can exchange wafer pods from a variety of processing equipment, stockers and storage (work in progress, or WIP) racks. The Lynx Handler moves nimbly within narrow aisles, operates safely alongside people, and operates collaboratively within a fleet of Lynx vehicles. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Handler-Semi improves production yield by eliminating human-generated dust particles and by following instructions from the fab production software system, ensuring no errors in the physical handling or the identification of wafer pods.

Adept Lynx Conveyor

The Adept Lynx ® Conveyor combines a Lynx autonomous indoor vehicle with a motorized conveyor platform, producing a highly versatile mobile robot designed to receive, transport and deliver materials or goods throughout warehouses, distribution centers and manufacturing environments. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Conveyor moves nimbly within narrow aisles and operates safely alongside people. As an alternative to fixed conveyors, the Lynx Conveyor offers flexibility to existing work environments where material flow changes periodically. It also dramatically reduces manual transport tasks, shortens turnaround time, enables lean workflow processes and increases operational efficiency by allowing redeployment of personnel to higher value-add tasks.

Adept Lynx Cart Transporter

The Adept Lynx ® Cart Transporter combines a Lynx autonomous indoor vehicle with an automated latching mechanism and a removable caster-based cart platform, enabling the Lynx to automatically engage move and disengage a movable cart. For operations such as line-side replenishment, WIP movement and finished goods movement the Lynx Cart Transporter remains continuously active while carts filled with material are being loaded/unloaded. The Lynx Cart Platform can be configured with shelving, flow racks or operate as a tote mover. The vehicle’s on-board intelligence eliminates the need for additional infrastructure such as tracks, reflectors, floor tape, cameras or magnets. The Lynx Cart Transporter operates safely alongside people. It also significantly reduces manual transport tasks, moves labor to higher value jobs by replacing humans pushing carts, reduces the possibility of workplace injuries, and improves efficiency and productivity with continuous workflow.

Adept Enterprise Manager

When multiple Lynx ® vehicles operate within an area, to achieve high levels of efficiency they require a management system capable of supervising the fleet and interfacing with the operational environment and its associated infrastructure. Enterprise Manager provides the critical role of managing activities for traffic control and job allocation by communicating with existing IT systems, interfacing with I/O on internal devices and equipment, and storing navigation parameters for the entire system. Adept Enterprise Manager is a management system that operates on Adept‘s Enterprise Manager 1100 hardware and uses a systems-network approach for the coordination of autonomous indoor vehicles while providing traceability, job allocation, and traffic control across the entire fleet.

Controllers

Adept SmartController

The Adept SmartController™ is an ultra-compact robot motion controller, featuring distributed architecture for scalability, embedded software for real-time operations, high-speed communication for belt encoder and camera support, and a fast processor for high performance. The Adept SmartController™ integrates robots with conveyors, cameras, end of arm tooling, and software.

Adept SmartVision

The Adept SmartVision vision processor is a ruggedized, industrial computer optimized for demanding machine vision applications. It is compatible with a wide range of GigE and USB 3.0 machine vision cameras. AdeptSight software adds powerful vision tools that quickly identify and inspect randomly oriented products and provides their precise location to the robot.

Software

Adept ACE

Adept ACE (Automation Control Environment) is PC-based software for configuring, calibrating, and managing equipment in a workcell. The software features an integrated, point-and-click development environment for Adept’s entire product portfolio of robots and controls. Adept ACE provides an effective way to deploy applications without lengthy, overly complicated programming. Managing single- and multi-robot systems, machine vision, conveyors, feeders, and device I/O assignment is done through a user-friendly, PC-based interface. ACE also features a powerful 3D emulator that allows complete system configuration and testing in a virtual environment.

ACE PackXpert

ACE PackXpert™ is a powerful software package designed to rapidly deploy packaging automation solutions. The software wizard walks the user through the configuration of packaging applications and generates all of the underlying robot programming; synchronizing cameras, conveyors, grippers and robots. ACE PackXpert also features a powerful 3D emulator that allows complete system configuration and testing in a virtual environment.

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

No one customer accounted for greater than 10% of total revenues in any of the years ended June 30, 2015, 2014 and 2013. Our business is not generally dependent upon any single customer, such that the loss of a single customer in the future would not be expected to have a material adverse effect on the Company. For information regarding revenue from external customers, see our Consolidated Financial Statements for each of the years in the three year period ended June 30, 2015, which are included in Items 15(a)(1) and (2) in this Annual Report on Form 10-K and incorporated by reference herein.

To support our sales efforts we maintain application technology centers around the world, where our team of application engineers collaborates with customers to validate robotic concepts and test technologies. Locations include facilities in the Pleasanton, California; Amherst, New Hampshire; Cincinnati, Ohio; Dortmund, Germany; Annecy, France, Shanghai, China and Singapore.

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

We have devoted, and intend to devote in the future, a significant portion of our resources to research and development programs. As of June 30, 2015, we had 43 employees engaged in research, development and engineering. Our research, development and engineering expenses were $7.4 million in fiscal 2015, $6.8 million in fiscal 2014, and $7.6 million in fiscal 2013.

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

Intellectual Property

Because our success and competitiveness depends to an extent on the technical expertise, creativity, and knowledge of our personnel, we utilize patent, trademark, copyright, and trade secret protection to safeguard our competitive position. At June 30, 2015, we had 31 patents issued and current on various innovations in the field of robotics, motion control, and machine vision technology. In addition, we use non-disclosure agreements with customers, suppliers, employees, and consultants. We attempt to protect our intellectual property by restricting access to proprietary information through a combination of technical and internal security measures. There can be no assurance, however, that any of the above measures will be adequate to protect the proprietary technology of Adept. Further, effective patent, trademark, copyright, and trade secret protection may be unavailable in certain foreign countries.

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

Foreign Operations

We have facilities in Germany, France, China and Singapore. See “Properties” for a further discussion of our offices and facilities and “Risk Factors” for a discussion of the risks of our international operations.

Employees

At June 30, 2015, we had 170 employees. Of the total, 43 were engaged in research, development and engineering, 45 in sales and marketing, 33 in service and support, 28 in operations, and 21 in administration.

See Part III of this Form 10-K regarding information about our Executive Officers.

Government Regulation

As of June 30, 2015, we have no principal products or services pending government approval. Furthermore, there are no existing or probable government regulations material to our business. We have one product with USDA accreditation for use in meat and poultry packaging.

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

Our past operating results may not accurately indicate our future performance. Our operating results have fluctuated significantly in the past, and could fluctuate in the future. Factors that may contribute to fluctuations include:

•	changes in aggregate capital spending, cyclicality and other economic conditions, or demand in the industries we serve;

•	impact of our restructuring and cost-management activities on our operations;

•	management of our working capital;

•	changes in our products’ market acceptance or demand;

•	new products or changes in pricing, by us, our distribution channels, or our competitors;

•	pricing and availability of components and raw materials;

•	changes in our product mix from quarter to quarter affecting our gross margins;

•	our failure to manufacture a sufficient volume of products in a timely and cost-effective manner;

•	our inability to decrease certain fixed costs and expenses to address changes in demand;

•	currency exchange rate fluctuations;

•	shifts in geographic concentration of our sales;

•	seasonality;

•	our ability to expand our product offerings; and

•	extraordinary events such as litigation, claims, information security breaches or mergers and acquisitions.

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

We have experienced operating losses and negative cash flow, and if our projected revenue fails to increase or our expenses exceed current expectations, we may not be able to take advantage of market opportunities, adequately respond to competitive pressures or fully execute our business plan. In 2012, we raised approximately $3.1 million in connection with a public offering of common stock, $7.6 million of net proceeds in connection with our redeemable convertible preferred stock financing which has been fully converted into common stock and in June 2015, raised approximately $7.9 million of net proceeds in connection with a registered common stock offering. These financings increased our cash resources and allowed us to pay off outstanding balances under our line of credit, but our liquidity remains limited and restrictions and tax consequences may limit our access to existing cash balances from our foreign operations. We have historically relied on our line of credit and funds generated from those financings and operating activities to sustain and grow our business. We do not anticipate paying any dividends on our common stock. If we are unable to obtain sufficient capital on favorable terms, it could undermine our ability to pursue expansion opportunities and could limit the working capital available to our business, harming our operating results.

Our restructuring and cost-management efforts may not be effective, might have unintended consequences, and could negatively impact our business.

We have restructured our operations in response to changes in the economic environment, our industry and demand, including restructuring programs in the second quarters of fiscal years 2012 and 2013 to streamline operations, consolidate facilities and reduce our work force, and continue to manage costs in light of our revenue levels. We reviewed and aligned our strategic priorities and rebalanced our investments to maintain sufficient liquidity and to focus on growth in our core markets. Despite our planning, some cost-cutting measures could have unexpected negative consequences, including loss of key personnel, or the loss of customers.

In connection with our restructurings, we reduced our work force and experienced additional attrition, which may expose the Company to legal claims against the Company and loss of necessary human resources. If we face costly employee or contract termination claims, our operations and prospects could be harmed.

If we are unable to build and effectively integrate our new management team and sales and engineering teams, our business could be harmed.

Our management team, including our Chief Executive Officer, Chief Financial Officer and Chief Business Development and Strategy Officer and other non-executive officers have all worked with the Company for less than three years and we continue to expand our sales and engineering teams with new personnel. Integrating new management and technical personnel into existing operations always carries risk. If we are unable to effectively build our new management team or integrate our new team members, our operations and prospects could be harmed.

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

Global economic conditions affecting our customers and suppliers may also negatively affect our financial results by decreasing our revenues and increasing our risk of credit-related losses.

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

Intelligent automation systems using our products can range in price from $25,000 to $500,000. Accordingly, our success depends upon the capital expenditure budgets of our customers, which tend to be cyclical. The economic downturn during the Great Recession resulted in cutbacks in capital spending in some of our major markets, and our business has been, and may continue to be, negatively affected. Industry downturns have been characterized by reduced demand for devices and equipment, production over-capacity, and accelerated declines in average selling prices. During periods of declining demand, we previously implemented worldwide restructuring programs to realign our business and lower our expenses. However, our ability to reduce expenses is limited by our need to retain and motivate key employees, and by our need for continued investment in product engineering, research and development. We also have extensive ongoing customer service and support requirements, must maintain inventory to satisfy potential customer commitments, and have certain fixed administrative costs. Further, our failure to effectively manage product transitions or accurately forecast customer demand, in terms of both volume and configuration, may lead to an increased risk of excess or obsolete inventory.

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

We have significant and expanding operations outside the United States, including a presence in Asia. A substantial majority of our revenue is derived from non-U.S. sales: international sales represented 80% and 77% of revenues for fiscal 2015 and fiscal 2014, respectively. We expect that revenue from our international sales and operations will continue to be a significant portion of our total revenue. We also purchase some critical components from foreign suppliers. As a result, our operating results are subject to the risks inherent in international sales, purchases, and operations, including:

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

Our products are technologically complex, and prospective customers generally must commit significant resources to test and evaluate performance, and to install and integrate our products into larger systems. As a result, our sales process is often subject to evaluation and approval delays typically associated with large capital expenditures. The sales cycles for our products often last for months or years, and orders expected in one quarter may shift to another or be canceled because of a customer’s budgetary constraints or internal acceptance reviews. Longer sales cycles require us to invest significant resources in attempting to secure sales that may not be realized in the short term, and therefore may delay or prevent revenue generation. The time required for our customers to incorporate our products into their system can also vary significantly, which further complicates our planning processes and reduces the predictability of our operating results.

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

Our strategy is focused upon the market opportunity presented by the continuing evolution towards collaborative automation and our expectation of increased use of mobile automation technology in the markets we serve. This new and rapidly changing environment poses significant risks, including, among other things, unforeseen changes in market demand impacting customer adoption levels, difficulties in developing and delivering products addressing customer requirements, and having sufficient available capital which may affect our ability to grow our business to the degree and on the timeline consistent with our expectations. From time to time, other strategic alternatives are presented to us causing us to evaluate our business opportunities. Future developments in the market and any future alternatives presented, may impact our execution of our product development and commercialization strategy.

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

Our acquisitions of MobileRobots and InMoTx expanded our business with new technologies and solutions for additional markets commencing in fiscal 2011. We had little or no experience in the mobile and certain packaging markets prior to these acquisitions and were unable to accurately forecast the future commercial acceptance of these product lines. This led to restructurings changing focus on our efforts on our core competencies and sources of revenue generation, with selective investment of resources in new businesses which take longer to build revenue, and we focused on our core and mobile businesses, altering our sales model for our packaging business to a channel focus. This focus and selective investment may negatively impact the growth of our new businesses and revenue potentially earned from related new products.

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

We rely on our information technology infrastructure and management information systems to run our business, including for management of our supply chain, sale and delivery of products, reporting results of operations, collection and storage of personal data of our customers, employees and other stakeholders, and various other processes and transactions. Certain of these systems are managed by third-party service providers. Although we take measures to protect our information assets, our security measures may not detect or prevent every attempted breach. Although we have not experienced any material cybersecurity breach, we may be subject to information security breaches caused by, among other things, illegal hacking, computer viruses, or acts of vandalism or terrorism. A breach could result in an interruption in our operations, unauthorized publication of our confidential business or proprietary information, unauthorized release of customer or employee data, violation of privacy or other laws, and exposure to litigation, regulatory actions or statutory penalites. Any such breach could materially harm our business and operating results.

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

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act became law in March 2010. These healthcare acts contain provisions that will affect employer-sponsored health care plans, but it remains uncertain whether and by how much these acts and related regulation will increase health care costs of employers. Significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

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

In June 2015, we issued 1,391,304 shares of common stock in a registered offering. We have also previously issued shares of convertible preferred stock, all of which was converted into common stock in 2014. We may issue additional common or preferred stock or other equity securities for various reasons, including financing our operations, fund acquisitions or hire or retain employees. Issuances of our equity securities, or the perception that such issuances may occur, could dilute the interests of our stockholders and have a material negative effect on the trading price of our common stock. The rights and preferences of any preferred stock we issue may decrease the perceived value, and thus the trading price, of our common stock. The preferred stock may be convertible at the holder’s option and the issuance of common stock upon such conversion could require us to issue a significant number of shares of our common stock and dilute existing shareholders.

At June 30, 2015, options to purchase or restricted stock units for approximately 1.7 million shares of our common stock were outstanding under our equity compensation plans, and approximately an additional 0.3 million shares of common stock were reserved for future grant and issuance under such plans. We can also issue shares under our employee stock purchase plan, which had approximately 0.2 million shares available for issuance at June 30, 2015. Shares of common stock issued under these plans are generally freely tradable in the public market, subject to certain limitations applicable to our affiliates. Option exercises and employee stock purchase plan purchases could increase the number of common shares outstanding and could adversely affect the prevailing market price of our common stock, due to our low trading volume. Our use of equity to raise additional financing or as consideration in connection with a future acquisition or other transaction could also result in the dilution of our stockholders’ equity interest.

Our stock price may fluctuate widely, making resale of our common stock difficult.

The market price of our common stock has fluctuated substantially. Our stock price may continue to fluctuate significantly in response to factors including:

•	fluctuating operating results;

•	our liquidity needs and constraints;

•	our restructuring activities and changes in management and other personnel;

•	changes in our business focus and operational organization;

•	our limited public float and the limited trading volume of our common stock on the NASDAQ Capital Market;

•	the business environment, including the operating results and stock prices of companies in the industries we serve;

•	general conditions in the intelligent automation and packaging industries;

•	the introduction of new products or changes in product pricing by us or our competitors;

•	litigation or claims relating to the volatility of our common stock, internal controls, proprietary rights or other matters;

•	developments in the financial markets; and

•	perceived dilution from stock issuances in financing or acquisition transactions.

The effects of new regulations relating to conflict minerals may adversely affect our business.

We are subject to SEC requirements applicable to companies manufacturing or contracting for the manufacture of products which require specific minerals, known as conflict minerals. Such companies must disclose annually whether they used any conflict minerals originating from the Democratic Republic of Congo or adjoining countries. If a company uses conflict minerals from those countries or attests that no such conflict minerals are used, additional requirements are triggered. We may face increased costs of regulatory compliance, potential risks to our reputation, or difficulty satisfying any customers that insist on conflict-free products, which may harm our business.

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

Our headquarters and our U.S. research and development and manufacturing operations are located in two leased buildings of approximately 57,000 square feet in Pleasanton, California, covered by two lease agreements, both of which expire in December 2015. Other leased facilities include Amherst, New Hampshire; Cincinnati, Ohio; Dortmund, Germany; Annecy, France; Shanghai, China and Singapore. In July 2015 we entered a ten year lease for a 50,000 square foot facility to replace our two Pleasanton, California locations. All of our facilities are used by both of our two reportable business segments and are sufficient for our business needs in fiscal 2016.

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

	Three Months Ended
	Jun 30, 2015	Mar 28, 2015	Dec 27, 2014	Sep 27, 2014	Jun 30, 2014	Mar 31, 2014	Dec 31, 2013	Oct 1, 2013
	Fiscal Year 2015				Fiscal Year 2014
High	$7.36	$9.67	$9.19	$11.13	$21.27	$21.90	$17.00	$7.50
Low	$5.38	$6.05	$6.60	$7.33	$9.78	$14.37	$6.53	$3.11

At August 11, 2015, there were approximately 124 stockholders of record of our common stock.

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

PERFORMANCE GRAPH

The following graph compares the five-year cumulative total stockholder return of Adept Technology, Inc. relative to the cumulative total returns of the NASDAQ Composite Index, and an Industry Index/Peer Group index including eight other companies. The graph assumes an investment of $100.00 in our common stock and each index (including reinvestment of dividends) on June 30, 2010 and shown through June 30, 2015.

*	$100 invested on 6/30/10 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	6/10	6/11	6/12	6/13	6/14	6/15
Adept Technology, Inc.	100.00	80.47	86.31	77.18	208.13	142.86
NASDAQ Composite	100.00	132.14	142.90	169.55	223.20	253.21
Peer Group	100.00	163.94	173.31	213.30	290.64	291.73

This peer group is comprised of the following companies: Brooks Automation Inc., Cognex Corporation, Cyberoptics Corporation, Esterline Technologies Corporation, Integralvision Inc., KLA Tencor Corporation, Nordson Corporation, and Perceptron Inc. The total return for each member of this peer group has been weighted according to each member’s stock market capitalization. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Adept under the Securities Act or the Securities Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the fiscal years in the five year period ended June 30, 2015 (in thousands, except per share amounts):

	2015	2014	2013	2012	2011
Revenues	$54,195	$57,540	$46,816	$66,219	$57,505
Gross margin	22,754	26,620	19,120	28,000	24,901
Total operating expenses	27,574	26,967	29,496	31,137	31,409
Net loss attributable to common stockholders	(5,009)	(781)	(10,348)	(3,723)	(6,764)
Net loss per share attributable to common stockholders
Basic	(0.38)	(0.07)	(0.99)	(0.40)	(0.77)
Diluted	(0.38)	(0.07)	(0.99)	(0.40)	(0.77)
Cash and cash equivalents	8,508	7,600	6,274	8,722	8,627
Total assets	33,757	33,070	30,033	36,161	37,135
Long-term liabilities and preferred stock	297	560	8,199	845	5,661
Stockholders’ equity	24,111	20,167	9,580	18,344	18,822

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

Revenue by segment is shown below (in thousands, except %):

	Year ended June 30,
	2015	% Change	2014	% Change	2013
Robotics
Revenues	$42,250	(6)%	$45,084	24%	$36,353
Percentage of total revenues	78%		78%		78%
Services and Support
Revenues	11,945	(4)%	12,456	19%	10,463

Percentage of total revenues	22%		22%		22%

Total Revenues	$54,195	(6)%	$57,540	23%	$46,816

Total revenues were $54.2 million, $57.5 million and $46.8 million in fiscal 2015, 2014 and 2013, respectively, representing a decrease of 6% in fiscal 2015 and an increase of 23% in fiscal 2014. Total revenues for fiscal 2015, calculated using foreign currency exchange rates for 2014, and for 2014, calculated using foreign currency exchange rates for 2013, decreased 1% from 2014 to 2015 and increased 20% from 2013 to 2014.

Robotics segment revenues were $42.3 million, $45.1 million and $36.4 million in fiscal 2015, 2014 and 2013, respectively, representing a decrease of 6% in fiscal 2015 and an increase of 24% in fiscal 2014. The decrease in fiscal 2015 was primarily due to changes in foreign currency rates, lower sales to the medical and pharmacy, solar and packaging markets, offset to some extent by higher sales to the automotive and disk drive markets. The increase in fiscal 2014 was primarily due to higher sales to the medical and pharmacy, consumer goods, solar and semiconductor, and appliance markets.

Services and support segment revenues were $11.9 million, $12.5 million, and $10.5 million in fiscal 2015, 2014 and 2013, respectively, representing a decrease of 4% in 2015 and an increase of 19% in fiscal 2014. The decrease in fiscal 2015 related primarily to foreign currency exchange rate changes. The increase in fiscal 2014 was primarily due to higher sales of service parts and other service related activities.

Revenue by geography is shown below (in thousands, except %):

	Year ended June 30,
	2015	% change	2014	% change	2013
United States	$10,766	(19)%	$13,289	5%	$12,708
	20%		23%		27%

Europe	25,904	—%	25,973	15%	22,572
	48%		45%		48%
Asia	15,548	(1)%	15,700	54%	10,218
	29%		27%		22%
Other countries	1,977	(23)%	2,578	96%	1,318
	3%		5%		3%

Total International	43,429	(2)%	44,251	30%	34,108
	80%		77%		73%

Total Revenues	$54,195	(6)%	$57,540	23%	$46,816

United States revenues were $10.8 million, $13.3 million, and $12.7 million in fiscal 2015, 2014 and 2013, respectively, representing a decrease of 19% in fiscal 2015 and an increase of 5% in fiscal 2014. The decrease in fiscal 2015 was primarily in the medical and pharmacy and packaging markets. The increase in fiscal 2014 was primarily in the medical and pharmacy, and research markets which offset a decline in the automotive market.

International revenues were $43.4 million, $44.3 million, and $34.1 million in fiscal 2015, 2014, and 2013, respectively, representing a decrease of 2% in fiscal 2015 and an increase of 30% in fiscal 2014. The decrease in fiscal 2015 was due primarily to changes in foreign currency exchange rates which impacted international revenues by approximately 7%. The increase in fiscal 2014 was primarily due to changes in foreign currency exchange rates which impacted international revenue by approximately 3% and to increases in the solar and semiconductor markets in Asia and Europe as well as other manufacturing markets in Asia and consumer goods in Europe.

Gross Margin

Gross margin was 42.0%, 46.3%, and 40.8%, for the years ended June 30, 2015, 2014, and 2013, respectively. Gross margin for fiscal 2015, calculated using foreign currency exchange rates for 2014, and for 2014, calculated using foreign currency exchange rates for 2013, was 43.8% and 43.1%, respectively. The changes in gross margin were due to 1) changes in foreign currency exchange rates, 2) an increase in the excess and obsolete inventory reserve of $0.9 million in fiscal 2013, and 3) product and customer mix.

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

Operating Expenses

For the years ended June 30, 2015, 2014, and 2013, total operating expenses were $27.6 million, $27.0 million, and $29.5 million, respectively, representing an increase of 2% in fiscal 2015 and a decrease of 9% in fiscal 2014. The increase in 2015 was primarily due to a 12% higher average headcount in 2015 compared to 2014, offset by lower stock compensation expense. The decrease in 2014 was primarily the result of restructuring and impairment of intangible assets and goodwill charges totaling $2.5 million in 2013 with no such charges in 2014, and to lower average headcount in 2014 as compared to 2013.

Research, Development and Engineering Expenses. For the years ended June 30, 2015, 2014, and 2013, research, development and engineering (“R&D”) expenses were $7.4 million, $6.8 million, and $7.6 million, respectively, representing an increase of 9% in fiscal 2015 and a decrease of 11% in fiscal 2014. The increase in 2015 was due to higher headcount during 2015. The decrease in fiscal 2014 was primarily due to lower average headcount for the year compared to the prior year.

Selling, General and Administrative Expenses. For the years ended June 30, 2015, 2014, and 2013, selling, general and administrative (“SG&A”) expenses were $19.7 million, $19.8 million, and $19.0 million, respectively, representing a decrease of 1% in fiscal 2015 and an increase of 4% in fiscal 2014. The increase in fiscal 2014 was due primarily to increased headcount related costs and commissions due to higher sales.

Amortization. For the years ended June 30, 2015, 2014, and 2013, amortization expense was $0.2 million, $0.2 million, and $0.4 million, respectively.

Restructuring charges. Operationally from time to time, Adept has undertaken restructuring and other cost reduction actions to support its financial model which emphasizes cost efficiency balanced with investments in the Company’s product initiatives and revenue generating activities. For the year ended June 30, 2013, restructuring charges were $0.8 million, and related primarily to a reduction in work force.

Foreign Currency Exchange Gain (Loss). For the years ended June 30, 2015, 2014, and 2013, foreign currency exchange gain (loss) was $(0.5) million, $0.3 million, and $0, respectively, due to the effects of transactional movements in foreign currency exchange rates. As Adept conducts business on a global basis it is exposed to adverse or beneficial movements in foreign currency exchange rates. The dollar/euro and the dollar/yen markets currently present the largest foreign currency exchange rate risk for Adept.

Provision for (Benefit from) Income Taxes. For the years ended June 30, 2015, 2014, and 2013, the provision for (benefit from) income taxes was $(0.3) million, $0.3 million, and $(0.3) million, respectively, and related primarily to foreign taxes and minimum state taxes.

Liquidity and Capital Resources

Cash and cash equivalents were $8.5 million at June 30, 2015. During the year ended June 30, 2015, cash and cash equivalents increased by $0.9 million. Net cash used in operating activities was $8.1 million, representing net loss of $5.0 million and cash used for working capital of $4.9 million, offset by depreciation and amortization and stock-based compensation expense totaling $2.0 million. Net cash used in investing activities was $0.4 million, which primarily represented purchases of property and equipment. Net cash provided by financing activities of $8.4 million consisted of proceeds from common stock issued under public offering and employee stock plans.

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

At June 30, 2015, the Company had no borrowings under the Agreement.

Through June 2014, the Company had a credit facility with a bank which was originally entered into in 2009, and was amended and restated in 2013 and amended in 2014. The credit facility provided for borrowings of up to $8 million at specified advance rates.

Off-Balance Sheet Arrangements

As of June 30, 2015, the Company did not have any material off-balance sheet arrangements.

Contractual Obligations and Commitments

The following is a summary of Adept’s contractual obligations as of June 30, 2015 (in thousands):

	Operating leases	Purchase commitments	Total
Less than 1 year	$1,748	$11,548	$13,296
1 to 3 years	2,478	158	2,636
3 to 5 years	1,692		1,692
More than 5 years	5,260		5,260

Total	$11,178	$11,706	$22,884

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

Foreign currency accounting. The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Realized and unrealized gains and losses from transactions, including intercompany balances not considered to be a permanent investment, denominated in currencies other than an entity’s functional currency are included in foreign currency exchange loss in the accompanying consolidated statements of operations and comprehensive loss. We do not currently apply a hedging strategy against our currency positions.

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

Interest rate sensitivity: As of June 30, 2015, we held approximately $8.5 million of cash and cash equivalents. If short-term interest rates were to decrease 10%, the decreased interest income associated with this cash and cash equivalents would not have a significant impact on our net loss and cash flows.

Foreign currency exchange rate sensitivity: We transact our revenue primarily in U.S. dollars, Euros, and to a lesser extent, RMBs and Singapore dollar. The U.S. dollar is our reporting currency. The U.S. dollar is our functional currency except for our international subsidiaries in China, France and Germany, and Singapore where the Chinese Yuan, Euro, and Singapore dollar are the functional currencies, respectively.

As of June 30, 2015, we had not entered into foreign exchange forward contracts to hedge balance sheet exposures and inter-company balances against future movements in foreign exchange rates.

We maintain certain cash balances denominated in the Chinese Yuan, Euro, and Singapore dollar. If foreign exchange rates were to weaken against the U.S. dollar immediately and uniformly by 10% from the exchange rates at June 30, 2015, the fair value of these foreign currency amounts would decline and we would record a charge of approximately $0.1 million, a portion of which should be offset by our foreign currency denominated payables.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and a Financial Statement Schedule as of June 30, 2015 and 2014 and for each of the years in the three year period ended June 30, 2015 are included in Items 15(a)(1) and (2) of this Annual Report on Form 10-K and incorporated by reference herein.

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

As of June 30, 2015, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on this evaluation, we have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

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

We, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, we used the criteria set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we concluded that our internal control over financial reporting was effective as of June 30, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Armanino LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, independently audited the effectiveness of our internal control over financial reporting as of June 30, 2015. Their attestation report is included herein under Part II, Item 8 (referencing Item 15a-1 of this Annual Report on Form 10-k).

Changes in Internal Control over Financial Reporting

During the fourth quarter ended June 30, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from our proxy statement related to the 2015 Annual Meeting of Stockholders, referred to as the Proxy Statement.

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

(a)(3) Exhibits

2.1	Agreement and Plan of Merger dated November 4, 2005 between Adept Technology, Inc., a Delaware corporation (the “Registrant”, “Adept” or “Adept-Delaware”) and Adept Technology, Inc., a California corporation (“Adept-California”) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2005).

2.4+	Agreement and Plan of Merger among Adept Technology, Inc., Tiger Merger Sub Inc., MobileRobots Inc., and Jeanne A. Dietsch, as Stockholder Agent, dated as of June 13, 2010 (incorporated by reference to Exhibit 2.4 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 17, 2010).

2.5+	Agreement and Plan of Merger among Adept Technology, Inc. and InMoTx, Inc., Fast Food Acquisition Inc., and Robert Spears, as Stockholder Agent, dated as of January 4, 2011 (incorporated by reference to Exhibit 2.5 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

3.1	Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.2	Certificate of Amendment of Certificate of Incorporation of Adept-Delaware (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.1	Specimen of Common Stock Certificate of Adept-Delaware (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

4.2	Specimen of Preferred Stock Certificate of Adept Delaware (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report filed with the Securities and Exchange Commission on September 24, 2012).

4.3	Form of Registration Rights Agreement, dated as of November 18, 2003 by and among the Registrant and the investors party thereto (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-2 (No. 333-112360) filed on January 30, 2004).

4.4	Letter Agreement by and between Adept Technology, Inc. and Hale Capital Partners, LP, dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

4.5	Registration Rights Agreement, dated as of September 5, 2012, by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

4.6	Side Letter Agreement, dated as of September 5, 2012 by and among Adept Technology, Inc. and Hale Capital Partners, LP (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.1	Form of Subscription Agreement dated June 2, 2015, among the Company and its investors (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2015).

10.2-3	Reserved.

10.4	Form of Indemnification Agreement between Adept-California and its officers and directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (No. 33-98816.))

10.5	Form of Indemnification Agreement between Adept-Delaware and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K12G3 filed with the Securities and Exchange Commission on November 10, 2005).

10.6*	2003 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the fiscal 2006 third quarter ended April 1, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.7*	Form of Option Agreements under the 2003 Stock Option Plan (incorporated by reference to Exhibits 10.2 and 10.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-112148) filed with the Securities and Exchange Commission on January 19, 2005).

10.8	Form of 2013 Indemnification Agreement between Adept-Delaware and its officers and directors. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012).

10.9-11	Reserved.

10.12	Lease Agreement dated July 2, 2015 between MNCVAD-CP NORRIS CANYON, LLC, a Delaware limited liability company and Adept Technology, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2015).

10.13*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006).

10.14*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.15*	2005 Equity Incentive Plan, as amended (incorporated by reference to Appendix A the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 1, 2015).

10.16*	Form of Restricted Stock and Option Agreements to 2005 Equity Incentive Plan (incorporated by reference to Exhibits 10.4, 10.5 and 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the 2006 fiscal third quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 16, 2006).

10.17	Letter of Understanding dated as of December 9, 2005 between Adept Technology, Inc. and Parker Hannifin Corporation (incorporated by reference to Exhibit 10.22 of the Registrant’s Quarterly Report on Form 10-Q for the 2011 fiscal quarter ended September 25, 2010, filed with the Securities and Exchange Commission on November 9, 2010).

10.19*	Summary of Non-employee Director Compensation, dated as of February 6, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014).

10.20*X	Summary of Executive Officer Compensation (effective as of July 1, 2015).

10.21-22	Reserved.

10.23	License Agreement between Registrant and Fundacion Fatronik dated December 21, 2006. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on February 12, 2013).

10.24	Addendum dated March 30, 2010 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2012 filed with the Securities and Exchange Commission on September 24, 2012).

10.25	Addendum dated April 25, 2012 to License Agreement dated December 21, 2006 between Adept Technology and Fundacion Fatronik (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.26-27	Reserved.

10.28*	Amended and Restated 2008 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission on September 18, 2009.)

10.29-30	Reserved.

10.31	Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California. (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal first quarter ended September 27, 2008, filed with the Securities and Exchange Commission on November 12, 2008).

10.32	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and Park Lake Apartments, L.P. for premises located on Inglewood Drive in Pleasanton, California (incorporated by reference to Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.33	Amendment dated November 14, 2008 to Lease Agreement effective October 10, 2008 between Registrant and W Group Holding III LLC and RASAP Franklin, LLC for premises located on Gibraltar Drive in Pleasanton, California (incorporated by reference to Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q for the 2009 fiscal second quarter ended December 27, 2008, filed with the Securities and Exchange Commission on February 10, 2009).

10.34	Fiscal 2013 Performance Plan—established under Adept Technology 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.35-41	Reserved.

10.42*	Amended and Restated 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.43*	Form of Director Option Agreement for Initial Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.44*	Form of Director Option Agreement for Annual Grant under the 2004 Director Option Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the 2011 second fiscal quarter ended December 25, 2010 filed with the Securities and Exchange Commission on February 7, 2011).

10.45-54	Reserved.

10.55*	Form of Director Option Agreement for Initial and Annual Grant under the 2005 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011).

10.56-57	Reserved.

10.58	Securities Purchase Agreement (the “Purchase Agreement”) with affiliates of Hale Capital Partners, LP dated as September 5, 2012 (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2012).

10.59X	Second Amendment to Loan and Security Agreement (dated as of April 3, 2015 by and between Comerica Bank and Adept Technology, Inc.)

10.60X	Third Amendment to Loan and Security Agreement (dated as of May 1, 2015 by and between Comerica Bank and Adept Technology, Inc.)

10.61X	Fourth Amendment to Loan and Security Agreement (dated as of July 6, 2015 by and between Comerica Bank and Adept Technology, Inc.)

10.62X	Fifth Amendment to Loan and Security Agreement (dated as of July 22, 2015 by and between Comerica Bank and Adept Technology, Inc.)

10.63	Reserved.

10.64*	Offer Letter Agreement, dated February 22, 2013, between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2013).

10.65*	CEO Bonus Arrangement (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2013).

10.66-67	Reserved.

10.68*	Fiscal 2013 Management Incentive Plan (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.69*	Form of Performance Stock Award Agreement for Management Incentive Plan (incorporated by reference to Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2013).

10.70-10.72	Reserved

10.73*X	Option Agreement, effective as of February 19, 2013, between Adept Technology, Inc. and Rob Cain

10.74*	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Rob Cain (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.75*	Offer Letter Agreement, dated August 27, 2013, by and between Adept Technology, Inc. and Terry Hannon. (incorporated by reference to Exhibit 10.75 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.76*	Fiscal 2014 Management Incentive Plan. (incorporated by reference to Exhibit 10.76 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.77*	Separation Agreement and General Release of Claims, dated July 15, 2013, by and between Adept Technology, Inc. and Michael Schradle. (incorporated by reference to Exhibit 10.77 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.78*	Separation Agreement, dated July 31, 2013, by and between Adept Technology, Inc. and Joachim Melis. (incorporated by reference to Exhibit 10.78 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.79*	Settlement Agreement and General Release of Claims, dated August 27, 2013, by and between Adept Technology, Inc. and John Dulchinos. (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.80*	Form of Performance Option Agreement for option incentive program dated as of August 27, 2013. (incorporated by reference to Exhibit 10.80 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 20, 2013).

10.81*	Management Incentive Plan (incorporated by reference to Exhibit 10.81 to the Registrant’s Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on August 25, 2014).

10.82	Amendment No. 1 to the Amended and Restated Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2014).

10.83	Reserved

10.84	Loan and Security Agreement, dated as of June 9, 2014, between Comerica Bank and Adept Technology, Inc., attaching the Prime Referenced Rate Addendum to Loan and Security Agreement dated as of June 9, 2014 (the “Loan and Security Agreement”). (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.85	Form of Security Agreement relating to Loan and Security Agreement for each Adept Technology, Inc. subsidiary guarantor (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.86	Guaranty dated as of June 9, 2014, in favor of Comerica Bank by Adept InMoTx, Inc., Adept Technology Holdings, Inc., Adept Mobilerobots LLC and Adept Technology International, Ltd. relating to Loan and Security Agreement. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 11, 2014).

10.87	First Amendment to Loan and Security Agreement and Waiver (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 4, 2015).

10.88	Prime Referenced Rate Addendum to Loan and Security Agreement (dated as of January 31, 2015 by and between Comerica Bank and Adept Technology, Inc.. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 4, 2015).

10.89*	Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.90*	Change in Control Plan for Equity Awards (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.91*	Adept Technology, Inc. Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the Quarter ended December 28, 2013, filed with the Securities and Exchange Commission on February 6, 2014).

10.92*	Offer Letter Agreement, dated as of September 10, 2013 between Seth Halio and Adept Technology, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the Quarter ended September 28, 2013, filed with the Securities and Exchange Commission on November 7, 2013).

14.1	Code of Business Conduct, as amended (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the 2010 fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission on September 17, 2010).

21.1X	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm, Armanino LLP.

24.1	Power of Attorney (See Signature Page to this Form 10-K).

31.1	Certification by the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Interim Principal Accounting Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer and the Interim Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1-	The following financial information from the Company’s annual report on Form 10-K for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets as of June 30, 2015, and 2014; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Twelve Months Ended June 30, 2015, 2014, and 2013; (iii) Consolidated Statements of Stockholders Equity for the Twelve Months Ended June 30, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Twelve Months Ended June 30 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested as to certain portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Securities and Exchange Commission.

+	Schedules to this exhibit have not been filed herewith or with the filing incorporated by reference herein, but will be furnished supplementally to the Securities and Exchange Commission upon request.

-	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections

X	Filed herewith

(b) Exhibits.

See Item 15(a)(3) above.

(c) Financial Statement Schedules.

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEPT TECHNOLOGY, INC.

Date: August 31, 2015	By:	/s/ ROB CAIN
Rob Cain, President and Chief Executive Officer
(Principal executive officer)

Date: August 31, 2015	By:	/s/ Seth Halio
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ROB CAIN Rob Cain	President and Chief Executive Officer (Principal Executive Officer); Director	August 31, 2015

/s/ Seth Halio Seth Halio	Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	August 31, 2015

/S/ MICHAEL P. KELLY Michael P. Kelly	Chairman of the Board	August 31, 2015

/S/ HERBERT J. MARTIN Herbert J. Martin	Director	August 31, 2015

/S/ BENJAMIN A. BURDITT Benjamin A. Burditt	Director	August 31, 2015

/s/ MARTIN HALE, JR. Martin Hale, Jr.	Director	August 31, 2015

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADEPT TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Adept Technology, Inc.

Pleasanton, California

We have audited the accompanying consolidated balance sheets of Adept Technology, Inc. (“the Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended June 30, 2015. We also have audited the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our audits also included the consolidated financial statement schedule listed in the Index at Part IV, Item 15 (a)(2). The Company’s management is responsible for these consolidated financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the fiscal years in the three-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for each of the fiscal years in the three-year period ended June 30, 2015, when considered in relation to the consolidated financial statements as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Armanino LLP

ARMANINO LLP

San Jose, California

August 31, 2015

ADEPT TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,508	$7,600
Restricted cash	78	194
Accounts receivable, less allowance for doubtful accounts of $405 and $610 at June 30, 2015 and 2014, respectively	10,585	10,974
Inventories	10,419	10,296
Other current assets	432	545

Total current assets	30,022	29,609
Property and equipment, net	1,396	1,082
Goodwill	1,493	1,493
Other intangible assets, net	552	796
Other assets	294	90

Total assets	$33,757	$33,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,447	$7,709
Accrued payroll and related expenses	2,397	2,235
Accrued warranty expenses	854	897
Deferred revenue	142	644
Accrued income tax	—	10
Other accrued liabilities	509	848

Total current liabilities	9,349	12,343
Long-term liabilities:
Income taxes payable	291	430
Long-term obligations	6	130

Total liabilities	9,646	12,903

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value: 19,000 shares authorized, 14,569 shares issued and 14,564 shares outstanding at June 30, 2015 and 13,051 shares issued and 13,046 shares outstanding at June 30, 2014	198,751	189,427
Treasury stock, at cost, 5 shares at June 30, 2015 and 2014	(42)	(42)
Accumulated deficit	(174,377)	(169,368)
Accumulated other comprehensive income (loss)	(221)	150

Total stockholders’ equity	24,111	20,167

Total liabilities and stockholders’ equity	$33,757	$33,070

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Years Ended June 30,
	2015	2014	2013
Revenues	$54,195	$57,540	$46,816
Cost of revenues	31,441	30,920	27,696

Gross margin	22,754	26,620	19,120
Operating expenses:
Research, development and engineering	7,365	6,758	7,634
Selling, general and administrative	19,705	19,806	18,958
Restructuring charges	—	—	785
Legal settlement	260	159	—
Amortization of other intangible assets	244	244	411
Impairment of intangible assets and goodwill	—	—	1,708

Total operating expenses	27,574	26,967	29,496

Operating loss	(4,820)	(347)	(10,376)
Foreign currency exchange gain (loss)	(463)	350	(3)
Interest income	1	59	34
Interest expense	(47)	(54)	(71)
Other income	—	2	71

Income (loss) before income taxes	(5,329)	10	(10,345)
Provision for (benefit from) income taxes	(320)	349	(320)

Net loss	(5,009)	(339)	(10,025)

Effects of redeemable convertible preferred stock:
Accretion of preferred stock to redemption value	—	(239)	(73)
Dividends allocated to preferred stockholders	—	(203)	(250)

Net loss attributable to common stockholders	$(5,009)	$(781)	$(10,348)

Net loss per share attributable to common stockholders:
Basic	$(0.38)	$(0.07)	$(0.99)

Diluted	$(0.38)	$(0.07)	$(0.99)

Number of shares used in computing net loss per share attributable to common stockholders:
Basic	13,205	11,718	10,437
Diluted	13,205	11,718	10,437
Comprehensive loss, net of taxes
Net loss	$(5,009)	$(339)	$(10,025)
Foreign currency translation adjustment	(371)	(115)	321

Total comprehensive loss	$(5,380)	$(454)	$(9,704)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2012	10,530	$177,446	(5)	$(42)	$(159,004)	$(56)	$18,344
Common stock issued under equity plans	195	512	—	—	—	—	512
Restricted stock awards issued	344	—	—	—	—	—	—
Restricted stock forfeited	(125)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligations	(23)	(85)	—	—	—	—	(85)
Preferred stock accretion	—	(73)	—	—	—	—	(73)
Preferred stock dividend	—	(171)	—	—	—	—	(171)
Preferred stock dividend—undistributed	—	(79)	—	—	—	—	(79)
Stock-based compensation	—	836	—	—	—	—	836
Net loss	—	—	—	—	(10,025)	—	(10,025)
Foreign currency translation adjustment	—	—	—	—	—	321	321

Balance at June 30, 2013	10,921	178,386	(5)	(42)	(169,029)	265	9,580
Common stock issued under equity plans	406	1,792	—	—	—	—	1,792
Restricted stock awards issued	8	—	—	—	—	—	—
Restricted stock forfeited	(21)	—	—	—	—	—	—
Restricted stock awards surrendered to satisfy tax obligations	(45)	(501)	—	—	—	—	(501)
Conversion of preferred stock, net of conversion costs of $34	1,739	7,967	—		—		7,967
Preferred stock accretion		(239)	—	—	—	—	(239)
Preferred stock dividend	43	—	—	—	—	—	—
Stock-based compensation	—	2,022	—	—	—	—	2,022
Net loss	—	—	—	—	(339)	—	(339)
Foreign currency translation adjustment	—	—	—	—	—	(115)	(115)

Balance at June 30, 2014	13,051	189,427	(5)	(42)	(169,368)	150	20,167
Common stock issued under equity plans	129	512	—	—	—	—	512
Issuance of common stock, net of issuance costs of $107	1,391	7,888	—	—	—	—	7,888
Stock-based compensation	—	924	—	—	—	—	924
Restricted stock forfeited	(2)	—	—	—	—	—	—
Net loss	—	—	—	—	(5,009)	—	(5,009)
Foreign currency translation adjustment	—	—	—	—	—	(371)	(371)

Balance at June 30, 2015	14,569	$198,751	(5)	$(42)	$(174,377)	$(221)	$24,111

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended June 30,
	2015	2014	2013
Operating activities
Net loss	$(5,009)	$(339)	$(10,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,030	1,095	1,378
Deferred income taxes	(219)	55	(57)
Loss (gain) on disposal of property and equipment	—	50	(65)
Stock-based compensation	924	2,022	836
Impairment of goodwill and other intangible assets	—	—	1,708
Net changes in operating assets and liabilities:
Accounts receivable	(666)	115	1,336
Inventories	(1,442)	(2,215)	(175)
Other assets	108	33	(29)
Accounts payable	(2,089)	622	868
Other accrued liabilities and deferred revenue	(528)	(580)	(747)
Other liabilities	(252)	96	260

Net cash provided by (used in) operating activities	(8,143)	954	(4,712)

Investing activities
Purchase of property and equipment	(531)	(240)	(86)
Proceeds from sale of property and equipment	—	17	127
Restricted cash	116	(194)	—

Net cash provided by (used in) investing activities	(415)	(417)	41

Financing activities
Borrowings from (repayments of) line of credit, net	—	—	(5,500)
Principal payments on capital leases and long-term obligations	—	(8)	(59)
Proceeds from employee stock plans	512	1,792	512
Net proceeds from common stock issued under public offering	7,888	—	—
Net proceeds from issuance of preferred stock	—	—	7,608
Cash dividends paid on redeemable convertible preferred stock	—	—	(171)
Costs of conversion of redeemable convertible preferred stock	—	(34)	—
Payment for taxes for restricted stock awards surrendered to satisfy tax obligations	—	(499)	(85)

Net cash provided by financing activities	8,400	1,251	2,305

Effect of exchange rates on cash and cash equivalents	1,066	(462)	(82)

Increase (decrease) in cash and cash equivalents	908	1,326	(2,448)
Cash and cash equivalents, beginning of period	7,600	6,274	8,722

Cash and cash equivalents, end of period	$8,508	$7,600	$6,274

Cash paid during the period for:
Interest	$46	$3	$71
Income taxes	29	49	22
Supplemental disclosure of non-cash investing and financing activities:
Transfers from inventory to property and equipment	419	204	161
Accretion of preferred stock to redemption value	—	239	73
Conversion of preferred stock	—	8,000	—
Undistributed dividends allocated to preferred stock	—	—	79

The accompanying notes are an integral part of these Consolidated Financial Statements.

ADEPT TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Founded in 1983, Adept Technology, Inc. (“Adept,” “we” or the “Company”) is a global automation supplier of industrial (fixed) and mobile robots to enable customers to improve speed, quality and efficiency of their production environments. Headquartered in Pleasanton, California, the Company has operations worldwide, including research and development, manufacturing, sales, service and support.

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

Cash Equivalents

All highly liquid investments purchased with maturities of three months or less at time of purchase are classified as cash equivalents. Restricted cash consists of deposit accounts held to secure a leased facility.

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

Adept’s accounts receivable are derived from sales to customers for commercial and research applications. Adept performs ongoing credit evaluations of customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. Adept maintains credit insurance for a substantial portion of its accounts receivable balance. The Company maintains reserves for potential credit losses, in excess of insured amounts. Adept’s products are broadly distributed and no customer accounted for 10% or more of sales. At June 30, 2015 and 2014, no one customer accounted for 10% or greater of accounts receivable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s estimate of probable losses inherent in its accounts receivable balances. Adept regularly reviews the adequacy of its allowance for doubtful accounts by considering factors such as payment history and creditworthiness of the customer. Amounts (credited) charged to bad debt expense were $(5,000), $(54,000), and $173,000 in fiscal 2015, 2014 and fiscal 2013, respectively.

Inventories

Inventories are stated at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Capitalization of Software Development Costs

The Company begins capitalizing software development costs upon the establishment of technological feasibility, which is established upon the completion of a working model or a detailed program design. Costs incurred prior to technological feasibility are charged to expense as incurred. Capitalization ceases when the product is considered available for general release to customers. Capitalized software development costs are amortized to costs of revenues over the estimated economic lives of the software products based on product life expectancy, generally not to exceed three years. The Company did not capitalize any software development costs during fiscal 2015, 2014 and 2013, respectively.

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

Foreign Currency

The functional currencies of our foreign subsidiaries are generally their respective local currencies. Accordingly, gains and losses from the translation of the financial statements of the foreign subsidiaries are reported as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in earnings.

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

Contracts and/or customer purchase orders are used to determine the existence of an arrangement. Shipping documents and customer acceptance, when applicable, are used to verify delivery. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. The Company assesses collectibility based primarily on the creditworthiness of the customer as determined by payment history. Revenue for orders is generally not recognized until the product is shipped and title has transferred to the buyer. The Company bears all costs and risks of loss or damage to the goods up to that point. The Company’s shipment terms typically provide that title passes to the buyer upon delivery of the goods to the carrier named by the buyer at the named place or point. If no precise point is indicated by the buyer, delivery is deemed to occur when the carrier takes the goods into its charge from the place determined by the Company. Other shipment terms may provide that title passes to the buyer upon delivery of the goods to the buyer. Shipping and handling costs are included in cost of sales. Revenue from sales to distributors is recognized upon shipment, assuming all other criteria for revenue recognition have been met. Distributors do not have a right of return. Revenue from purchased extended warranty and post contract support agreements is deferred and recognized ratably over the term of the warranty or support period. The Company presents revenue net of sales taxes and similar assessments.

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

Research, Development and Engineering Costs

Research, development and engineering costs are expensed as incurred, with the exception of software development costs incurred subsequent to establishing technological feasibility and up to the general release of the software products that are capitalized. In fiscal 2015 and 2014, the Company offset $0.1 million and $0.2 million of research, development and engineering costs by a tax refund to be received in France.

Advertising Costs

Advertising costs are expensed in the period incurred and have not been material in each of three years ended June 30, 2015.

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

New Accounting Pronouncements

Recent accounting pronouncements that may have a material impact to the Company’s financial statements that are not yet effective are summarized below. Other recent authoritative guidance issued by the FASB (including technical corrections to the FASB Accounting Standards Codification), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a

consensus of the FASB Emerging Issues Task Force).” This ASU provides explicit guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when net operating losses or tax credit carryforwards exist. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. On July 9, 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The standard permits the use of either the retrospective or cumulative effect transition method. The Company will apply the new revenue standard in fiscal year 2019.

3.	Balance sheet detail

The components of inventories are as follows (in thousands):

	June 30,
	2015	2014
Raw materials	$8,133	$6,408
Work-in-process	434	1,614
Finished goods	1,852	2,274

Total inventory	$10,419	$10,296

The components of property and equipment are summarized as follows (in thousands):

	June 30,
	2015	2014
Cost:
Machinery and equipment	$4,073	$3,991
Computer equipment	5,900	5,456
Demonstration equipment	1,848	1,605
Office furniture and equipment	938	1,052
Software development costs	2,688	2,688

	15,447	14,792
Accumulated depreciation and amortization	(14,051)	(13,710)

Property and equipment, net	$1,396	$1,082

Changes in the Company’s warranty liability are as follows (in thousands):

	June 30,
	2015	2014
Balance at beginning of period	$897	$1,070
Warranty expense	748	531
Warranty claims	(791)	(704)

Balance at end of period	$854	$897

4.	Stock-Based Compensation

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

The Company recorded $0.9 million, $2.0 million, and $0.8 million of stock-based compensation expense for the three years ended June 30, 2015, respectively. The Company did not record an income-tax benefit for the stock compensation expense because of the extent of its net operating loss carry-forwards. The Company utilized the Black-Scholes option pricing model for estimating the fair value of the stock-based compensation. The weighted average grant-date fair values were as follows:

Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013
Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP
$5.29	$2.10	$3.03	$3.56	$2.31	$1.21

The weighted average grant-date fair values were calculated using the following assumptions:

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013
	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP	Equity Incentive and Stock Option Plans	ESPP
Average risk free interest rate	1.65%	0.6%	0.76%	0.11%	0.55%	0.13%
Expected life (in years)	4.88	0.50	3.95	0.49	6.23	0.49
Expected volatility	77%	61%	77%	75%	80%	67%
Dividend yield	—%	—%	—%	—%	—%	—%

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

The intrinsic value of options exercised during the years ended June 30, 2015, 2014 and 2013 were $0.2 million. $3.3 million, and $0.1 million, respectively. As of June 30, 2015, there was $2.6 million of total unrecognized compensation cost that is expected to be recognized through fiscal year 2019, with a weighted average remaining period of 2.9 years. In 2014, the Company granted restricted stock units (“RSUs”) for up to 112,500 shares of common stock to its Chief Executive Officer (“CEO”). The RSUs vest upon the earlier of the CEO’s separation from service or a change in control. The number of shares issuable upon vesting and settlement of the RSUs, if any, will be determined based on the Company’s stock price on the vesting date and, in the case of a separation from service, the extent to which certain performance criteria has been met.

The following table summarizes activities under the Company’s equity incentive plans (in thousands, except per share data):

				Options
	Available for Grant	Options Outstanding	Restricted Stock and RSUs Outstanding	Aggregate Price	Weighted Average Exercise Price Per Share
Balance at June 30, 2012	888	1,473	—	$7,530	$5.11
Granted	(758)	414	344	1,500	3.62
Canceled	905	(905)	—	(4,913)	5.43
Exercised	—	(138)	—	(408)	2.95
Vested	—	—	(65)	—	—
Expired	(72)	—	—	—	—
Forfeited due to cancellation or for taxes	148	—	(148)	—	—

Balance at June 30, 2013	1,111	844	131	3,709	4.39
Granted	(991)	871	120	5,694	6.54
Canceled	202	(202)	—	(1,033)	5.11
Exercised	—	(355)	—	(1,563)	4.41
Vested	—	—	(66)	—	—
Expired	(28)	—	—	—	—
Forfeited due to cancellation or for taxes	73	—	(73)	—	—

Balance at June 30, 2014	367	1,158	112	6,807	5.87
Shares added	400	—	—	—	—
Granted	(626)	619	7	5,263	8.50
Canceled	146	(146)	—	(1,284)	8.82
Exercised	—	(61)	—	(253)	4.12
Forfeited due to cancellation or for taxes	2	—	(2)	—	—

Balance at June 30, 2015	289	1,570	117	$10,533	$6.70

	Shares (In thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Options Vested/Expected to Vest at June 30, 2015	1,518	$6.66	7.86	$2,389

Options Exercisable at June 30, 2015	896	$5.56	6.97	$2,063

The following table summarizes information concerning outstanding and exercisable stock options at June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices Per Share	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)	(per share)	(in thousands)	(per share)
$2.80 - $ 3.27	192	6.23	$3.12	172	$3.11
$3.51 - $ 3.51	35	7.11	3.51	22	3.51
$3.58 - $ 3.58	175	8.13	3.58	175	3.58
$3.73 - $ 4.31	52	6.17	3.88	47	3.88
$4.60 - $ 4.60	164	7.92	4.60	119	4.60
$4.86 - $ 6.66	195	8.10	6.21	66	5.32
$6.76 - $ 6.90	200	8.21	6.85	157	6.85
$7.05 - $ 8.00	47	7.52	7.29	12	8.00
$8.66 - $ 8.66	251	9.37	8.66	—	—
$8.75 - $ 17.36	259	7.71	12.07	126	11.80

$2.80 - $ 17.36	1,570	7.91	$6.70	896	$5.56

5.	Net loss per share

Options to purchase 1,570,000, 1,158,000, and 844,000 shares of common stock were outstanding at June 30, 2015, 2014 and 2013, respectively. Because the Company was in a loss position for each of these years, stock options outstanding, restricted stock grants, and common stock issuable upon the conversion of the redeemable convertible preferred stock were excluded in the computation of diluted loss per share because their effect would be antidilutive. Options to purchase 0.3 million, 0.6 million, and 0.1 million shares of common stock were not included in the computation of diluted earnings per share for fiscal 2015, 2014, and 2013, respectively, because their exercise prices were greater than the average market price of the Company’s common stock and therefore their effect would be antidilutive.

6.	Other Intangible Assets

The following is a summary of the gross carrying amount, the accumulated amortization and the aggregate amortization expense related to intangible assets subject to amortization (in thousands):

	June 30, 2015				June 30, 2014
	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount	Gross Assets	Accumulated Amortization	Impairment of Intangible Assets	Net Carrying Amount
Developed Technology/Patents	$1,930	$(1,220)	$(158)	$552	$1,930	$(976)	$(158)	$796
Customer Base	340	(340)	—	—	340	(340)	—	—
Trademarks/ Trade names	231	(154)	(77)	—	231	(154)	(77)	—

Total	$2,501	$(1,714)	$(235)	$552	$2,501	$(1,470)	$(235)	$796

A summary of future amortization as of June 30, 2015 follows (in thousands):

	2016	2017	2018	Total
Developed Technology and Patents	$245	$245	$62	$552

7.	Bank Line of Credit

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

At June 30, 2015, the Company had no borrowings under the Agreement.

Through June of 2014, the Company had a credit facility with a bank which was originally entered into in 2009, and was amended and restated in 2013 and amended in 2014. The credit facility provided for borrowings of up to $8 million at specified advance rates.

8.	Commitments and Contingencies

Commitments

Adept leases facilities in the United States, Germany, France, Singapore and China. Adept records lease expense on a straight-line basis over the related lease term. Future minimum lease payments under non-cancelable operating leases with original terms in excess of one year as of June 30, 2015 are as follows (in thousands):

Fiscal Year
2016	$1,748
2017	1,306
2018	1,172
2019	834
2020	858
Thereafter	5,260

Total minimum lease payments	$11,178

In July 2015, the Company entered a new lease for its principal corporate offices and manufacturing facility. The future minimum lease payments associated with such lease are included in the table above. Rent expense was $1.8 million, $1.9 million, and $1.9 million in fiscal 2015, 2014 and 2013, respectively.

At June 30, 2015, Adept had $11.7 million of inventory purchase obligations. Purchase obligations are in the form of purchase orders, generally for components and sub-assemblies. These purchase orders typically cannot be canceled by Adept without penalty.

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

In 2014, the Commercial Court of Lorient, France held that Adept did not fulfill certain obligations relating to a contract between Adept and a sub-contractor, requiring Adept to pay the sub-contractor 362,000 euros. Adept reached agreement to settle this matter, and paid $159,000 relating to the settlement. In 2015, the Company settled a legal claim made by a former employee and recorded a $260,000 charge, which includes legal expenses and is net of insurance reimbursement and amounts previously accrued.

9.	Stockholders’ Equity

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

Common Stock

The Company has reserved shares of common stock for future issuance at June 30, 2015 as follows (in thousands):

Stock based awards outstanding	1,687
Stock based awards available for grant	289
Employee stock purchase plan shares available for purchase	246

2,222

10.	Employee Savings and Investment Plan

The Company maintains a 401(k) savings and investment plan in which all U.S. employees are eligible to participate. The Company matches employees’ contributions up to a specified amount each year. In fiscal 2015, 2014 and 2013, the Company expensed $55,000, $46,000 and $46,000 in 401(k) matching benefits.

11.	Income Taxes

The Company’s income (loss) before income taxes were as follows (in thousands):

	Years Ended June 30,
	2015	2014	2013
Domestic	$(5,203)	$(4,091)	$(6,826)
Foreign	(126)	4,101	(3,519)

Total	$(5,329)	$10	$(10,345)

The Company had no accumulated foreign earnings at June 30, 2015.

The provision for (benefit from) income taxes consists of the following (in thousands):

	Years Ended June 30,
	2015	2014	2013
Current:
Federal	$—	$—	$(59)
State	27	23	22
Foreign	(80)	206	(171)

Total current	(53)	229	(208)

Deferred:
Foreign	(267)	120	(112)

Provision for (benefit from) income taxes	$(320)	$349	$(320)

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) before provision for (benefit from) income taxes is summarized below (in thousands):

	Years Ended June 30,
	2015	2014	2013
Tax at federal statutory rate	$(1,813)	$3	$(3,517)
State taxes, net of federal benefit	(822)	(36)	462
Foreign taxes differential	5	451	432
Tax credits	(75)	(59)	(148)
Non-deductible meals and entertainment	23	29	21
Stock compensation	160	(28)	325
Unrecognized tax benefits	(60)	11	(425)
Imputed intercompany interest	80	132	243
Adjustments related to prior years	(288)	21	(212)
Change in valuation allowance	2,461	(237)	2,462
Other	9	62	37

Provision for (benefit from) income taxes	$(320)	$349	$(320)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	Years Ended June 30,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$38,178	$35,947
Tax credit carryforwards	2,497	2,114
Inventory valuation	492	644
Depreciation and amortization	1,101	847
Other accruals not currently deductible for tax purposes	1,591	1,809
Other	—	85

Total deferred tax assets	43,859	41,446
Valuation allowance	(43,311)	(40,850)

Net deferred tax assets	548	596

Deferred tax liabilities:
Depreciation and amortization	—	(308)
Purchased intangibles	(198)	(297)
Other	(92)	—

Net deferred tax liabilities	(290)	(605)

Total net deferred tax assets (liabilities)	$258	$(9)

Included in:
Other current assets	$67	$12
Other assets	205	(10)
Long-term income taxes payable	(14)	(11)

	$258	$(9)

For financial reporting purposes, the Company’s deferred tax assets have been substantially offset by a valuation allowance due to uncertainties about the Company’s ability to generate future taxable income. The change in the valuation allowance was a net increase (decrease) of $2.5 million and $(0.2) million for the years ended June 30, 2015, and June 30, 2014, respectively.

The accumulated tax benefits associated with employee stock options provide a deferred benefit of approximately $2.6 million which has been fully offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

The reversal of previously accrued income taxes reflects management’s reassessment of the appropriate level of tax liabilities for the Company based on the Company’s current level of operating activities and recent filing of its federal, state, and certain international tax returns.

At June 30, 2015, the Company had income tax carryfowards summarized as follows:

	Amount (in millions)	Years of expiration, if unused
Net operating loss carryforwards:
Federal	$110	2022-2035
California	33	2016-2034
Other states	15	2016-2034
Foreign	7	No expiration date
Credit carryforwards:
Federal	3	2019-2034
State	6	No expiration date

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the change in ownership limitations provided in the Internal Revenue Code. The annual limitation may result in the expiration of the net operating losses and credits before utilization.

The Company evaluates if its income tax positions will more than likely not sustain on technical merits if audited by an income tax authority. The more likely than not threshold is assessed assuming that the taxing authority will examine the income tax position having full knowledge of all relevant information. At June 30, 2015 the Company had $7.9 million of unrecognized tax benefits of which $0.3 million , if recognized, would reduce the Company’s effective tax rate.

Adept files income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which the Company has a subsidiary or branch operation. The tax years 1999 to 2013 remain open to examination by the U.S. and state tax authorities, and the tax years 2010 to 2013 remain open to examination by the foreign tax authorities or until the statute of limitations lapses in each jurisdiction.

Adept’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2015, the Company had no material accrued interest or penalties associated with unrecognized tax benefits. The Company does not expect an increase to the estimated amount of the liability associated with its uncertain tax position within the next twelve months.

The following table summarizes the activity related to Adept’s unrecognized tax benefits (in thousands):

	Years Ended June 30,
	2015	2014
Beginning balance	$7,413	$6,982
Increases related to prior year tax positions	424	407
Decreases related to prior year tax positions	—	(11)
Increases related to current year tax positions	78	35

Ending balance	$7,915	$7,413

In general, it is the practice and intention of the Company to reinvest the earnings of its non-U.S. subsidiaries in those operations. The Company does not provide for U.S. income taxes on the earnings of foreign subsidiaries as such earnings are to be reinvested indefinitely. As of June 30, 2015, there is no cumulative amount of earnings upon which U.S. income taxes have not been provided.

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

The following table summarizes the Company’s segment results (in thousands):

	Years Ended
	June 30, 2015	June 30, 2014	June 30, 2013
Revenue:
Robotics	$42,250	$45,084	$36,353
Services and Support	11,945	12,456	10,463

Total revenue	$54,195	$57,540	$46,816

Operating income (loss):
Robotics	$49	$4,987	$(2,389)
Services and support	3,997	4,636	3,815

Segment profit	4,046	9,623	1,426
Unallocated operating expenses	(8,622)	(9,726)	(8,898)
Restructuring charges, net	—	—	(785)
Amortization of other intangible assets	(244)	(244)	(411)
Impairment of goodwill and other intangible assets	—	—	(1,708)
Interest income (expense), net	(46)	5	(37)
Other income	—	2	71
Currency exchange gain (loss)	(463)	350	(3)

Income (loss) before income taxes	$(5,329)	$10	$(10,345)

Management also assesses the Company’s performance, operations and assets by geographic areas. Revenue and long-lived assets related to continuing operations are summarized in the following tables (in thousands):

	2015	2014	2013
Revenue:
United States	$10,766	$13,289	$12,708

Europe	25,904	25,973	22,572
Asia	15,548	15,700	10,218
Other countries	1,977	2,578	1,318

Total International	43,429	44,251	34,108

Total revenue	$54,195	$57,540	$46,816

	June 30, 2015	June 30, 2014
Long-lived assets:
United States	$1,220	$795
All other countries	470	377

Total long-lived assets	$1,690	$1,172

13.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables set forth unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 30, 2015. This unaudited information was prepared on a basis consistent with audited consolidated financial statements, reflecting all normal recurring adjustments that were considered necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per share.

	Three months ended				Three months ended
	Sep 28, 2013	Dec 28, 2013	Mar 29, 2014	Jun 30, 2014	Sep 27, 2014	Dec 27, 2014	Mar 28, 2015	Jun 30, 2015
Revenues	$13,571	$14,588	$15,121	$14,260	$14,402	$11,797	$14,114	$13,882
Gross margin	6,262	6,839	6,914	6,605	6,443	5,060	5,837	5,414
Net income (loss) attributable to common stockholders	(502)	100	(12)	(367)	82	(2,357)	(1,324)	(1,410)
Basic net income (loss) attributable to common stockholders	(0.05)	0.01	—	(0.03)	0.01	(0.18)	(0.10)	(0.10)
Diluted net income (loss) attributable to common stockholders	(0.05)	0.01	—	(0.03)	0.01	(0.18)	(0.10)	(0.10)

CONSOLIDATED SCHEDULE II

ADEPT TECHNOLOGY, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged (credited) to expenses	Deductions (1)	Balance at End of Period
Year ended June 30, 2013:
Allowance for doubtful accounts	$629	$173	$(74)	$728
Year ended June 30, 2014:
Allowance for doubtful accounts	$728	(54)	(64)	$610
Year ended June 30, 2015:
Allowance for doubtful accounts	$610	(5)	200	$405

(1)	Includes write-offs, net of recoveries.